Form 10-K
period 1993-12-31
BOWATER INC
filed 1994-03-31
CIK 743368

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993           COMMISSION FILE NO. 1-8712
                              BOWATER INCORPORATED
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                   62-0721803
           (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                   Identification No.)

                             55 EAST CAMPERDOWN WAY
                                 P. O. BOX 1028
                        GREENVILLE, SOUTH CAROLINA 29602
                                 (803) 271-7733
         (Address and telephone number of principal executive offices)
          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS:                           ON WHICH REGISTERED:
 Common Stock, par value $1 per share      New York Stock Exchange, Inc.
                                        The Pacific Stock Exchange Incorporated
                                                The London Stock Exchange
                                                The Swiss Stock Exchanges

Depositary Shares, each representing one-fourth of New York Stock Exchange, Inc.
    a share of 7% PRIDES, Series B Convertible
            Preferred Stock, par value
                   $1 per share
Depositary Shares, each representing one-fourth of New York Stock Exchange, Inc.
  a share of 8.40% Series C Cumulative Preferred
           Stock, par value $1 per share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (check) No ( )
     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 10, 1994, was $995,139,248.
     As of March 10, 1994, there were 36,468,569 shares of the registrant's Common Stock outstanding.
     Portions of the following documents are incorporated by reference into the parts of this report indicated below:

Annual Report to Shareholders for the year ended             Parts I, II and IV
December 31, 1993.
Proxy Statement with respect                                    Part III
to the Annual Meeting of Shareholders to be held
on May 25, 1994.

    This Form 10-K is printed on recycled paper manufactured by the Company.

                                     PART I
ITEM 1. BUSINESS
GENERAL
     Bowater Incorporated (together with its consolidated subsidiaries, the "Company") is engaged in the manufacture, sale and distribution of newsprint, directory paper, uncoated groundwood specialties, coated publication and educational workbook paper, market pulp, continuous stock computer forms and lumber. The Company operates facilities in both the United States and Canada, manages and controls approximately 4.0 million acres of timberlands to support these facilities and markets and distributes its various products both domestically and in the export market.
     On December 31, 1991, the Company acquired 80 percent of the stock of Great Northern Paper, Inc. ("GNP") from Great Northern Nekoosa Corporation ("GNN"), a subsidiary of Georgia-Pacific Corporation. In July 1992, the Company acquired the remaining 20 percent of GNP under the terms of its purchase agreement with GNN.
     The Company was incorporated in Delaware in 1964. The Company's principal executive offices are currently located at 55 East Camperdown Way, Greenville, South Carolina 29602, and its telephone number at that address is (803) 271-7733.
     Information regarding segment, geographic area, and net export sales is incorporated herein by reference to pages 8 and 27 of the Company's 1993 Annual Report (the "Annual Report").
     Information regarding the pulp and paper industry is incorporated herein by reference to pages 2 through 5 of the Annual Report.
     Information regarding the Company's liquidity and capital resources is incorporated herein by reference to pages 12 through 14 of the Annual Report. NEWSPRINT, DIRECTORY PAPERS AND UNCOATED GROUNDWOOD SPECIALTIES
     The Company is the largest manufacturer of newsprint in the United States and, with its Nova Scotia mill, is the third largest manufacturer in North America. Its annual capacity is approximately 8 percent of the North American total.
     The Company presently manufactures newsprint at five separate locations:
Calhoun, Tennessee; Catawba, South Carolina; Millinocket and East Millinocket, Maine; and Liverpool, Nova Scotia. Both the Company's Southern Division and Calhoun Newsprint Company ("CNC") (of which stock with approximately 51 percent voting power is held by the Company and stock with approximately 49 percent voting power is held by Advance Publications, Inc.) are located at Calhoun, Tennessee. The Company's Carolina Division is located at Catawba, South Carolina, and Bowater Mersey Paper Company ("Mersey") (which is owned 51 percent by the Company and 49 percent by The Washington Post Company) is located at Liverpool, Nova Scotia. GNP is comprised of two mills located at Millinocket and East Millinocket, Maine, the Pinkham Lumber Company in Ashland, Maine, and approximately 2.1 million acres of timberlands in Maine.
     The Calhoun facility, which produces newsprint for Southern Division and CNC, is located on the Hiwassee River in Tennessee and is the largest newsprint mill in North America. At this facility, Southern Division operates four paper machines, which produced 594,550 tons of newsprint and groundwood specialty papers in 1993. Also located at this facility is CNC's No. 5 paper machine, which produced 241,627 tons of newsprint in 1993. The continuing modernization of Southern Division's facilities has contributed substantially to improved product quality and is helping the mill to maintain its position as one of the most productive in the industry. Although Southern Division manages and operates the entire Calhoun facility, CNC owns 68.4 percent of the thermomechanical pulp ("TMP") mill and 100 percent of the recycled fiber plant located at the Calhoun facility. Southern Division owns the remaining 31.6 percent of the TMP mill and 100 percent of the other facilities at this location. These other facilities include kraft and stone groundwood pulp mills, a power plant, water treatment facilities, and other support equipment necessary to produce the finished product.
     The newsprint machine at the Company's Carolina Division, which produced 240,623 tons in 1993, is one of the largest and most productive newsprint machines in the industry. In 1988, the Company installed a twin-wire former and other ancillary equipment that have enhanced this machine's capacity and permitted it to produce a higher quality product.
     The Mersey mill is located on an ice-free port providing economical access to ports along the eastern seaboard of the United States and throughout the world. Its two paper machines, built in 1929, were completely rebuilt between 1983 and 1985 and produced 263,306 tons of newsprint in 1993. The mill also operates pulping and other support facilities required to produce the finished product. A new TMP mill was started up in late 1989 and now supplies 100 percent of the pulp to the two newsprint machines. This change has resulted in significant improvements in product quality.
                                       1

     The East Millinocket mill is located on the West Branch of the Penobscot River in northern Maine. Its two paper machines (Nos. 5 and 6) were built in 1954 and completely rebuilt in 1986. These two machines produced a total of 276,824 tons of newsprint, directory paper and other groundwood specialties in 1993. The mill also operates a groundwood pulp mill and other support facilities required to produce the finished products. Sulfite pulp is pumped through a pipeline from the Millinocket mill for use at the East Millinocket mill.
     The Millinocket Mill is located eight miles from the East Millinocket mill, and in 1993 produced 154,207 tons of newsprint, directory papers and uncoated groundwood specialties. These paper grades are used in magazines, catalogs, directories, newspaper advertising inserts and business forms and are sold primarily to customers east of the Mississippi River. During the third quarter of 1993, the Company announced the phased closure of certain older, higher cost operations located at the Millinocket mill. The phaseout will involve the shutdown of the mill's woodyard, groundwood pulping facilities and a small paper machine that produces uncoated groundwood specialties. Approximately 200 positions will be eliminated throughout the mill's operations over a 12 month period as a result of this closure. The Company believes that these changes will significantly improve the mill's cost competitiveness.
     The production of all five newsprint mills is sold directly by the Company through regional sales offices located in major metropolitan areas of the eastern half of the United States. Advance Publications, Inc. purchases the equivalent of CNC's entire annual output, and The Washington Post purchases approximately 80,000 tons annually. Combined, these two customers in 1993 accounted for approximately 8.7 percent of the Company's consolidated net sales and 21.4 percent of the Company's newsprint sales. The geographical location of the Company's newsprint mills permits distribution of their products by rail, truck, ship or barge.
COATED PAPER
     The Company is the fifth largest producer in the United States and the sixth largest North American producer of coated paper. Coated paper produced by the Company is light weight coated paper ("LWC") and is used in special interest magazines, mail order catalogs, advertising pieces and coupons.
     The Company manufactures a variety of coated grades on two paper machines (Nos. 1 and 2) at its Catawba, South Carolina, mill site and on three paper machines (Nos. 7, 8, and 10) at its Millinocket, Maine, mill site. The Company's No. 2 machine at Catawba began production in July 1986 and reached its design capacity during 1987. Both machines at Catawba include off-machine coaters. At Millinocket, the Nos. 7 and 8 machines produce a base stock which is coated on an off-machine blade coater while the No. 10 machine has an on-machine roll coater.
     In 1993, the two coated machines at Catawba produced 333,490 tons of LWC and the three coated machines at Millinocket produced 121,425 tons of LWC.
     Coated paper is sold by the Company to printers, publishers, mail order houses and paper merchants. It is distributed by truck and rail from the Catawba and Millinocket mill sites, which are strategically located to supply the southeastern and northeastern United States, respectively, as well as jointly serving the midwestern market.
MARKET PULP
     In addition to furnishing its pulp requirements, the Company in 1993 supplied 256,599 tons of bleached kraft market pulp to manufacturers of fine paper, tissues and other paper products from its market pulp facility at Catawba, South Carolina. In 1990, the Company replaced its kraft mill at Calhoun, Tennessee. The new 900 tons per day capacity mill replaced a smaller 34-year old kraft pulp mill. This new mill utilizes the most up-to-date technology and has provided increased capacity, improved pulp quality, reduced energy consumption, and an improved environmental impact. During 1993, in addition to supplying the chemical pulp portion of the newsprint furnish, the new kraft mill produced an additional 42,438 tons of fully bleached market pulp for sale to customers.
     In 1994, the Southern Division will replace its present recovery boilers, which are 27 and 39 years old, with a new recovery boiler currently under construction. A recovery boiler is an essential part of the kraft pulping process. The new recovery boiler will enable the Company to realize significant cost reductions and meet currently proposed environmental regulations.
     Most of the Company's market pulp is fully bleached, but small amounts of semi-bleached kraft grades are also produced. In recent years, 70 percent to 80 percent of the Company's pulp sales have been to the export market, which is sold through agents. United States sales are made directly by the Company.
                                       2

COMMUNICATION PAPERS
     The Company's subsidiary, Bowater Communication Papers Inc. ("BCPI"), manufactures continuous stock computer forms at eight plants in the United States. BCPI markets this product and other business communication papers through its two divisions, Bowater Computer Forms ("BCF") and Star Forms, which use a network of 30 distribution centers to service customers in major metropolitan areas throughout the United States. BCF specializes in direct sales to numerous large-volume end-users, such as banks and governmental entities, while Star Forms concentrates on sales to smaller businesses and individuals through sales to numerous business forms distributors, paper merchants, office product dealers, computer stores and other outlets.
LUMBER, STUMPAGE AND OTHER PRODUCTS
     In connection with its primary business of manufacturing and distributing various paper products and market pulp, the Company is engaged in several business areas related to its primary business.
     The Company currently owns or manages under lease approximately 4.0 million acres of timberlands throughout eight states and Nova Scotia. Approximately 2.1 million acres of these timberlands were acquired in the GNP acquisition and are located in the State of Maine. The Company also maintains two nurseries from which it supplies seedlings to replace trees harvested from its timberlands, generally planting three trees for each one that is cut.
     The Company operates three sawmills that produce construction grade lumber. The sawmill at Albertville, Alabama, produced 96.5 million board feet of lumber in 1993. This lumber is sold in the southern and midwestern United States. Mersey operates a small sawmill in Oak Hill, Nova Scotia, the products of which are sold to customers in eastern Canada and the United Kingdom. The Oak Hill sawmill produced 23.7 million board feet of lumber in 1993. The Pinkham Lumber Company sawmill in Ashland, Maine, produced 72.5 million board feet of lumber in 1993, with the majority of this product sold to customers in New England. RECYCLING CAPABILITY
     The Company has focused its efforts in recent years on meeting the demand for recycled content paper products, which provides an environmental benefit in reducing solid waste landfill deposits and creates a marketing imperative for publishers and other customers trying to meet recycled content standards.
     The Company broke ground for its first recycling plant in 1990 at Calhoun, Tennessee. The mill has been successful since its startup in 1991. Taking a mixture of 70 percent used newspapers and 30 percent used magazines, the plant utilizes advanced mechanical and chemical processes to produce high quality pulp. When up to 20 percent of this mixture is combined with virgin fiber, the resulting product is comparable in quality to paper produced with 100 percent virgin fiber pulp. Substantial tonnages of recycled content paper have been made available to newsprint customers, while increasing quantities of computer forms papers that contain 20 percent post-consumer or comparable recycled fiber have been shipped to the Company's communication papers group for conversion to computer forms.
     The first major project at GNP since the acquisition has been the construction of a similar recycling plant to provide recycled fiber for newsprint, directory papers and other groundwood papers at that location. When this second facility reaches full production, expected in the fourth quarter of 1994, the Company will have a combined capacity to supply over 250,000 tons per year of recycled fiber pulp to its paper mills.
COMPETITION
     Newsprint and bleached softwood market pulp, two of the Company's principal products, are consumed in virtually every country of the world and produced in nearly all countries with adequate indigenous fiber sources. No proprietary process is employed in either their manufacture or use. Newsprint and market pulp from a variety of manufacturers may be used with relatively few process changes to produce customer products. The Company faces intense competition in these two products from a number of other producers in the United States and from pulp and paper companies of Canada, Scandinavia and other forested countries. In addition to price, quality, service, and the ability to produce paper with recycled content are important competitive determinants.
     Competition in the directory and groundwood specialty markets is intense. The Company uses price, quality and service to compete with other producers.
                                       3

     The coated paper market is also highly competitive. Price, quality and service are important competitive determinants, but a degree of proprietary knowledge is required in both the manufacture and use of this product which requires close supplier-customer relationships.
     As with other globally manufactured and sold commodities, the Company's competitive position is significantly affected by the volatility of currency exchange rates. Since several of the Company's primary competitors are located in Canada, Sweden and Finland, the relative rates of exchange between those countries' currencies and the United States dollar can have a substantial effect on the Company's ability to compete. Recently, the Company's competitive position has been adversely affected by the relative strength of the United States dollar against these currencies.
     In addition, the degree to which the Company competes with foreign producers depends in part on the level of demand abroad. Shipping costs generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.
     Trends in electronic data transmission and storage could adversely affect traditional print media, including products of the Company's customers; however, neither the timing nor the extent of those trends can be predicted with certainty. Industry reports indicate that the Company's newspaper publishing customers in North America have experienced some loss of market share to other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end uses for selected Company products) and cable television. These customers are also facing a decline in newspaper readership, circulation and advertising lineage. The Company does not believe that this is the case in most overseas markets.
     Part of the Company's competitive strategy is to be a low cost producer of its products while maintaining strict quality standards and being responsive on environmental issues. The Company believes that its large woodland base, relative to its paper production, provides it with a competitive advantage in controlling costs and that its two recycling facilities have further enhanced its competitive position. The Company believes that the cost advantage of these recycling facilities, as compared to the more traditional methods of paper production, should continue until the price for wastepaper significantly rises.
     The Company's competitive advantage in the communication papers market has been to differentiate itself from others by developing new products, including forms with recycled content, and by gaining the benefits of additional vertical integration, using the capabilities of its paper mills. Paper is the primary cost of this business, and the Company is moving toward providing more of BCPI's paper needs internally to the extent consistent with customer product requirements. The Company believes that, notwithstanding the increase in use of business machines using higher grades of paper, customers that generate high volumes of internal documents will continue to demand groundwood based continuous stock computer forms.
RAW MATERIALS
     The manufacture of pulp and paper requires significant amounts of wood and energy. Approximately 2.9 million cords of wood were consumed by the Company during 1993 for pulp and paper production. The Company harvests wood fiber from Company-owned properties equal to approximately 50% of its total wood fiber requirements with the balance of virgin wood requirements purchased, primarily under contract, from local wood producers, private landowners and sawmills (in the form of chips) at market prices. Wastepaper (in the form of old newspapers and magazines) is purchased from suppliers in the regions of the Company's two recycling plants. These suppliers collect, sort and bale the material before selling it to the Company, primarily under long-term contracts.
     Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers at the various mill sites from a variety of fuel sources. In recent years, the Company has reduced its dependence upon oil and natural gas by increasing its ability to burn wood wastes and coal. Internally generated electrical power at the Calhoun and Catawba facilities is used to supplement purchased electrical power. The GNP operation is totally self-sufficient electrically with six hydroelectric facilities located on the West Branch of the Penobscot River (containing 31 hydroelectric generators) and seven steam turbine generators located in the mill power plants.
     The Company operates its Maine hydroelectric facilities pursuant to long-term licenses granted by the Federal Energy Regulatory Commission ("FERC") or its predecessor, the Federal Power Commission. The existing licenses for certain dams expired on December 31, 1993. The Company is currently engaged in the multi-year relicensing process to obtain new
30-year licenses. The relicensing proceedings have not yet concluded; however, annual extensions are expected to be granted while FERC proceeds with preparation of an environmental impact statement now scheduled to be issued in the third quarter of 1994. In connection with the relicensing process, various groups have intervened and raised objections that are now being considered by FERC. Although there can be no assurances, the Company believes that, notwithstanding these objections, new
                                       4
licenses will be issued and that such licenses will contain terms and conditions that will allow the Company to maintain most of the benefits that are provided under the existing licenses. In the interim period, the Company will continue to operate under the existing licenses or such annual licenses as FERC issues prior to the conclusion of the pending relicensing proceedings.
EMPLOYEES
     The Company employs approximately 6,600 people, of whom approximately 4,300 are represented by bargaining units. The labor agreement at the Company's Catawba mill, covering all of the plant's hourly employees, was recently extended for four years beginning April 19, 1993. A 1991 labor contract at the Calhoun mill with most of the plant's hourly employees lasts until July, 1996. The labor contract covering all unionized employees at the Mersey mill has been renewed as of April 30, 1993, and expires on April 30, 1998. Contracts covering the large majority of unionized employees of GNP expire in August
1995. All plant facilities are situated in areas where an adequate labor pool exists and relations with employees are considered good.
TRADEMARKS AND NAME
     The Company currently possesses the exclusive worldwide right to use the trademarked Company logo and, in the western hemisphere, the exclusive right to use the trade name "Bowater". The Company considers these rights to be valuable and necessary to the conduct of the Company's business.
ENVIRONMENTAL MATTERS
     For a detailed explanation of the Company's environmental issues, see "Environmental Matters" on page 14 of the Annual Report, incorporated herein by reference.
     The Company believes that its U.S. and Canadian operations are in substantial compliance with all applicable federal and state environmental regulations, and that all currently required control equipment is in operation. While it is impossible to predict future environmental regulations that may be established, the Company believes that it will not be at a competitive disadvantage with regard to meeting future U.S. or Canadian standards, and that related expenditures and costs will not materially affect the Company's financial position or results of operations.
     The Company has taken positive action on the municipal solid waste issue by constructing two recycle facilities at its Tennessee and Maine mills. See "Recycling Capability" on page 3.
ITEM 2. PROPERTIES
     Reference is made to the information set forth in Item 1, "Business", pages 6 to 8 and the back cover page of the Annual Report for the location and general character of principal plants and other materially important properties of the Company.
     The Company owns all of its properties with the exception of certain timberlands, office premises, manufacturing facilities and transportation equipment which are leased by the Company under long-term leases. See "Timberland Leases and Operating Leases" on page 26 of the Annual Report, incorporated herein by reference.
ITEM 3. LEGAL PROCEEDINGS
     In January 1994, the Company settled for an aggregate sum of approximately $10.5 million all pending lawsuits naming the Company and other parties as defendants in the State Circuit Courts of Hamilton County, Knox County and McMinn County, Tennessee, and in the United States District Court for the Eastern District of Tennessee, that claimed compensatory and punitive damages for wrongful death, personal injury and/or property damage arising out of a series of vehicular accidents that occurred on December 11, 1990, in fog on Highway I-75, which passes in the general area of the Company's Calhoun, Tennessee, mill property. The plaintiffs in these actions had sought to make the Company liable on the theory that the mill's operations created the fog or contributed to its density.
     The Company's excess insurers reserved rights with respect to coverage of the plaintiffs' claims on various grounds including their assertion that coverage is not available for pollution claims, for consequences expected or intended by the Company or for any punitive damages. On November 22, 1993, the Company filed a complaint in the United States District Court for the Eastern District of Tennessee against its first excess insurer, National Union Fire Insurance Company, which seeks a declaratory judgment in favor of the Company on the issues in dispute with that insurer.
                                       5

     The settlements will be funded by the Company's insurance carriers, subject, in the case of approximately $9.5 million funded by the Company's first excess insurer, to subsequent determination of ultimate coverage responsibility in the pending insurance coverage lawsuit. Although no assurance can be provided, the Company believes that it should prevail on the insurance coverage issue.
     The Company is also involved in various litigation relating to contracts, commercial disputes, tax, environmental, workers' compensation and other matters. The Company's management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1993.
EXECUTIVE OFFICERS OF THE REGISTRANT
     The Company's executive officers, who are elected by the Board of Directors to serve one-year terms, are listed below. There are no family relationships among officers, or any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                          AGE AS OF                                                                               SERVED AS
        NAME            MARCH 10, 1994                                 POSITION                                 OFFICER SINCE
Anthony P. Gammie             59         Chairman of the Board and Chief Executive Officer                           1979
Richard D. McDonough          62         Vice Chairman                                                               1979*
John C. Davis                 58         Senior Vice President -- Pulp and Paper Sales                               1992
Robert C. Lancaster           47         Senior Vice President and Chief Financial Officer                           1984
David E. McIntyre             53         Senior Vice President -- Pulp and Paper Manufacturing                       1992
Robert J. Pascal              61         Senior Vice President of the Company, President of the Communication        1986
                                         Papers Group
Donald J. D'Antuono           50         Vice President -- Corporate Development                                     1979
John P. Fucigna               62         Vice President -- Finance                                                   1975
Robert D. Leahy               42         Vice President -- Corporate Relations                                       1993
David G. Maffucci             43         Vice President -- Treasurer                                                 1992
Ecton R. Manning              56         Vice President -- General Counsel                                           1988
Robert A. Moran               49         Vice President -- Pulp and Paper Manufacturing Services                     1992
Michael F. Nocito             38         Vice President -- Controller                                                1993
Aubrey S. Rogers              54         Vice President -- Information Services                                      1992
Wendy C. Shiba                43         Secretary and Assistant General Counsel                                     1993
Phillip A. Temple             53         Vice President -- Human Resources and Administration                        1993

     Anthony P. Gammie became Chairman of the Board in January 1985, and has been Chief Executive Officer of the Company since January 1983. He was the President from January 1983 to July 1, 1992. He was President of the Pulp and Paper Group from August 1981 to December 1982, and Executive Vice President from 1979 to 1982. He was a director of Bowater plc until July 1984, and prior to being transferred to the United States at the end of 1978, he was the Chairman and Managing Director of Bowater United Kingdom Limited. He has been a director of the Company since 1979. He is also a director of Alumax Inc. and The Bank of New York.
     Richard D. McDonough became Vice Chairman on July 1, 1992. He served as Chief Financial Officer of the Company from March 1979 to June 1993 and as Senior Vice President -- Finance from March 1979 to June 1992. He was formerly a Vice President of the Singer Company, where he was employed from 1963 to 1979. He has been a director of the Company since 1979.* Mr. McDonough also serves as a director of Geo International, Inc.
     John C. Davis became Senior Vice President -- Pulp and Paper Sales in February 1994. Previously he was Vice President -- Pulp and Paper Sales since July 1992 and Vice President -- Marketing of the Pulp and Paper Group and President of Bowater Sales Division since 1983.
     Robert C. Lancaster became Senior Vice President and Chief Financial Officer on July 1, 1993. He was Senior Vice President -- Finance from July 1, 1992 to July 1, 1993. Prior to that he was Vice President -- Controller from July 1984 to 1992. Previously he was Assistant Controller of ACF Industries Incorporated from 1980 to 1984, and was a Senior Manager with Price Waterhouse, where he was employed from 1968 to 1980.
                                       6

     David E. McIntyre became Senior Vice President -- Pulp and Paper Manufacturing in February 1994. Previously he was Vice President -- Pulp and Paper Manufacturing since July 1992, Vice President -- Pulp and Paper Manufacturing Services of the Company's Pulp and Paper Group from 1988 to 1992, and Vice President-Manufacturing Services of the Pulp and Paper Group from 1986 to 1988.
     Robert J. Pascal became Senior Vice President in February 1994. Previously he was Vice President since December 1986 and President of the Communication Papers Group since December 1990, prior to which he was General Manager of that Group. He was Group Vice President of Pitney Bowes, Inc. from 1981 to 1986.
     Donald J. D'Antuono was appointed Vice President -- Corporate Development in September 1991. Previously he had been Vice President -- Investor Relations since April 1984. He was Controller from 1977 to 1978, Treasurer of Mersey from 1978 to 1979 and Vice President-Controller of the Company from 1979 to 1984.
     John P. Fucigna became Vice President -- Finance on July 1, 1992. Prior to that he had been Vice President -- Treasurer since February 1982, and was Treasurer from 1975 to January 1982.
     Robert D. Leahy was appointed Vice President -- Corporate Relations in March 1993. Previously he served as Director of Media Communications at International Paper Company, (a paper products company), from November 1989 to March 1993 where he was responsible for media, government, and investor relations, as well as employee communications and advertising. Earlier he held various senior level communications/public affairs positions in both corporate and agency settings from 1980 through 1989, most recently as Vice President of Corporate Communications for Endal Corporation, a metal products company, from 1987 to 1989.
     David G. Maffucci has been Vice President -- Treasurer since July 1, 1993. He served as Treasurer from July 1, 1992 to July 1, 1993. Prior to that he was Director of Financial Planning and Accounting Operations since 1987 and served as Assistant Controller since 1984.
     Ecton R. Manning has been Vice President since March 1988 and General Counsel since September 1988. Previously he was Vice President, General Counsel and Secretary of U.S. Plywood Corporation from 1985 to 1987, and was Vice President and General Counsel of Continental Forest Industries, Inc., where he was employed from 1973 to 1984.
     Robert A. Moran has been Vice President -- Pulp and Paper Manufacturing Services since July 1, 1992. Prior to that he was Vice
President -- Manufacturing Services for the Pulp and Paper Group since 1991, Director of Planning and Development for the Pulp and Paper Group from August 1988 to November 1991 and also served as Assistant General Manager of the Company's Catawba, South Carolina, mill from April 1988 to August 1988.
     Michael F. Nocito has been Vice President -- Controller since July 1, 1993. He served as Controller of the Company's Southern Division from October 1, 1992 to July 1, 1993. Prior to this he served as Assistant Controller of the Southern Division since 1988. Mr. Nocito joined the Company in 1978.
     Aubrey S. Rogers has been Vice President -- Information Services since July 1, 1992. Prior to that he was Vice President -- Information Services of the Pulp and Paper Group since 1990 and Assistant Controller-Director of Planning and Information Services since 1989. He also served in various financial positions of the Company for more than twenty years.
     Wendy C. Shiba has been Secretary since July 28, 1993, and Assistant General Counsel since June 1993. From January 1992 to June 1993, she was Corporate Chair of the City of Philadelphia Law Department where she supervised the work of forty-five attorneys, paralegals and secretaries and was Associate Professor of Law from 1990 to 1993 and Assistant Professor of Law from 1985 to 1990 at Temple University School of Law where she taught subjects relating to corporate law and served as a consultant in legal writing and corporate law. Earlier she practiced corporate law in the private sector.
     Phillip A. Temple has been Vice President -- Human Resources and Administration since March 1993. Prior to that time he served as a consultant for two years in the areas of human resources, compensation and benefits. Previously he was Vice President -- Human Resources for the Sara Lee Corporation, a diversified consumer products company, from 1983 to 1991.
     * Except for the period March 1981 through December 1982.
                                       7

                                    PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS
     (a) The Company's Common Stock is listed on the New York Stock Exchange (stock symbol BOW), U.S. regional exchanges, the London Stock Exchange and the Swiss Stock Exchanges. Price information with respect to the Company's Common Stock on page 28 of the Annual Report is incorporated herein by reference.
     (b) As of March 10, 1994, there were approximately 7,150 holders of record of the Company's Common Stock.
     (c) The Company paid consecutive quarterly dividends of $.18 per common share for the period October 1, 1984, to January 1, 1987. In 1987, the Board of Directors announced two quarterly dividend increases. On January 8, 1987 the quarterly dividend was increased to $.20 per common share effective with the dividend payable on April 1, 1987. On November 18, 1987, the quarterly dividend was again increased to $.23 per common share effective with the dividend payable on January 1, 1988. On November 16, 1988, the quarterly dividend was increased to $.28 per common share effective with the dividend payable on January 1, 1989. On November 15, 1989, the quarterly dividend was increased to $.30 per common share effective with the dividend payable January 1, 1990. On February 26, 1993, the quarterly dividend was decreased to $.15 per common share effective with the dividend payable April 1, 1993. The dividend of $.15 per share was also paid on July 1 and October 1 of 1993.
     Future declarations of dividends on the Company's Common Stock are discretionary with the Board of Directors, and the declaration of any such dividends will depend upon, among other things, the Company's earnings, capital requirements and financial condition. Dividends on the Common Stock may not be paid if there are any unpaid or undeclared accrued dividends on the Company's outstanding preferred stock, which currently consists of the Company's LIBOR Preferred Stock, Series A, the 7% PRIDES, Series B Convertible Preferred Stock, and 8.40% Series C Cumulative Preferred Stock, and may include, upon the occurrence of certain events, the Company's Junior Participating Preferred Stock, Series A. At December 31, 1993, there were no arrearages on dividends accrued on the Company's LIBOR Preferred Stock, Series A.
     In addition, the Company's ability to pay dividends on any of its preferred stock and on its Common Stock will depend on its maintaining adequate net worth and compliance with the required ratio of total debt to total capital as defined in and required by the Company's current credit agreement (the "Credit Agreement"). The Credit Agreement requires the Company to maintain a minimum net worth (generally defined therein as common shareholders' equity plus any outstanding preferred stock) of $750 million. In addition, the Credit Agreement imposes a maximum 60 percent ratio of total debt to total capital (defined therein as total debt plus net worth). At December 31, 1993, the net worth of the Company and the ratio of total debt to total capital were $806.9 million and 58 percent, respectively.
ITEM 6. SELECTED FINANCIAL DATA
     Incorporated herein by reference to "Financial and Operating Record" appearing on pages 30 and 31 of the Annual Report.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     Incorporated herein by reference to "Business and Financial Review" appearing on pages 9 to 14 of the Annual Report.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Incorporated herein by reference are the Consolidated Financial Statements, including related notes, and the Independent Auditors' Report appearing on pages 15 through 29 of the Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information regarding the Company's directors is incorporated herein by reference to the material under the heading "Election of
Directors -- Information on Nominees and Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders scheduled to be held May 25, 1994, to be filed pursuant to Regulation 14A under the
                                       8

Securities Exchange Act of 1934 (the "Proxy Statement"). Information regarding the Company's executive officers is provided under the caption "Executive Officers of the Registrant" on pages 6 and 7 of this Form 10-K. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material under the heading "Certain Information Concerning Stock Ownership" in the Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated herein by reference to the material under the headings "Election of Directors -- Information on Nominees and Directors -- Director Compensation", "Executive Compensation", "Human Resources and Compensation Committee Report on Executive Compensation" and "Total Shareholder Return" in the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information concerning (1) any person or group known to the Company to be the beneficial owner of more than five percent of the Company's voting stock, and (2) ownership of the Company's equity securities by management, is incorporated herein by reference to the material under the heading "Certain Information Concerning Stock Ownership" in the Proxy Statement.
     The Company knows of no arrangements that may result at a subsequent date in a change of control of the Company.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated herein by reference to the material under the heading "Executive Compensation" in the Proxy Statement.
                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (a) The following are filed as a part of this Report on Form 10-K:
     (1) The following are included at the indicated page in the Annual Report and are incorporated by reference herein:

                                                                                                                        PAGE(S)
Consolidated Statement of Operations for Each of the Years in the Three Year Period Ended
  December 31, 1993..................................................................................................     15
Consolidated Balance Sheet at December 31, 1993 and 1992.............................................................     16
Consolidated Statement of Capital Accounts for Each of the Years in the Three Year Period Ended
  December 31, 1993..................................................................................................     17
Consolidated Statement of Cash Flows for Each of the Years in the Three Year Period Ended
  December 31, 1993..................................................................................................     18
Notes to Consolidated Financial Statements...........................................................................   19-28
Independent Auditors' Report.........................................................................................     29

     (2) The following financial statement schedules for each of the years in the three year period ended December 31, 1993 are submitted herewith:

                                                                                                                               PAGE
Schedule II      --     Amounts Receivable from Related Parties and Underwriters, Promoters and Employees Other Than Related   F-1
                        Parties
Schedule V       --     Property, Plant and Equipment                                                                          F-2
Schedule VI      --     Accumulated Depreciation and Amortization of Property, Plant and Equipment                             F-3
Schedule VIII    --     Valuation and Qualifying Accounts                                                                      F-4
Schedule IX      --     Short-term Borrowings                                                                                  F-5
Schedule X       --     Supplementary Income Statement Information                                                             F-6

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.
                                       9

     (3) (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

  3.1             Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-51569).
  3.2             Certificate of Designations of the 7% PRIDES, Series B Convertible Preferred Stock of the Company
                  (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 1,
                  1994).
  3.3             Certificate of Designations of the 8.40% Series C Cumulative Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 1, 1994).
  3.4             Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement
                  No. 33-11228).
  4.1             Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to the Company's
                  Registration Statement No. 2-93455).
  4.2             Rights Agreement between the Company and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated April 22, l986).
  4.2.1           Addendum to Rights Agreement substituting The Bank of New York as successor Rights Agent (incorporated by reference to Exhibit 4.5A to the Company's Annual Report on Form 10-K for 1988).
  4.3             Indenture, dated as of August 1, l989, by and between the Company and Manufacturers Hanover Trust Company, as Trustee, with respect to the 9% Debentures Due 2009 (incorporated by reference to Exhibit 4.0 to the
                  Company's Quarterly Report on Form 10-Q dated November 10, 1989).
  4.4             Indenture, dated as of December 1, l991, by and between the Company and Marine Midland Bank, N.A., as
                  Trustee, with respect to the 9 3/8% Debentures Due 2021 (incorporated by reference to Exhibit 4.8 to the
                  Company's Annual Report on Form 10-K for 1991).
  4.5             Indenture, dated as of December 1, l991, by and between the Company and Marine Midland Bank, N.A., as
                  Trustee, with respect to the 8 1/2% Notes Due 2001 (incorporated by reference to Exhibit 4.9 to the
                  Company's Annual Report on Form 10-K for 1991).
  4.6             Indenture, dated as of October 15, l992, by and between the Company and The Chase Manhattan Bank (N.A.) as
                  Trustee, with respect to the 8 1/4% Notes Due 1991 (incorporated by reference to Exhibit 4.10 to the
                  Company's Annual Report on Form 10-K for 1992).
  4.7             Indenture, dated as of October 15, l992, between the Company and The Chase Manhattan Bank (N.A.) as
                  Trustee, with respect to the 9 1/2% Debentures Due 2012 (incorporated by reference to Exhibit 4.11 to the
                  Company's Annual Report on Form 10-K for 1992).
  4.8             Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
                  Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's 7%
                  PRIDES, Series B Convertible Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 1, 1994).
  4.9             Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
                  Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's 8.40%
                  Series C Cumulative Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated February 1, 1994).
  4.10            See Exhibits 3.1, 3.2, 3.3 and 3.4.
(dagger)10.1      Employment Agreement and Severance Agreement, each dated August 25, l988, by and between the Company and
                  A. P. Gammie (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for
                  1988).
(dagger)10.1.1    Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, l989, by and between the Company and A. P. Gammie (incorporated by reference to Exhibit 10.1A to the Company's Annual
                  Report on Form 10-K for 1989).
(dagger)10.1.2    Supplemental Benefits Conversion Agreement, dated as of November 14, 1990, by and between the Company and
                  A. P. Gammie (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for
                  1990).
(dagger)10.2      Employment Agreement and Severance Agreement, each dated August 25, l988, by and between the Company and
                  D. G. McMaster (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for
                  1988).


(dagger)10.2.1    Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, l989, by and between the Company and D. G. McMaster (incorporated by reference to Exhibit 10.2A to the Company's Annual
                  Report on Form 10-K for 1989).
(dagger)10.2.2*   Modification of Employment Agreement, Termination of Severance Agreement and Release of Claims dated
                  November 1, 1993, by and between the Company and D. G. McMaster.
(dagger)10.3      Employment Agreement and Severance Agreement, each dated March 1, 1989, by and between the Company and R.
                  D. McDonough (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for
                  1988).
(dagger)10.3.1    Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, 1989, by and between the Company and R. D. McDonough (incorporated by reference to Exhibit 10.3A to the Company's
                  Annual Report on Form 10-K for 1989).
(dagger)10.3.2*   Modification of Employment and Severance Agreements dated as of April 21, 1992, by and between the Company and R. D. McDonough.
(dagger)10.4*     Form of Employment Agreement and Severance Agreement, by and between the Company and each of the executive officers listed on the schedule attached thereto.
(dagger)10.5      Employment Agreement and Severance Agreement, each dated August 25, 1988, by and between the Company and
                  D. E. McIntyre (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for
                  1991).
(dagger)10.5.1    Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, l989, by and between the Company and D. E. McIntyre (incorporated by reference to Exhibit 10.24 to the Company's Annual
                  Report on Form 10-K for 1991).
(dagger)10.6*     Employment Agreement and Severance Agreement, each dated as of May 20, 1993, by and between the Company and Robert J. Pascal.
(dagger)10.7*     Employment Agreement and Severance Agreement, each dated as of August 25, 1988, by and between the Company and Donald J. D'Antuono.
(dagger)10.7.1*   Amendment to Employment Agreement and Amendment to Severance Agreement, each dated as of August 23, 1989, by and between the Company and Donald J. D'Antuono.
(dagger)10.8*     Employment Agreement and Severance Agreement, each dated as of August 25, 1988, by and between the Company and John C. Davis.
(dagger)10.8.1*   Amendment to Employment Agreement and Amendment to Severance Agreement, each dated as of August 23, 1989, by and between the Company and John C. Davis.
(dagger)10.9*     Employment Agreement and Severance Agreement, each dated as of August 25, 1988, by and between the Company and Ecton R. Manning.
(dagger)10.9.1*   Amendment to Employment Agreement and Amendment to Severance Agreement, each dated as of August 23, 1989, by and between the Company and Ecton R. Manning.
(dagger)10.9.2*   Modification of Employment and Severance Agreements dated as of June 11, 1992, by and between the Company and Ecton R. Manning.
(dagger)10.10*    Employment Agreement and Severance Agreement, each dated as of August 25, 1988, by and between the Company and John P. Fucigna.
(dagger)10.10.1*  Amendment to Employment Agreement and Amendment to Severance Agreement, each dated as of August 23, 1989, by and between the Company and John P. Fucigna.
(dagger)10.10.2*  Modification of Employment and Severance Agreements dated as of May 26, 1992, by and between the Company and John P. Fucigna.
(dagger)10.11*    Employment Agreement and Severance Agreement, each dated as of March 15, 1993, by and between the Company and Phillip A. Temple.
(dagger)10.12     Supplemental Benefit Plan of the Company as revised and restated as of August 22, 1990 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for 1990).
(dagger)10.13     Supplementary Executive Medical Plan of the Company (incorporated by reference to Exhibit 10.7 to the
                  Company's Registration Statement No. 2-90172).
(dagger)10.14     Compensatory Benefits Plan of the Company as revised and restated as of April 30, 1991 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for 1991).
(dagger)10.15     Annual Bonus Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company's Registration
                  Statement No. 2-90172).
(dagger)10.16     1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's
                  Registration Statement No. 2-90172).
(dagger)10.17     Amendment effective January 1, 1987 to the 1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10A to the Company's Registration Statement No. 33-112228).
(dagger)10.18     Amendment to 1984 Stock Option Plan of the Company, dated as of August 23, l989 (incorporated by reference to Exhibit 10.1B to the Company's Annual Report on Form 10-K for 1989).

                                       11

 10.19            Restated Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc. and
                  Calhoun Newsprint Company (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on
                  Form 10-K for 1990).
 10.19.1*         Recycle Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc., and
                  Calhoun Newsprint Company.
 10.20            Agreement, dated as of February 21, 1963, by and between Bowater Canadian Limited and the Washington Post
                  Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 2-90172).
 10.21            Licensing Agreement dated as of December 30, 1976, as amended, between the Company and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 2-90172).
(dagger)10.22     Directors' Deferred Compensation Plan, effective March 1, 1989 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for 1989).
 10.23            Trademark Agreement, dated May 8, 1984, between the Company and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 2-90172).
(dagger)10.24     1988 Stock Incentive Plan of the Company (incorporated by reference to the Company's Proxy Statement for
                  1988).
(dagger)10.24.1   Amendment to 1988 Stock Incentive Plan of the Company, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to the Company's Annual Report on Form 10-K for 1989).
(dagger)10.25     Benefit Plan Grantor Trust of the Company as of May 20, 1988 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for 1989).
(dagger)10.25.1   Amendment to Benefit Plan Grantor Trust, dated as of August 23, 1989 (incorporated by reference to Exhibit
                  10.17A to the Company's Annual Report on Form 10-K for 1989).
(dagger)10.26     Executive Severance Grantor Trust of the Company, dated as of September 1, 1989 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for 1989).
(dagger)10.27     Outside Directors Benefit Plan Grantor Trust of the Company, dated as of September 5, 1989 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for 1989).
(dagger)10.28     Benefits Equalization Plan, dated as of August 22, 1990 (incorporated by reference to Exhibit 10.20 to the
                  Company's Annual Report on Form 10-K for 1990).
 10.29            Stock Purchase Agreement, dated October 9, 1991, by and between the Company and Great Northern Nekoosa
                  Corporation (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q dated
                  November 12, 1991).
(dagger)10.30     1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on
                  Form 10-K for 1991).
(dagger)10.31     Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for 1992).
 10.32            Credit Agreement, dated as of December 8, 1992, between the Company, each of the banks party thereto (the
                  "Banks") and The Chase Manhattan Bank (N.A.) as agent for the Banks, providing for a lending facility up to $250,000,000 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K
                  for 1992).
 10.32.1*         Amendment No. 1, dated as of December 20, 1993, to Credit Agreement by and between the Company, each of the banks party thereto (the "Banks"), and The Chase Manhattan Bank (N.A.) as agent for the Banks.
 10.33            Purchase Agreement and Pricing Agreement, each dated as of February 1, 1994, by and among the Company,
                  Merrill Lynch & Co. and Salomon Brothers Inc as representatives of the several underwriters with respect to the Company's 7% PRIDES, Series B Convertible Preferred Stock (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated February 1, 1994).
 10.34            Purchase Agreement and Pricing Agreement, each dated as of February 1, 1994, by and among the Company and the Representatives of the several underwriters listed therein with respect to the Company's 8.40% Series
                  C Cumulative Preferred Stock (incorporated by reference to Exhibit 1.2 to the Company's Current Report on
                  Form 8-K dated February 1, 1994).
 13.1*            Copy of the Company's 1993 Annual Report to Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the Information of the Commission and is not deemed to be filed as part hereof).
 21.1             Subsidiaries of the registrant (incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K for 1992).
 23.1*            Consent of Independent Auditors.

* Filed herewith
(dagger) This is a management contract or compensatory plan or arrangement.
     (b) None.
     (c) The response to this portion of Item 14 is submitted as a separate section of this report.
     (d) The response to this portion of Item 14 is submitted as a separate section of this report.
                                       13

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         BOWATER INCORPORATED
                                         By: /s/          A. P. Gammie

                                                       A. P. GAMMIE
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Date: March 29, 1994
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 29, 1994.

   SIGNATURE      TITLE
 /s/                 A. P. GAMMIE             Director, Chairman and Chief Executive Officer
                     A. P. GAMMIE

 /s/               R. D. MCDONOUGH             Director and Vice Chairman
                   R. D. MCDONOUGH
 /s/               R. C. LANCASTER             Senior Vice President and Chief Financial Officer
                   R. C. LANCASTER
 /s/                 M. F. NOCITO             Vice President-Controller
                     M. F. NOCITO
 /s/                 F. J. AGUILAR             Director
                    F. J. AGUILAR
 /s/                 H. D. AYCOCK             Director
                     H. D. AYCOCK
 /s/                   R. BARTH              Director
                       R. BARTH
 /s/                 K. M. CURTIS             Director
                     K. M. CURTIS
 /s/                   R. LASTER              Director
                      R. LASTER
 /s/                H. G. MACNEILL             Director
                    H. G. MACNEILL

                                       14

                      SIGNATURE                         TITLE
 /s/                D. R. MELVILLE             Director
                    D. R. MELVILLE
 /s/                  J. A. ROLLS             Director
                     J. A. ROLLS
 /s/                    J. WHITE              Director
                       J. WHITE

                          INDEPENDENT AUDITORS' REPORT
The Board of Directors and Shareholders
Bowater Incorporated:
     Under the date of February 11, 1994, we reported on the consolidated balance sheets of Bowater Incorporated and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, capital accounts, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index [Item 14(a)(2)]. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Greenville, South Carolina
February 11, 1994

                     BOWATER INCORPORATED AND SUBSIDIARIES
                                  SCHEDULE II
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
                          AND UNDERWRITERS, PROMOTERS,
                    AND EMPLOYEES OTHER THAN RELATED PARTIES
                   YEARS ENDED DECEMBER 31, 1993, 1992, 1991
                                 (IN THOUSANDS)

                                                                        BALANCE
                                                                          AT
                                                                       BEGINNING                  AMOUNTS     CHARGED TO
                                                                        OF YEAR     ADDITIONS    COLLECTED     EXPENSES
Year ended December 31, 1993
  Mr. Blanchard.....................................................     $--          $ 124        $  31       $     13
  Mr. Duffy.........................................................       150          116          184         --
  Mr. Gregory.......................................................       240        --             240         --
                                                                         $ 390        $ 240        $ 455       $     13
Year ended December 31, 1992
  Mr. Duffy.........................................................     $--          $ 150        $--         $ --
  Mr. Gregory.......................................................     --             240        --            --
  Mr. & Mrs. Jamian.................................................       179        --             179         --
                                                                         $ 179        $ 390        $ 179       $ --
Year ended December 31, 1991
  Mr. Etheridge.....................................................     $ 141        $--          $ 113       $     28
  Mr. & Mrs. Jamian.................................................     --             179        --            --
                                                                         $ 141        $ 179        $ 113       $     28


                                                                      BALANCE AT
                                                                        END OF
                                                                         YEAR
Year ended December 31, 1993
  Mr. Blanchard.....................................................     $ 80
  Mr. Duffy.........................................................       82
  Mr. Gregory.......................................................    --
                                                                         $162
Year ended December 31, 1992
  Mr. Duffy.........................................................     $150
  Mr. Gregory.......................................................      240
  Mr. & Mrs. Jamian.................................................    --
                                                                         $390
Year ended December 31, 1991
  Mr. Etheridge.....................................................    -$-
  Mr. & Mrs. Jamian.................................................      179
                                                                         $179

                     BOWATER INCORPORATED AND SUBSIDIARIES
                                   SCHEDULE V
                         PROPERTY, PLANT AND EQUIPMENT
                   YEARS ENDED DECEMBER 31, 1993, 1992, 1991
                                 (IN THOUSANDS)

                                           BALANCE AT                                    FOREIGN                         BALANCE AT
                                           BEGINNING     ADDITIONS                      CURRENCY      OTHER INCREASE       END OF
                                            OF YEAR       AT COST       RETIREMENTS    TRANSLATION    (DECREASE) (2)        YEAR
Year ended December 31, 1993
  Land and land improvements............   $   30,109    $     306       $    (276)     $     (27)       $     --        $   30,112
  Buildings.............................      283,350        8,626          (3,153)        (1,794)             --           287,029
  Machinery and equipment...............    2,380,370       91,859         (13,573)       (10,097)             --         2,448,559
  Leasehold improvements................        4,663          373             (91)            --              --             4,945
  Construction in progress..............       52,988      (22,038)(1)          --             --              --            30,950
     Total..............................   $2,751,480    $  79,126       $ (17,093)     $ (11,918)       $     --        $2,801,595
Year ended December 31, 1992
  Land and land improvements............   $   19,980    $     118       $     (66)     $     (53)       $ 10,130        $   30,109
  Buildings.............................      259,260        5,739          (1,680)        (4,023)         24,054           283,350
  Machinery and equipment...............    2,386,636       53,827         (38,985)       (23,234)          2,126         2,380,370
  Leasehold improvements................        4,600          107             (44)            --              --             4,663
  Construction in progress..............       22,256       31,211(1)         (243)            --            (236)           52,988
     Total..............................   $2,692,732    $  91,002       $ (41,018)     $ (27,310)       $ 36,074        $2,751,480
Year ended December 31, 1991
  Land and land improvements............   $   15,674    $     438       $    (102)     $       2        $  3,968        $   19,980
  Buildings.............................      218,280       14,021            (273)           137          27,095           259,260
  Machinery and equipment...............    2,035,221      156,168          (4,533)           886         198,894         2,386,636
  Leasehold improvements................        4,496          172             (68)            --              --             4,600
  Construction in progress..............       59,443      (39,434)(1)          --             --           2,247            22,256
     Total..............................   $2,333,114    $ 131,365       $  (4,976)     $   1,025        $232,204        $2,692,732

(1) Net of completed construction transferred to other property accounts.
(2) Assets of GNP, acquired December 31, 1991.
                                      F-2

                     BOWATER INCORPORATED AND SUBSIDIARIES
                                  SCHEDULE VI
                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                   YEARS ENDED DECEMBER 31, 1993, 1992, 1991
                                 (IN THOUSANDS)

                                                 BALANCE      CHARGED
                                                   AT        TO COSTS                      FOREIGN
                                                BEGINNING       AND                       CURRENCY      OTHER INCREASE
                                                 OF YEAR     EXPENSES     RETIREMENTS    TRANSLATION    (DECREASE) (1)
Year ended December 31, 1993
  Land and land improvements.................   $   9,377    $   1,713     $      --       $    --         $     --
  Buildings..................................      75,133        8,066        (1,068)         (752)            (282)
  Machinery and equipment....................     841,775      139,395       (13,141)       (3,728)          (9,396)
  Leasehold improvements.....................       3,471          313            --            --               --
     Total...................................   $ 929,756    $ 149,487     $ (14,209)      $(4,480)        $ (9,678)
Year ended December 31, 1992
  Land and land improvements.................   $   7,761    $   1,616     $      --       $    --         $     --
  Buildings..................................      70,005        9,069        (1,608)       (1,582)            (751)
  Machinery and equipment....................     752,811      137,631       (26,745)       (7,468)         (14,454)
  Leasehold improvements.....................       3,322          154            (5)           --               --
     Total...................................   $ 833,899    $ 148,470     $ (28,358)      $(9,050)        $(15,205)
Year ended December 31, 1991
  Land and land improvements.................   $   7,121    $     640     $      --       $    --         $     --
  Buildings..................................      63,861        6,774          (201)           47             (476)
  Machinery and equipment....................     654,555      114,006        (4,123)          164          (11,791)
  Leasehold improvements.....................       2,893          443           (14)           --               --
     Total...................................   $ 728,430    $ 121,863     $  (4,338)      $   211         $(12,267)



                                               BALANCE AT
                                                 END OF
                                                  YEAR
Year ended December 31, 1993
  Land and land improvements.................  $   11,090
  Buildings..................................      81,097
  Machinery and equipment....................     954,905
  Leasehold improvements.....................       3,784
     Total...................................  $1,050,876
Year ended December 31, 1992
  Land and land improvements.................  $    9,377
  Buildings..................................      75,133
  Machinery and equipment....................     841,775
  Leasehold improvements.....................       3,471
     Total...................................  $  929,756
Year ended December 31, 1991
  Land and land improvements.................  $    7,761
  Buildings..................................      70,005
  Machinery and equipment....................     752,811
  Leasehold improvements.....................       3,322
     Total...................................  $  833,899

(1) Component replacements charged to accumulated depreciation.
                                      F-3

                     BOWATER INCORPORATED AND SUBSIDIARIES
                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED DECEMBER 31, 1993, 1992, 1991
                                 (IN THOUSANDS)

                                                                   BALANCE
                                                                     AT        CHARGED TO
                                                                  BEGINNING     COST AND
                                                                   OF YEAR      EXPENSES     ADDITIONS    DEDUCTIONS (1)
Year ended December 31, 1993
  Allowance for doubtful accounts..............................   1$,698...       $565        $    --        $   (596)
  Deferred tax asset valuation allowance.......................    $    --       -$-          $ 1,740        $     --
Year ended December 31, 1992
  Allowance for doubtful accounts..............................    $ 1,131        $395        $   894        $   (722)
Year ended December 31, 1991
  Allowance for doubtful accounts..............................    $ 1,918        $862        $    --        $ (1,649)


                                                                 BALANCE AT
                                                                   END OF
                                                                    YEAR
Year ended December 31, 1993
  Allowance for doubtful accounts..............................    $1,667
  Deferred tax asset valuation allowance.......................    $1,740
Year ended December 31, 1992
  Allowance for doubtful accounts..............................    $1,698
Year ended December 31, 1991
  Allowance for doubtful accounts..............................    $1,131

(1) Consists primarily of accounts deemed to be uncollectible.
                                      F-4

                     BOWATER INCORPORATED AND SUBSIDIARIES
                                  SCHEDULE IX
                             SHORT-TERM BORROWINGS
                   YEARS ENDED DECEMBER 31, 1993, 1992, 1991
                       (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                              WEIGHTED        MAXIMUM        AVERAGE
                                                                               AVERAGE        AMOUNT         AMOUNT
                                                               BALANCE AT     INTEREST      OUTSTANDING    OUTSTANDING
                                                                 END OF      RATE AT END    DURING THE     DURING THE
                                                                YEAR (1)       OF YEAR       YEAR (2)       YEAR (3)
Year ended December 31, 1993
  Revolver Credit and Commercial Paper......................    $     --        $--          $      --      $      --
Year ended December 31, 1992
  Revolver Credit and Commercial Paper......................    $     --        $--          $ 165,249      $ 106,589
Year ended December 31, 1991
  Revolver Credit and Commercial Paper......................    $ 56,611          5.4%       $ 150,392      $ 122,189


                                                               WEIGHTED
                                                                AVERAGE
                                                               INTEREST
                                                              RATE DURING
                                                               THE YEAR
                                                                  (4)
Year ended December 31, 1993
  Revolver Credit and Commercial Paper......................    $--
Year ended December 31, 1992
  Revolver Credit and Commercial Paper......................        3.4%
Year ended December 31, 1991
  Revolver Credit and Commercial Paper......................        6.7%

(1) Represents borrowings under available facilities.
(2) Represents maximum amount outstanding at any month end during each year.
(3) Average amount of short-term borrowings is determined by using the average of month end outstanding balances.
(4) Weighted average interest rate computed by dividing short-term interest expense by average short-term borrowings.
                                      F-5

                     BOWATER INCORPORATED AND SUBSIDIARIES
                                   SCHEDULE X
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   YEARS ENDED DECEMBER 31, 1993, 1992, 1991
                                 (IN THOUSANDS)

                                                                                              1993        1992        1991
Maintenance and repairs..................................................................   $166,417    $168,302    $101,396
Taxes, other than payroll and income taxes...............................................   $ 26,871    $ 28,252    $ 18,010

NOTE: Depreciation and amortization of intangible assets, royalties and advertising costs are not presented since each such item does not exceed one percent of consolidated net sales as shown on the accompanying Consolidated Statement of Operations.
                                      F-6


                                EXHIBIT INDEX

Exhibit
Number                          Description


  3.1             Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-51569).
  3.2             Certificate of Designations of the 7% PRIDES, Series B Convertible Preferred Stock of the Company
                  (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 1,
                  1994).
  3.3             Certificate of Designations of the 8.40% Series C Cumulative Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 1, 1994).
  3.4             Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement
                  No. 33-11228).
  4.1             Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to the Company's
                  Registration Statement No. 2-93455).
  4.2             Rights Agreement between the Company and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated April 22, l986).
  4.2.1           Addendum to Rights Agreement substituting The Bank of New York as successor Rights Agent (incorporated by reference to Exhibit 4.5A to the Company's Annual Report on Form 10-K for 1988).
  4.3             Indenture, dated as of August 1, l989, by and between the Company and Manufacturers Hanover Trust Company, as Trustee, with respect to the 9% Debentures Due 2009 (incorporated by reference to Exhibit 4.0 to the
                  Company's Quarterly Report on Form 10-Q dated November 10, 1989).
  4.4             Indenture, dated as of December 1, l991, by and between the Company and Marine Midland Bank, N.A., as
                  Trustee, with respect to the 9 3/8% Debentures Due 2021 (incorporated by reference to Exhibit 4.8 to the
                  Company's Annual Report on Form 10-K for 1991).
  4.5             Indenture, dated as of December 1, l991, by and between the Company and Marine Midland Bank, N.A., as
                  Trustee, with respect to the 8 1/2% Notes Due 2001 (incorporated by reference to Exhibit 4.9 to the
                  Company's Annual Report on Form 10-K for 1991).
  4.6             Indenture, dated as of October 15, l992, by and between the Company and The Chase Manhattan Bank (N.A.) as
                  Trustee, with respect to the 8 1/4% Notes Due 1991 (incorporated by reference to Exhibit 4.10 to the
                  Company's Annual Report on Form 10-K for 1992).
  4.7             Indenture, dated as of October 15, l992, between the Company and The Chase Manhattan Bank (N.A.) as
                  Trustee, with respect to the 9 1/2% Debentures Due 2012 (incorporated by reference to Exhibit 4.11 to the
                  Company's Annual Report on Form 10-K for 1992).
  4.8             Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
                  Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's 7%
                  PRIDES, Series B Convertible Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 1, 1994).
  4.9             Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
                  Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's 8.40%
                  Series C Cumulative Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated February 1, 1994).
  4.10            See Exhibits 3.1, 3.2, 3.3 and 3.4.
(dagger)10.1      Employment Agreement and Severance Agreement, each dated August 25, l988, by and between the Company and
                  A. P. Gammie (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for
                  1988).
(dagger)10.1.1    Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, l989, by and between the Company and A. P. Gammie (incorporated by reference to Exhibit 10.1A to the Company's Annual
                  Report on Form 10-K for 1989).
(dagger)10.1.2    Supplemental Benefits Conversion Agreement, dated as of November 14, 1990, by and between the Company and
                  A. P. Gammie (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for
                  1990).
(dagger)10.2      Employment Agreement and Severance Agreement, each dated August 25, l988, by and between the Company and
                  D. G. McMaster (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for
                  1988).


(dagger)10.2.1    Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, l989, by and between the Company and D. G. McMaster (incorporated by reference to Exhibit 10.2A to the Company's Annual
                  Report on Form 10-K for 1989).
(dagger)10.2.2*   Modification of Employment Agreement, Termination of Severance Agreement and Release of Claims dated
                  November 1, 1993, by and between the Company and D. G. McMaster.
(dagger)10.3      Employment Agreement and Severance Agreement, each dated March 1, 1989, by and between the Company and R.
                  D. McDonough (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for
                  1988).
(dagger)10.3.1    Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, 1989, by and between the Company and R. D. McDonough (incorporated by reference to Exhibit 10.3A to the Company's
                  Annual Report on Form 10-K for 1989).
(dagger)10.3.2*   Modification of Employment and Severance Agreements dated as of April 21, 1992, by and between the Company and R. D. McDonough.
(dagger)10.4*     Form of Employment Agreement and Severance Agreement, by and between the Company and each of the executive officers listed on the schedule attached thereto.
(dagger)10.5      Employment Agreement and Severance Agreement, each dated August 25, 1988, by and between the Company and
                  D. E. McIntyre (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for
                  1991).
(dagger)10.5.1    Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, l989, by and between the Company and D. E. McIntyre (incorporated by reference to Exhibit 10.24 to the Company's Annual
                  Report on Form 10-K for 1991).
(dagger)10.6*     Employment Agreement and Severance Agreement, each dated as of May 20, 1993, by and between the Company and Robert J. Pascal.
(dagger)10.7*     Employment Agreement and Severance Agreement, each dated as of August 25, 1988, by and between the Company and Donald J. D'Antuono.
(dagger)10.7.1*   Amendment to Employment Agreement and Amendment to Severance Agreement, each dated as of August 23, 1989, by and between the Company and Donald J. D'Antuono.
(dagger)10.8*     Employment Agreement and Severance Agreement, each dated as of August 25, 1988, by and between the Company and John C. Davis.
(dagger)10.8.1*   Amendment to Employment Agreement and Amendment to Severance Agreement, each dated as of August 23, 1989, by and between the Company and John C. Davis.
(dagger)10.9*     Employment Agreement and Severance Agreement, each dated as of August 25, 1988, by and between the Company and Ecton R. Manning.
(dagger)10.9.1*   Amendment to Employment Agreement and Amendment to Severance Agreement, each dated as of August 23, 1989, by and between the Company and Ecton R. Manning.
(dagger)10.9.2*   Modification of Employment and Severance Agreements dated as of June 11, 1992, by and between the Company and Ecton R. Manning.
(dagger)10.10*    Employment Agreement and Severance Agreement, each dated as of August 25, 1988, by and between the Company and John P. Fucigna.
(dagger)10.10.1*  Amendment to Employment Agreement and Amendment to Severance Agreement, each dated as of August 23, 1989, by and between the Company and John P. Fucigna.
(dagger)10.10.2*  Modification of Employment and Severance Agreements dated as of May 26, 1992, by and between the Company and John P. Fucigna.
(dagger)10.11*    Employment Agreement and Severance Agreement, each dated as of March 15, 1993, by and between the Company and Phillip A. Temple.
(dagger)10.12     Supplemental Benefit Plan of the Company as revised and restated as of August 22, 1990 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for 1990).
(dagger)10.13     Supplementary Executive Medical Plan of the Company (incorporated by reference to Exhibit 10.7 to the
                  Company's Registration Statement No. 2-90172).
(dagger)10.14     Compensatory Benefits Plan of the Company as revised and restated as of April 30, 1991 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for 1991).
(dagger)10.15     Annual Bonus Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company's Registration
                  Statement No. 2-90172).
(dagger)10.16     1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's
                  Registration Statement No. 2-90172).
(dagger)10.17     Amendment effective January 1, 1987 to the 1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10A to the Company's Registration Statement No. 33-112228).
(dagger)10.18     Amendment to 1984 Stock Option Plan of the Company, dated as of August 23, l989 (incorporated by reference to Exhibit 10.1B to the Company's Annual Report on Form 10-K for 1989).
 10.19            Restated Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc. and
                  Calhoun Newsprint Company (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on
                  Form 10-K for 1990).
 10.19.1*         Recycle Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc., and
                  Calhoun Newsprint Company.
 10.20            Agreement, dated as of February 21, 1963, by and between Bowater Canadian Limited and the Washington Post
                  Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 2-90172).
 10.21            Licensing Agreement dated as of December 30, 1976, as amended, between the Company and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 2-90172).
(dagger)10.22     Directors' Deferred Compensation Plan, effective March 1, 1989 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for 1989).
 10.23            Trademark Agreement, dated May 8, 1984, between the Company and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 2-90172).
(dagger)10.24     1988 Stock Incentive Plan of the Company (incorporated by reference to the Company's Proxy Statement for
                  1988).
(dagger)10.24.1   Amendment to 1988 Stock Incentive Plan of the Company, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to the Company's Annual Report on Form 10-K for 1989).
(dagger)10.25     Benefit Plan Grantor Trust of the Company as of May 20, 1988 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for 1989).
(dagger)10.25.1   Amendment to Benefit Plan Grantor Trust, dated as of August 23, 1989 (incorporated by reference to Exhibit
                  10.17A to the Company's Annual Report on Form 10-K for 1989).
(dagger)10.26     Executive Severance Grantor Trust of the Company, dated as of September 1, 1989 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for 1989).
(dagger)10.27     Outside Directors Benefit Plan Grantor Trust of the Company, dated as of September 5, 1989 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for 1989).
(dagger)10.28     Benefits Equalization Plan, dated as of August 22, 1990 (incorporated by reference to Exhibit 10.20 to the
                  Company's Annual Report on Form 10-K for 1990).
 10.29            Stock Purchase Agreement, dated October 9, 1991, by and between the Company and Great Northern Nekoosa
                  Corporation (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q dated
                  November 12, 1991).
(dagger)10.30     1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on
                  Form 10-K for 1991).
(dagger)10.31     Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for 1992).
 10.32            Credit Agreement, dated as of December 8, 1992, between the Company, each of the banks party thereto (the
                  "Banks") and The Chase Manhattan Bank (N.A.) as agent for the Banks, providing for a lending facility up to $250,000,000 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K
                  for 1992).
 10.32.1*         Amendment No. 1, dated as of December 20, 1993, to Credit Agreement by and between the Company, each of the banks party thereto (the "Banks"), and The Chase Manhattan Bank (N.A.) as agent for the Banks.
 10.33            Purchase Agreement and Pricing Agreement, each dated as of February 1, 1994, by and among the Company,
                  Merrill Lynch & Co. and Salomon Brothers Inc as representatives of the several underwriters with respect to the Company's 7% PRIDES, Series B Convertible Preferred Stock (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated February 1, 1994).
 10.34            Purchase Agreement and Pricing Agreement, each dated as of February 1, 1994, by and among the Company and the Representatives of the several underwriters listed therein with respect to the Company's 8.40% Series
                  C Cumulative Preferred Stock (incorporated by reference to Exhibit 1.2 to the Company's Current Report on
                  Form 8-K dated February 1, 1994).
 13.1*            Copy of the Company's 1993 Annual Report to Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the Information of the Commission and is not deemed to be filed as part hereof).
 21.1             Subsidiaries of the registrant (incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K for 1992).
 23.1*            Consent of Independent Auditors.
