Form 10-Q
period 1994-04-02
BOWATER INC
filed 1994-05-11
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the quarterly period ended    April 2, 1994

                                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                to

 Commission file number              1-8712


                            BOWATER INCORPORATED
         (Exact name of registrant as specified in its charter)

            Delaware                                          62-0721803
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or  organization)                       Identification No.)

          55 East  Camperdown Way,  P.O. Box 1028,  Greenville, SC  29602
    (Address of principal executive offices)                      (Zip Code)

                             (803) 271-7733

              (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
 confirmed by a court.  Yes      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 1994.

           Class                                  Outstanding at May 3, 1994

 Common Stock, $1.00 Par Value                         36,485,850 Shares

                               BOWATER INCORPORATED

                                     I N D E X

                                                                 Page
                                                                Number

   PART I   FINANCIAL INFORMATION

         1.  Financial Statements:

             Consolidated Balance Sheet at April 2, 1994
             and December 31, 1993                                  3

             Consolidated Statement of Operations for the Three
             Months Ended April 2, 1994 and April 3, 1993           4

             Consolidated Statement of Capital Accounts
                for the Three Months Ended April 2, 1994            5

             Consolidated Statement of Cash Flows for the
             Three Months Ended April 2, 1994 and April 3, 1993     6

             Notes  to Consolidated Financial Statements          7-8

         2.  Management's Discussion and Analysis of
             Financial  Condition and Results of Operations      9-12


   PART II OTHER INFORMATION

         6.  Exhibits and Reports on Form 8-K                      13


   SIGNATURES                                                      14

                                     (2)

        PART I                      BOWATER INCORPORATED AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                                (Unaudited)
                                              (In Thousands)

                                                                                April 2,        December 31,
                                                                                  1994              1993
                                             ASSETS
        Current assets:
          Cash                                                              $       8,446     $        16,258
          Marketable securities, at cost which approximates market                209,874              65,408
          Accounts receivable, net                                                148,860             170,737
          Inventories                                                             169,010             149,431
          Deferred income taxes                                                    10,923              10,923
          Other current assets                                                      3,439               6,720
            Total current assets                                                  550,552             419,477

        Timber and timberlands                                                    424,356             422,521
        Fixed assets, net                                                       1,725,607           1,750,719
        Intangible assets                                                          56,586              57,208
        Other assets                                                               75,529              76,253
                                                                            $   2,832,630      $    2,726,178
                                     LIABILITIES AND CAPITAL
        Current liabilities:
          Current instalments of long-term debt                             $       1,797      $        1,796
          Accounts payable and accrued liabilities                                192,213             195,546
          Income taxes payable                                                      6,152              35,882
          Dividends payable                                                         2,025               6,079
            Total current liabilities                                             202,187             239,303

        Long-term debt, net of current instalments                              1,118,019           1,118,403
        Other long-term liabilities                                               146,458             144,802
        Deferred income taxes                                                     259,429             272,065
        Minority interests in subsidiaries                                        140,642             144,749
        Commitments and contingencies (See note 8.)
        Redeemable LIBOR preferred stock                                           74,397              74,368

        Shareholders' equity:
           Common stock                                                            36,929              36,913
           Series B Convertible Preferred Stock                                   111,519                   -

           Series C Cumulative Preferred Stock                                     82,048                   -
           Additional paid-in capital                                             333,018             332,661
           Retained earnings                                                      358,748             388,663
           Equity adjustment from foreign currency translation                     (7,237)             (1,351)
           Loan to ESOT                                                           (10,839)            (11,245)
           Treasury stock, at cost                                                (12,688)            (13,153)
            Total shareholders' equity                                            891,498             732,488
                                                                            $   2,832,630      $    2,726,178

            See accompanying notes to consolidated financial statements.

                                          (3)

                            BOWATER INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF OPERATIONS
                                         (Unaudited)
                            (In Thousands Except Per Share Amounts)


                                                                                    Three Months Ended
                                                                                  April 2,       April 3,
                                                                                    1994           1993

        Net sales                                                             $      308,892    $     348,921
        Cost of sales                                                                262,908          307,848
        Depreciation, amortization and cost of timber harvested                       42,161           42,175

            Gross profit (loss)                                                        3,823           (1,102)

        Selling and administrative expense                                            18,563           16,793

            Operating loss                                                           (14,740)         (17,895)

        Other expense (income):
          Interest income                                                             (1,296)          (2,369)
          Interest expense                                                            24,919           24,391
          Other, net                                                                     109           (1,161)
                                                                                      23,732           20,861

        Loss before income taxes and minority interests                              (38,472)         (38,756)

        Provision for income taxes                                                   (14,425)         (14,339)
        Minority interests in net loss of subsidiaries                                (2,607)          (1,472)

             Net loss                                                         $      (21,440)   $     (22,945)

        Loss per share                                                        $        (0.67)   $       (0.65)

        Average shares outstanding                                                    36,459           36,330

          See accompanying notes to consolidated financial statements.

                                        (4)

                            BOWATER INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                                Three Months Ended April 2, 1994
                                         (Unaudited)
                          (In Thousands Except Per Share Amounts)


                                                                                                   Equity
                               LIBOR    Series B   Series C                 Additional           Adjustment -
                             Preferred  Convertible Cumulative   Common     Paid in    Retained     Foreign    Loan to    Treasury
                               Stock    Preferred  Preferred    Stock        Capital    Earnings   Currency       ESOT       Stock
Balance at December 31, 1993 $74,368    $     -        $   -    $36,913      $332,661   $388,663   $(1,351)    $(11,245)   $(13,153)

Net loss                           -          -            -          -             -    (21,440)        -            -          -
Common stock dividends
   ($.15 per share)                -          -            -          -             -      5,362)        -            -          -

Preferred stock dividends
  Libor ($.33 per share)           -          -            -          -             -       (495)        -            -          -
  Series B ($.96 per share)        -          -            -          -             -     (1,185)        -            -          -
  Series C ($1.56 per share)       -          -            -          -             -     (1,329)        -            -          -

Increase in stated value of LIBOR
  preferred stock                 29          -            -          -             -        (29)        -            -          -

Common stock issued under stock
   option plans                    -          -            -         16           357          -         -            -          -

Preferred stock issued, net
   of issuance costs               -    111,519       82,048          -             -          -         -            -          -

Reduction in loan to ESOT          -          -            -          -             -          -         -          406          -

Treasury stock used for employee
   benefit and dividend
   reinvestment plans              -          -            -          -             -        (75)        -            -        465

Foreign currency
   translation                     -          -            -          -             -          -    (5,886)           -          -
Balance at April 2, 1994     $74,397   $111,519      $82,048    $36,929      $333,018   $358,748   $(7,237)    $(10,839)  $(12,688)


         See accompanying notes to consolidated financial statements.
                                          (5)

                       BOWATER INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)
                                   (In Thousands)



                                                                                            Three Months Ended
                                                                                         April 2,          April 3,
                                                                                           1994              1993
                 Cash flow from (used for) operating activities:
                    Operating loss                                                   $     (14,740)    $     (17,895)
                    Depreciation, amortization and cost of timber harvested                 42,161            42,175
                    Changes in working capital:
                      Receivables                                                           21,876           (73,169)
                      Inventories                                                          (19,579)              440
                      Accounts payable and accrued liabilities                              (7,923)          (15,298)
                      Other working capital                                                  3,282             6,142
                    Interest paid, net of capitalized interest                             (18,267)          (17,767)
                    Income taxes refunded (paid)                                           (28,072)           19,703
                    Other income, net                                                        2,105             5,109
                                                                                           (19,157)          (50,560)
                 Cash flow from (used for) investing activities:
                    Cash invested in fixed assets, timber and
                        timberlands                                                        (26,671)          (39,934)
                    Disposition of fixed assets, timber and timberlands                        878               129
                                                                                           (25,793)          (39,805)

                 Cash flow from (used for) financing activities:
                    Issuance of Series B & C preferred stock, net of issuance costs        193,567                 -
                    Cash dividends, including minority interests                           (12,337)           16,819)
                    Net borrowings (payments)                                                 (405)            1,355
                    Funds released from trustee                                                  -            16,872
                    Other                                                                      779               417
                                                                                           181,604             1,825

        Increase (decrease) in cash and marketable securities                              136,654           (88,540)

        Cash and marketable securities:
           Beginning of year                                                                81,666            65,942

           End of period                                                              $    218,320     $      77,402


           See accompanying notes to consolidated financial statements.

                                           (6)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


 1)   The accompanying  consolidated financial  statements include the accounts of Bowater Incorporated and Subsidiaries (the Company). The consolidated balance sheet as of April 2, 1994 and the related consolidated statements of operations, capital accounts and cash flows for the interim periods ended April 2, 1994 and April 3, 1993 are
      unaudited.   However, in the opinion of Company  management, all
      adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended April 2, 1994 are not necessarily indicative of the results to be expected for the full year.

 2) The composition of inventories at April 2, 1994 and December 31, 1993 was as follows (in thousands):

                              April 2, 1994      December 31, 1993
     (Unaudited)

     At lower of cost or market:
       Raw materials                   $ 39,351         $ 33,090
       Work in process                    2,209            2,697
       Finished goods                    55,856           41,070
       Mill stores and other supplies    79,103           79,209
                                        176,519          156,066

       Excess of current cost over
        LIFO inventory value             (7,509)          (6,635)

                                       $169,010          $149,431

 3) During the first quarter of 1994, the Company completed two public offerings of preferred stock. The Company sold 4,893,616 depositary shares, priced at $23.50 per share, representing one-fourth of a share of 7% Series B Convertible Preferred Stock referred to as Preferred Redeemable Increased Dividend
     Equity Securities (PRIDES).  The conversion premium is 22 percent.
     The Company also sold 3,400,000 depositary shares, priced at $25.00 per share, representing one-fourth of a share of 8.40% Series C Cumulative Preferred Stock. The net proceeds of both offerings, after deducting applicable issuance costs and expenses were $193,567,000.

 4) Net loss used in the calculation of loss per share has been increased by the dividend requirements of the Company's LIBOR, Series B, and Series C preferred stock. The shares of 7% PRIDES are common stock equivalents. However, due to the net loss incurred, the effect on loss per share is antidilutive.

 5)  Total interest incurred during the first quarter of 1994 and 1993 was
     $24,999,000 and $25,595,000 respectively.   In 1994 and 1993, $80,000 and
     $1,204,000 of interest expense was capitalized, respectively.

 6) The Company's marketable securities are recorded at cost which approximates market value. The securities are investment grade with maturities of less than 90 days and the Company has the intent and ability to hold these securities until maturity.

                                        (7)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


 7) In the first quarter of 1994, the Company changed its classification of certain selling and administrative expenses and allocation of certain costs due to the recent consolidation of the corporate office with operations in Greenville, South Carolina. These changes are reflected in the Consolidated Statement of Operations for the three month period ended April 2, 1994. Prior year amounts have not been restated due to the prospective nature of the change. The comparable amounts for the three month period ended April 3, 1993 for the lines entitled "Cost of Goods Sold" and "Selling and Administrative Expense" are $304,919,000 and $19,722,000, respectively.

 8) Payment for the new recovery boiler at the Company's Calhoun, Tennessee, mill site is expected to be made during the second quarter of 1994 totaling approximately $105,000,000.

     The Company is also involved in various litigation relating to contracts, commercial disputes, tax, environmental, workers' compensation and other matters. The Company's management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.

                                        (8)

                         BOWATER INCORPORATED AND SUBSIDIARIES

                         Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

 Summary

    Bowater Incorporated incurred a net loss for the first quarter of 1994 of $21.4 million, or $.67 per share, on net sales of $308.9 million. For the same period of 1993, the Company incurred a loss of $22.9 million, or $.65 per share, on net sales of $348.9 million. During the first quarter of 1994, the Company completed the public offering of 7% PRIDES and 8.40% Series C Cumulative Preferred Stock. Preferred dividends relating to these issues increased the loss per share by $.07 for the first quarter of 1994.

    In the first quarter of 1994, the Company changed its segment reporting by eliminating the Communication Papers segment. All of the Company's products
 are now classified  as  pulp, paper,  and related  products.   This  is a
 result of the Company's decision to manufacture a substantial portion of the paper used by the communication papers converting business, thereby integrating it with its core business. For comparison purposes, prior year information relating to the Communication Papers segment has also been combined.

 Product Line Information:
                                                      Quarter Ended
                                              April  2,            April 3,
                                                1994                 1993

 Net sales:
     Newsprint                                  $138,293         $156,787
     Directory and uncoated
       specialties                                40,098           47,500
     Coated paper                                 73,635           74,365
     Pulp                                         21,958           28,571
     Communication papers                         45,383           52,452
     Lumber, stumpage and
       other products                             21,993           27,223
     Distribution costs                          (32,468)         (37,977)
                                                $308,892         $348,921

 Operating loss                                 $(14,740)        $(17,895)



                                        (9)

            Three Months Ended April 2, 1994 versus April 3, 1993

 Product Line Information

      For the first three months of 1994, the Company's operating loss of $14.7 million declined $3.2 million compared to the first three months of 1993. Coated paper operating results improved from first quarter 1993, with the balance of the Company's products, except newsprint, also improving. During the first quarter of 1994, the Company continued its efforts to reduce operating costs for all of its product lines through plans developed and initiated during 1993. A detailed review of the Company's major product lines follows.

      Coated paper operating results improved significantly in the first quarter of 1994 compared to the first quarter of 1993 due to a decrease in operating costs, including distribution costs. Average transaction prices and sales tonnage during the first quarter of 1994 were consistent with the first quarter of 1993. U. S. purchases of coated groundwood papers during the first three months of 1994 was essentially the same as the first three months of 1993. Increases in demand have been forecasted for later this year by some industry observers and producers, which could result in a price increase at that time. No assurance can be given, however, that a price increase can be achieved.

      The operating results from the Company's newsprint product line deteriorated during the first quarter of 1994 versus the first quarter of 1993 as average transaction prices declined 8.1 percent. Excess capacity and the continued weakening of the Canadian dollar contributed to the Company's inability to effect higher selling prices. The 7 percent reduction in discounts allowed off list price, effective March 1, 1994, has not been completely implemented. The complete implementation of this price increase is not expected until late in the second quarter.In addition, the Company's tonnage shipments were 4.1 percent lower during the first three months of 1994 compared to the same period last year. Severe weather conditions contributed to the lower sales volume. During the first quarter of 1994, the Company was able to reduce newsprint operating costs, including distribution costs, through plans developed and initiated during 1993. U. S. newsprint consumption increased 3.7 percent for the first three months of 1994 compared to the same period in 1993. Significant improvements in the newsprint sector are dependent upon continued increases in the rate of consumption and the amount of economic recovery worldwide.

      Operating results for directory paper improved during the first quarter of 1994 compared to the first quarter of 1993. Although the Company's shipments during the 1994 first quarter were lower than the comparable period in 1993, average transaction prices increased 13.8 percent comparing the same periods due to changes in product mix. This increase led to the improved operating results. U. S. shipments of uncoated groundwood papers, which includes directory, increased 7.4 percent during the first three months of 1994 compared to the first three months of 1993.


                                       (10)

      The Company's market pulp operating results improved during the first three months of 1994 compared to the first three months of 1993, as softwood market pulp average transaction prices increased slightly and operating costs decreased, comparing the same periods. On January 1, 1994, a $50 per metric ton list price increase went into effect for softwood market pulp. On March 1, 1994, an additional $50 per metric ton list price increase went into effect for softwood market pulp. A $60 per metric ton list price increase has been announced by major producers of softwood market pulp for June 1, 1994. The impetus for these increases came from several sources: NORSCAN (U.S., Canada, Finland, Norway, and Sweden) shipments of softwood market pulp increased 6.6 percent during the first quarter of 1994 compared to the first quarter of 1993; producer inventories remained low during the first quarter of 1994 due to the increased demand during the quarter and downtime taken in 1993; a possible strike in British Columbia is threatened; wood shortages have affected overseas producers; and lastly, several new Asian pulp mills scheduled to begin production in the second quarter, have been delayed to late 1994.

      Communication papers operating results improved comparing the first three months of 1994 with the same period in 1993. The Company continues to integrate the production of communication papers with its primary business in an effort to maximize the Company's profitability and decrease operating costs. The profitability of this product depends on the Company's ability to stimulate demand with new product developments while maintaining control over operating costs.

      The Company's lumber operating results improved during the first quarter of 1994 compared to the same period in 1993 as the Company's average transaction prices rose 18.2 percent comparing the same periods. New housing starts in the United States increased 21 percent during the first three months of 1994 compared to the first three months of 1993, causing a surge in demand. Some industry observers fear the current increases in mortgage interest rates will reduce demand, causing prices to stabilize or fall.

Interest Expense

      Total interest expense for the first quarter of 1994 was $25.0 million versus $25.6 million for the first quarter of 1993, due to the slightly lower average level of borrowings outstanding during 1994. In 1994's first quarter, $80,000 of interest was capitalized versus $1.2 million in 1993, due to the lower level of qualifying capital expenditures in 1994.

Income Taxes

      The Company provided an income tax benefit for the first three months of 1994 and 1993 due to the pre-tax loss incurred in both years. The effective tax rate for the first quarter of 1994 was 37.5 percent versus 37.0 percent for the same period last year. During the first quarter of 1994, the Company paid $29.4 million to the Internal Revenue Service for tax assessments relating to prior years. This amount was fully provided for in the Consolidated Balance Sheet as of December 31, 1993.



                                       (11)

Liquidity and Capital Resources

      For the first quarter of 1994, the Company's operations used $19.2 million of cash compared to using $50.6 million of cash during the first quarter of 1993, a $31.4 million improvement. In the first quarter of 1993, the Company discontinued selling receivables under the asset securitization program, which accounted for $74.0 million of the total improvement in working capital. Offsetting this was an increase in income taxes paid of $47.8 million. In the first quarter of 1993, the Company received tax refunds of $19.7 million due to the loss incurred in 1992. In the first quarter of 1994, the Company paid $29.4 million for tax assessments relating to prior years, offset by tax refunds of $1.3 million due to the loss incurred in 1993.

      During the first quarter of 1994, the Company completed the public offering of 7% PRIDES and 8.40% Series C Cumulative Preferred Stock. The net proceeds of both offerings, after deducting applicable issuance costs and expenses, were $193,567,000. The proceeds of the offerings will be used by the Company to fund: the new recovery boiler at the Calhoun, Tennessee, mill; capital expenditures and other costs associated with the closure of certain obsolete facilities at the Millinocket, Maine, mill; the costs associated with the recently announced companywide personnel reductions and general corporate purposes.

      Capital expenditures for the first three months of 1994 decreased $14.0 million compared to the first quarter of 1993. The completion of the newsprint recycling plant at the East Millinocket, Maine, mill and the near completion of the new recovery boiler at the Calhoun, Tennessee, mill accounted for the reduced cash expenditures.

      On March 31, 1994, the Company's $250.0 million credit line provided by its Credit Agreement was reduced to $200.0 million. The amendment to the Credit Agreement was requested by the Company as a result of raising additional equity capital through the sale of 7% PRIDES and 8.40% Series C Cumulative Preferred Stock.

      As of April 2, 1994, the Company had $209.9 million of marketable securities. The large increase from December 31, 1993, was a result of the two preferred stock offerings completed during the first quarter of 1994. The securities are of investment grade with maturities of less than 90 days.

                                       (12)

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.



       The Company filed with the Securities and Exchange
       Commission Current Reports on Form 8-K as follows:

   (1) On January 18, 1994, a Current Report on Form 8-K dated January 18, 1994, reporting under Item 5 (Other
       Events) the issuance of a press release that announced the Company's 1993 fourth quarter and year-end results, including unaudited summary consolidated financial information and segment information; and

   (2) On February  16, 1994,  a  Current Report  on Form 8-K
       dated February  1, 1994, filing as exhibits under Item
       7 (Financial Statements and Exhibits) the final
       versions   of   agreements   and   documents   in connection
       with  the Company's  offerings of its  7% PRIDES, Series
       B Convertible Preferred Stock and its 8.40% Series C Cumulative Preferred Stock.

                                     (13)

                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BOWATER INCORPORATED

                                        By R. C. Lancaster
                                           R. C. Lancaster
                                           Senior Vice President and
                                           Chief Financial Officer



                                        By M. F. Nocito
                                           M. F. Nocito
                                           Vice President  - Controller



 Dated: May 3, 1994


                                      (14)