Form 10-Q
period 1994-07-02
BOWATER INC
filed 1994-08-12
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 2, 1994

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1994.

          Class                                 Outstanding at August 10, 1994

Common Stock, $1.00 Par Value                                36,604,486 Shares

                              BOWATER INCORPORATED

                                    I N D E X







                                                                     Page
                                                                    Number


  PART I   FINANCIAL INFORMATION

     1.  Financial Statements:

         Consolidated Balance Sheet at July 2, 1994
         and December 31, 1993                                         3

         Consolidated Statement of Operations for the Three
         and Six Months Ended July 2, 1994 and July 3, 1993            4

         Consolidated Statement of Capital Accounts
         for the Six Months Ended July 2, 1994                         5

         Consolidated Statement of Cash Flows for the
         Six Months Ended July 2, 1994 and July 3, 1993                6

         Notes to Consolidated Financial Statements                  7-8

     2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              9-13


  PART II OTHER INFORMATION

     4.  Submission of Matters to a Vote of Security Holders          14


  SIGNATURES                                                          15












                                 (2)

PART I              BOWATER INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (Unaudited)
                             (In Thousands)

                                                                       July 2,       December 31,
                                                                         1994            1993

                                    ASSETS
Current assets:
  Cash                                                                 $   21,032  $   16,258
  Marketable securities, at cost which approximates market                161,100      65,408
  Accounts receivable, net                                                169,447     170,737
  Inventories                                                             157,819     149,431
  Deferred income taxes                                                    10,923      10,923
  Other current assets                                                      6,678       6,720
    Total current assets                                                  526,999     419,477

Timber and timberlands                                                    427,037     422,521
Fixed assets, net                                                       1,716,351   1,750,719
Intangible assets                                                          55,964      57,208
Other assets                                                               75,686      76,253
                                                                       $2,802,037  $2,726,178
                            LIABILITIES AND CAPITAL
Current liabilities:
  Current instalments of long-term debt                                $    1,797  $    1,796
  Accounts payable and accrued liabilities                                187,032     195,546
  Income taxes payable                                                     10,659      35,882
  Dividends payable                                                         2,558       6,079
    Total current liabilities                                             202,046     239,303

Long-term debt, net of current instalments                              1,117,641   1,118,403
Other long-term liabilities                                               149,263     144,802
Deferred income taxes                                                     253,164     272,065
Minority interests in subsidiaries                                        136,713     144,749
Commitments and contingencies (See note 8.)
Redeemable LIBOR preferred stock                                           74,429      74,368

Shareholders' equity:
   Convertible preferred stock                                            111,341         -
   Cumulative preferred stock                                              81,900         -
   Common stock                                                            36,964      36,913
   Additional paid-in capital                                             333,665     332,661
   Retained earnings                                                      333,787     388,663
   Equity adjustment from foreign currency translation                     (6,339)     (1,351)
   Loan to ESOT                                                           (10,438)    (11,245)
   Treasury stock, at cost                                                (12,099)    (13,153)
    Total shareholders' equity                                            868,781     732,488
                                                                       $2,802,037  $2,726,178


         See accompanying notes to consolidated financial statements.

                                        (3)

                        BOWATER INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                       (In Thousands Except Per Share Amounts)


                                                                      Three Months Ended         Six Months Ended
                                                                      July 2,     July 3,       July 2,    July 3,
                                                                       1994        1993          1994       1993

Net sales                                                          $ 320,066     $328,702      $628,958   $ 677,623
Cost of sales                                                        265,711      276,647       528,619     584,495
Depreciation, amortization and cost of timber harvested               41,071       39,712        83,232      81,887

    Gross profit                                                      13,284       12,343        17,107      11,241

Selling and administrative expense                                    18,960       17,602        37,523      34,395

    Operating loss                                                    (5,676)      (5,259)      (20,416)    (23,154)

Other expense (income):
  Interest income                                                     (2,651)        (667)       (3,947)     (3,036)
  Interest expense, net of capitalized interest                       24,684       24,544        49,603      48,935
  Other, net                                                          (2,623)      (1,480)       (2,514)     (2,641)
                                                                      19,410       22,397        43,142      43,258

Loss before income taxes and minority interests                      (25,086)     (27,656)      (63,558)    (66,412)

Provision for income taxes                                            (9,090)     (10,232)      (23,515)    (24,571)
Minority interests in net loss of subsidiaries                        (1,115)      (1,815)       (3,722)     (3,287)

     Net loss                                                      $ (14,881)    $(15,609)     $(36,321)   $(38,554)

Loss per share                                                     $   (0.53)    $  (0.45)     $  (1.20)   $  (1.09)

Average shares outstanding                                            36,499       36,351        36,480      36,349




       See accompanying notes to consolidated financial statements.

                            (4)

                 BOWATER INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                   Six Months Ended July 2, 1994
                           (Unaudited)
               (In Thousands Except Per Share Amounts)

                                                                                                       Equity
                                          LIBOR   Convertible  Cumulative        Additional          Adjustment -
                                        Preferred  Preferred   Preferred  Common  Paid in   Retained   Foreign    Loan to  Treasury
                                         Stock       Stock       Stock    Stock   Capital   Earnings  Currency     ESOT     Stock

Balance at December 31, 1993            $74,368       $ -         $ -     $36,913  $332,661  $388,663  $(1,351)  $(11,245) $(13,153)

Net loss                                      -         -           -           -         -   (36,321)       -          -         -

Common stock dividends ($.30 per share)       -         -           -           -         -   (10,838)       -          -         -

Preferred stock dividends
  Libor preferred ($.76 per share)            -         -           -           -         -    (1,140)       -          -         -
  Convertible preferred ($2.61 per share)     -         -           -           -         -    (3,198)       -          -         -
  Cumulative preferred ($3.66 per share)      -         -           -           -         -    (3,113)       -          -         -

Increase in stated value of LIBOR
  preferred stock                            61         -           -           -         -       (61)       -          -         -

Common stock issued under stock
   option plans                               -         -           -          51     1,004         -        -          -         -

Preferred stock issued, net of issuance costs -   111,341      81,900           -         -         -        -          -         -

Reduction in loan to ESOT                     -         -           -           -         -         -        -        807         -

Treasury stock used for employee
   benefit and dividend reinvestment plans    -         -           -           -         -      (205)       -          -     1,054

Foreign currency translation                  -         -           -           -         -         -   (4,988)         -         -
Balance at July 2, 1994                 $74,429  $111,341     $81,900     $36,964  $333,665  $333,787  $(6,339)  $(10,438) $(12,099)



            See accompanying notes to consolidated financial statements.


                               (5)

                   BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                            (In Thousands)

                                                                      Six Months Ended
                                                                   July 2,         July 3,
                                                                    1994            1993
Cash flow from (used for) operating activities:
   Operating loss                                                 $ (20,416)      $ (23,154)
   Depreciation, amortization and cost of timber harvested           83,232          81,887
   Changes in working capital:
     Receivables                                                      1,290         (55,541)
     Inventories                                                     (8,388)         (7,325)
     Accounts payable and accrued liabilities                        (8,040)        (24,533)
     Other working capital                                               43           5,297
   Interest paid, net of capitalized interest                       (49,137)        (48,691)
   Income taxes refunded (paid)                                     (20,698)         20,060
   Other income, net                                                 11,035          11,850
                                                                    (11,079)        (40,150)
Cash flow from (used for) investing activities:
   Cash invested in fixed assets, timber and
       timberlands                                                  (58,989)        (67,263)
   Disposition of fixed assets, timber and timberlands                1,051           1,407
                                                                    (57,938)        (65,856)

Cash flow from (used for) financing activities:
   Issuance of Series B & C preferred stock, net of issuance costs  193,241               -
   Cash dividends, including minority interests                     (22,315)        (22,976)
   Net borrowings (payments)                                           (805)         (1,073)
   Funds released from trustee                                            -          31,469
   Other                                                               (638)         (1,684)
                                                                    169,483           5,736

Increase (decrease) in cash and marketable securities               100,466        (100,270)

Cash and marketable securities:
   Beginning of year                                                 81,666         165,942

   End of period                                                  $ 182,132      $   65,672


     See accompanying notes to consolidated financial statements.

                              (6)

                     BOWATER INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1) The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company). The consolidated balance sheet as of July 2, 1994 and the related consolidated statements of operations, capital accounts and cash flows for the interim periods ended July 2, 1994 and July 3, 1993 are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended July 2, 1994 are not necessarily indicative of the results to be expected for the full year.

2) The composition of inventories at July 2, 1994 and December 31, 1993 was as follows (in thousands):

                                           July 2, 1994      December 31, 1993
    (Unaudited)

    At lower of cost or market:
      Raw materials                       $ 30,155               $ 33,090
      Work in process                        2,010                  2,697
      Finished goods                        53,324                 41,070
      Mill stores and other supplies        80,143                 79,209
                                           165,632                156,066

      Excess of current cost over
       LIFO inventory value                 (7,813)                (6,635)

                                          $157,819               $149,431

3) During the first quarter of 1994, the Company completed two public offerings of preferred stock. The Company sold 4,893,616 depositary shares, priced at $23.50 per share, each representing one-fourth of a share of 7% Series B Convertible Preferred Stock referred to as Preferred Redeemable Increased Dividend Equity Securities (PRIDES). The conversion premium is 22 percent. The Company also sold 3,400,000 depositary shares, priced at $25.00 per share, each representing one-fourth of a share of 8.40% Series C Cumulative Preferred Stock. The net proceeds of both offerings, after deducting applicable issuance costs and expenses, were $193,241,000.

4) Net loss used in the calculation of loss per share has been increased by the dividend requirements of the Company's LIBOR, Series B, and Series C preferred stock. The shares of 7% PRIDES are common stock equivalents. However, due to the net loss incurred, the effect on loss per share is antidilutive.

5) Total interest expense during the first six months of 1994 and 1993 was $49,734,000 and $50,723,000 respectively. In 1994 and 1993, $131,000 and
    $1,788,000 of interest expense was capitalized, respectively.

6) The Company's marketable securities are recorded at cost which approximates market value. The securities are all investment grade with maturities of fewer than 90 days and the Company has the intent and ability to hold these securities until maturity.

                                       (7)

                     BOWATER INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


7) In the first quarter of 1994, the Company changed its classification of certain selling and administrative expenses and allocation of certain costs due to the recent consolidation of the corporate office with operations in Greenville, South Carolina. These changes are reflected in the Consolidated Statement of Operations for the three month and six month period ended July 2, 1994. Prior year amounts have not been restated due to the prospective nature of the change. The comparable amounts for the three month and six month period ended July 3, 1993 for the lines entitled "Cost of Goods Sold" and "Selling and Administrative Expense" are $273,373,000 and $578,292,000, and $20,876,000 and $40,598,000, respectively.

8) Payment for the new recovery boiler at the Company's Calhoun, Tennessee, mill site is expected to be made during the second half of 1994 totaling approximately $105,000,000.

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





                                        (8)

                  BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Summary

       Bowater Incorporated incurred a net loss for the second quarter of 1994 of $14.9 million, or $.53 per share, on net sales of $320.1 million. For the same period of 1993, the Company incurred a loss of $15.6 million, or $.45 per share, on net sales of $328.7 million. During the first quarter of 1994, the Company completed the public offering of 7% PRIDES Series B Convertible Preferred Stock (Series B) and 8.40% Series C Cumulative Preferred Stock (Series C). Preferred dividends relating to these issues increased the loss per share by $.10 for the second quarter of 1994.

       For the first six months of 1994, the Company incurred a net loss of $36.3 million, or $1.20 per share, on net sales of $629.0 million. This compares to a loss of $38.6 million, or $1.09 per share, on net sales of $677.6 million. Preferred dividends relating to the recently issued preferred stock increased the loss per share by $.17 for the six months ended July 2, 1994.

       During the first quarter of 1994, the Company changed its segment reporting by eliminating the Communication Papers segment. All of the Company's products are now classified as pulp, paper, and related products. This is a result of the Company's decision to manufacture a substantial portion of the paper used by the communication papers converting business, thereby integrating it with its core business. For comparison purposes, prior year information relating to the Communication Papers segment has also been combined.

Product Line Information:

                                    Quarter Ended         Six Months Ended
                                 July 2,      July 3,    July 2,      July 3,
                                  1994         1993       1994         1993

Net sales:
    Newsprint                   $146,818     $149,203   $285,111     $305,990
    Directory and uncoated
      specialties                 38,057       39,633     78,155       87,133
    Coated paper                  71,176       82,037    144,811      156,402
    Pulp                          32,477       24,492     54,435       53,063
    Communication papers          43,555       46,891     88,938       99,343
    Lumber, stumpage and
      other products              21,310       20,965     43,303       48,188
    Distribution costs           (33,327)     (34,519)   (65,795)     (72,496)
                                $320,066     $328,702   $628,958     $677,623


Operating loss                  $ (5,676)    $ (5,259)  $(20,416)    $(23,154)






                                       (9)

                  BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


             Six Months Ended July 2, 1994 versus July 3, 1993

       For the first six months of 1994, the Company's operating loss of $20.4 million declined $2.7 million compared to the first six months of 1993. Operating results for market pulp as well as the Company's directory and communication papers product lines improved during this period, offset by lower operating results for newsprint. The Company continued to reduce operating costs in all of its product lines to help offset the negative impact of poor market conditions that affected many of the Company's products. A detailed review of the Company's major product lines follows.

       The Company's market pulp operating results improved during the first six months of 1994 as average transaction prices increased 9.8 percent compared to the first six months of 1993, while operating costs decreased 3.6 percent. Three list price increases for southern softwood pulp went into effect during the first six months of 1994 totaling $160 per metric ton, and most major producers have announced a fourth price increase for southern softwood pulp of $70 per metric ton effective August/September, 1994. There are several reasons for these increases : NORSCAN (U.S., Canada, Finland, Norway, and Sweden) shipments of softwood market pulp increased 7.5 percent during the first six months of 1994 compared to the first six months of 1993; producer inventories remained low during the first six months of 1994 due to increased demand; a possible strike in British Columbia is still threatened; wood shortages have affected some overseas producers; and lastly, several new Asian pulp mills scheduled to begin production in the second quarter of 1994, have been delayed to the fourth quarter of 1994. All of these items have helped to increase transaction prices.

       The operating results from the Company's newsprint product line decreased during the first six months of 1994 versus the first six months of 1993 as average transaction prices decreased 9.2 percent. On a positive note,
U. S. newsprint consumption increased 2.4 percent for the first six months of 1994 compared to the same period in 1993. Due to the increased market consumption during the first half of 1994, the Company, along with other east coast newsprint producers, announced a reduction in discounts allowed off list price of 7 percent. This reduction in discounts was completely implemented in the second quarter of 1994. The Company, along with other east coast newsprint producers, also announced a further reduction in discounts allowed off list price of 6 percent effective August 15, 1994. Significant improvements in the newsprint sector are dependent upon continued increases in the rate of newsprint consumption and the extent of economic recovery worldwide.

       Directory operating results improved during the first six months of 1994 compared to the first six months of 1993. Operating costs decreased 2.1 percent and average transaction prices increased 1.2 percent comparing these periods.
U. S. purchases of uncoated groundwood papers, which includes directory, increased 5.4 percent during the first six months of 1994 compared to the same period last year. Major producers of uncoated groundwood papers have announced price increases for the second half of 1994, based upon the strong demand experienced in recent months.

                                      (10)

                    BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


       Coated groundwood paper operating results decreased slightly during the first six months of 1994 compared to the first six months of 1993 due to continued competition from offshore imports. Comparing these periods, average transaction prices decreased 2.6 percent, offset by a decrease in operating costs of 2.7 percent. U. S. purchases of coated groundwood papers decreased 3.5 percent for the first six months of 1994 compared to the same period last year. The Company's tonnage shipments of coated groundwood for the first half of 1994 versus the same period last year decreased 4.9 percent. Despite these statistics, industry producers are anticipating an increase in demand for 1994. This is based on; magazine/catalog publishers lowering inventory during the first half of 1994, and an expectation that catalog publishers will print spring catalogs early to avoid the February, 1995, postal increase. Along with other coated groundwood producers, the Company has announced a $50 per short ton transaction price increase effective July 1, 1994.

       The Company's communication papers product line improved during the first half of 1994 compared to the first half of 1993, as operating costs decreased 3.8 percent and average transaction prices increased. Some of the price improvement was due to changes in product mix. Profitability for this product line depends on the Company's ability to; produce communication papers internally, introduce new products, and maintain control over operating costs.

       For the first half of 1994, lumber operating results improved compared to the first half of 1993 as the Company's average transaction prices increased
13.4 percent. Demand surged as new housing starts in the U. S. increased 21.0 percent during the first five months of 1994 compared to the same period last year. On the supply side, U. S. framing lumber exports decreased and U. S. imports increased providing an additional supply of framing lumber in the U. S. market.

Interest Expense

       Total interest expense for the first six months of 1994 was $49.7 million versus $50.7 million in the first six months of 1993 due to the slightly lower average level of borrowings outstanding during 1994. Comparing the same periods, capitalized interest was $.1 million versus $1.8 million, due to the lower level of qualifying capital expenditures in 1994.

Income Taxes

       The Company provided an income tax benefit for the first six months of 1994 and 1993 due to the pre-tax loss incurred in both periods. The effective tax rate for the first half of 1994 and 1993 was 37.0 percent. During the first quarter of 1994, the Company paid $29.4 million to the Internal Revenue Service for tax assessments relating to prior years. This amount was fully provided for in the Consolidated Balance Sheet as of December 31, 1993.






                                    (11)

                    BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


             Three Months Ended July 2, 1994 versus July 3, 1993

       For the second quarter of 1994, the Company's operating loss of $5.7 million increased $.4 million compared to the second quarter of 1993. Operating results for both the newsprint and coated paper product lines deteriorated, offset by improved operating results in the Company's market pulp, communication papers, and lumber product lines.

       The Company's newsprint average transaction prices for the second quarter of 1994 were 10.5 percent lower than the second quarter of 1993, despite
a 7 percent reduction in discounts allowed off list price which was being implemented during the second quarter of 1994.  Another 6 percent reduction in discounts allowed off list price was announced by the Company in May, 1994, effective August 15, 1994.  U. S. newsprint consumption continued to increase in the second quarter of 1994, compared to the second quarter of 1993 and the first quarter of 1994.  The Company's tonnage shipments increased 9.9 percent comparing the second quarter of 1994 to the same period in 1993.

       Coated paper operating results deteriorated during the second quarter of 1994, compared to the second quarter of 1993, as increased competition from imports and weak demand lowered selling prices. The Company's average transaction prices decreased 5.8 percent comparing these periods. In addition, the Company's coated paper operating costs decreased 4.4 percent, which offset some of the negative impact of the price decline.

       The Company's market pulp operating results improved during the second quarter of 1994 compared to the first quarter of 1993 as market pulp average transaction prices increased 16.6 percent. During the second quarter, major producers of softwood market pulp increased their list price by $60 per metric ton, taking advantage of the recent increases in demand and decreases in supply. The current economic recovery evidenced in the U. S. and abroad, albeit slow, has helped increase demand in the domestic and overseas pulp markets. A $70 per metric ton list price increase is scheduled for the third quarter of 1994.

       Communication papers operating results improved during the second quarter of 1994 compared to the second quarter of 1993. This improvement was a result of an 11.4 percent decline in operating costs.

       Lumber operating results increased in the second quarter of 1994 compared to the second quarter of 1993, as the Company realized higher average transaction prices. There is however, some concern by industry observers that prices may stabilize or fall in the near future. These concerns are a result of the increased lumber supply in the domestic market and an uncertainty about the effect of increasing mortgage rates on the housing market.



                                       (12)

                    BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Interest Expense

       Total interest expense for the second quarter of 1994 was $24.7 million versus $25.1 million for the second quarter of 1993, due to the slightly lower average level of borrowings outstanding during 1994. In 1994's second quarter, $51,000 of interest was capitalized versus $0.6 million in 1993, due to the lower level of qualifying capital expenditures in 1994.

Income Taxes

       The Company provided an income tax benefit for the second quarter of 1994 and 1993 due to the pre-tax loss incurred in both quarters. The effective tax rate for the second quarter of 1994 was 36.2 percent versus 37.0 percent for the same period last year.

                       Liquidity and Capital Resources

       For the first half of 1994, the Company's operations used $11.1 million of cash compared to using $40.2 million of cash during the first half of 1993, a $29.1 million improvement. In the first six months of 1994, the Company's operating loss was $2.7 million lower and working capital improved by $67.0 million. The reason for the large improvement in working capital was the decision made by the Company to discontinue selling receivables under the asset securitization program during the first quarter of 1993. Offsetting the operating income and working capital improvement was an increase in income taxes paid of $40.8 million. In the first quarter of 1993, the Company received tax refunds of $19.7 million due to the loss incurred in 1992. During the first half of 1994, the Company paid $29.4 million for tax assessments relating to prior years, offset by additional tax refunds of $8.3 million due to the loss incurred in 1993.

       Capital expenditures for the first six months of 1994 decreased $7.9 million compared to the first six months of 1993. The completion of the newsprint recycling plant at the East Millinocket, Maine, mill and the near completion of the new recovery boiler at the Calhoun, Tennessee, mill accounted for the reduced cash expenditures.

       During the first quarter of 1994, the Company completed the public offering of Series B and Series C Preferred Stock. The net proceeds of both offerings, after deducting applicable issuance costs and expenses, were $193,241,000. The proceeds of the offerings are being used by the Company to fund: the new recovery boiler at the Calhoun, Tennessee, mill; capital expenditures and other costs associated with the closure of certain obsolete facilities at the Millinocket, Maine, mill; the costs associated with the previously announced companywide personnel reductions and general corporate purposes.

       As of July 2, 1994, the Company had $161.1 million of marketable securities. The large increase from December 31, 1993, was a result of the two preferred stock offerings completed during the first quarter of 1994. The marketable securities are all investment grade with maturities of fewer than 90 days.

                                  (13)

                             PART II

                        OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

     On May 25, 1994, at the Company's Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:

    A resolution electing the following class of directors for a term of three years: Anthony P. Gammie (32,866,307 votes in favor; 299,071 votes withheld); H. Gordon MacNeill (32,869,615 votes in favor; 295,763 votes withheld); Richard Barth (32,822,035 votes in favor; 343,343 votes withheld); and James White (32,822,575 votes in favor; 342,803 votes withheld). The names of each other director whose term of office as a director continued after the meeting are: Hugh D. Aycock, Donald R. Melville, Richard Laster, Francis J. Aguilar, John A. Rolls, and Kenneth M. Curtis.

     A resolution ratifying the appointment of KPMG Peat Marwick as independent auditors for the Company. The resolution was passed by a vote of 32,873,274 votes in favor; 39,379 votes against; and 252,725 abstentions.


                                  (14)

                  BOWATER INCORPORATED AND SUBSIDIARIES



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




Dated: August 12, 1994





                                     (15)