Form 10-Q
period 1994-10-01
BOWATER INC
filed 1994-11-15
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1994

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1994.

          Class                                Outstanding at November 8, 1994

Common Stock, $1.00 Par Value                        36,691,492 Shares

                              BOWATER INCORPORATED

                                    I N D E X







                                                                     Page
                                                                    Number


  PART I   FINANCIAL INFORMATION

  	   1.  Financial Statements:

               Consolidated Balance Sheet at October 1, 1994
  	       and December 31, 1993				       3

               Consolidated Statement of Operations for the
               Three and Nine Months Ended October 1, 1994
               and October 2, 1993                                     4

  	       Consolidated Statement of Capital Accounts
               for the Nine Months Ended October 1, 1994               5

  	       Consolidated Statement of Cash Flows for the
  	       Nine Months Ended October 1, 1994 and October 2,
               1993                                                    6

  	       Notes to Consolidated Financial Statements            7-8

  	   2.  Management's Discussion and Analysis of
  	       Financial Condition and Results of Operations        9-13


  PART II OTHER INFORMATION

  	   1.  Legal Proceedings                                      14


  SIGNATURES                                                          15












  	                               (2)

PART I

                  BOWATER INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                         (In Thousands)



                                                              October 1,      December 31,
                                                                1994              1993

                  ASSETS
Current assets:
Cash                                                         $    6,608        $   16,258
Marketable securities, at cost which approximates market        227,654            65,408
Accounts receivable, net                                        190,022           170,737
Inventories                                                     157,608           149,431
Deferred income taxes                                            10,923            10,923
Other current assets                                              6,065             6,720

  Total current assets                                          598,880           419,477


Timber and timberlands                                          429,838           422,521
Fixed assets, net                                             1,798,044         1,750,719
Intangible assets                                                55,342            57,208
Other assets                                                     76,762            76,253

                                                             $2,958,866        $2,726,178



          LIABILITIES AND CAPITAL
Current liabilities:
 Current instalments of long-term debt                       $    1,797        $    1,796
 Accounts payable and accrued liabilities                       307,753           195,546
 Income taxes payable                                            12,189            35,882
 Dividends payable                                               10,162             6,079

  Total current liabilities                                     331,901           239,303


Long-term debt, net of current instalments                    1,117,264         1,118,403
Other long-term liabilities                                     152,527           144,802
Deferred income taxes                                           259,532           272,065
Minority interests in subsidiaries                              146,352           144,749
Commitments and contingencies (See note 4.)
Redeemable LIBOR preferred stock                                 74,461            74,368


Shareholders' equity:
 Convertible preferred stock                                    111,333                --
 Cumulative preferred stock                                      81,892                --
 Common stock                                                    37,107            36,913
 Additional paid-in capital                                     336,704           332,661
 Retained earnings                                              334,143           388,663
 Equity adjustment from foreign currency translation             (2,418)           (1,351)
 Loan to ESOT                                                   (10,040)          (11,245)
 Treasury stock, at cost                                        (11,892)          (13,153)

 Total shareholders' equity                                     876,829           732,488

                                                             $2,958,866        $2,726,178


           See accompanying notes to consolidated financial statements.


                                    (3)

                    BOWATER INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)
                   (In Thousands Except Per Share Amounts)



                                                               Three Months Ended           Nine Months Ended
                                                             October 1,    October 2,    October 1,   October 2,
                                                                1994          1993          1994         1993

Net sales                                                     $348,151      $335,673      $977,109     $1,013,296
Cost of sales                                                  268,921       298,480       797,540        882,975
Depreciation, amortization and cost of timber harvested         41,166        39,915       124,398        121,802

  Gross profit/(loss)                                           38,064        (2,722)       55,171          8,519

Selling and administrative expense                              17,241        17,664        54,764         52,059

  Operating income (loss)                                       20,823       (20,386)          407        (43,540)

Other expense (income):
 Interest income                                                (2,112)         (386)       (6,059)        (3,423)
 Interest expense, net of capitalized interest                  24,619        24,649        74,222         73,584
 Gain on sale of timberlands                                   (27,389)         (388)      (27,979)        (3,273)
 Other, net                                                     (1,779)        3,727        (3,703)         3,972

                                                                (6,661)       27,602        36,481         70,860


Income (loss) before income taxes and minority interests        27,484       (47,988)      (36,074)      (114,400)


Provision for income taxes                                       8,003       (12,902)      (15,512)       (37,473)
Minority interests in net income (loss) of subsidiaries          8,955        (4,254)        5,233         (7,541)

  Net income (loss)                                           $ 10,526      $(30,832)     $(25,795)    $  (69,386)

Earnings (loss) per share                                     $   0.16      $  (0.86)     $  (1.04)    $    (1.96)

Average shares outstanding                                      36,971        36,389        36,527         36,352


              See accompanying notes to consolidated financial statements.


                                       (4)

                    BOWATER INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                    Nine Months Ended October 1, 1994
                               (Unaudited)
                 (In Thousands Except Per Share Amounts)



                                                                                                          Equity
                                                 LIBOR  Convertible Cumulative       Additional         Adjustment-
                                               Preferred Preferred  Preferred Common  Paid in  Retained  Foreign   Loan to Treasury
                                                 Stock     Stock     Stock     Stock  Capital  Earnings  Currency    ESOT   Stock

Balance at December 31, 1993                    $74,368    $--        $--    $36,913  $332,661 $388,663 $(1,351) $(11,245) $(13,153)

Net loss                                             --     --         --         --        --  (25,795)     --        --        --

Common stock dividends ($.45 per share)              --     --         --         --        --  (16,330)     --        --        --

Preferred stock dividends
 Libor preferred ($1.31 per share)                   --     --         --         --        --   (1,965)     --        --        --

 Convertible preferred ($4.26 per share)             --     --         --         --        --   (5,210)     --        --        --

 Cumulative preferred ($5.76 per share)              --     --         --         --        --   (4,899)     --        --        --

Increase in stated value of LIBOR
 preferred stock                                     93     --         --         --        --      (93)     --        --        --

Common stock issued under stock
 option plans                                        --     --         --        194     4,043       --      --        --        --

Preferred stock issued, net of issuance costs        --  111,333   81,892         --        --       --      --        --        --

Reduction in loan to ESOT                            --     --         --         --        --       --      --     1,205        --

Treasury stock used for employee
 benefit and dividend reinvestment plans             --     --         --         --        --     (228)     --        --     1,261

Foreign currency translation                         --     --         --         --        --       --  (1,067)       --        --

Balance at October 1, 1994                      $74,461 $111,333  $81,892    $37,107  $336,704 $334,143 $(2,418) $(10,040) $(11,892)


          See accompanying notes to consolidated financial statements.

                              (5)

                  BOWATER INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)
                           (In Thousands)



                                                                      Nine Months Ended
                                                                    October 1,  October 2,
                                                                      1994        1993

Cash flow from (used for) operating activities:
 Operating income (loss)                                             $    407    $(43,540)
 Depreciation, amortization and cost of timber harvested              124,398     121,802
 Changes in working capital:
  Receivables                                                         (19,285)    (77,341)
  Inventories                                                          (8,177)     (3,132)
  Accounts payable and accrued liabilities                              5,011     (15,348)
  Other working capital                                                   656       5,294
 Interest paid, net of capitalized interest                           (64,380)    (66,581)
 Income taxes refunded (paid)                                         (20,786)     19,816
 Other income, net                                                     16,686      16,001

                                                                       34,530     (43,029)

Cash flow from (used for) investing activities:
 Cash invested in fixed assets, timber and
  timberlands                                                         (81,870)    (87,978)
 Disposition of fixed assets, timber and timberlands                   29,368       1,695

                                                                      (52,502)    (86,283)


Cash flow from (used for) financing activities:
 Issuance of Series B & C preferred stock, net of issuance costs      193,225          --
 Cash dividends, including minority interests                         (24,396)    (28,768)
 Net borrowings (payments)                                             (1,203)     (1,474)
 Funds released from trustee                                               --      34,506
 Other                                                                  2,942      (1,283)

                                                                      170,568       2,981


Increase (decrease) in cash and marketable securities                 152,596    (126,331)

Cash and marketable securities:
 Beginning of year                                                     81,666     165,942

 End of period                                                       $234,262    $ 39,611


             See accompanying notes to consolidated financial statements.

                                   (6)

                    BOWATER INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

1) The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company). The consolidated balance sheet as of October 1, 1994 and the related consolidated statements of operations, capital accounts and cash flows for the interim periods ended October 1, 1994 and October 2, 1993 are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended October 1, 1994 are not necessarily indicative of the results to be expected for the full year.

2) The composition of inventories at October 1, 1994 and December 31, 1993 was as follows (in thousands):

    				        October 1, 1994      December 31, 1993
    (Unaudited)

    At lower of cost or market:
      Raw materials 			   $ 32,223		$ 33,090
      Work in process			      2,677		   2,697
      Finished goods			     50,888		  41,070
      Mill stores and other supplies	     80,323		  79,209
       					    166,111		 156,066

      Excess of current cost over
       LIFO inventory value		     (8,503)		  (6,635)

    					   $157,608		$149,431

3) The Company's marketable securities are recorded at cost which approximates market value. The securities are all investment grade with maturities of fewer than 90 days and the Company has the intent and ability to hold these securities until maturity.

4) During the third quarter of 1994, the recovery boiler project at the Company's Calhoun, Tennessee, mill site met substantially all of the acceptance tests as specified in the construction contract. Payment for the turnkey contract portion of the new recovery boiler totaling approximately $100.0 million is expected to be made during the fourth quarter of 1994. This amount was recorded as a current liability in the accompanying Consolidated Balance Sheet dated October 1, 1994.

    The Company is also involved in various litigation relating to contracts, commercial disputes, tax, environmental, workers' compensation and other matters. The Company's management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.

5) The calculation of earnings per share for the quarter ended October 1, 1994, and the calculation of loss per share for the nine months ended October 1, 1994, include an adjustment for the dividend requirements of the Company's LIBOR, Series B, and Series C preferred stock. The shares of 7% Series B Convertible preferred stock are common stock equivalents. However, the effect on both calculations is antidilutive.

                                     (7)

                    BOWATER INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


6) Total interest expense during the first nine months of 1994 and 1993 was $74,409,000 and $75,550,000 respectively. In 1994 and 1993, $187,000 and
    $1,966,000 of interest expense was capitalized, respectively.

7) During the first quarter of 1994, the Company completed two public offerings of preferred stock. The Company sold 4,893,616 depositary shares, priced at $23.50 per share, each representing one-fourth of a share of 7% Series B Convertible Preferred Stock referred to as Preferred Redeemable Increased Dividend Equity Securities (PRIDES). The conversion
    premium is 22 percent.   The Company also sold 3,400,000 depositary
    shares, priced at $25.00 per share, each representing one-fourth of a share of 8.40% Series C Cumulative Preferred Stock. The net proceeds of both offerings, after deducting applicable issuance costs and expenses, were $193,225,000.

8) In the first quarter of 1994, the Company changed its classification of certain selling and administrative expenses and allocation of certain costs due to the recent consolidation of the corporate office with operations in Greenville, South Carolina. These changes are reflected in the Consolidated Statement of Operations for the three month and nine month periods ended October 1, 1994. Prior year amounts have not been restated due to the prospective nature of the change. The comparable amounts for the three month and nine month periods ended October 2, 1993 for the lines entitled "Cost of Goods Sold" and "Selling and Administrative Expense" are $295,168,000 and $873,460,000, and $20,976,000
    and $61,574,000, respectively.





                                     (8)

    	              BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Summary

       Net income for the third quarter of 1994 totaled $10.5 million, or $.16 per share, on net sales of $348.2 million. Included in net income for the quarter was a $10.6 million gain after tax, or $.29 per share, realized on the sale of 161,065 acres of non-strategic timberlands, primarily in Nova Scotia. Without the gain, the Company would have had a net loss of $.13 per share for the third quarter. During the first quarter of 1994, the Company completed the public offering of 7% PRIDES Series B Convertible Preferred Stock (Series
B) and 8.40% Series C Cumulative Preferred Stock (Series C). Preferred dividends relating to these issues decreased earnings per share by $.10 for the third quarter of 1994. For the third quarter of 1993, the Company incurred a loss of $30.8 million, or $.86 per share, on net sales of $335.7 million.

       For the first nine months of 1994, the Company incurred a net loss of $25.8 million, or $1.04 per share, on net sales of $977.1 million. Dividends relating to the recently issued preferred stock increased the loss per share by $.28 for the nine months ended October 1, 1994. This compares to a loss of $69.4 million, or $1.96 per share, on net sales of $1.0 billion for the first nine months of 1993.


Product Line Information:

			            Quarter Ended          Nine Months Ended
                               October 1,  October 2,   October 1,  October 2,
                                  1994        1993         1994        1993

Net sales:
    Newsprint                    $156,071    $153,556     $441,182    $459,546
    Directory and uncoated
      specialties                  36,817      50,183      114,972     137,316
    Coated paper                   77,323      79,858      222,134     236,260
    Pulp                           38,631      17,711       93,066      70,774
    Communication papers           46,818      46,583      135,756     145,926
    Lumber, stumpage and
      other products               23,799      23,773       67,102      71,961
    Distribution costs            (31,308)    (35,991)     (97,103)   (108,487)
                                 $348,151    $335,673     $977,109  $1,013,296

Operating income (loss)	       	 $ 20,823    $(20,386)    $    407  $  (43,540)



                                    (9)

    	              BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


	    Nine Months Ended October 1, 1994 versus October 2, 1993

	For the first nine months of 1994, the Company's operating income of $0.4 million improved $43.9 million compared to the first nine months of 1993. Operating results for market pulp as well as the Company's newsprint, communication papers, and lumber product lines improved during this period, offset by lower operating results for coated paper. In addition, the prior year operating results included a $10.0 million charge for the restructuring of Great Northern Paper Incorporated. Price increases in several of the Company's paper grades coupled with cost reduction programs led to the improved operating results. A detailed review of the Company's major product lines follows.

	The Company's market pulp operating results improved during the first nine months of 1994 as average transaction prices increased 21.7 percent compared to the first nine months of 1993. As of October 1, 1994, the Company's average transaction prices increased 62.1 percent since the end of 1993. Major producers of southern softwood pulp increased their list prices $230 per metric ton during the first nine months of 1994, and most major producers have announced two additional price increases for southern softwood pulp; $70 per metric ton effective in the fourth quarter of 1994, and $60 per metric ton effective January 1, 1995. The long awaited economic recovery now taking place in Europe and Japan has helped to increase demand for paper and paper products which in turn has increased the need for market pulp. NORSCAN (U.S., Canada, Finland, Norway, and Sweden) shipments of softwood market pulp increased 9.6 percent during the first nine months of 1994 compared to the first nine months of 1993 while NORSCAN inventory levels decreased. Many industry observers believe demand will continue to increase in 1995. No assurance can be given, however, that future price increases can be achieved.

	The operating results from the Company's newsprint product line improved during the first nine months of 1994 versus the first nine months of 1993 due to a decrease in operating costs. Average transaction prices declined
6.1 percent comparing the same periods. Since the beginning of 1994, the Company announced and implemented two reductions in discounts allowed off list price totaling 13 percent. As with market pulp, economic recovery in many parts of Europe and Japan has increased the demand for newsprint.
In addition, U. S. consumption of daily newspapers increased 4.7 percent for the first nine months of 1994 compared to the same period in 1993. A third reduction in discounts allowed off list price of 7 percent, effective
December 1, 1994, has been announced by the Company. Price improvements in the newsprint sector are dependent upon further increases in the rate of newsprint consumption and the extent of economic recovery worldwide.





                                    (10)

    	              BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


	Coated groundwood paper operating results decreased during the first nine months of 1994 compared to the first nine months of 1993. Comparing these periods, average transaction prices decreased 4.8 percent due to competition from offshore imports. On July 1, 1994, the Company announced a $50 per short ton reduction in discounts allowed off list price. On
October 1, 1994, the Company increased the list price of coated groundwood paper by $70 per short ton. The full effect of these price adjustments are not expected to be realized until 1995. During the first nine months of 1994, advertising paging in magazines increased 5.0 percent compared to the same period last year. In addition, many magazine/catalog publishers lowered their inventories during the first nine months of 1994. Coated groundwood producers expect demand to further increase in the fourth quarter of 1994 as many catalog publishers will print spring catalogs early to avoid the February, 1995, postal increase, while others will re-stock inventories.

Interest Expense

	Total interest expense for the first nine months of 1994 was $74.4 million versus $75.6 million in the first nine months of 1993 due to the slightly lower average level of borrowings outstanding during 1994. Comparing the same periods, capitalized interest was $.2 million versus $2.0 million, due to the lower level of qualifying capital expenditures in 1994.

Income Taxes

	The Company provided an income tax benefit for the first nine months of 1994 and 1993 due to the pre-tax loss incurred in both periods. The effective tax rate for the first nine months of 1994 was 43.0 percent versus
32.8 percent in 1993. The disparity in tax rates was caused by a lower Canadian capital gains tax rate applied to the sale of non-strategic timberlands in Nova Scotia in the third quarter of 1994, and additional deferred taxes recorded in the third quarter of 1993 due to the federal tax rate increase from 34 percent to 35 percent.

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





                                     (11)

    	              BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


	    Three Months Ended October 1, 1994 versus October 2, 1993

	For the third quarter of 1994, the Company's operating income of $20.8 million improved $41.2 million compared to the third quarter of 1993. Operating results for newsprint as well as market pulp, communication papers, and lumber improved, offset by lower operating results in the Company's coated paper product line. In addition, the prior year operating results included a $10 million restructuring charge for Great Northern Paper Incorporated.

	The Company's programs to reduce operating costs improved newsprint operating results during the third quarter of 1994. Average transaction prices comparing the third quarter of 1994 to the same period last year did not change. U. S. consumption of daily newspapers increased 3.9 percent during the third quarter of 1994, compared to the same period last year. Also during the third quarter, the Company announced a 7 percent reduction in discounts allowed off list price effective December 1, 1994.

	The Company's market pulp operating results improved during the third quarter of 1994 compared to the third quarter of 1993 as market pulp average transaction prices increased 45.5 percent and the Company's tonnage shipments increased 50.0 percent comparing these periods. During the third quarter, major producers of southern softwood pulp increased their list price by $70 per metric ton, taking advantage of the recent increases in demand caused by the economic recovery evidenced in both the U. S. and abroad. Two additional price increases for southern softwood pulp have been announced by major pulp producers; a $70 per metric ton list price increase effective October 1, 1994, and a $60 per metric ton list price increase effective January 1, 1995.

	Coated paper operating results deteriorated during the third quarter of 1994, compared to the third quarter of 1993, as competition from imports put downward pressure on pricing. The Company's average transaction prices decreased 9.1 percent comparing the third quarter of 1994 to the same period last year. U. S. shipments of coated groundwood paper in the third quarter of 1994 increased 13.1 percent compared to the third quarter of 1993. On October 1, 1994, the Company increased the list price of coated groundwood paper by $70 per short ton.

Interest Expense

	Total interest expense for the third quarter of 1994 was $24.7 million versus $24.8 million for the third quarter of 1993. In 1994's third quarter, $56,000 of interest was capitalized versus $0.2 million in 1993, due to the lower level of qualifying capital expenditures in 1994.




				     (12)

    	              BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Income Taxes

	The effective tax rate for the third quarter of 1994 was 29.1 percent versus 26.9 percent for the third quarter of 1993. The disparity in tax rates was caused by a lower Canadian capital gains tax rate applied to the sale of non-strategic timberlands in Nova Scotia in the third quarter of 1994, and additional deferred taxes recorded in the third quarter of 1993 due to the federal tax rate increase from 34 percent to 35 percent.

                       Liquidity and Capital Resources

	For the first nine months of 1994, the Company's operations generated $34.5 million of cash compared to using $43.0 million of cash during the first nine months of 1993, a $77.6 million improvement. In the first nine months of 1994, the Company's operating income was $43.9 million higher and working capital improved by $68.7 million. The reason for the large improvement in working capital was the decision made by the Company to discontinue selling receivables under the asset securitization program during the first quarter of 1993. Offsetting the operating income and working capital improvements was an increase in income taxes paid of $40.6 million. In the first quarter of 1993, the Company received tax refunds of $19.7 million due to the loss incurred in 1992. During the first nine months of 1994, the Company paid $29.4 million for tax assessments relating to prior years, offset by additional tax refunds of $8.5 million due to the loss incurred in 1993.

	Capital expenditures for the first nine months of 1994 decreased $6.1 million compared to the first nine months of 1993. The completion of the newsprint recycling plant at the East Millinocket, Maine, mill and the completion of the non-turnkey contract portion of the new recovery boiler at the Calhoun, Tennessee, mill accounted for the reduced cash expenditures.

	During the first quarter of 1994, the Company completed the public offering of Series B and Series C Preferred Stock. The net proceeds of both offerings, after deducting applicable issuance costs and expenses, were $193.2 million. The proceeds of the offerings are being used by the Company to fund: the turnkey contract portion of the new recovery boiler at the Calhoun, Tennessee, mill in the fourth quarter of 1994; capital expenditures and other costs associated with the closure of certain obsolete facilities at the Millinocket, Maine, mill; the costs associated with the previously announced companywide personnel reductions and general corporate purposes.

	As of October 1, 1994, the Company had $227.7 million of marketable securities. The large increase from December 31, 1993, was a result of the two preferred stock offerings completed during the first quarter of 1994 and the sale of non-strategic timberlands in the third quarter of 1994. The marketable securities are all investment grade with maturities of fewer than 90 days.





                                    (13)

    	              BOWATER INCORPORATED AND SUBSIDIARIES




                                  PART II

                             OTHER INFORMATION


Item 1.	Legal Proceedings.

	In October 1994, the Company settled its lawsuit seeking declaratory relief in its insurance coverage dispute with National Union Fire Insurance Company ("National Union"). In the settlement, National Union conceded its obligation, as first excess insurer, to cover $9.5 million of the Company's $10.5 million settlement in January 1994 of all pending lawsuits relating to vehicular accidents occurring in December 1990 in fog on Highway I-75 in the general area of the Company's Calhoun, Tennessee, mill. The remaining $1 million had already been covered by the Company's primary insurer. Neither the underlying lawsuits nor the insurance coverage dispute have had a material adverse effect on the Company's results of operations, financial condition, or liquidity.


	The Company is also involved in various litigation relating to contracts, commercial disputes, taxes and other matters. The Company's management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.




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





Dated: November 15, 1994




                                     (15)