Form 10-K
BOWATER INC
filed 1995-03-29
CIK 743368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994           COMMISSION FILE NO. 1-8712
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

                                                                                   NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS:                                           ON WHICH REGISTERED:
            Common Stock, par value $1 per share                               New York Stock Exchange, Inc.
                                                                          The Pacific Stock Exchange Incorporated
                                                                                 The London Stock Exchange
                                                                                 The Swiss Stock Exchanges
       Depositary Shares, each representing one-fourth                         New York Stock Exchange, Inc.
        of a share of 7% PRIDES, Series B Convertible
           Preferred Stock, par value $1 per share
       Depositary Shares, each representing one-fourth                         New York Stock Exchange, Inc.
           of a share of 8.40% Series C Cumulative
           Preferred Stock, par value $1 per share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No
     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 1995, was $1,315,676,324.
     As of March 20, 1995, there were 36,919,669 shares of the registrant's Common Stock outstanding.
     Portions of the following documents are incorporated by reference into the parts of this report indicated below:

Annual Report to Shareholders for the year ended December 31, 1994.                               Parts I, II and IV
Proxy Statement with respect to the Annual Meeting of Shareholders                                Part III
  to be held on May 24, 1995.

           (Recycle Logo)  PRINTED ON RECYCLED PAPER MANUFACTURED BY THE
                       COMPANY
                            AND CONTAINING AT LEAST 10% RECOVERED FIBER

                                     PART I
ITEM 1. BUSINESS
GENERAL
     Bowater Incorporated (together with its consolidated subsidiaries, the "Company") is engaged in the manufacture, sale and distribution of newsprint, directory paper, uncoated groundwood specialties, coated groundwood paper, market pulp, continuous stock computer forms and lumber. The Company operates facilities in both the United States and Canada, and manages and controls approximately 3.7 million acres of timberlands to support these facilities. The Company markets and distributes its various products in the United States, Canada and overseas.
     The Company was incorporated in Delaware in 1964. The Company's principal executive offices are currently located at 55 East Camperdown Way, Greenville, South Carolina 29602, and its telephone number at that address is (803) 271-7733.
     Information regarding segment, geographic area, and net export sales is incorporated herein by reference to page 33 of the Company's 1994 Annual Report (the "Annual Report"). Information regarding the amount of total revenue contributed by each of the Company's product lines is incorporated herein by reference to pages 16 and 17 and the inside cover page of the Annual Report.
     Information regarding the Company's products is incorporated herein by reference to pages 4 through 15 of the Annual Report.
     Information regarding the Company's liquidity and capital resources is incorporated herein by reference to pages 20 through 22 of the Annual Report. NEWSPRINT, DIRECTORY PAPERS AND UNCOATED GROUNDWOOD SPECIALTIES
     The Company is the largest manufacturer of newsprint in the United States and, with its Nova Scotia mill, is the second largest manufacturer in North America. Its annual capacity is approximately 8 percent of the North American total.
     In 1994, the Company manufactured newsprint at five separate locations:
Calhoun, Tennessee; Catawba, South Carolina; Millinocket and East Millinocket, Maine; and Liverpool, Nova Scotia. Both the Company's Calhoun Mill and Calhoun Newsprint Company ("CNC") (of which stock with approximately 51 percent voting power is held by the Company and stock with approximately 49 percent voting power is held by Advance Publications, Inc.) are located at Calhoun, Tennessee. The Company's Carolina Mill is located at Catawba, South Carolina, and Bowater Mersey Paper Company ("Mersey Mill") (which is owned 51 percent by the Company and 49 percent by The Washington Post Company) is located at Liverpool, Nova Scotia. Great Northern Paper, Inc. ("GNP") (which is wholly-owned by the Company) comprises two mills located at Millinocket and East Millinocket, Maine, the Pinkham Lumber Company in Ashland, Maine, and approximately 2.0 million acres of timberlands in Maine.
     The Calhoun facility is located on the Hiwassee River in Tennessee and is the largest newsprint mill in North America. At this facility, the Company operates four paper machines, which produced 609,030 tons of newsprint and groundwood specialty papers in 1994. Also located at this facility is CNC's No. 5 paper machine, which produced 244,334 tons of newsprint in 1994. The continuing modernization of the Calhoun facility has contributed substantially to improved product quality and is helping it to maintain its position as one of the most productive in the industry. Although the Company manages and operates the entire facility, CNC owns 68.4 percent of the thermomechanical pulp ("TMP") mill and 100 percent of the recycled fiber plant. The Company owns the remaining
31.6 percent of the TMP mill and 100 percent of the other assets at this location. These other assets include kraft and stone groundwood pulp mills, a power plant, water treatment facilities, and other support equipment necessary to produce the finished product.
     The newsprint machine at the Carolina Mill, which produced 252,239 tons in 1994, is one of the largest and most productive newsprint machines in the industry.
     The Mersey Mill is located on an ice-free port providing economical access to ports along the eastern seaboard of the United States and throughout the world. Its two paper machines, built in 1929, were completely rebuilt between 1983 and 1985 and produced 261,258 tons of newsprint in 1994. The Mill also operates pulping and other support facilities required to produce the finished product. A new TMP mill was started up in late 1989 and now supplies 100 percent of the pulp to the two newsprint machines. This change has resulted in significant improvements in product quality.
     The East Millinocket Mill is located on the West Branch of the Penobscot River in northern Maine. Its two paper machines (Nos. 5 and 6) were built in 1954 and completely rebuilt in 1986. These two machines produced a total of 290,131
                                       1
tons of newsprint, directory paper and other uncoated groundwood specialties in 1994. The East Millinocket Mill also operates a groundwood pulp mill and other support facilities required to produce the finished products. Sulfite pulp is pumped through a pipeline from the Millinocket Mill for use at the East Millinocket Mill.
     The Millinocket Mill is located eight miles from the East Millinocket Mill, and in 1994 produced 148,772 tons of newsprint, directory papers and uncoated groundwood specialties. These paper grades are used in magazines, catalogs, directories, newspaper advertising inserts and business forms and are sold primarily to customers east of the Mississippi River. Beginning in late 1993, the Company closed certain obsolete manufacturing facilities and eliminated approximately 370 positions at the GNP mill sites as of December 31, 1994. These actions have helped to improve GNP's cost competitiveness.
     All newsprint production is sold directly by the Company through regional sales offices located in major metropolitan areas of the eastern half of the United States. Advance Publications, Inc. purchases the equivalent of CNC's entire annual output, and The Washington Post purchases approximately 80,000 tons annually. Combined, these two customers in 1994 accounted for approximately 9 percent of the Company's consolidated net sales and approximately 22 percent of the Company's newsprint sales. The geographical location of the Company's newsprint mills permits distribution of their products by rail, truck, ship or barge.
COATED GROUNDWOOD PAPER
     The Company is the fifth largest producer in the United States and the sixth largest North American producer of coated groundwood paper. Coated groundwood paper produced by the Company is primarily light weight coated paper ("LWC") and is used in special interest magazines, mail order catalogs, advertising pieces, textbooks, and coupons.
     The Company manufactures a variety of coated grades on two paper machines (Nos. 1 and 2) at the Carolina Mill and on three paper machines (Nos. 7, 8, and
10) at the Millinocket Mill. Both machines at the Carolina Mill utilize off-machine coaters. At the Millinocket Mill, the Nos. 7 and 8 machines produce a base stock which is coated on an off-machine blade coater while the No. 10 machine has an on-machine roll coater.
     In 1994, the two coated machines at the Carolina Mill produced 344,449 tons of LWC and the three machines at the Millinocket Mill produced 111,749 tons of LWC.
     Coated groundwood paper is sold by the Company to printers, publishers, mail order houses and paper merchants. It is distributed by truck and rail from the Carolina and Millinocket mills, which are strategically located to supply the southeastern and northeastern United States, respectively, as well as jointly serving the midwestern market.
MARKET PULP
     In addition to furnishing its pulp requirements, the Company supplied 256,404 tons of market pulp to manufacturers of fine paper, tissues and other paper products from its Carolina Mill in 1994. In 1990, the Company replaced its kraft mill at the Calhoun Mill. The new 900 tons per day capacity mill replaced a smaller 34-year old kraft pulp mill. This new mill utilizes the most up-to-date technology and has provided increased capacity, improved pulp quality, reduced energy consumption, and an improved environmental impact. During 1994, in addition to supplying the chemical pulp portion of the newsprint furnish, the new kraft mill produced an additional 55,386 tons of market pulp for sale to customers.
     During 1994, the Calhoun Mill replaced two existing recovery boilers with a new larger size recovery boiler. A recovery boiler is an essential part of the kraft pulping process. The new recovery boiler enables the Company to realize significant cost reductions and meet currently proposed environmental regulations. The total cost of the project, including capitalized interest, was approximately $127.5 million, of which approximately $104 million was paid in 1994.
     In 1994, the majority of the Company's pulp was sold to the export market. Export sales are made through agents, while domestic sales are made directly by the Company. The Company distributes market pulp primarily by rail and ship. COMMUNICATION PAPERS
     The Company's subsidiary, Bowater Communication Papers Inc. ("BCPI"), manufactures continuous stock computer forms at eight plants in the United States. BCPI markets this product and other business communication papers through its two divisions, Bowater Computer Forms ("BCF") and Star Forms, which use a network of 30 distribution centers to service customers in major metropolitan areas throughout the United States. BCF specializes in direct sales to numerous large-volume end-users, such as banks and governmental entities, while Star Forms concentrates on sales to smaller businesses and
                                       2
individuals through sales to numerous business forms distributors, paper merchants, office product dealers, computer stores and other outlets.
LUMBER, STUMPAGE AND OTHER PRODUCTS
     In connection with its primary business of manufacturing and distributing various paper products and market pulp, the Company is engaged in several business areas related to its primary business.
     The Company currently owns or manages under lease approximately 3.7 million acres of timberlands throughout eight states and Nova Scotia. Approximately 2.0 million acres of these timberlands are located in the state of Maine. The Company also maintains one nursery from which it supplies seedlings to replace trees harvested from its timberlands, generally planting two trees for each one that is cut.
     The Company operates three sawmills that produce construction grade lumber. The sawmill at Albertville, Alabama, produced 94.3 million board feet of lumber in 1994. This lumber is sold in the southern and midwestern United States. The Mersey Mill operates a small sawmill in Oak Hill, Nova Scotia, the products of which are sold to customers in eastern Canada and the United Kingdom. The Oak Hill sawmill produced 31.1 million board feet of lumber in 1994. The Pinkham Lumber Company sawmill in Ashland, Maine, produced 73.6 million board feet of lumber in 1994, with the majority of this product sold to customers in New England.
RECYCLING CAPABILITY
     The Company has focused its efforts in recent years on meeting the demand for recycled content paper products, which provides an environmental benefit in reducing solid waste landfill deposits. In addition, this effort allows publishers and other customers to meet recycled content standards.
     The Company broke ground for its first recycling plant in 1990 at Calhoun, Tennessee. Taking a mixture of approximately 70 percent old newspapers and 30 percent old magazines, the plant utilizes advanced mechanical and chemical processes to produce high quality pulp. When this recycled fiber is combined with virgin fiber, the resulting products, which include recycled content newsprint and recycled content computer forms paper, are comparable in quality to paper produced with 100 percent virgin fiber pulp.
     In 1993, the Company began operating a similar recycling plant at GNP to provide recycled fiber for newsprint, directory papers and other groundwood papers. This second facility reached full production in 1994 and the Company now has a combined capacity to supply approximately 264,000 tons per year of recycled fiber pulp to its paper mills. This level of output requires approximately 350,000 tons of wastepaper.
COMPETITION
     Newsprint and market pulp, two of the Company's principal products, are consumed in virtually every country of the world and produced in nearly all countries with adequate indigenous fiber sources. No proprietary process is employed in their manufacture. Newsprint and market pulp from a variety of manufacturers may be used with relatively few process changes to produce customer products. There are approximately twenty major producers of newsprint with which the Company competes. Price, quality, service, and the ability to produce paper with recycled content are important competitive determinants. The Company is not a major producer in the pulp market, which includes numerous suppliers worldwide.
     The Company also faces competition in the directory and groundwood specialty markets. Price, quality, and service as well as the ability to produce lower basis weight and recycled products are all important competitive determinants.
     The coated paper market is also competitive. Price, quality and service are important competitive determinants, but a degree of proprietary knowledge is required in both the manufacture and use of this product which requires close customer-supplier relationships.
     In the communication papers market, the Company has differentiated itself by developing new products, including forms with recycled content, and by gaining the benefits of additional vertical integration, using the capabilities of its paper mills.
     As with other globally manufactured and sold commodities, the Company's competitive position is significantly affected by the volatility of currency exchange rates. Since several of the Company's primary competitors are located in Canada, Sweden and Finland, the relative rates of exchange between those countries' currencies and the United States dollar can have a substantial effect on the Company's ability to compete. In addition, the degree to which the Company competes with
                                       3
foreign producers depends in part on the level of demand abroad. Shipping costs generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.
     Trends in electronic data transmission and storage could adversely affect traditional print media, including products of the Company's customers; however, neither the timing nor the extent of those trends can be predicted with certainty. Industry reports indicate that the Company's newspaper publishing customers in North America have experienced some loss of market share to other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end uses for several of the Company's products) and cable television. These customers are also facing a decline in newspaper readership, circulation and advertising lineage. The Company does not believe that this is the case in most overseas markets.
     Part of the Company's competitive strategy is to be a low cost producer of its products while maintaining strict quality standards and being responsive on environmental issues. The Company believes that its large woodland base, relative to its paper production, provides it with a competitive advantage in controlling costs and that its two recycling facilities have further enhanced its competitive position.
RAW MATERIALS AND ENERGY
     The manufacture of pulp and paper requires significant amounts of wood and energy. Approximately 3.1 million cords of wood were consumed by the Company during 1994 for pulp and paper production. The Company harvests wood fiber from Company-owned properties equal to approximately 48% of its total wood fiber requirements with the balance of virgin wood requirements purchased, primarily under contract, from local wood producers, private landowners and sawmills (in the form of chips) at market prices. Wastepaper (in the form of old newspapers and magazines) is purchased from suppliers in the regions of the Company's two recycling plants. These suppliers collect, sort and bale the material before selling it to the Company, primarily under long-term contracts. The Company is one of the largest purchasers of old newspapers and old magazines in North America.
     Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers at the various mill sites from a variety of fuel sources. Internally generated electrical power at the Calhoun and Carolina facilities is used to supplement purchased electrical power. The GNP operation has the capacity to be totally self-sufficient electrically with six hydroelectric facilities located on the West Branch of the Penobscot River (containing 31 hydroelectric generators) and seven steam turbine generators located in the mill power plants.
     The Company operates its Maine hydroelectric facilities pursuant to long-term licenses granted by the Federal Energy Regulatory Commission ("FERC") or its predecessor, the Federal Power Commission. The licenses for certain dams expired on December 31, 1993. The Company is currently engaged in the multi-year relicensing process to obtain new 30-year licenses, while currently operating under interim licenses. In November 1994 FERC issued a draft Environmental Impact Statement addressing relicensing conditions, upon which comments have been submitted by various intervening parties. Although there can be no assurances, the Company believes that new licenses will be issued and that these licenses will contain terms and conditions that will allow the Company to maintain most of the benefits provided under the previous licenses.
EMPLOYEES
     The Company employs approximately 6,000 people, of whom approximately 3,700 are represented by bargaining units. The labor agreement at the Company's Carolina Mill, covering all of the plant's hourly employees, expires on April 19, 1997. The labor contract at the Calhoun Mill with most of the plant's hourly employees expires July 1996. The labor contract covering all unionized employees at the Mersey Mill expires on April 30, 1998. Contracts covering the large majority of unionized employees of GNP expire in July 1995. All plant facilities are situated in areas where an adequate labor pool exists and relations with employees are considered good.
TRADEMARKS AND NAME
     The Company currently possesses the exclusive worldwide right to use the trademarked Company logo and, in the western hemisphere, the exclusive right to use the trade name "Bowater". The Company considers these rights to be valuable and necessary to the conduct of the Company's business.
ENVIRONMENTAL MATTERS
     Information regarding environmental matters is incorporated herein by reference to page 22 of the Annual Report.
                                       4

     The Company believes that its U.S. and Canadian operations are in substantial compliance with all applicable federal and state environmental regulations, and that all currently required control equipment is in operation. While it is impossible to predict future environmental regulations that may be established, the Company believes that it will not be at a competitive disadvantage with regard to meeting future U.S. or Canadian standards.
     The Company has taken positive action to address concerns about municipal solid waste by constructing two recycle mills at its Calhoun and East Millinocket facilities. See "Recycling Capability" on page 3.
ITEM 2. PROPERTIES
     Information regarding the Company's properties is incorporated herein by reference to the material included in Item 1, "Business", and to the inside back cover page and the back cover page of the Annual Report.
     The Company owns all of its properties with the exception of certain timberlands, office premises, manufacturing facilities and transportation equipment, which are leased by the Company under long-term leases. Information regarding timberland leases and operating leases is incorporated herein by reference to page 33 of the Annual Report.
ITEM 3. LEGAL PROCEEDINGS
     In October 1994, the Company settled its lawsuit seeking declaratory relief in its insurance coverage dispute with National Union Fire Insurance Company ("National Union"). The dispute related to lawsuits arising from vehicular accidents in December 1990 in fog on Highway I-75 in the general area of the Company's Calhoun mill. In the settlement, National Union conceded its obligation, as first excess insurer, to cover $9.5 million of the Company's $10.5 million settlements of the lawsuits in January 1994. The remaining $1 million had already been covered by the Company's primary insurer. Neither the underlying lawsuits nor the insurance coverage dispute have had a material adverse effect on the Company's results of operations, financial condition or liquidity.
     The Company is also involved in various litigation relating to contracts, commercial disputes, tax, environmental, workers' compensation and other matters. The Company's management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1994.
EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 29, 1995
     The Company's executive officers, who are elected by the Board of Directors to serve one-year terms, are listed below. There are no family relationships among officers, or any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                                                                                              SERVED AS
        NAME             AGE                                    POSITION                                    OFFICER SINCE
Anthony P. Gammie        60    Chairman of the Board                                                             1979
Arnold M. Nemirow        52    Chief Executive Officer and President                                             1994
Arthur D. Fuller         50    Senior Vice President and President -- Newsprint Division                         1995
Robert C. Lancaster      48    Senior Vice President and Chief Financial Officer                                 1984
Donald G. McNeil         44    Senior Vice President and President -- Great Northern Paper, Inc.                 1995
Robert J. Pascal         62    Senior Vice President and President -- Communication Papers Division              1986
Donald J. D'Antuono      51    Vice President -- Corporate Development                                           1977*
Robert D. Leahy          43    Vice President -- Corporate Relations                                             1993
David G. Maffucci        44    Vice President -- Treasurer                                                       1992
Ecton R. Manning         57    Vice President -- General Counsel                                                 1988
Robert A. Moran          50    Vice President -- Pulp and Paper Manufacturing Services                           1992
Michael F. Nocito        40    Vice President -- Controller                                                      1993
Aubrey S. Rogers         55    Vice President -- Information Services                                            1992
Wendy C. Shiba           44    Secretary and Assistant General Counsel                                           1993

* Except for the period from 1978 to 1979.
                                       5

     Anthony P. Gammie became Chairman of the Board in January 1985. He served as Chief Executive Officer of the Company from January 1983 to March 1995. Previously he was President from January 1983 to July 1992. He was President of the Pulp and Paper Group from August 1981 to December 1982, and Executive Vice President of the Company from 1979 to 1982. He was a director of Bowater plc until July 1984 and, prior to being transferred to the United States at the end of 1978, he was Chairman and Managing Director of Bowater United Kingdom Limited. (Bowater plc is the former parent company of the Company, but since 1984, the two companies have not been affiliated). He has been a director of the Company since 1979.
     Arnold M. Nemirow became Chief Executive Officer on March 1, 1995. He has served as President and a director of the Company since September 1994 and served as Chief Operating Officer from September 1994 through February 1995. Previously he served as President, Chief Executive Officer and a director of Wausau Paper Mills Company, a pulp and paper company, from July 1990 through July 1994, and as Chairman, President and Chief Executive Officer and a director of Nekoosa Papers, Inc., the business papers division of Great Northern Nekoosa Corporation, from 1988 to March 1990, and as Vice President of Great Northern Nekoosa Corporation from 1984 to March 1990.
     Arthur D. Fuller became Senior Vice President and President of the Newsprint Division in January 1995. Previously he was Vice President Finance, Planning & Administration of MacMillan Bloedel Packaging Inc., the containerboard and packaging business of MacMillan Bloedel Ltd. From 1991 to 1993 he was a partner of Nukraft, which sought to develop a recycled linerboard mill, and from 1987 to 1990 he was Vice President and General Manager of Great Southern Paper Company, the containerboard division of Great Northern Nekoosa Corporation. Earlier he held various management positions with Great Southern Paper Company.
     Robert C. Lancaster became Senior Vice President and Chief Financial Officer on July 1, 1993. He was Senior Vice President -- Finance from July 1992 to July 1993. Prior to that he was Vice President -- Controller from July 1984 to July 1992. Previously he was Assistant Controller of ACF Industries Incorporated from 1980 to 1984, and was a Senior Manager with Price Waterhouse, where he was employed from 1968 to 1980.
     Donald G. McNeil became Senior Vice President on March 1, 1995, and has been President of GNP since November 1994. Previously he was President and General Manager of Bowater Mersey Paper Company ("Mersey") from February 1992 to November 1994. He was General Manager of Mersey from December 1991 through January 1992 and Assistant General Manager from January 1990 to December 1991. From 1977 through 1989 he held various engineering and management positions with Mersey.
     Robert J. Pascal became Senior Vice President in February 1994. Previously he was Vice President since December 1986 and President of the Communication Papers Division since December 1990, prior to which he was General Manager of that unit. He was Group Vice President of Pitney Bowes, Inc. from 1981 to 1986.
     Donald J. D'Antuono was appointed Vice President -- Corporate Development in September 1991. Previously he had been Vice President -- Investor Relations since April 1984. He was Controller from 1977 to 1978, Treasurer of Mersey from 1978 to 1979 and Vice President -- Controller of the Company from 1979 to 1984.
     Robert D. Leahy was appointed Vice President -- Corporate Relations in March 1993. Previously he served as Director of Media Communications at International Paper Company, a paper and forest products company, from November 1989 to March 1993 where he was responsible for domestic and international media communications. He was Vice President of Corporate Communications for Andal Corporation, a metal products company, from 1987 to 1989 where he was responsible for marketing communications and investor and government relations. Previously he held various senior level communications/public affairs positions in both corporate and agency settings.
     David G. Maffucci has been Vice President -- Treasurer since July 1, 1993. He served as Treasurer from July 1992 to July 1993. Prior to that he was Director of Financial Planning and Accounting Operations since 1987 and served as Assistant Controller since 1984.
     Ecton R. Manning has been Vice President since March 1988 and General Counsel since September 1988. Previously he was Vice President, General Counsel and Secretary of U.S. Plywood Corporation from 1985 to 1987, and was Vice President and General Counsel of Continental Forest Industries, Inc., where he was employed from 1973 to 1984.
     Robert A. Moran has been Vice President -- Pulp and Paper Manufacturing Services since July 1, 1992. Prior to that he was Vice
President -- Manufacturing Services for the Pulp and Paper Group since 1991, Director of Planning and Development for the Pulp and Paper Group from August 1988 to November 1991 and also served as Assistant General Manager of the Carolina Mill from April 1988 to August 1988.
                                       6

     Michael F. Nocito has been Vice President -- Controller since July 1, 1993. He served as Controller of the Company's Southern Division from October 1992 to July 1993. Prior to this he served as Assistant Controller of the Southern Division since 1988. Mr. Nocito joined the Company in 1978.
     Aubrey S. Rogers has been Vice President -- Information Services since July 1, 1992. Prior to that he was Vice President -- Information Services of the Pulp and Paper Group since 1990 and Assistant Controller -- Director of Planning and Information Services since 1989. He also served in various financial positions of the Company for more than twenty years.
     Wendy C. Shiba has been Secretary since July 1993, and Assistant General Counsel since June 1993. From January 1992 to June 1993, she was Corporate Chair of the City of Philadelphia Law Department where she managed the Corporate Group and was Associate Professor of Law from 1990 to 1993 and Assistant Professor of Law from 1985 to 1990 at Temple University School of Law where she taught subjects relating to corporate law and served as a consultant in legal writing and corporate law. Earlier she practiced corporate law in the private sector.
                                    PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     (a) The Company's Common Stock is listed on the New York Stock Exchange (stock symbol BOW), the Pacific Stock Exchange, the London Stock Exchange and the Swiss Stock Exchanges. Price information with respect to the Company's Common Stock on the inside back cover page of the Annual Report is incorporated herein by reference.
     (b) As of March 20, 1995, there were approximately 6,420 holders of record of the Company's Common Stock.
     (c) The Company paid consecutive quarterly dividends of $.18 per common share for the period October 1, 1984, to January 1, 1987. In 1987, the Board of Directors announced two quarterly dividend increases. On January 8, 1987 the quarterly dividend was increased to $.20 per common share effective with the dividend payable on April 1, 1987. On November 18, 1987, the quarterly dividend was again increased to $.23 per common share effective with the dividend payable on January 1, 1988. On November 16, 1988, the quarterly dividend was increased to $.28 per common share effective with the dividend payable on January 1, 1989. On November 15, 1989, the quarterly dividend was increased to $.30 per common share effective with the dividend payable January 1, 1990. On February 26, 1993, the quarterly dividend was decreased to $.15 per common share effective with the dividend payable April 1, 1993. The dividend of $.15 per share was also paid on July 1 and October 1 of 1993, and quarterly during 1994.
     Future declarations of dividends on the Company's Common Stock are discretionary with the Board of Directors, and the declaration of any such dividends will depend upon, among other things, the Company's earnings, capital requirements and financial condition. Dividends on the Common Stock may not be paid if there are any unpaid or undeclared accrued dividends on the Company's outstanding preferred stock, which currently consists of the Company's LIBOR Preferred Stock, Series A, the 7% PRIDES, Series B Convertible Preferred Stock, and 8.40% Series C Cumulative Preferred Stock, and may in the future include, upon the occurrence of certain events, the Company's Junior Participating Preferred Stock, Series A. At December 31, 1994, there were no arrearages on dividends accrued on any of the Company's preferred stock.
     In addition, the Company's ability to pay dividends on any of its preferred stock and on its Common Stock depends on its maintaining adequate net worth and compliance with the required ratio of total debt to total capital as defined in and required by the Company's current credit agreement (the "Credit Agreement"). The Credit Agreement requires the Company to maintain a minimum net worth (generally defined therein as common shareholders' equity plus any outstanding preferred stock) of $768 million. In addition, the Credit Agreement imposes a maximum 60 percent ratio of total debt to total capital (defined therein as total debt plus net worth). At December 31, 1994, the net worth of the Company and the ratio of total debt to total capital were $961.9 million and 54 percent, respectively.
ITEM 6. SELECTED FINANCIAL DATA
     Information regarding the Company's financial position and operating record is incorporated herein by reference to pages 16 and 17 of the Annual Report.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     Information regarding the Company's business and financial results is incorporated by reference to pages 18 through 22 of the Annual Report.
                                       7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by Item 8 is incorporated herein by reference to pages 23 through 35 of the Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information regarding the Company's directors is incorporated herein by reference to the material under the heading "Election of Directors -- Information on Nominees and Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders scheduled to be held May 24, 1995 (the "Proxy Statement"), to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
     Information regarding the Company's executive officers is provided under the caption "Executive Officers of the Registrant" on pages 5, 6, and 7 of this Form 10-K. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material under the heading "Certain Information Concerning Stock Ownership" in the Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
     Information regarding executive compensation is incorporated herein by reference to the material under the headings "Election of
Directors -- Information on Nominees and Directors -- Director Compensation", "Executive Compensation", "Human Resources and Compensation Committee Report on Executive Compensation" and "Total Shareholder Return" in the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information concerning (1) any person or group known to the Company to be the beneficial owner of more than five percent of the Company's voting stock, and (2) ownership of the Company's equity securities by management, is incorporated herein by reference to the material under the heading "Certain Information Concerning Stock Ownership" in the Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Transactions with Management" in the Proxy Statement.
                                       8

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (a) The following are filed as a part of this Report on Form 10-K:
     (1) The following are included at the indicated page in the Annual Report and are incorporated by reference herein:

                                                                                                PAGE(S)
Consolidated Statement of Operations for Each of the Years in the Three Year Period Ended
  December 31, 1994..........................................................................        23
Consolidated Balance Sheet at December 31, 1994 and 1993.....................................        24
Consolidated Statement of Capital Accounts for Each of the Years in the Three Year Period
  Ended December 31, 1994....................................................................        25
Consolidated Statement of Cash Flows for Each of the Years in the Three Year Period Ended
  December 31, 1994..........................................................................        26
Notes to Consolidated Financial Statements...................................................     27-34
Independent Auditors' Report.................................................................        35

     (2) The following financial statement schedule for each of the years in the three year period ended December 31, 1994, are submitted herewith:

                                                                                                  PAGE
Schedule II -- Valuation and Qualifying Accounts...............................................    F-1

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.
     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

  EXHIBIT NO.     DESCRIPTION
        3.1       Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to
                  Exhibit 4.2 to the Company's Registration Statement No. 33-51569).
        3.2       Certificate of Designations of the 7% PRIDES, Series B Convertible Preferred Stock of the Company
                  (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February
                  1, 1994).
        3.3       Certificate of Designations of the 8.40% Series C Cumulative Preferred Stock of the Company
                  (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February
                  1, 1994).
        3.4       Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration
                  Statement No. 33-11228).
        4.1       Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement No. 2-93455).
        4.2       Rights Agreement between the Company and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated April 22, l986).
        4.2.1     Addendum to Rights Agreement substituting The Bank of New York as successor Rights Agent
                  (incorporated by reference to Exhibit 4.5A to the Company's Annual Report on Form 10-K for 1988).
        4.3       Indenture, dated as of August 1, l989, by and between the Company and Manufacturers Hanover Trust
                  Company, as Trustee, with respect to the 9% Debentures Due 2009 (incorporated by reference to Exhibit
                  4.0 to the Company's Quarterly Report on Form 10-Q dated November 10, 1989).

                                       9

  EXHIBIT NO.     DESCRIPTION
        4.4       Indenture, dated as of December 1, l991, by and between the Company and Marine Midland Bank, N.A., as
                  Trustee, with respect to the 9 3/8% Debentures Due 2021 (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for 1991).
        4.5       Indenture, dated as of December 1, l991, by and between the Company and Marine Midland Bank, N.A., as
                  Trustee, with respect to the 8 1/2% Notes Due 2001 (incorporated by reference to Exhibit 4.9 to the
                  Company's Annual Report on Form 10-K for 1991).
        4.6       Indenture, dated as of October 15, l992, by and between the Company and The Chase Manhattan Bank
                  (N.A.) as Trustee, with respect to the 8 1/4% Notes Due 1999 (incorporated by reference to Exhibit
                  4.10 to the Company's Annual Report on Form 10-K for 1992).
        4.7       Indenture, dated as of October 15, l992, between the Company and The Chase Manhattan Bank (N.A.) as
                  Trustee, with respect to the 9 1/2% Debentures Due 2012 (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for 1992).
        4.8       Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
                  Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's 7%
                  PRIDES, Series B Convertible Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 1, 1994).
        4.9       Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
                  Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's
                  8.40% Series C Cumulative Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated February 1, 1994).
        4.10      See Exhibits 3.1, 3.2, 3.3 and 3.4.
    (|)10.1       Employment Agreement and Severance Agreement, each dated August 25, l988, by and between the Company and A. P. Gammie (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form
                  10-K for 1988).
    (|)10.1.1     Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, l989, by and between the Company and A. P. Gammie (incorporated by reference to Exhibit 10.1A to the
                  Company's Annual Report on Form 10-K for 1989).
    (|)10.1.2     Supplemental Benefits Conversion Agreement, dated as of November 14, 1990, by and between the Company and A. P. Gammie (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form
                  10-K for 1990).
    (|)10.2       Employment Agreement and Severance Agreement, each dated August 25, l988, by and between the Company and D. G. McMaster (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form
                  10-K for 1988).
    (|)10.2.1     Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, l989, by and between the Company and D. G. McMaster (incorporated by reference to Exhibit 10.2A to the
                  Company's Annual Report on Form 10-K for 1989).
    (|)10.2.2     Modification of Employment Agreement, Termination of Severance Agreement and Release of Claims dated
                  November 1, 1993, by and between the Company and D. G. McMaster (incorporated by reference to Exhibit
                  10.2.2 to the Company's Annual Report on Form 10-K for 1993).
    (|)10.3*      Employment Agreement and Severance Agreement, each dated as of July 20, 1994, by and between the
                  Company and Arnold M. Nemirow.
    (|)10.4       Form of Employment Agreement by and between the Company and each of the executive officers listed on the schedule attached thereto (incorporated by reference to Exhibit 10.4 to the Company's Annual
                  Report on Form 10-K for 1993).
    (|)10.4.1     Form of Severance Agreement, by and between the Company and each of Robert A. Moran and Aubrey S.
                  Rogers (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for
                  1993).

                                       10

  EXHIBIT NO.     DESCRIPTION
    (|)10.4.2*    Form of Severance Agreement, by and between the Company and each of the executive officers listed on the schedule attached thereto.
    (|)10.5       Employment Agreement and Severance Agreement, each dated August 25, 1988, by and between the Company and D. E. McIntyre (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form
                  10-K for 1991).
    (|)10.5.1     Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, l989, by and between the Company and D. E. McIntyre (incorporated by reference to Exhibit 10.24 to the
                  Company's Annual Report on Form 10-K for 1991).
    (|)10.6       Employment Agreement and Severance Agreement, each dated May 20, 1993, by and between the Company and
                  Robert J. Pascal (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form
                  10-K for 1993).
    (|)10.7       Employment Agreement and Severance Agreement, each dated August 25, 1988, by and between the Company and Donald J. D'Antuono (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on
                  Form 10-K for 1993).
    (|)10.7.1     Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, 1989, by and between the Company and Donald J. D'Antuono (incorporated by reference to Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for 1993).
    (|)10.8       Employment Agreement and Severance Agreement, each dated August 25, 1988, by and between the Company and John C. Davis (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form
                  10-K for 1993).
    (|)10.8.1     Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, 1989, by and between the Company and John C. Davis (incorporated by reference to Exhibit 10.8.1 to the
                  Company's Annual Report on Form 10-K for 1993).
    (|)10.9       Employment Agreement and Severance Agreement, each dated August 25, 1988, by and between the Company and Ecton R. Manning (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on
                  Form 10-K for 1993).
    (|)10.9.1     Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, 1989, by and between the Company and Ecton R. Manning (incorporated by reference to Exhibit 10.9.1 to the
                  Company's Annual Report on Form 10-K for 1993).
    (|)10.9.2     Modification of Employment and Severance Agreements dated as of June 11, 1992, by and between the
                  Company and Ecton R. Manning (incorporated by reference to Exhibit 10.9.2 to the Company's Annual
                  Report on Form 10-K for 1993).
    (|)10.10*     Employment Agreement dated as of January 12, 1995, by and between the Company and Arthur D. Fuller.
    (|)10.11      Employment Agreement and Severance Agreement, each dated March 15, 1993, by and between the Company and Phillip A. Temple (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on
                  Form 10-K for 1993).
    (|)10.12*     Employment Agreement dated as of March 1, 1995, by and between the Company and Donald G. McNeil.
    (|)10.13      Supplemental Benefit Plan of the Company as revised and restated as of August 22, 1990 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for 1990).
    (|)10.14      Supplementary Executive Medical Plan of the Company (incorporated by reference to Exhibit 10.7 to the
                  Company's Registration Statement No. 2-90172).
    (|)10.15      Compensatory Benefits Plan of the Company as revised and restated as of April 30, 1991 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for 1991).
    (|)10.16*     Annual Bonus Plan of the Company.
    (|)10.17      1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's
                  Registration Statement No. 2-90172).

                                       11

  EXHIBIT NO.     DESCRIPTION
    (|)10.17.1    Amendment effective January 1, 1987, to the 1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10A to the Company's Registration Statement No. 33-112228).
    (|)10.17.2    Amendment to 1984 Stock Option Plan of the Company, dated as of August 23, l989 (incorporated by reference to Exhibit 10.1B to the Company's Annual Report on Form 10-K for 1989).
       10.18      Restated Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc.
                  and Calhoun Newsprint Company (incorporated by reference to Exhibit 10.11 to the Company's Annual
                  Report on Form 10-K for 1990).
       10.19      Recycle Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc., and Calhoun Newsprint Company (incorporated by reference to Exhibit 10.19.1 to the Company's Annual
                  Report on Form 10-K for 1993).
       10.20      Agreement, dated as of February 21, 1963, by and between Bowater Canadian Limited and The Washington
                  Post Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No.
                  2-90172).
       10.21      Licensing Agreement dated as of December 30, 1976, as amended, between the Company and Bowater
                  Industries plc (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement
                  No. 2-90172).
    (|)10.22      Directors' Deferred Compensation Plan, effective March 1, 1989 (incorporated by reference to Exhibit
                  10.14 to the Company's Annual Report on Form 10-K for 1989).
       10.23      Trademark Agreement, dated May 8, 1984, between the Company and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 2-90172).
    (|)10.24      1988 Stock Incentive Plan of the Company (incorporated by reference to the Company's Proxy Statement for 1988).
    (|)10.24.1    Amendment to 1988 Stock Incentive Plan of the Company, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to the Company's Annual Report on Form 10-K for 1989).
    (|)10.25      Benefit Plan Grantor Trust of the Company as of May 20, 1988 (incorporated by reference to Exhibit
                  10.17 to the Company's Annual Report on Form 10-K for 1989).
    (|)10.25.1    Amendment to Benefit Plan Grantor Trust, dated as of August 23, 1989 (incorporated by reference to
                  Exhibit 10.17A to the Company's Annual Report on Form 10-K for 1989).
    (|)10.26      Executive Severance Grantor Trust of the Company, dated as of September 1, 1989 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for 1989).
    (|)10.27      Outside Directors Benefit Plan Grantor Trust of the Company, dated as of September 5, 1989
                  (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for 1989).
    (|)10.28      Benefits Equalization Plan, dated as of August 22, 1990 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for 1990).
    (|)10.29*     Deferred Compensation Plan of the Company, effective July 1, 1994.
    (|)10.29.1*   Deferred Compensation Plan of the Company, as amended January 1, 1995.
    (|)10.30      1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for 1991).
    (|)10.31*     Description of 1994 Long-Term Cash Incentive Plan.
       10.32      Credit Agreement, dated as of December 8, 1992, between the Company, each of the banks party thereto
                  (the "Banks") and The Chase Manhattan Bank (N.A.) as agent for the Banks (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for 1992).

                                       12

  EXHIBIT NO.     DESCRIPTION
       10.32.1    Amendment No. 1, dated as of December 20, 1993, to Credit Agreement by and between the Company, each of the banks party thereto (the "Banks"), and The Chase Manhattan Bank (N.A.) as agent for the Banks
                  (incorporated by reference to Exhibit 10.32.1 to the Company's Annual Report on Form 10-K for 1993).
       10.33      Purchase Agreement and Pricing Agreement, each dated as of February 1, 1994, by and among the
                  Company, Merrill Lynch & Co. and Salomon Brothers Inc as representatives of the several underwriters with respect to the Company's 7% PRIDES, Series B Convertible Preferred Stock (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated February 1, 1994).
       10.34      Purchase Agreement and Pricing Agreement, each dated as of February 1, 1994, by and among the Company and the Representatives of the several underwriters listed therein with respect to the Company's
                  8.40% Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 1.2 to the Company's
                  Current Report on Form 8-K dated February 1, 1994).
       13.1*      Copy of the Company's 1994 Annual Report to Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part hereof).
       21.1*      Subsidiaries of the registrant.
       23.1*      Consent of Independent Auditors.
       27.1*      Financial Data Schedule (electronic filing only).

* Filed herewith
(|) This is a management contract or compensatory plan or arrangement.
     (b) None.
     (c) The response to this portion of Item 14 is submitted as a separate section of this report.
     (d) The response to this portion of Item 14 is submitted as a separate section of this report.
                                       13

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         BOWATER INCORPORATED
                                         By: /s/       ARNOLD M. NEMIROW
                                                     ARNOLD M. NEMIROW
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: March 29, 1995
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 29, 1995.

                      SIGNATURE                                            TITLE
          /s/              ANTHONY P. GAMMIE            Director and Chairman of the Board
                  ANTHONY P. GAMMIE
          /s/             ARNOLD M. NEMIROW             Director, President and Chief Executive
                  ARNOLD M. NEMIROW                       Officer
         /s/             ROBERT C. LANCASTER            Senior Vice President and Chief Financial
                 ROBERT C. LANCASTER                      Officer
          /s/              MICHAEL F. NOCITO            Vice President -- Controller
                  MICHAEL F. NOCITO
         /s/              FRANCIS J. AGUILAR            Director
                  FRANCIS J. AGUILAR
           /s/               HUGH D. AYCOCK             Director
                    HUGH D. AYCOCK
           /s/                RICHARD BARTH             Director
                    RICHARD BARTH
          /s/              KENNETH M. CURTIS            Director
                  KENNETH M. CURTIS
          /s/                RICHARD LASTER             Director
                    RICHARD LASTER
          /s/             H. GORDON MACNEILL            Director
                  H. GORDON MACNEILL
          /s/             DONALD R. MELVILLE            Director
                  DONALD R. MELVILLE
          /s/                 JOHN A. ROLLS             Director
                    JOHN A. ROLLS

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
BOWATER INCORPORATED:

     Under the date of February 10, 1995, we reported on the consolidated balance sheets of Bowater Incorporated and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, capital accounts, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index, Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.
     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Greenville, South Carolina
February 10, 1995

                     BOWATER INCORPORATED AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED DECEMBER 31, 1994, 1993, 1992
                                 (IN THOUSANDS)

                                                                BALANCE AT    CHARGED TO
                                                                BEGINNING      COST AND
                                                                 OF YEAR       EXPENSES     ADDITIONS    DEDUCTIONS (1)
Year ended December 31, 1994
  Allowance for doubtful accounts............................     $1,667         $260        $   265         $ (652)
  Deferred tax asset valuation allowance.....................     $1,740        -$-          $ 1,980         $--
Year ended December 31, 1993
  Allowance for doubtful accounts............................     $1,698         $565        $ --            $ (596)
  Deferred tax asset valuation allowance.....................     $--           -$-          $ 1,740         $--
Year ended December 31, 1992
  Allowance for doubtful accounts............................     $1,131         $395        $   894         $ (722)
                                                               BALANCE AT
                                                               END OF YEAR
Year ended December 31, 1994
  Allowance for doubtful accounts............................    $ 1,540
  Deferred tax asset valuation allowance.....................    $ 3,720
Year ended December 31, 1993
  Allowance for doubtful accounts............................    $ 1,667
  Deferred tax asset valuation allowance.....................    $ 1,740
Year ended December 31, 1992
  Allowance for doubtful accounts............................    $ 1,698

(1) Consists primarily of accounts deemed to be uncollectible.
                                      F-1

                                  INDEX TO EXHIBITS

  EXHIBIT NO.     DESCRIPTION
        3.1       Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.2 to the
                  Company's Registration Statement No. 33-51569).
        3.2       Certificate of Designations of the 7% PRIDES, Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 1, 1994).
        3.3       Certificate of Designations of the 8.40% Series C Cumulative Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 1, 1994).
        3.4       Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement No.
                  33-11228).
        4.1       Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement No.
                  2-93455).
        4.2       Rights Agreement between the Company and Morgan Guaranty Trust Company of New York (incorporated by reference to
                  Exhibit 4 to the Company's Current Report on Form 8-K dated April 22, l986).
        4.2.1     Addendum to Rights Agreement substituting The Bank of New York as successor Rights Agent (incorporated by reference to Exhibit 4.5A to the Company's Annual Report on Form 10-K for 1988).
        4.3       Indenture, dated as of August 1, l989, by and between the Company and Manufacturers Hanover Trust Company, as
                  Trustee, with respect to the 9% Debentures Due 2009 (incorporated by reference to Exhibit 4.0 to the Company's
                  Quarterly Report on Form 10-Q dated November 10, 1989).
        4.4       Indenture, dated as of December 1, l991, by and between the Company and Marine Midland Bank, N.A., as Trustee,
                  with respect to the 9 3/8% Debentures Due 2021 (incorporated by reference to Exhibit 4.8 to the Company's Annual
                  Report on Form 10-K for 1991).
        4.5       Indenture, dated as of December 1, l991, by and between the Company and Marine Midland Bank, N.A., as Trustee,
                  with respect to the 8 1/2% Notes Due 2001 (incorporated by reference to Exhibit 4.9 to the Company's Annual
                  Report on Form 10-K for 1991).
        4.6       Indenture, dated as of October 15, l992, by and between the Company and The Chase Manhattan Bank (N.A.) as
                  Trustee, with respect to the 8 1/4% Notes Due 1999 (incorporated by reference to Exhibit 4.10 to the Company's
                  Annual Report on Form 10-K for 1992).
        4.7       Indenture, dated as of October 15, l992, between the Company and The Chase Manhattan Bank (N.A.) as Trustee, with respect to the 9 1/2% Debentures Due 2012 (incorporated by reference to Exhibit 4.11 to the Company's Annual
                  Report on Form 10-K for 1992).
        4.8       Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's 7% PRIDES, Series B
                  Convertible Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 1, 1994).
        4.9       Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's 8.40% Series C Cumulative
                  Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.4 to the
                  Company's Current Report on Form 8-K dated February 1, 1994).
        4.10      See Exhibits 3.1, 3.2, 3.3 and 3.4.
    (|)10.1       Employment Agreement and Severance Agreement, each dated August 25, l988, by and between the Company and A. P.
                  Gammie (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for 1988).
    (|)10.1.1     Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, l989, by and between the Company and A. P. Gammie (incorporated by reference to Exhibit 10.1A to the Company's Annual Report on Form 10-K for 1989).

  EXHIBIT NO.     DESCRIPTION
    (|)10.1.2     Supplemental Benefits Conversion Agreement, dated as of November 14, 1990, by and between the Company and A. P.
                  Gammie (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for 1990).
    (|)10.2       Employment Agreement and Severance Agreement, each dated August 25, l988, by and between the Company and D. G.
                  McMaster (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for 1988).
    (|)10.2.1     Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, l989, by and between the Company and D. G. McMaster (incorporated by reference to Exhibit 10.2A to the Company's Annual Report on Form 10-K for 1989).
    (|)10.2.2     Modification of Employment Agreement, Termination of Severance Agreement and Release of Claims dated November 1,
                  1993, by and between the Company and D. G. McMaster (incorporated by reference to Exhibit 10.2.2 to the Company's
                  Annual Report on Form 10-K for 1993).
    (|)10.3*      Employment Agreement and Severance Agreement, each dated as of July 20, 1994, by and between the Company and
                  Arnold M. Nemirow.
    (|)10.4       Form of Employment Agreement by and between the Company and each of the executive officers listed on the schedule attached thereto (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for
                  1993).
    (|)10.4.1     Form of Severance Agreement, by and between the Company and each of Robert A. Moran and Aubrey S. Rogers
                  (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for 1993).
    (|)10.4.2*    Form of Severance Agreement, by and between the Company and each of the executive officers listed on the schedule attached thereto.
    (|)10.5       Employment Agreement and Severance Agreement, each dated August 25, 1988, by and between the Company and D. E.
                  McIntyre (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for 1991).
    (|)10.5.1     Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, l989, by and between the Company and D. E. McIntyre (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for 1991).
    (|)10.6       Employment Agreement and Severance Agreement, each dated May 20, 1993, by and between the Company and Robert J.
                  Pascal (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for 1993).
    (|)10.7       Employment Agreement and Severance Agreement, each dated August 25, 1988, by and between the Company and Donald
                  J. D'Antuono (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for 1993).
    (|)10.7.1     Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, 1989, by and between the Company and Donald J. D'Antuono (incorporated by reference to Exhibit 10.7.1 to the Company's Annual
                  Report on Form 10-K for 1993).
    (|)10.8       Employment Agreement and Severance Agreement, each dated August 25, 1988, by and between the Company and John C.
                  Davis (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for 1993).
    (|)10.8.1     Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, 1989, by and between the Company and John C. Davis (incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for 1993).
    (|)10.9       Employment Agreement and Severance Agreement, each dated August 25, 1988, by and between the Company and Ecton R.
                  Manning (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for 1993).
    (|)10.9.1     Amendment to Employment Agreement and Amendment to Severance Agreement, each dated August 23, 1989, by and between the Company and Ecton R. Manning (incorporated by reference to Exhibit 10.9.1 to the Company's Annual
                  Report on Form 10-K for 1993).
    (|)10.9.2     Modification of Employment and Severance Agreements dated as of June 11, 1992, by and between the Company and
                  Ecton R. Manning (incorporated by reference to Exhibit 10.9.2 to the Company's Annual Report on Form 10-K for
                  1993).

  EXHIBIT NO.     DESCRIPTION
    (|)10.10*     Employment Agreement dated as of January 12, 1995, by and between the Company and Arthur D. Fuller.
    (|)10.11      Employment Agreement and Severance Agreement, each dated March 15, 1993, by and between the Company and Phillip
                  A. Temple (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for 1993).
    (|)10.12*     Employment Agreement dated as of March 1, 1995, by and between the Company and Donald G. McNeil.
    (|)10.13      Supplemental Benefit Plan of the Company as revised and restated as of August 22, 1990 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for 1990).
    (|)10.14      Supplementary Executive Medical Plan of the Company (incorporated by reference to Exhibit 10.7 to the Company's
                  Registration Statement No. 2-90172).
    (|)10.15      Compensatory Benefits Plan of the Company as revised and restated as of April 30, 1991 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for 1991).
    (|)10.16*     Annual Bonus Plan of the Company.
    (|)10.17      1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's Registration
                  Statement No. 2-90172).
    (|)10.17.1    Amendment effective January 1, 1987, to the 1984 Stock Option Plan of the Company (incorporated by reference to
                  Exhibit 10.10A to the Company's Registration Statement No. 33-112228).
    (|)10.17.2    Amendment to 1984 Stock Option Plan of the Company, dated as of August 23, l989 (incorporated by reference to
                  Exhibit 10.1B to the Company's Annual Report on Form 10-K for 1989).
       10.18      Restated Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc. and Calhoun
                  Newsprint Company (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for
                  1990).
       10.19      Recycle Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc., and Calhoun
                  Newsprint Company (incorporated by reference to Exhibit 10.19.1 to the Company's Annual Report on Form 10-K for
                  1993).
       10.20      Agreement, dated as of February 21, 1963, by and between Bowater Canadian Limited and The Washington Post Company
                  (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 2-90172).
       10.21      Licensing Agreement dated as of December 30, 1976, as amended, between the Company and Bowater Industries plc
                  (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 2-90172).
    (|)10.22      Directors' Deferred Compensation Plan, effective March 1, 1989 (incorporated by reference to Exhibit 10.14 to the
                  Company's Annual Report on Form 10-K for 1989).
       10.23      Trademark Agreement, dated May 8, 1984, between the Company and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 2-90172).
    (|)10.24      1988 Stock Incentive Plan of the Company (incorporated by reference to the Company's Proxy Statement for 1988).
    (|)10.24.1    Amendment to 1988 Stock Incentive Plan of the Company, dated as of August 23, 1989 (incorporated by reference to
                  Exhibit 10.16A to the Company's Annual Report on Form 10-K for 1989).
    (|)10.25      Benefit Plan Grantor Trust of the Company as of May 20, 1988 (incorporated by reference to Exhibit 10.17 to the
                  Company's Annual Report on Form 10-K for 1989).
    (|)10.25.1    Amendment to Benefit Plan Grantor Trust, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.17A to the Company's Annual Report on Form 10-K for 1989).
    (|)10.26      Executive Severance Grantor Trust of the Company, dated as of September 1, 1989 (incorporated by reference to
                  Exhibit 10.18 to the Company's Annual Report on Form 10-K for 1989).
    (|)10.27      Outside Directors Benefit Plan Grantor Trust of the Company, dated as of September 5, 1989 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for 1989).
    (|)10.28      Benefits Equalization Plan, dated as of August 22, 1990 (incorporated by reference to Exhibit 10.20 to the
                  Company's Annual Report on Form 10-K for 1990).
    (|)10.29*     Deferred Compensation Plan of the Company, effective July 1, 1994.
    (|)10.29.1*   Deferred Compensation Plan of the Company, as amended January 1, 1995.

  EXHIBIT NO.     DESCRIPTION
    (|)10.30      1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K
                  for 1991).
    (|)10.31*     Description of 1994 Long-Term Cash Incentive Plan.
       10.32      Credit Agreement, dated as of December 8, 1992, between the Company, each of the banks party thereto (the
                  "Banks") and The Chase Manhattan Bank (N.A.) as agent for the Banks (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for 1992).
       10.32.1    Amendment No. 1, dated as of December 20, 1993, to Credit Agreement by and between the Company, each of the banks party thereto (the "Banks"), and The Chase Manhattan Bank (N.A.) as agent for the Banks (incorporated by reference to Exhibit 10.32.1 to the Company's Annual Report on Form 10-K for 1993).
       10.33      Purchase Agreement and Pricing Agreement, each dated as of February 1, 1994, by and among the Company, Merrill
                  Lynch & Co. and Salomon Brothers Inc as representatives of the several underwriters with respect to the Company's
                  7% PRIDES, Series B Convertible Preferred Stock (incorporated by reference to Exhibit 1.1 to the Company's
                  Current Report on Form 8-K dated February 1, 1994).
       10.34      Purchase Agreement and Pricing Agreement, each dated as of February 1, 1994, by and among the Company and the
                  Representatives of the several underwriters listed therein with respect to the Company's 8.40% Series C
                  Cumulative Preferred Stock (incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K
                  dated February 1, 1994).
       13.1*      Copy of the Company's 1994 Annual Report to Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the
                  Commission and is not deemed to be filed as part hereof).
       21.1*      Subsidiaries of the registrant.
       23.1*      Consent of Independent Auditors.
       27.1*      Financial Data Schedule (electronic filing only).

     * Filed herewith
     (|) This is a management contract or compensatory plan or arrangement.