Form 10-Q
period 1995-03-31
BOWATER INC
filed 1995-05-15
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 1995.

          Class                                Outstanding at May 3, 1995

Common Stock, $1.00 Par Value                       37,202,657 Shares

                              BOWATER INCORPORATED

                                    I N D E X


                                                                     Page
                                                                    Number


  PART I   FINANCIAL INFORMATION

          1.  Financial Statements:

              Consolidated Balance Sheet at March 31, 1995
              and December 31, 1994                                    3

              Consolidated Statement of Operations for the
              Three Months Ended March 31, 1995 and
              April 2, 1994                                            4

              Consolidated Statement of Capital Accounts
              for the Three Months Ended March 31, 1995                5

              Consolidated Statement of Cash Flows for the
              Three Months Ended March 31, 1995 and April
              2, 1994                                                  6

              Notes to Consolidated Financial Statements             7-8

          2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         9-12


  PART II OTHER INFORMATION

         6.  Exhibits and Reports on Form 8-K                         13


  SIGNATURES                                                          14



                                     (2)

PART I                    BOWATER INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)
                                    (In Thousands)


                                                                 March 31,      December 31,
                                                                   1995            1994
                                     ASSETS
Current assets:
  Cash                                                         $    7,991      $    10,783
  Marketable securities, at cost which approximates market         29,363          143,985
  Accounts receivable, net                                        206,447          197,473
  Inventories                                                     157,802          151,097
  Deferred income taxes                                             5,717            5,717
  Other current assets                                              4,814            4,770
    Total current assets                                          412,134          513,825

Timber and timberlands                                            426,431          426,354
Fixed assets, net                                               1,758,104        1,785,046
Intangible assets                                                  54,098           54,721
Other assets                                                       70,953           71,416
                                                            $   2,721,720      $ 2,851,362
                             LIABILITIES AND CAPITAL
Current liabilities:
  Current instalments of long-term debt                      $      1,604      $     1,604
  Accounts payable and accrued liabilities                        174,777          184,766
  Income taxes payable                                             24,098           13,966
  Dividends payable                                                10,395           10,276
    Total current liabilities                                     210,874          210,612

Long-term debt, net of current instalments                        934,653        1,116,887
Other long-term liabilities                                       159,951          157,936
Deferred income taxes                                             276,170          261,923
Minority interests in subsidiaries                                144,080          142,087
Commitments and contingencies (See note 4.)
Redeemable LIBOR preferred stock                                   74,524           74,492

Shareholders' equity:
   Series B convertible preferred stock                           111,333          111,333
   Series C cumulative preferred stock                             81,892           81,892
   Common stock                                                    37,417           37,121
   Additional paid-in capital                                     343,653          336,990
   Retained earnings                                              373,436          344,852
   Equity adjustment from foreign currency translation             (5,294)         (3,410)
   Loan to ESOT                                                    (9,377)         (9,643)
   Treasury stock, at cost                                        (11,592)        (11,710)
    Total shareholders' equity                                    921,468         887,425
                                                            $   2,721,720      $2,851,362


      See accompanying notes to consolidated financial statements.
                                  (3)

                 BOWATER INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)
                (In Thousands Except Per Share Amounts)



                                                                      Three Months Ended
                                                                  March 31,       April 2,
                                                                    1995           1994

Net sales                                                     $    449,478  $   308,892
Cost of sales                                                      284,777      262,908
Depreciation, amortization and cost of timber harvested             44,638       42,161

    Gross profit                                                   120,063        3,823

Selling and administrative expense                                  22,810       18,563

    Operating income (loss)                                         97,253      (14,740)

Other expense (income):
  Interest income                                                   (1,849)      (1,296)
  Interest expense                                                  23,304       24,919
  Other, net                                                        (1,016)         109
                                                                    20,439       23,732

Income (loss) before income taxes and minority interests            76,814      (38,472)

Provision for income taxes                                          29,577      (14,425)
Minority interests in net income (loss) of subsidiaries              2,184       (2,607)

Income (loss) before extraordinary charge                           45,053      (21,440)
Extraordinary charge, net of taxes of $3,808                        (6,084)         ---

Net income (loss)                                             $     38,969  $   (21,440)

Earnings (loss) per common and common equivalent share:
  Income (loss) before extraordinary charge                   $       1.02  $     (0.67)
  Extraordinary charge                                               (0.15)         ---
    Net income (loss)                                         $       0.87  $     (0.67)

Average common and common equivalent shares outstanding             41,531       36,459

Earnings (loss) per common share - assuming full dilution:
  Income (loss) before extraordinary charge                   $       0.99  $     (0.67)
  Extraordinary charge                                               (0.14)         ---
    Net income (loss)                                         $       0.85  $     (0.67)

Average common and common equivalent shares outstanding             42,735       36,459

      See accompanying notes to consolidated financial statements.
                                  (4)

                 BOWATER INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                   Three Months Ended March 31, 1995
                              (Unaudited)
                (In Thousands Except Per Share Amounts)



                                       Series A  Series B   Series C                                  Equity
                                        LIBOR   Convertible Cumulative        Additional            Adjustment -
                                      Preferred  Preferred  Preferred   Common  Paid in  Retained     Foreign   Loan to   Treasury
                                        Stock     Stock      Stock      Stock   Capital  Earnings     Currency    ESOT      Stock
Balance at December 31, 1994           $74,492   $111,333   $81,892   $37,121  $336,990 $344,852      $(3,410)  $(9,643)  $(11,710)

Net income                                   -         -        -          -         -    38,969            -         -         -

Dividends on common stock($.15 per share)    -         -        -          -         -    (5,518)           -         -         -

Dividends on preferred stock
  LIBOR ($.69 per share)                     -         -        -          -         -    (1,035)           -         -         -
  Series B ($1.65 per share)                 -         -        -          -         -    (2,013)           -         -         -
  Series C ($2.10 per share)                 -         -        -          -         -    (1,785)           -         -         -

Increase in stated value of LIBOR
  preferred stock                           32         -        -          -         -       (32)           -         -         -

Common stock issued for exercise
   of stock options                          -         -        -         296     6663         -            -         -         -

Reduction in loan to ESOT                    -         -        -          -         -         -            -       266         -

Treasury stock used for employee
   benefit and dividend reinvestment
   plans                                     -         -        -          -         -        (2)           -         -        118

Foreign currency translation                 -         -        -          -         -         -        (1,884)        -         -
Balance at March 31, 1995              $74,524  $111,333   $81,892   $37,417   $343,653  $373,436      $(5,294)  $(9,377) $(11,592)



      See accompanying notes to consolidated financial statements.
                                     (5)

                 BOWATER INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
                             (In Thousands)



                                                                         Three Months Ended
                                                                  March 31,            April 2,
                                                                    1995                1994

Cash flow from (used for) operating activities:
   Operating income (loss)                                   $      97,253      $     (14,740)
   Depreciation, amortization and cost of timber harvested          44,638             42,161
   Changes in working capital:
     Receivables                                                    (8,974)            21,876
     Inventories                                                    (6,705)           (19,579)
     Accounts payable and accrued liabilities                       (9,910)            (7,923)
     Other working capital                                             (45)             3,282
   Interest paid, net of capitalized interest                      (18,815)           (18,267)
   Interest received                                                 1,849              1,296
   Income taxes paid                                                (1,387)           (28,072)
   Other income (expense), net                                        (680)               809
                                                                    97,224            (19,157)
Cash flow from (used for) investing activities:
   Cash invested in fixed assets, timber and
       timberlands                                                 (21,869)           (26,671)
   Disposition of fixed assets, timber and timberlands               1,233                878
                                                                   (20,636)           (25,793)

Cash flow from (used for) financing activities:
   Issuance of Series B & C preferred stock, net of issuance costs       0            193,567
   Cash dividends, including minority interests                    (10,052)           (12,337)
   Payments of long term debt                                     (191,101)              (405)
   Stock options exercised                                           6,959                373
   Other                                                               192                406
                                                                  (194,002)           181,604

Increase (decrease) in cash and marketable securities             (117,414)           136,654

Cash and marketable securities:
   Beginning of year                                               154,768             81,666

   End of period                                             $      37,354       $    218,320



      See accompanying notes to consolidated financial statements.
                                  (6)

                    BOWATER INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1) The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company).
    The consolidated balance sheet as of March 31, 1995 and the related consolidated statements of operations, capital accounts and cash flows for the interim periods ended March 31, 1995 and April 2, 1994 are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

(2) The composition of inventories at March 31, 1995 and December 31, 1994 was as follows (in thousands):

                                       March 31, 1995  December 31, 1994
    (Unaudited)

    At lower of cost or market:
      Raw materials                        $ 45,857        $ 37,597
      Work in process                         3,242           3,333
      Finished goods                         42,228          38,971
      Mill stores and other supplies         81,419          80,723
                                            172,746         160,624

      Excess of current cost over
       LIFO inventory value                 (14,944)         (9,527)

                                           $157,802        $151,097

(3) The Company's marketable securities are recorded at cost which approximates market value. The securities are all investment grade with maturities of fewer than 90 days and the Company has the intent and ability to hold these securities until maturity.

(4) The Company is involved in various litigation relating to contracts, commercial disputes, tax, environmental issues, workers' compensation and other matters. The Company's management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.

(5) The calculation of earnings per share for the quarter ended March 31, 1995 includes a deduction of $2,852,000 for the dividend requirements of the Company's LIBOR and Series C preferred stock and the amortization of the difference between the net proceeds from the LIBOR preferred stock and its mandatory redemption value. For the quarter ended April 2, 1994, the calculation of loss per share included a deduction of $3,038,000 for the same items, plus the dividend requirements of the Company's Series B preferred stock.
    The shares of Series B preferred stock are common stock equivalents. However, due to the loss incurred in the first quarter of 1994, the effect was antidilutive.

                                     (7)

                    BOWATER INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(6) Total interest expense during the first three months of 1995 and 1994 was $23,399,000 and $24,999,000 respectively. In 1995 and
    1994, $95,000 and $80,000 of interest expense was capitalized, respectively.

(7) On February 24, 1995, the Company commenced an offer to repurchase its outstanding 8.5% Notes due December 15, 2001 having a face value of $200 million. On March 7, 1995, the Company completed the offer repurchasing approximately $182 million of the $200 million principal amount of Notes previously outstanding. As a result, the Company recorded an extraordinary charge of $6.1 million, net of taxes of $3.8 million, for the premium and expenses relating to the repurchase. On a fully diluted basis, the earnings per share effect was $.14.


                                     (8)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Summary

       Net income for the first quarter of 1995 totaled $39.0 million, or $.85 per fully diluted share, on net sales of $449.5 million. Included in net income for the quarter was an extraordinary charge of $6.1 million, or $.14 per fully diluted share, for premium and expenses related to the repurchase of approximately $182 million of the $200 million outstanding 8.5% Notes due December 15, 2001. For the first quarter of 1994, the Company incurred a net loss of $21.4 million, or $.67 per share, on net sales of $308.9 million.


Product Line Information:
 (Unaudited, $ in thousands)

                                                       Quarter Ended
                                                    March 31,   April 2,
                                                      1995        1994

Net sales:
    Newsprint                                        $168,513    $138,293
    Directory and uncoated
      specialties                                      45,376      40,098
    Coated paper                                       95,272      73,635
    Pulp                                               56,736      21,958
    Communication papers                               67,067      45,383
    Lumber, stumpage and
      other products                                   41,429      21,993
    Distribution costs                                (24,915)    (32,468)
                                                     $449,478    $308,892

Operating income (loss)                              $ 97,253    $(14,740)


       In the first quarter of 1995, the Company changed its classification of mill handling expenses. These expenses are now classified as a cost of sale. In the first quarter of 1994, the Company classified these expenses as a distribution cost. For comparison purposes, the first quarter 1994 amount for the line entitled "Distribution costs" would be approximately $3.2 million lower. Prior year financial statements have not been restated due to the prospective nature of the change.



                                    (9)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


        Three Months Ended March 31, 1995 versus April 2, 1994

    For the first quarter of 1995, the Company's operating income of $97.3 million improved $112.0 million compared to the first quarter of 1994. Selling prices for all of the Company's major products increased significantly in the first quarter of 1995 compared to the first quarter of 1994. A detailed review of the Company's major product lines for the first quarter of 1995 follows.

    The Company's average transaction price for newsprint in the first quarter of 1995 increased 28 percent compared to the same period last year. During 1994, most North American newsprint producers, including the Company, reduced the discounts allowed off list price by approximately 20 percent or $137 per metric ton. These price increases were a result of several conditions: The economic recovery taking place in many countries around the world has led to increased demand; customer inventory levels were low in 1994 and the first quarter of 1995, and the supply of newsprint during 1994 and the first quarter of 1995 did not increase. In the first quarter of 1995, the Company announced a reduction in discounts allowed off list price and a list price increase, effective May 1, 1995, totaling $125 per metric ton. Other North American newsprint producers announced similar increases in the first quarter of 1995.

    During the first quarter of 1995, the Company's coated groundwood paper average transaction prices increased 24 percent from the first quarter of 1994. Effective October 1, 1994, the Company, along with other coated groundwood producers, increased the list price of its coated groundwood paper by $70 per short ton and on January 1, 1995, reduced the discounts allowed off list price amounting to approximately $100 per short ton. Low customer inventories coupled with strong demand led to the price increases. Strong demand was evidenced by a 10 percent increase in magazine advertising pages comparing the first quarter of 1995 to the first quarter of 1994. These market conditions enabled the Company and other coated groundwood producers to implement an additional list price increase of $100 per short ton, effective April 1, 1995.

    Average transaction prices for market pulp also increased in the first quarter of 1995. The Company's average transaction prices increased nearly 89 percent compared to the first quarter of 1994. The Company, along with other major producers of market pulp, increased prices by $60 per metric ton on January 1, 1995 and an additional $75 per metric ton on March 1, 1995. The impetus for these price increases came from several sources: NORSCAN (U.S., Canada, Finland, Norway, and Sweden) shipments of softwood market pulp increased 3.6 percent during the first three months of 1995 compared to the same period last year; NORSCAN inventory levels at the end of March, 1995, decreased 16.8 percent compared to March, 1994 levels, and there was limited new market pulp expansion in the first quarter of 1995, coupled with a worldwide economic expansion, especially in the Far East and Europe. These conditions created a supply/demand balance which allowed for price increases. A third price increase of $85 per metric ton ($100 export) has been announced by major pulp producers, effective June 1, 1995.


                                  (10)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

    The Communication Papers Division operating results increased in the first quarter of 1995 compared to the same period last year. Higher average transaction prices and a higher volume of converted papers sold in the first quarter of 1995, compared to the same period last year, contributed to the increase.

    Sales of the Company's lumber and stumpage products increased in the first quarter of 1995 compared to the first quarter of 1994 due mainly to a larger volume of product sold. Lumber prices remained stable and in some cases decreased due to the slowdown in the housing market, while stumpage prices increased.


Cost Reductions

    The Company's variable costs for the first three months of 1995 increased compared to the first three months of 1994, due to increases in commodity related raw material costs. Controllable fixed costs, however, decreased comparing these same periods. The first quarter 1995 operating results benefited from cost reduction programs the Company implemented over the past two years. Continuing these programs in the second quarter of 1995, the Company recently announced a further reduction in employment levels of approximately 20 percent of the salaried workforce or 350 positions companywide. As a result of the personnel reductions, the Company will record a pretax charge of approximately $24 million ($.34 per fully diluted share after tax) in the second quarter of 1995. In addition, the Company plans to continue considering opportunities for asset monetization during the balance of 1995, including nonstrategic timberlands, the Company's Communication Papers Division, and possibly other assets.

Income Taxes

    The effective tax rate for the first quarter of 1995 was 38.5 percent versus 37.5 percent for the first quarter of 1994.


                       Liquidity and Capital Resources

    The Company's operations generated $97.2 million of cash in the first quarter of 1995 compared to using $19.2 million in the same quarter of last year. This improvement came from several sources, the most significant of which was the $112 million improvement in operating income. In addition, tax payments in the first quarter were $27 million lower than the same quarter last year which included a tax assessment of $29.4 million paid in 1994 for previous tax years. Off-setting this was cash required for working capital which increased $28.0 million over the same quarter in 1994. This increase is a combination of a higher level of customer receivables offset by lower inventory levels, both of which reflect the impact of improved business conditions on pricing and sales for the Company's products.



                                    (11)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


    The Company anticipates that the improvement in cash flow from operations experienced in the first quarter will continue and will exceed its capital spending and dividend requirements for 1995.

    Capital spending in the first quarter of 1995 was $4.8 million below spending levels in 1994. The largest single capital expenditure in 1995 will be $14 million to complete a new effluent treatment facility at Bowater's Mersey mill. The Company expects total capital expenditures for 1995 to approximate $110 million and to be funded from internal cash flow.

    In the first quarter of 1995, the Company prepaid approximately $182 million of its 8 1/2% notes due 2001 having a face value of $200 million. The transaction was accomplished using cash on hand at the beginning of the year and cash generated during the quarter. As a result of this transaction, cash and marketable securities fell from $154.7 million at the beginning of the year to $37.4 million at the end of the quarter. The Company intends to reduce debt further in 1995; however, the amount and timing of additional debt reductions are subject to, among other factors, the strength of the Company's cash flow.



                                  (12)

                BOWATER INCORPORATED AND SUBSIDIARIES

                                   PART II

                              OTHER INFORMATION





         Item 6.  Exhibits and Reports on Form 8-K.


         (a)  Exhibits (numbered in accordance with Item 601 of
              Regulation S-K):

         Exhibit No.  Description

              10.1 Cancellation of Severance Agreement and Modification of Employment Agreement dated as of March 1, 1995, by and between the Company and John C. Davis.

              10.2 Cancellation of Severance Agreement and Modification of Employment Agreement dated as of March 1, 1995, by and between the Company and David E. McIntyre.

              10.3 Cancellation of Severance Agreement and Modification of Employment Agreement and Addendum dated as of February 23, 1995, by and between the Company and Phillip A. Temple.

              10.4 Employment Agreement and Severance Agreement, each dated as of April 1, 1995, by and between the Company and E. Patrick Duffy.

              10.5 Letter agreement dated May 1, 1995, by and between the Company and H. David Aycock.

              27.1    Financial Data Schedule (electronic filing only).


         (b)  Reports on Form 8-K:

              None.




                                    (13)

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



Dated: May 12, 1995


                                    (14)