Form 10-Q
period 1995-06-30
BOWATER INC
filed 1995-08-14
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1995.

          Class                                Outstanding at August 8, 1995

Common Stock, $1.00 Par Value                       38,824,709 Shares

                              BOWATER INCORPORATED

                                    I N D E X




                                                                     Page
                                                                    Number


  PART I   FINANCIAL INFORMATION

  	   1.  Financial Statements:

               Consolidated Balance Sheet at June 30, 1995
  	       and December 31, 1994				       3

               Consolidated Statement of Operations for the
               Three and Six Months Ended June 30, 1995 and
               July 2, 1994                                            4

  	       Consolidated Statement of Capital Accounts
               for the Six Months Ended June 30, 1995                  5

  	       Consolidated Statement of Cash Flows for the
  	       Six Months Ended June 30, 1995 and July 2, 1994	       6

  	       Notes to Consolidated Financial Statements            7-8

  	   2.  Management's Discussion and Analysis of
  	       Financial Condition and Results of Operations        9-13


  PART II OTHER INFORMATION

  	   4.  Submission of Matters to a Vote of Security Holders    14

  	   6.  Exhibits and Reports on Form 8-K                       14


  SIGNATURES                                                          15



  	                               (2)

PART I

                 BOWATER INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)
                             (In Thousands)


                                                             June 30,       December 31,
                                                               1995             1994
                                     ASSETS
Current assets:
  Cash                                                   $      15,604    $     10,783
  Marketable securities (Note 2)                               155,285         143,985
  Accounts receivable, net                                     214,563         197,473
  Inventories (Note 3)                                         160,240         151,097
  Deferred income taxes                                          5,717           5,717
  Other current assets                                           9,806           4,770
    Total current assets                                       561,215         513,825

Timber and timberlands                                         428,501         426,354
Fixed assets, net                                            1,742,361       1,785,046
Intangible assets                                               53,477          54,721
Other assets                                                    72,256          71,416
                                                         $   2,857,810    $  2,851,362

                             LIABILITIES AND CAPITAL
Current liabilities:
  Current instalments of long-term debt                   $      1,604    $      1,604
  Accounts payable and accrued liabilities                     207,391         184,766
  Income taxes payable                                          42,099          13,966
  Dividends payable                                             10,512          10,276
    Total current liabilities                                  261,606         210,612

Long-term debt, net of current instalments (Note 4)            934,104       1,116,887
Other long-term liabilities                                    164,819         157,936
Deferred income taxes                                          292,628         261,923
Minority interests in subsidiaries                             135,587         142,087
Commitments and contingencies (Note 5)
Redeemable LIBOR preferred stock                                74,556          74,492

Shareholders' equity:
   Series B convertible preferred stock                        111,333         111,333
   Series C cumulative preferred stock                          81,892          81,892
   Common stock                                                 38,262          37,121
   Additional paid-in capital                                  363,176         336,990
   Retained earnings                                           422,794         344,852
   Equity adjustment from foreign currency translation          (2,619)        (3,410)
   Loan to ESOT                                                 (8,848)        (9,643)
   Treasury stock, at cost                                     (11,480)       (11,710)
    Total shareholders' equity                                 994,510         887,425
                                                          $  2,857,810    $  2,851,362


           See accompanying notes to consolidated financial statements.
                                  (3)

                 BOWATER INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
           (Unaudited, In Thousands Except Per Share Amounts)



                                                              Three Months Ended           Six Months Ended
                                                            June 30,      July 2,      June 30,        July 2,
                                                             1995          1994          1995            1994

Net sales                                               $   486,836  $    320,066   $   936,314    $     628,958
Cost of sales (Note 6)                                      297,815       265,711       582,592          528,619
Depreciation, amortization and cost of timber harvested      42,754        41,071        87,392           83,232

    Gross profit                                            146,267        13,284       266,330           17,107

Selling and administrative expense (Note 6)                  28,587        18,960        51,397           37,523

    Operating income (loss)                                 117,680        (5,676)      214,933          (20,416)

Other expense (income):
  Interest income                                            (1,393)       (2,651)       (3,242)          (3,947)
  Interest expense, net of capitalized interest (Note 7)     20,310        24,684        43,614           49,603
  Other, net                                                 (4,184)       (2,623)       (5,200)          (2,514)
                                                             14,733        19,410        35,172           43,142

Income (loss) before income taxes and minority interests    102,947       (25,086)      179,761          (63,558)

Provision for income taxes (Note 8)                          36,935        (9,090)       66,512          (23,515)
Minority interests in net income (loss) of subsidiaries       6,181        (1,115)        8,365           (3,722)

Income (loss) before extraordinary charge                    59,831       (14,881)      104,884          (36,321)
Extraordinary charge, net of taxes of $3,808                    ---           ---        (6,084)             ---

     Net income (loss)                                   $   59,831   $   (14,881)  $    98,800      $   (36,321)

Earnings (loss) per common and common equivalent share (Note 9):
  Income (loss) before extraordinary charge              $     1.35  $      (0.53)  $      2.37      $     (1.20)
  Extraordinary charge                                          ---           ---         (0.15)             ---
    Net income (loss)                                    $     1.35  $      (0.53)  $      2.22      $     (1.20)

Average common and common equivalent shares outstanding      42,331        36,499        41,903           36,480

Earnings (loss) per common share - assuming full dilution (Note 9):
  Income (loss) before extraordinary charge              $     1.31  $      (0.53)  $      2.30      $     (1.20)
  Extraordinary charge                                          ---           ---         (0.14)             ---
    Net income (loss)                                    $     1.31  $      (0.53)  $      2.16      $     (1.20)

Average common and common equivalent shares outstanding      43,428        36,499        43,175           36,480

      See accompanying notes to consolidated financial statements.
                                  (4)

                 BOWATER INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                     Six Months Ended June 30, 1995
                              (Unaudited)
                (In Thousands Except Per Share Amounts)


                              Series A   Series B    Series C                                        Equity
                                LIBOR   Convertible Cumulative                 Additional           Adjustment-
                              Preferred   Preferred  Preferred   Common         Paid in   Retained    Foreign   Loan to   Treasury
                                Stock       Stock      Stock      Stock         Capital   Earnings   Currency     ESOT      Stock
Balance at December 31, 1994    $74,492   $111,333    $81,892    $37,121       $336,990   $344,852  $(3,410)   $(9,643)  $(11,710)

Net income                            -          -          -          -              -     98,800        -          -          -

Dividends on common stock
   ($.30 per share)                   -          -          -          -              -    (11,174)       -          -          -

Dividends on preferred stock:
  LIBOR ($1.38 per share)             -          -          -          -              -     (2,070)       -          -          -
  Series B ($3.29 per share)          -          -          -          -              -     (4,025)       -          -          -
  Series C ($4.20 per share)          -          -          -          -              -     (3,570)       -          -          -

Increase in stated value of LIBOR
  preferred stock                    64          -          -          -             -         (64)       -          -          -

Common stock issued for exercise
   of stock options                   -          -          -      1,141         26,186          -        -          -          -

Reduction in loan to ESOT             -          -          -          -              -          -        -        795          -

Treasury stock used for employee
   benefit and dividend
   reinvestment plans                 -          -          -          -             -          45        -          -        230

Foreign currency translation          -          -          -          -             -           -      791          -          -
Balance at June 30, 1995        $74,556   $111,333    $81,892    $38,262      $363,176    $422,794  $(2,619)   $(8,848)  $(11,480)


      See accompanying notes to consolidated financial statements.
                                  (5)

                 BOWATER INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
                             (In Thousands)


                                                                         Six Months Ended
                                                                   June 30,             July 2,
                                                                     1995                 1994
Cash flow from (used for) operating activities:
   Operating income (loss)                                   $       214,933    $        (20,416)
   Depreciation, amortization and cost of timber harvested            87,392              83,232
   Changes in working capital:
     Receivables                                                     (17,090)              1,290
     Inventories                                                      (9,143)             (8,388)
     Accounts payable and accrued liabilities                         23,903              (8,040)
     Other working capital                                            (5,037)                 43
   Interest paid, net of capitalized interest                        (43,969)            (49,137)
   Interest received                                                   3,242               3,947
   Income taxes paid                                                  (3,562)            (20,698)
   Other income, net                                                   7,391               7,088
                                                                     258,060             (11,079)
Cash flow from (used for) investing activities:
   Cash invested in fixed assets, timber and
       timberlands                                                   (43,770)            (58,989)
   Disposition of fixed assets, timber and timberlands                 1,273               1,051
                                                                     (42,497)            (57,938)

Cash flow from (used for) financing activities:
   Issuance of Series B & C preferred stock, net of issuance costs        --             193,241
   Cash dividends, including minority interests                      (20,778)            (22,315)
   Payments of long term debt                                       (191,672)               (805)
   Redemption of preferred stock of subsidiary                       (15,000)             (2,500)
   Stock options exercised                                            27,327               1,055
   Other                                                                 681                 807
                                                                    (199,442)            169,483

Increase in cash and marketable securities                            16,121             100,466

Cash and marketable securities:
   Beginning of year                                                 154,768              81,666

   End of period                                             $       170,889    $        182,132


      See accompanying notes to consolidated financial statements.
                                  (6)

                    BOWATER INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1) The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company). The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

(2) The Company's marketable securities are recorded at cost which approximates market value. The securities are all investment grade with maturities of fewer than 90 days and the Company has the intent and ability to hold these securities until maturity.

(3) The composition of inventories at June 30, 1995 and December 31, 1994 was as follows (in thousands):

                                June 30, 1995       December 31, 1994
    (Unaudited)

    At lower of cost or market:
      Raw materials                    $ 49,372          $ 37,597
      Work in process                     2,939             3,333
      Finished goods                     41,976            38,971
      Mill stores and other supplies     82,454            80,723
                                        176,741           160,624

      Excess of current cost over
       LIFO inventory value             (16,501)           (9,527)

                                       $160,240          $151,097

(4) On March 7, 1995, the Company completed an offer repurchasing approximately $182 million of the $200 million principal amount of 8.5% Notes previously outstanding. As a result, the Company recorded an extraordinary charge of $6.1 million, net of taxes of $3.8 million, for the premium and expenses relating to the repurchase. On a fully diluted basis, the earnings per share effect was $.14.

    On July 19, 1995, the Company commenced an offer to repurchase its outstanding 8.25% Notes due October 15, 1999, having a face value of $125 million. On July 31, 1995, the Company completed the offer repurchasing approximately $117 million of the $125 million principal amount of Notes previously outstanding. As a result, the Company will incur a third quarter extraordinary charge of approximately $5.3 million, net of taxes of $3.2 million, for the premium and expenses relating to the repurchase. On a fully diluted basis, the earnings per share effect will be $.12.


                                     (7)

                    BOWATER INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(5) The Company is involved in various litigation relating to contracts, commercial disputes, tax, environmental issues, workers' compensation and other matters. The Company's management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.

(6) The line items entitled "Cost of sales" and "Selling and administrative expense" in the Company's 1995 Consolidated Statement of Operations include charges of approximately $18,000,000 and $6,000,000, respectively, relating to previously announced companywide personnel reductions.

(7) Total interest expense for the second quarter of 1995 and 1994 was $20,782,000 and $24,735,000, respectively, and for the first six months of 1995 and 1994 interest expense totaled $44,181,000 and $49,734,000, respectively. The 1995 expense was based on a lower level of borrowings compared to the 1994 expense.

(8) The effective tax rate for the second quarter of 1995 was 35.9 percent versus 36.2 percent for the second quarter of 1994. On a year to date basis, the tax rate in both periods was 37.0 percent.

(9) The average number of common and common equivalent shares outstanding increased at June 30, 1995, by 4,012,765 and 4,893,616 for the primary and fully diluted earnings per share calculations, respectively, as compared to July 2, 1994. The shares of Series B preferred stock are common stock equivalents. The effect of the conversion of the Series B preferred stock was antidilutive in 1994 and therefore those shares were not used in calculating 1994's loss per share. The calculation of earnings per share for the second quarter and six months ended June 30, 1995 includes a deduction of $2,851,000 and $5,703,000, respectively, for the dividend requirements of the Company's LIBOR and Series C preferred stock and the amortization of the difference between the net proceeds from the LIBOR preferred stock and its mandatory redemption value. For the second quarter and six months ended July 2, 1994, the calculation of loss per share included a deduction of $4,471,000 and $7,512,000 respectively, for the same items as well as the dividend requirement of the Company's Series B preferred stock.

                                     (8)

                       BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Summary

       Net income for the second quarter of 1995 totaled $59.8 million, or $1.31 per fully diluted share, on net sales of $486.8 million. Included in 1995's second quarter earnings is a pretax charge of $24.0 million, or $.33 per fully diluted share after tax, related to previously announced companywide personnel reductions. For the second quarter of 1994, the Company incurred a net loss of $14.9 million, or $.53 per share, on net sales of $320.1 million.


       For the first six months of 1995, the Company's net income was $98.8 million, or $2.16 per fully diluted share, on sales of $936.3 million. In addition to the second quarter charge, net income includes an extraordinary charge of $6.1 million after tax, or $.14 per fully diluted share, for premium and expenses related to the repurchase of approximately $182 million of the $200 million outstanding 8.5% Notes due December 15, 2001. For the first six months of 1994, the Company incurred a net loss of $36.3 million, or $1.20 per share, on sales of $629.0 million.


Product Line Information:
 (Unaudited, $ in thousands)

                                   Quarter Ended          Six Months Ended
                                June 30,     July 2,     June 30,     July 2,
                                 1995         1994         1995        1994

Net sales:
    Newsprint                    $197,173    $146,818     $365,686    $285,111
    Directory and uncoated
      specialties                  47,237      38,057       92,613      78,155
    Coated groundwood             114,308      71,176      209,580     144,811
    Pulp                           63,387      32,477      120,123      54,435
    Communication papers           69,683      43,555      136,750      88,938
    Lumber, stumpage and
      other products               22,309      21,310       63,738      43,303
    Distribution costs            (27,261)    (33,327)     (52,176)    (65,795)
                                 $486,836    $320,066     $936,314    $628,958

Operating income (loss)          $117,680    $ (5,676)    $214,933    $(20,416)



       In the first quarter of 1995, the Company changed its classification of mill handling expenses. These expenses are now classified as a cost of sale. In 1994, the Company classified these expenses as a distribution cost. For comparison purposes, the second quarter and six months ended July 2, 1994 amounts for the line entitled "Distribution costs" would be approximately $3.2 million and $6.4 million lower, respectively. Prior year financial statements have not been restated due to the prospective nature of the change.

                                    (9)

                       BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


             Second Quarter Ended June 30, 1995 versus July 2, 1994

     For the second quarter of 1995, the Company's operating income was $117.7 million, which included a restructuring charge of $24.0 million, compared to an operating loss of $5.7 million in the second quarter of 1994. All of the Company's major product lines had improved operating results due to higher transaction prices. A detailed review of the Company's major product lines for the second quarter of 1995 follows.

     The Company's average newsprint transaction price for the second quarter of 1995 increased 46 percent compared to the same period last year and increased 17 percent compared to first quarter 1995 prices. The Company implemented several reductions in discounts allowed off list price in 1994, and during the second quarter of 1995, reduced newsprint discounts and increased the list price by a total of $125 per metric ton. Since the first quarter of 1994, several developments enabled transaction prices to rise: Economic recoveries in many countries around the world have increased demand; North American customer inventory levels decreased in 1994 and remained moderate in the first six months of 1995; and no significant additions to the supply of newsprint in North America were made during 1994 or the first six months of 1995. Recently, the Company announced an additional increase to the newsprint list price of $75 per metric ton, effective September 1, 1995.

     During the second quarter of 1995, the Company's coated groundwood paper average transaction prices increased 44 percent from the same period last year and increased 14 percent comparing the second quarter of 1995 to the first quarter of 1995. Effective October 1, 1994, the Company increased the list price of its coated groundwood paper by approximately $70 per short ton and on January 1, 1995, reduced the discounts allowed off list price approximately $100 per short ton. On April 1, 1995, a list price increase/discount reduction of approximately $100 per short ton went into effect. Low customer inventories coupled with strong demand led to the price increases. Strong demand was evidenced by two factors: U. S. magazine advertising pages increased 4 percent in the second quarter of 1995 compared to the second quarter of 1994; and total
U. S. coated groundwood paper purchases increased 3 percent, comparing the same periods. The Company's tonnage shipments of coated groundwood paper increased 12 percent during the second quarter compared to the year ago period. The continuation of favorable market conditions enabled the Company to announce an additional list price increase and discount reduction totaling approximately $100 per short ton, effective July 1, 1995.


                                     (10)

                       BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


             Second Quarter Ended June 30, 1995 versus July 2, 1994

     The Company's average transaction prices for market pulp increased 83 percent in the second quarter of 1995 compared to the second quarter of 1994 and 13 percent compared to the first quarter of 1995. The Company increased prices by $60 per metric ton on January 1, 1995, $75 per metric ton on March 1, 1995, and $85 ($100 export) per metric ton on June 1, 1995. The impetus for these price increases came from a worldwide economic expansion, especially in the Far East and Europe. NORSCAN (U.S., Canada, Finland, Norway, and Sweden) shipments of softwood market pulp increased 3 percent during the second quarter of 1995 compared to the same period last year, while the Company's tonnage shipments increased 7 percent comparing the same periods. NORSCAN softwood inventory levels at the end of June, 1995, decreased 23 percent compared to June, 1994 levels, and there was moderate market pulp expansion during the first half of 1995.

     The Communication Papers Division results improved in the second quarter of 1995 compared to the same period last year. Average transaction prices significantly increased in the second quarter of 1995, offset in part by higher raw material costs. Transaction prices have also increased comparing the second quarter of 1995 to the first quarter of 1995.

     Operating results of the Company's lumber and stumpage products increased during the second quarter of 1995 compared to the second quarter of 1994 due mainly to higher stumpage prices and volume, offset by lower lumber prices. Due to the slowdown in the housing market that began in the first quarter of 1995, lumber prices continued to fall in the second quarter 1995.

                            Cost Reduction Programs

     The Company's manufacturing costs for the second quarter of 1995 and the first six months of 1995 increased compared to the same periods last year due to higher prices of ONP/OMG (old newspapers and old magazines used in the recycling process), fuel and chemicals. Controllable fixed costs, however, decreased comparing these same periods, partly offsetting the rise in raw material pricing. The Company's current operating results continue to benefit from cost reduction programs initiated over the last several years. In the second quarter of 1995, the Company implemented a plan to further reduce employment levels by approximately 20 percent of the salaried workforce or 350 positions companywide. As a result of the personnel reductions, the Company recorded a pretax charge of approximately $24 million ($.33 per fully diluted share after tax) in the second quarter of 1995.

                                     (11)

                       BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

           Six Months Ended June 30, 1995 versus July 2, 1994


     For the first six months of 1995, the Company's operating income was $214.9 million, compared to an operating loss of 20.4 million in the first six months of 1994. All of the Company's major product lines had improved operating results due to higher transaction prices.

     The Company's average newsprint transaction price for the first six months of 1995 increased 37 percent compared to the same period last year, while distribution costs decreased comparing the same periods. During the first six months of 1995, the Company implemented a $125 per metric ton price increase.

     During the first six months of 1995, the Company's coated groundwood average transaction prices increased 33 percent from the same period last year, while tonnage shipments increased 9 percent comparing the same periods. During the first six months of 1995, the Company reduced discounts and increased the list price by a total of approximately $200 per short ton.

     Average transaction prices for market pulp also increased in the first six months of 1995. The Company's average transaction prices increased by approximately $220 per metric ton, or 84 percent compared to the first six months of 1994.


                       Liquidity and Capital Resources

     The Company's operations generated $258.1 million of cash in the first six months of 1995 compared to using $11.1 million in the same period last year. This $269.2 million improvement came from several sources, the most significant of which was the $235.3 million improvement in operating income. Tax payments in the first six months were $17.1 million lower than the same period last year which included a tax payment of $29.4 million related to prior tax years. Cash required for working capital decreased $7.7 million. Interest paid decreased $5.2 million, comparing the same periods, due to a lower level of borrowings outstanding in 1995.

     The Company anticipates that the improvement in cash flow from operations experienced in the first six months will continue and will exceed its capital spending and dividend requirements for 1995.

     Capital spending in the first six months of 1995 was $15.2 million below spending levels in 1994. The largest single capital expenditure in 1995 will be $14 million to complete a new effluent treatment facility at Bowater's Liverpool, Nova Scotia mill. The Company will continue to closely monitor its investment of capital and expects total capital expenditures for 1995 of approximately $110 million to be funded from internal cash flow.

                                  (12)

                       BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                      Liquidity and Capital Resources

     On June 30, 1995, the Company's subsidiary, Calhoun Newsprint Company, redeemed the remaining 150,000 shares of Series A Cumulative Serial Preferred Stock ($100 par value) from its minority shareholder, Advance Publications, Inc., requiring a cash payment of $15,000,000.

     In the first quarter of 1995, the Company prepaid approximately $182 million of its 8.5% notes due 2001 having a face value of $200 million. On July 19, 1995, the Company announced an offer to repurchase its outstanding 8.25% Notes due 1999, having a face value of $125 million. The Company completed the offer on July 31, 1995, repurchasing approximately $117 million of the $125 million principal amount of Notes previously outstanding. The Company funded this debt prepayment from its available cash and marketable securities. The amount and timing of additional debt reductions are subject to, among other factors, the strength of the Company's cash flow and alternative uses of cash.

     On May 22, 1995, as part of its ongoing consideration of asset monetization opportunities, the Company announced its intention to sell its wholly-owned subsidiary, Bowater Communications Paper, Inc. (BCPI), a leading converter and marketer of stock continuous forms. Although a well managed, profitable operation, BCPI no longer fits within the Company's plans to focus on core pulp and papermaking businesses.



                                    (13)

                  BOWATER INCORPORATED AND SUBSIDIARIES

                                  PART II

                             OTHER INFORMATION



Item 4.     Submission of Matters to a Vote of Security Holders.

     On May 24, 1995, at the Company's Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:

     A resolution electing the following class of directors for a term of three years: Hugh D. Aycock (33,824,595 votes in favor; 70,062 votes withheld); Donald R. Melville (33,793,559 votes in favor; 101,098 votes withheld); and Arnold M. Nemirow (33,827,404 votes in favor; 67,253 votes withheld). The names of each other director whose term of office as a director continued after the meeting are: Francis J. Aguilar, John A. Rolls, Kenneth M. Curtis, Anthony P. Gammie, H. Gordon MacNeill, and Richard Barth.

     A resolution ratifying the appointment of KPMG Peat Marwick LLP as independent auditors for the Company. The resolution was passed by a vote of 33,837,049 votes in favor; 18,679 votes against; and 38,929 abstentions.


Item 6.     Exhibits and Reports on Form 8-K.

     (a)     Exhibits (numbered in accordance with Item 601 of
             Regulation S-K):

Exhibit No.     Description

     10.1 Employment Agreement and Severance Agreement, each dated as of June 1, 1995, by and between the Company and Richard F. Frisch.

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



                                          BOWATER INCORPORATED

                                          By R. C. Lancaster
                                          R. C. Lancaster
                                          Senior Vice President and
                                          Chief Financial Officer



                                         By M. F. Nocito
                                          M. F. Nocito
                                          Vice President - Controller


Dated: August 14, 1995
                                     (15)

                                 INDEX TO EXHIBITS



    Exhibit No.	   Description

    	 10.1	   Employment Agreement and Severance Agreement, each dated as of June 1, 1995, by and between the Company and Richard F. Frisch.

    	 27.1	   Financial Data Schedule (electronic filing only).