Form 10-Q
period 1995-09-30
BOWATER INC
filed 1995-11-13
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 1995.

          Class                                Outstanding at November 3, 1995

Common Stock, $1.00 Par Value                         39,067,761 Shares

                              BOWATER INCORPORATED

                                    I N D E X







                                                                     Page
                                                                    Number


  PART I   FINANCIAL INFORMATION

        1.  Financial Statements:

               Consolidated Balance Sheet at September 30, 1995
               and December 31, 1994                                   3

               Consolidated Statement of Operations for the
               Three and Nine Months Ended September 30, 1995
               and October 1, 1994                                     4

               Consolidated Statement of Capital Accounts
               for the Nine Months Ended September 30, 1995            5

               Consolidated Statement of Cash Flows for the
               Nine Months Ended September 30, 1995 and October
               1, 1994                                                 6

               Notes to Consolidated Financial Statements            7-8

        2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations           9-13


  PART II OTHER INFORMATION

        6.  Exhibits and Reports on Form 8-K                          14


  SIGNATURES                                                          15





                                    (2)

PART I                        BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In Thousands)



                                                         September 30,     December 31,
                                                              1995             1994
                                     ASSETS
Current assets:
  Cash and cash equivalents ..........................   $   206,687    $   154,768
  Accounts receivable, net ...........................       228,154        197,473
  Inventories (Note 2) ...............................       168,246        151,097
  Other current assets ...............................        15,957         10,487
    Total current assets .............................       619,044        513,825

Timber and timberlands ...............................       430,238        426,354
Fixed assets, net ....................................     1,733,117      1,785,046
Intangible assets ....................................        24,351         54,721
Other assets .........................................        72,611         71,416
                                                         $ 2,879,361    $ 2,851,362

                             LIABILITIES AND CAPITAL
Current liabilities:
  Current instalments of long-term debt ..............   $     1,600    $     1,604
  Accounts payable and accrued liabilities ...........       216,235        184,766
  Income taxes payable ...............................        57,455         13,966
  Dividends payable ..................................        10,636         10,276
    Total current liabilities ........................       285,926        210,612

Long-term debt, net of current instalments (Note 3) ..       816,924      1,116,887
Other long-term liabilities ..........................       163,897        157,936
Deferred income taxes ................................       311,165        261,923
Minority interests in subsidiaries ...................       143,543        142,087
Commitments and contingencies (Note 4)
Redeemable LIBOR preferred stock .....................        74,588         74,492

Shareholders' equity:
   Series B convertible preferred stock ..............       111,333        111,333
   Series C cumulative preferred stock (Note 5) ......        81,892         81,892
   Common stock ......................................        39,482         37,121
   Additional paid-in capital ........................       406,550        336,990
   Retained earnings .................................       464,968        344,852
   Equity adjustment from foreign currency translation        (1,394)        (3,410)
   Loan to ESOT ......................................        (8,443)        (9,643)
   Treasury stock, at cost ...........................       (11,070)       (11,710)
    Total shareholders' equity .......................     1,083,318        887,425
                                                         $ 2,879,361    $ 2,851,362


      See accompanying notes to consolidated financial statements.
                                       (3)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited, In Thousands Except Per Share Amounts




                                                                             Three Months Ended             Nine Months Ended
                                                                        September 30, October 1,      September 30,     October 1,
                                                                            1995        1994            1995              1994

Net sales ..........................................................   $   520,907    $   348,151    $ 1,457,221    $   977,109
Cost of sales (Note 6) .............................................       299,428        268,921        882,020        797,540
Depreciation, amortization and cost of timber harvested.............        43,201         41,166        130,593        124,398
    Gross profit ...................................................       178,278         38,064        444,608         55,171

Selling and administrative expense (Note 6) ........................        23,642         17,241         75,039         54,764
    Operating income ...............................................       154,636         20,823        369,569            407

Other expense (income):
  Interest income ..................................................        (2,328)        (2,112)        (5,570)        (6,059)
  Interest expense, net of capitalized interest (Note 7)............        19,004         24,619         62,618         74,222
  Gain on sale of timberlands ......................................        (1,489)       (27,389)        (1,874)       (27,979)
  Estimated loss on planned sale of BCPI (Note 8) ..................        30,000           --           30,000           --
  Other, net (Note 9) ..............................................       (11,403)        (1,779)       (16,218)        (3,703)
                                                                            33,784         (6,661)        68,956         36,481

Income (loss) before income taxes and minority interests............       120,852         27,484        300,613        (36,074)

Provision for income taxes (Note 10) ...............................        55,838          8,003        122,350        (15,512)
Minority interests in net income of subsidiaries ...................         6,911          8,955         15,276          5,233

Income (loss) before extraordinary charge ..........................        58,103         10,526        162,987        (25,795)
Extraordinary charge, net of taxes of $3,276 and
  $7,084 respectively (Note 3) .....................................        (5,233)          --          (11,317)          --

     Net income (loss) .............................................   $    52,870    $    10,526    $   151,670    $   (25,795)

Earnings (loss) per common and common equivalent share (Note 11):
  Income (loss) before extraordinary charge ........................   $      1.27    $      0.16    $      3.66    $     (1.04)
  Extraordinary charge .............................................         (0.12)          --            (0.27)          --
    Net income (loss) ..............................................   $      1.15    $      0.16    $      3.39    $     (1.04)

Average common and common equivalent shares outstanding.............        43,420         36,971         42,250         36,527

Earnings (loss) per common share - assuming full dilution (Note 11):
  Income (loss) before extraordinary charge ........................   $      1.25    $      0.16    $      3.57    $     (1.04)
  Extraordinary charge .............................................         (0.12)          --            (0.26)          --
    Net income (loss) ..............................................   $      1.13    $      0.16    $      3.31    $     (1.04)

Average common and common equivalent shares outstanding..............        44,301         36,971         43,273         36,527


      See accompanying notes to consolidated financial statements.
                                       (4)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                      Nine Months Ended September 30, 1995
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)



                          Series A   Series B    Series C                                      Equity
                            LIBOR    Convertible  Cumulative             Additional            Adjustment -
                          Preferred   Preferred  Preferred    Common      Paid in   Retained    Foreign       Loan to     Treasury
                            Stock       Stock      Stock      Stock       Capital   Earnings   Currency        ESOT        Stock

Balance at December 31,
   1994 .................$  74,492   $ 111,333   $  81,892   $  37,121  $ 336,990   $ 344,852    $  (3,410) $  (9,643) $ (11,710)

Net income ..............     --          --          --          --         --       151,670         --         --         --

Dividends on common stock
  ($.45 per share).......     --          --          --          --         --       (17,029)        --         --         --

Dividends on preferred stock:
  LIBOR ($2.02 per
    share) ...............     --          --          --          --         --        (3,030)        --         --         --
  Series B ($4.94 per
    share) ...............     --          --          --          --         --        (6,037)        --         --         --
  Series C ($6.30 per
    share) ...............     --          --          --          --         --        (5,355)        --         --         --

Increase in stated value of
  LIBOR preferred stock ..       96        --          --          --         --           (96)        --         --         --

Common stock issued for
   exercise of stock
   options ................     --          --          --         2,361     53,831        --           --         --         --

Tax benefit on exercise of stock
  options..................     --          --          --          --       15,400        --           --         --         --

Reduction in loan to ESOT .     --          --          --          --         --          --           --        1,200       --

Treasury stock used for
   employee benefit and dividend
   reinvestment plans......     --          --          --          --          329          (7)        --         --          640

Foreign currency
    translation ............     --          --          --          --         --          --          2,016       --         --
Balance at September 30,
    1995 ...................$  74,588   $ 111,333   $  81,892   $  39,482  $ 406,550   $ 464,968    $  (1,394) $  (8,443) $ (11,070)



 See accompanying notes to consolidated financial statements.
                                                           (5)

                 BOWATER INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
                             (In Thousands)


                                                                           Nine Months Ended
                                                                  September 30,      October 1,
                                                                       1995             1994
Cash flow from (used for) operating activities:
   Operating income                                             $       369,569    $          407
   Depreciation, amortization and cost of timber harvested              130,593           124,398
   Changes in working capital:
     Receivables                                                        (30,681)         (19,285)
     Inventories                                                        (17,149)          (8,177)
     Accounts payable and accrued liabilities                            33,407            5,011
     Other working capital                                               (3,050)              656
   Interest paid, net of capitalized interest                           (62,105)         (64,380)
   Interest received                                                      5,570             6,059
   Income taxes paid                                                     (9,180)         (20,786)
   Other income, net                                                      6,857            10,627
                                                                        423,831            34,530
Cash flow from (used for) investing activities:
   Cash invested in fixed assets, timber and
       timberlands                                                      (69,347)         (81,870)
   Disposition of fixed assets, timber and timberlands                    3,096            29,368
                                                                        (66,251)         (52,502)

Cash flow from (used for) financing activities:
   Issuance of Series B & C preferred stock, net of issuance costs          --           193,225
   Cash dividends, including minority interests                         (31,057)         (24,396)
   Payments of long term debt                                          (316,868)          (1,203)
   Redemption of preferred stock of subsidiary                          (15,000)          (2,500)
   Stock options exercised                                               56,192            4,237
   Other                                                                  1,072            1,205
                                                                       (305,661)         170,568

Increase in cash and cash equivalents                                    51,919          152,596

Cash and cash equivalents:
   Beginning of year                                                    154,768           81,666

   End of period                                                $       206,687    $     234,262


        See accompanying notes to consolidated financial statements.
                                  (6)



                    BOWATER INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1) The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company). The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

(2) The composition of inventories at September 30, 1995 and December 31, 1994 was as follows (in thousands):

                             September 30, 1995   December 31, 1994
    (Unaudited)

At lower of cost or market:
  Raw materials ................   $  55,711    $  37,597
  Work in process ..............       2,775        3,333
  Finished goods ...............      48,768       38,971
  Mill stores and other supplies      79,159       80,723
                                     186,413      160,624
  Excess of current cost over
   LIFO inventory value ........     (18,167)      (9,527)
                                   $ 168,246    $ 151,097

(3) On March 8, 1995, the Company completed an offer repurchasing approximately $182 million of the $200 million principal amount of 8.5%
    Notes previously outstanding. As a result, the Company recorded a first quarter extraordinary charge of $6.1 million, net of taxes of $3.8 million, for the premium and expenses relating to the repurchase. On a fully diluted basis, the earnings per share effect was $.14.

    On July 31, 1995, the Company completed an offer repurchasing approximately $117 million of the $125 million principal amount of 8.25%
    Notes previously outstanding. As a result, the Company recorded a third quarter extraordinary charge of $5.2 million, net of taxes of $3.3 million, for the premium and expenses relating to the repurchase. On a fully diluted basis, the earnings per share effect was $.12.

(4) The Company is involved in various litigation relating to contracts, commercial disputes, tax, environmental issues, workers' compensation and other matters. The Company's management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.

(5) On October 16, 1995, the Company commenced an offer to purchase the outstanding Depositary Shares, each representing a one-fourth interest in a share of its 8.4% Series C Cumulative Preferred Stock having a face value of $85 million. Unless extended, the offer will expire on November
    15, 1995.  The purchase price for each Depositary Share is $27.875.

                                     (7)


                    BOWATER INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


 (6) The line items entitled "Cost of sales" and "Selling and administrative expense" in the Company's Consolidated Statement of Operations for the nine months ended September 30, 1995, include charges of approximately
     $18,000,000 and $6,000,000, respectively, relating to companywide personnel reductions.

 (7) Total interest expense for the third quarter of 1995 and 1994 was $19,332,000 and $24,675,000, respectively, and for the first nine months of 1995 and 1994, interest expense totaled $63,513,000 and $74,409,000, respectively. The 1995 expense is lower due to a lower level of debt compared to the 1994 expense.

 (8) During the third quarter of 1995, the Company recorded an estimated loss on the planned sale of its paper converting subsidiary, Bowater
     Communications Papers, Inc. (BCPI) totaling $30.0 million in the
     Consolidated Statement of Operations. Due to the loss deduction limitation imposed by Federal income tax regulations, there are no anticipated tax benefits relating to this loss. The Company reflected this loss in the Consolidated Balance Sheet at September 30, 1995, as a reduction of the purchased goodwill associated with BCPI on the line entitled, "Intangible assets".

 (9) The line item entitled "Other, net" in the Company's Consolidated
     Statement of Operations for the third quarter and nine months ended
     September 30, 1995, includes income of $7.1 million relating to the settlement of a disputed charge with an equipment vendor.

(10) The effective tax rate for the third quarter of 1995 was 46.2 percent versus 29.1 percent for the third quarter of 1994. On a year to date basis, the effective rate was 40.7 percent in 1995 and 43.0 percent in 1994. Factors causing the disparity in these rates include the recognition of an anticipated loss on the sale of BCPI in 1995 with no related tax benefits, the application of a lower Canadian capital gains tax rate to the sale of non-strategic timberlands in Nova Scotia in 1994, and the significantly different levels of pretax income/loss reported in these periods.

(11) The average number of common and common equivalent shares outstanding increased at September 30, 1995, by 4,012,765 and 4,893,616 for the primary and fully diluted earnings per share calculations, respectively, as compared to October 1, 1994. The shares of Series B preferred stock are common stock equivalents. The effect of the conversion of the Series
     B preferred stock was antidilutive in 1994 and therefore those shares were not used in calculating 1994's per share amounts. The calculation of earnings per share for the third quarter and nine months ended
     September 30, 1995, includes a deduction of $2,777,000 and $8,480,000, respectively, for the dividend requirements of the Company's LIBOR and Series C preferred stock and the amortization of the difference between the net proceeds from the LIBOR preferred stock and its mandatory redemption value. For the third quarter and nine months ended October 1, 1994, the calculation of per share amounts included a deduction of $4,654,000 and $12,166,000, respectively, for the same items as well as the dividend requirement of the Company's Series B preferred stock.

                                      (8)



                     BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Summary

       Net income for the third quarter of 1995 totaled $52.9 million, or $1.13 per fully diluted share, on net sales of $520.9 million. Included in 1995's third quarter earnings was a charge of $30.0 million, or $.68 per fully diluted share, related to the anticipated loss on the planned sale of BCPI and an extraordinary charge of $5.2 million, or $.12 per fully diluted share, related to the prepayment of $117 million of 8.25% Notes previously outstanding. For the third quarter of 1994, the Company recorded net income of $10.5 million, or $.16 per fully diluted share, on net sales of $348.2 million. Included in net income for the quarter was a $10.6 million gain after tax, or $.29 per share, realized on the sale of non-strategic timberlands primarily in Nova Scotia.

       For the first nine months of 1995, the Company's net income was $151.7 million, or $3.31 per fully diluted share, on net sales of $1,457.2 million.
In addition to the two third quarter charges mentioned above, net income includes an extraordinary charge of $6.1 million, or $.14 per fully diluted share, for the prepayment of $182 million of 8.5% Notes previously outstanding. For the first nine months of 1994, the Company incurred a net loss of $25.8 million, or $1.04 per fully diluted share, on net sales of $977.1 million.


Product Line Information:
 (Unaudited, $ in thousands)



                                Three Months Ended         Nine Months Ended
                           September 30,   October 1,   September 30,  October 1,
                               1995          1994          1995          1994
Net sales:
  Newsprint ...........   $   219,154    $   156,071    $   584,840    $   441,182
  Directory and
   uncoated specialties        52,394         36,817        145,007        114,972
  Coated groundwood ...       127,502         77,323        337,082        222,134
  Pulp ................        66,005         38,631        186,128         93,066
  Communication papers         56,576         46,818        193,326        135,756
  Lumber, stumpage and
   other products .....        26,382         23,799         90,120         67,102

  Distribution costs ..       (27,106)       (31,308)       (79,282)       (97,103)
                          $   520,907    $   348,151    $ 1,457,221    $   977,109

Operating income ......   $   154,636    $    20,823    $   369,569    $       407

In the first quarter of 1995, the Company changed its classification of mill handling expenses. These expenses are now classified as a cost of sale. In 1994, the Company classified these expenses as a distribution cost. For comparison purposes, the third quarter and nine months ended October 1, 1994 amounts for the line entitled "Distribution costs" would be approximately $2.8 million and $9.2 million lower, respectively. Prior year financial statements have not been restated due to the prospective nature of the change.

                                      (9)

                     BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


           Three Months Ended September 30, 1995 versus October 1, 1994

   For the third quarter of 1995, the Company reached a new record for operating income of $154.6 million. This compares to $20.8 million in the third quarter of 1994. All of the Company's major product lines had improved operating results due to higher transaction prices. A detailed review of the Company's major product lines for the third quarter of 1995 follows.

   The Company's average newsprint transaction price for the third quarter of 1995 increased 50 percent compared to the same period last year and increased 10 percent compared to the second quarter of 1995. The Company implemented a 7 percent reduction in discounts allowed off list price in December of 1994, and during the second quarter of 1995, reduced newsprint discounts further while increasing the list price for a total of $125 per metric ton. On September 1, 1995, the Company implemented a $75 per metric ton list price increase. Since the beginning of 1994, stronger economic growth in major consuming countries around the world has improved newsprint demand. This growth, coupled with no significant capacity increases, has enabled the Company to increase prices. Despite growth in the world market, consumption of newsprint by U. S. daily newspapers declined approximately 6 percent comparing the third quarter of 1995 to the same period last year, as a result of conservation measures taken by the newspapers. Inventory levels of U. S. daily newspaper publishers increased approximately 13 percent at September 30, 1995 compared to September 30, 1994 levels. Future newsprint price changes will depend on global economic conditions and capacity decisions.

   For the third quarter of 1995, the Company's coated groundwood paper average transaction prices were 56 percent higher than the same period of 1994 and 11 percent higher compared to the second quarter of 1995. The Company's tonnage shipments of coated groundwood paper increased 5 percent compared to the third quarter of 1994. From October, 1994, through July, 1995, the Company has increased its coated groundwood paper list price and reduced the discounts allowed off list price by a total of $370 per short ton. Strong demand led to these price increases as exemplified by U. S. magazine advertising pages, which increased during the past three quarters and increased 5 percent in the third quarter of 1995 compared to the third quarter of 1994. The continuation of favorable market conditions in the third quarter enabled the Company to announce an additional list price increase and discount reduction totaling approximately $60 per short ton, effective October 1, 1995.





                                     (10)

                     BOWATER INCORPORATED AND SUBSIDIARIES

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

            Three Months Ended September 30, 1995 versus October 1, 1994

   The Company's average transaction prices for market pulp increased 67 percent in the third quarter of 1995 compared to the third quarter of 1994 and 9 percent compared to the second quarter of 1995. Since January 1995, through June, 1995, the Company has increased its pulp prices by $220 per metric ton. These price increases are a result of a worldwide economic expansion, especially in the Far East and Europe, which significantly increased demand. NORSCAN (U.S., Canada, Finland, Norway, and Sweden) shipments of softwood market pulp during the third quarter of 1995 remained level with the same period last year, while the Company's tonnage shipments increased 2 percent comparing these periods. NORSCAN softwood inventory levels at the end of September, 1995, increased slightly compared to September, 1994 levels. Although there have been no significant market pulp expansions in the U. S. in 1995, new pulp mills have started up in Indonesia and Canada. This increase in capacity may effect future price changes.

   The Communication Papers Division results improved in the third quarter of 1995 compared to the same period last year. Average transaction prices increased significantly in the third quarter of 1995, offset in part by higher raw material costs.

   Operating results of the Company's lumber and stumpage products decreased during the third quarter of 1995 compared to the third quarter of 1994 due mainly to lower lumber prices. Lumber prices continued to fall in the third quarter of 1995, as a result of fewer housing starts.

                            Cost Reduction Program

   The Company's manufacturing costs for the third quarter of 1995 and the first nine months of 1995 increased compared to the same periods last year due to higher raw material costs and higher maintenance costs at three of its five paper mills. Certain fixed costs, however, decreased comparing these same periods, partly offsetting the rise in raw material and maintenance costs. The Company's current operating results continue to benefit from its cost reduction program. Through September 30, 1995, the Company: reduced its outstanding debt by approximately $300 million or 27 percent; reduced employment levels by 20 percent or 350 positions companywide; reduced capital expenditures by $12.5 million compared to the first nine months of 1994; and announced an offer to purchase its outstanding 8.4% Series C Cumulative Preferred Stock. In addition to cost reductions, the Company also continued efforts to monetize certain nonstrategic assets in 1995. This has led to the sale of some timberlands and the announcement of the Company's intention to sell BCPI, the Company's wholly-owned paper converting subsidiary.





                                     (11)

                     BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

          Nine Months Ended September 30, 1995 versus October 1, 1994


    For the first nine months of 1995, the Company's operating income was $369.6 million, compared to $.4 million in the first nine months of 1994. All of the Company's major product lines had improved operating results due to higher transaction prices.

    The Company's average newsprint transaction price for the first nine months of 1995 increased 42 percent compared to the same period last year. From December, 1994, through September, 1995, the Company has increased its newsprint list price and reduced the discounts allowed off list price by approximately $250 per metric ton.

    During the first nine months of 1995, the Company's coated groundwood average transaction prices increased 41 percent from the same period last year, while tonnage shipments increased 7 percent comparing the same periods. During the first nine months of 1995, the Company reduced discounts and increased the list price by a total of approximately $300 per short ton.

         Average transaction prices for market pulp also increased in the first nine months of 1995. The Company's average transaction prices increased by approximately $330 per metric ton, or 76 percent compared to the first nine months of 1994.


                       Liquidity and Capital Resources

   The Company's operations generated $423.8 million of cash in the first nine months of 1995 compared to $34.5 million in the same period last year. This $389.3 million improvement came from several sources, the most significant of which was the $369.2 million improvement in operating income. Tax payments in the first nine months were $11.6 million lower than the same period last year. Under the Federal estimated tax payment rules, the Company has been able to defer payment of taxes on a significant portion of 1995's income until the first quarter of 1996. Also, taxes paid in 1994 included a payment of $29.4 million related to prior tax years. Cash required for working capital decreased $4.3 million. Interest paid decreased $2.3 million, comparing the same periods, due to a lower level of outstanding debt in 1995. Due to the strength of the markets it serves, the Company anticipates that the improvement in cash flow from operations experienced in the first nine months will continue.

   Capital spending in the first nine months of 1995 was $12.5 million below spending levels in 1994. The largest single capital expenditure in 1995 will be $14 million to complete a new effluent treatment facility at Bowater's Liverpool, Nova Scotia mill. The Company will continue to closely monitor its investment of capital and will fund total capital expenditures for 1995 of approximately $105 million from internal cash flow.






                                      (12)

                     BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

   On March 8, 1995, the Company prepaid approximately $182 million of its 8.5% Notes due 2001 having a face value of $200 million. On July 31, 1995, the Company prepaid approximately $117 million of its 8.25% Notes due 1999, having a face value of $125 million. The Company funded the debt prepayments from its available cash and marketable securities. On October 16, 1995, the Company commenced an offer to purchase the outstanding Depositary Shares, each representing a one-fourth interest in a share of its 8.4% Series C Cumulative Preferred Stock having a face value of $85 million. Unless extended, the offer will expire on November 15, 1995. The purchase price for each Depositary Share is $27.875.

   On June 30, 1995, the Company's subsidiary, Calhoun Newsprint Company
(CNC), redeemed the remaining 150,000 shares of Series A Cumulative Serial Preferred Stock ($100 par value) from its minority shareholder, Advance Publications, Inc., requiring a cash payment of $15,000,000.

   During the first nine months of 1995, the Company used $362.9 million of cash for financing activities which included the prepayment of certain long term debt, the payment of dividends, and the redemption of CNC's preferred stock. Offsetting this amount was $56.2 million received from the exercise of stock options during this period. The increase in the amount of stock option exercises, compared to the first nine months of 1994, was due to significant increases in the price of the Company's common stock since January 1, 1995. The stock option exercises will also generate $15.4 million of future tax benefits for the Company.

   On May 22, 1995, the Company announced its intention to sell its wholly-owned subsidiary, Bowater Communications Paper, Inc. (BCPI), a leading converter and marketer of stock continuous forms. Although a well managed, profitable operation, BCPI no longer fits within the Company's plans to focus on core pulp and papermaking businesses.

   The Company's $200 million Credit Agreement was due to expire in December, 1995. During the third quarter of 1995, the Company canceled this Agreement and signed a new $150 million Credit Agreement which expires in September, 2000.

   On October 11, 1995, Standard and Poor's raised the Company's credit ratings on its senior debt from BBB-minus to BBB with a stable outlook, and on its preferred stock from BB-plus to BBB-minus.








                                    (13)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K


(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K):


   Exhibit No.        Description

    3.1             Bylaws of the Company, amended as of July 26, 1995.

   10.1 Credit Agreement, dated as of September 26, 1995, among the Company, each of the banks signatory thereto (the "Banks"), and The Chase Manhattan Bank (National Association), as administrative agent for the Banks.

   10.2 Modification of Employment Agreement dated as of October 1, 1995, by and between the Company and Robert C. Lancaster.

   27.1             Financial Data Schedule (electronic filing only).


(b)   Reports on Form 8-K:

   None


                                      (14)

                     BOWATER INCORPORATED AND SUBSIDIARIES


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BOWATER INCORPORATED

                                          By D. G. Maffucci
                                          D. G. Maffucci
                                          Senior Vice President -
                                          Chief Financial Officer and
                                          Treasurer










                                          By M. F. Nocito
                                          M. F. Nocito
                                          Vice President - Controller






Dated: November 13, 1995





                                     (15)

                                INDEX TO EXHIBITS




Exhibit No.       Description

3.1    Bylaws of the Company, amended as of July 26, 1995.

10.1     Credit Agreement, dated as of September 26, 1995, among the Company, each of the banks signatory thereto (the "Banks"), and The Chase Manhattan Bank
         (National Association), as administrative agent for the Banks.

10.2 Modification of Employment Agreement dated as of October 1, 1995, by and between the Company and Robert C. Lancaster.

27.1     Financial Data Schedule (electronic filing only).
