Form 10-K
period 1995-12-31
BOWATER INC
filed 1996-04-01
CIK 743368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995           COMMISSION FILE NO. 1-8712

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

                             55 EAST CAMPERDOWN WAY
                                 P. O. BOX 1028
                        GREENVILLE, SOUTH CAROLINA 29602
                                 (864) 271-7733
         (Address and telephone number of principal executive offices)

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 22, 1996, was $1,571,273,991.

     As of March 22, 1996, there were 38,369,387 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the parts of this report indicated below:

Annual Report to Shareholders for the year ended December 31, 1995.                               Parts I, II and IV
Proxy Statement with respect to the Annual Meeting of Shareholders                                Part III
  to be held on May 21, 1996.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Bowater Incorporated (together with its consolidated subsidiaries, the "Company") is engaged in the manufacture, sale and distribution of newsprint, directory paper, uncoated groundwood specialties, coated groundwood paper, market pulp, continuous stock computer forms and lumber. The Company operates facilities in both the United States and Canada, and, as of December 31, 1995, managed and controlled approximately 3.6 million acres of timberlands to support these facilities. The Company markets and distributes its various products in the United States, Canada and overseas.

     The Company was incorporated in Delaware in 1964. The Company's principal executive offices are currently located at 55 East Camperdown Way, Greenville, South Carolina 29602, and its telephone number at that address is (864) 271-7733.

     Information regarding segment, geographic area, and net export sales is incorporated herein by reference to page 36 of the Company's 1995 Annual Report (the "Annual Report"). Information regarding the amount of total revenue contributed by each of the Company's product lines is incorporated herein by reference to pages 40 and 41 of the Annual Report.

     Information regarding the Company's liquidity and capital resources is incorporated herein by reference to pages 22 and 23 of the Annual Report.

OPERATING DIVISIONS

     During 1995, the Company decentralized its operations into four divisions: the Bowater Newsprint Division, the Bowater Coated Paper & Pulp Division, the Great Northern Paper ("GNP") Division, and the Bowater Communication Papers ("BCP") Division.

     The Bowater Newsprint Division consists of four manufacturing facilities: the Calhoun Operation and Calhoun Newsprint Company ("CNC") (which is owned approximately 51 percent by the Company and approximately 49 percent by Advance Publications, Inc.) located in Calhoun, Tennessee; the Mersey Operation (which is owned 51 percent by the Company and 49 percent by The Washington Post Company) located in Liverpool, Nova Scotia; Bowater Lumber located in Albertville, Alabama; and the Mersey Sawmill at Oakhill located in Bridgewater, Nova Scotia. This division is also supported by eight sales offices, which are responsible for marketing all of the Company's newsprint.

     The Bowater Coated Paper & Pulp Division consists of the Carolina Operation located in Catawba, South Carolina, and three sales offices. This Division is responsible for selling all of the Company's coated groundwood paper as well as all of the Company's market pulp.

     The GNP Division consists of three manufacturing facilities: the Millinocket Operation located in Millinocket, Maine; the East Millinocket Operation located in East Millinocket, Maine; and Pinkham Lumber located in Ashland, Maine. This division is supported by one sales office.

     The BCP Division consists of eight manufacturing facilities and numerous sales offices throughout the United States. The Company intends to close three of the eight manufacturing facilities beginning April 1, 1996. The current production levels from these sites will be completely met by the remaining facilities.

NEWSPRINT, DIRECTORY PAPERS AND UNCOATED GROUNDWOOD SPECIALTIES

     The Company is the largest manufacturer of newsprint in the United States. Including its Mersey Operation, the Company is one of the largest newsprint manufacturers in North America and the world. Its annual capacity is approximately 8 percent of the North American capacity total and approximately
3.5 percent of the worldwide capacity total.

     The Calhoun Operation is located on the Hiwassee River in Tennessee and is the largest and one of the most productive newsprint mills in North America. At this facility, the Company operates four paper machines, which produced 607,610 tons of newsprint and uncoated groundwood specialty papers in 1995. The continuing modernization of the Calhoun Operation has contributed substantially to improved product quality and is helping it to maintain its position as one of the most productive in the industry. Also located at this facility is CNC's paper machine, which produced 240,645 tons of newsprint in 1995. Although the Company manages and operates the entire facility, CNC also owns 68.4 percent of the thermomechanical pulp ("TMP") mill and 100 percent of the recycled fiber plant. The Company owns the remaining 31.6 percent of the TMP mill and 100 percent of the other assets at this location. These other assets include kraft and stone groundwood pulp mills, a power plant, wastewater treatment facilities, and other support equipment necessary to produce the finished product.

     The Mersey Operation is located on an ice-free port providing economical access to ports along the eastern seaboard of the United States and throughout the world. Its two paper machines, built in 1929, were completely rebuilt between 1983 and 1985 and produced 252,269 tons of newsprint in 1995. This facility also operates a TMP mill, a wastewater treatment facility, and other support equipment required to produce the finished product.

     Newsprint is also produced at three other Company locations. The newsprint machine at the Carolina Operation, located on the Catawba River in South Carolina, produced 250,489 tons in 1995, and is one of the largest and most productive newsprint machines in the industry. The Company's East Millinocket Operation, located on the West Branch of the Penobscot River in northern Maine, has two paper machines which were built in 1954 and completely rebuilt in 1986. These two machines produced a total of 287,754 tons of newsprint, directory paper and other uncoated groundwood specialties in 1995. This facility also operates a groundwood pulp mill and other support equipment required to produce the finished products. The Company's Millinocket Operation, located eight miles from the East Millinocket Operation, has four paper machines which produced 129,635 tons of newsprint, directory papers and uncoated groundwood specialties in 1995. These paper grades are used in magazines, catalogs, directories, newspaper advertising inserts, and business forms and are sold primarily to customers east of the Mississippi River.

     Domestic newsprint sales are made directly by the Company through regional sales offices located in major metropolitan areas of the eastern half of the United States, while export sales are made directly and through agents. Advance Publications, Inc. purchases the equivalent of CNC's entire annual output, and The Washington Post Company purchases approximately 80,000 tons annually. Combined, these two customers in 1995 accounted for approximately 9 percent of the Company's consolidated net sales and approximately 20 percent of the Company's newsprint sales. The Company distributes newsprint by rail, truck, ship and barge.

COATED GROUNDWOOD PAPER

     The Company is one of the largest producers of coated groundwood paper in the United States and North America. Coated groundwood paper produced by the Company is light weight coated paper ("LWC") and is used in special interest magazines, mail order catalogs, advertising pieces, textbooks, and coupons.

     The Company manufactures a variety of coated grades on two paper machines at the Carolina Operation and on three paper machines at the Millinocket Operation. Both machines at the Carolina Operation utilize off-machine blade coaters. At the Millinocket Operation, two machines produce a base stock which is coated on an off-machine blade coater while the third machine has an on-machine roll coater. In 1995, the two coated machines at the Carolina Operation produced 346,397 tons of LWC and the three machines at the Millinocket Operation produced 131,976 tons of LWC.

     Coated groundwood paper is sold by the Company to printers, publishers, mail order houses, and paper merchants. It is distributed by truck and rail from the Carolina and Millinocket facilities, which are strategically located to supply the southeastern and northeastern United States, respectively, as well as jointly serving the midwestern market.

MARKET PULP

     In addition to furnishing its pulp requirements, the Company supplied 265,866 tons of softwood market pulp to manufacturers of fine paper, tissues, and other paper products from its Carolina Operation in 1995. In addition, the Calhoun Operation supplied 100,048 tons of hardwood market pulp for sale to its customers. The kraft pulp mill at the Calhoun Operation utilizes current technology to produce quality pulp with reduced energy consumption and environmental impact compared to older, less efficient, pulp mills. A recovery boiler is an essential part of the kraft pulping process. During 1994, the Calhoun Operation replaced two existing recovery boilers with a new larger size recovery boiler. The new recovery boiler enables the Company to realize significant cost reductions and meet current environmental regulations.

     In 1995, 57 percent of the Company's market pulp was sold to the export market. Export sales are made through agents, while domestic sales are made directly by the Company. The Company distributes market pulp primarily by rail and ship.

COMMUNICATION PAPERS

     The BCP Division, doing business as Star Forms, manufactures continuous stock computer forms and other business communication papers and markets these products through a network of approximately 30 distribution centers to service customers in major metropolitan areas throughout the United States. The division sells to two broad groups of customers: directly to numerous large-volume end-users, such as banks and governmental entities, and indirectly to smaller businesses and individuals through sales to business forms distributors, paper merchants, office product dealers, computer stores, and similar outlets. This division distributes its products by truck.

LUMBER, STUMPAGE AND OTHER PRODUCTS

     In connection with its primary business of manufacturing and distributing various paper products and market pulp, the Company is engaged in several related business areas.

     At December 31, 1995, the Company owned or managed under lease approximately 3.6 million acres of timberlands throughout eight states and Nova Scotia. Approximately 2.0 million acres of these timberlands are located in the state of Maine. The Company maintains one nursery and contracts with numerous other nurseries in order to replace trees harvested from its timberlands. The Company also employs harvest activities designed to promote natural regeneration.

     The Company operates three sawmills that produce construction grade lumber. Bowater Lumber produced 93.1 million board feet of lumber in 1995. This lumber is sold in the southern and midwestern United States. The Mersey Sawmill at Oak Hill, which produced 24.9 million board feet of lumber in 1995, sells to customers in eastern Canada and the United Kingdom. Pinkham Lumber produced 72.3 million board feet of lumber in 1995, with the majority of this product sold to customers in New England. The Company ships lumber by truck and rail.

RECYCLING CAPABILITY

     The Company has focused its efforts in recent years on meeting the demand for recycled content paper products, which provides an environmental benefit in reducing solid waste landfill deposits. In addition, this effort allows publishers and other customers to meet recycled content standards.

     The Company operates recycling plants at its Calhoun and East Millinocket operations. Taking a mixture of old newspapers and old magazines (generally 70% and 30%, respectively, at the Calhoun operation and 90% and 10%, respectively, at the East Millinocket operation), these plants utilize advanced mechanical and chemical processes to produce high quality pulp. When this recycled fiber is combined with virgin fiber, the resulting products, which include recycled content newsprint, directory, and specialty papers, are comparable in quality to paper produced with 100 percent virgin fiber pulp. The Company has a combined capacity to supply approximately 265,000 tons per year of recycled content fiber pulp to its paper mills. This level of output requires approximately 350,000 tons of wastepaper.

COMPETITION

     Newsprint and market pulp, two of the Company's principal products, are consumed in virtually every country of the world and produced in nearly all countries with adequate fiber sources. No proprietary process is employed in their manufacture. Newsprint and market pulp from a variety of manufacturers may be used with relatively few process changes to produce customer products. There are approximately twenty major worldwide producers of newsprint with which the Company competes. In addition, the Company faces actual and potential competition from numerous smaller producers located around the world. Price, quality, service, and the ability to produce paper with recycled content are important competitive determinants. The Company is not a major producer in the pulp market.

     The Company also faces competition in the directory and groundwood specialty markets. Price, quality, and service, as well as the ability to produce lower basis weight and recycled products, are all important competitive determinants. The Company competes with three major producers and several smaller producers of directory paper.

     The coated groundwood paper market is also competitive. Price, quality, and service are important competitive determinants, but a degree of proprietary knowledge is required in both the manufacture and use of this product, which requires close customer-supplier relationships. The Company competes with approximately twelve coated groundwood producers located in North America. In addition, there are approximately seven major offshore suppliers of coated groundwood paper that sell into the North American market. As a major supplier to printers in North America, the Company also competes with numerous worldwide suppliers of other grades of paper such as coated freesheet, supercalendered, and uncoated groundwood papers.

     In the communication papers market, the Company has differentiated itself by developing products with recycled content and by gaining the benefits of vertical integration, using the capabilities of its paper mills.

     As with other globally manufactured and sold commodities, the competitive position of the Company's products is significantly affected by the volatility of currency exchange rates. As several of the Company's primary competitors are located in Canada, Sweden, and Finland, the relative rates of exchange between those countries' currencies and the United

States dollar can have a substantial effect on the Company's ability to compete. In addition, the degree to which the Company competes with foreign producers depends in part on the level of demand abroad. Shipping costs generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.

     Trends in electronic data transmission and storage could adversely affect traditional print media, including products of the Company's customers; however, neither the timing nor the extent of those trends can be predicted with certainty. Industry reports indicate that the Company's newspaper publishing customers in North America have experienced some loss of market share to other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end uses for several of the Company's products) and cable television. These customers are also facing a decline in newspaper readership, circulation, and advertising lineage. The Company does not believe that this is the case in most overseas markets.

     Part of the Company's competitive strategy is to be a lower cost producer of its products while maintaining strict quality standards and being responsive on environmental issues. Aside from cost reduction programs and continuous improvement projects, the Company believes that its large woodland base, relative to its paper production, also provides it with a competitive advantage in controlling costs. The Company's two recycling facilities have further enhanced its competitive position by enabling it to respond to customer demand for recycled content newsprint and uncoated specialty papers.

RAW MATERIALS AND ENERGY

     The manufacture of pulp and paper requires significant amounts of wood and energy. Approximately 3.5 million cords of wood were consumed by the Company during 1995 for pulp, paper and lumber production. The Company harvests wood fiber from Company-owned properties equal to approximately 58% of its total wood fiber requirements with the balance of wood requirements purchased, primarily under contract, from local wood producers, private landowners, and sawmills (in the form of residual chips) at market prices. Wastepaper (in the form of old newspapers and magazines) is purchased from suppliers in the regions of the Company's recycling plants. These suppliers collect, sort, and bale the material before selling it to the Company, primarily under long-term contracts, with prices and available quantities fluctuating according to market conditions. The Company is one of the largest purchasers of old newspapers and old magazines in North America.

     Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers at the various mill sites from a variety of fuel sources. Internally generated electrical power at the Calhoun and Carolina Operations is used to supplement purchased electrical power. The GNP Division has the capacity to be totally self-sufficient electrically with six hydroelectric facilities located on the West Branch of the Penobscot River (containing 31 hydroelectric generators) and seven steam turbine generators located in the mill power plants.

     The Company operates its Maine hydroelectric facilities pursuant to long-term licenses granted by the Federal Energy Regulatory Commission ("FERC") or its predecessor, the Federal Power Commission. The licenses for certain dams expired on December 31, 1993. The Company is engaged in the multi-year relicensing process to obtain new 30-year licenses, while currently operating under interim licenses. In November 1994, FERC issued a draft Environmental Impact Statement addressing relicensing conditions, upon which comments have been submitted by various intervening parties. A settlement conference with all parties involved has been held, but no final result has been reached. The new licenses should be issued during 1996, according to FERC's current timetable. Although there can be no assurances, the Company believes that the new licenses will contain terms and conditions that will allow the Company to maintain most of the benefits provided under the previous licenses.

EMPLOYEES

     The Company employs approximately 5,500 people, of whom approximately 3,600 are represented by bargaining units. The labor agreement at the Company's Carolina Operation, covering all of the plant's hourly employees, expires on April 28, 1997. The labor contract with most of the plant's hourly employees at the Calhoun Operation was renegotiated in 1995 and expires July 2, 2002. The wage portion of the labor contract covering all unionized employees at the Mersey Operation expires on April 30, 1996, while the balance of the labor contract expires on April 30, 1998. Contracts covering the large majority of unionized employees of the GNP Division expired during 1995 and were renegotiated. The new contracts expire July 31, 2001. All plant facilities are situated in areas where an adequate labor pool exists and relations with employees are considered good.

TRADEMARKS AND NAME

     The Company owns the trademarked Company logo exclusively throughout the world. The Company is licensed to use the name "Bowater" in connection with the sale of all products in the Western Hemisphere, and with the sale of paper, pulp, and lumber in the Eastern Hemisphere. In 2001, the Company has an option to acquire certain ownership rights to the name "Bowater". The Company considers its interests in the Company logo and name to be valuable and necessary to the conduct of its business.

ENVIRONMENTAL MATTERS

     Information regarding environmental matters is incorporated herein by reference to page 24 of the Annual Report.

     The Company believes that its U.S. and Canadian operations are in substantial compliance with all applicable federal, state, and provincial environmental regulations, and that all currently required control equipment is in operation. While it is impossible to predict future environmental regulations that may be established, the Company believes that it will not be at a competitive disadvantage with regard to meeting future U.S. or Canadian standards.

     The Company has taken positive action to address concerns about municipal solid waste by constructing a recycle mill at its Calhoun and East Millinocket Operations. See Recycling Capability on page 3.

ITEM 2. PROPERTIES

     Information regarding the Company's properties is incorporated herein by reference to the material included in Item 1, "Business", and page 38 and the back cover page of the Annual Report.

     The Company owns all of its properties with the exception of certain timberlands, office premises, manufacturing facilities, and transportation equipment, which are leased by the Company under long-term leases. Information regarding timberland leases and operating leases is incorporated herein by reference to page 35 of the Annual Report.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, and other matters. The Company's management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 31, 1996

     The Company's executive officers, who are elected by the Board of Directors to serve one-year terms, are listed below. There are no family relationships among officers, or any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                                                                                              SERVED AS
        NAME             AGE                                    POSITION                                    OFFICER SINCE
Arnold M. Nemirow        53    Chairman, President and Chief Executive Officer                                   1994
Anthony H. Barash        53    Senior Vice President -- Corporate Affairs and General Counsel                    1996
E. Patrick Duffy         54    Senior Vice President and President -- Coated Paper & Pulp Division               1995
Arthur D. Fuller         51    Senior Vice President and President -- Newsprint Division                         1995
David G. Maffucci        45    Senior Vice President -- Chief Financial Officer and Treasurer                    1992
Donald G. McNeil         45    Senior Vice President and President -- Great Northern Paper, Inc.                 1995
Robert J. Pascal         63    Senior Vice President and President -- Communication Papers Division              1986
Donald J. D'Antuono      52    Vice President -- Corporate Development                                           1977*
Richard F. Frisch        48    Vice President -- Human Resources                                                 1995
Robert D. Leahy          44    Vice President -- Corporate Relations                                             1993
Ecton R. Manning         58    Vice President -- General Counsel                                                 1988
Robert A. Moran          51    Vice President -- Pulp and Paper Manufacturing Services                           1992
Michael F. Nocito        41    Vice President -- Controller                                                      1993
Aubrey S. Rogers         56    Vice President -- Information Services                                            1992
Wendy C. Shiba           45    Secretary and Assistant General Counsel                                           1993

* Except for the period from 1978 to 1979.

     Arnold M. Nemirow became Chairman on March 31, 1996, and Chief Executive Officer on March 1, 1995. He has served as President and a director of the Company since September 1994 and served as Chief Operating Officer from September 1994 through February 1995. Previously he served as President, Chief Executive Officer and a director of Wausau Paper Mills Company, a pulp and paper company, from July 1990 through July 1994, as Chairman, President, Chief Executive Officer and a director of Nekoosa Papers, Inc., the business papers division of Great Northern Nekoosa Corporation, from 1988 to March 1990, and as Vice President of Great Northern Nekoosa Corporation from 1984 to March 1990.

     Anthony H. Barash has been appointed Senior Vice President -- Corporate Affairs and General Counsel, effective as of April 1, 1996. From 1993 through March 31, 1996, he was a partner of the law firm Seyfarth, Shaw, Fairweather & Geraldson, where he was a member of the firm's Business Law and Real Estate Group. Previously, from 1980 to 1993, he was a senior partner of the law firm Barash & Hill, where he also concentrated in business and real estate law.

     E. Patrick Duffy became Senior Vice President and President -- Coated Paper & Pulp Division in April 1995. Previously he was President of the Telecommunications Business Unit of R.R. Donnelly and Sons, a printing company located in Chicago, Illinois, from 1993 to 1995, where he was responsible for the sale and manufacture of printed products, and President of its Catalog Group from 1990 to 1992. Previously he was a Senior Vice President of R.R. Donnelly and Sons.

     Arthur D. Fuller became Senior Vice President and President -- Newsprint Division in January 1995. Previously he was Vice President Finance, Planning & Administration of MacMillan Bloedel Packaging Inc., the containerboard and packaging business of MacMillan Bloedel Ltd., from 1993 to 1995. From 1991 to 1993 he was a partner of Nukraft, which sought to develop a recycled linerboard mill, and from 1987 to 1990 he was Vice President and General Manager of Great Southern Paper Company, the containerboard division of Great Northern Nekoosa Corporation. Earlier he held various management positions with Great Southern Paper Company.

     David G. Maffucci became Senior Vice President -- Chief Financial Officer and Treasurer in October 1995 and has served as Vice President -- Treasurer since July 1993. Previously he was Treasurer from July 1992 to July 1993. Prior to that he was Director of Financial Planning and Accounting Operations since 1987 and served as Assistant Controller since 1984.

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

     Donald J. D'Antuono was appointed Vice President -- Corporate Development in September 1991. Previously he had been Vice President -- Investor Relations from April 1984. He was Controller from 1977 to 1978, Treasurer of Mersey from 1978 to 1979 and Vice President -- Controller of the Company from 1979 to 1984.

     Richard F. Frisch became Vice President -- Human Resources in May 1995. Previously he was Director of Compensation and Benefits from June 1994 to May 1995. Prior to then he was employed by Scott Paper Company, a pulp and paper company, at its Philadelphia, Pennsylvania, headquarters, most recently as Director of Benefits from 1991 to June 1994, where he was responsible for strategic design and management of benefit plans.

     Robert D. Leahy was appointed Vice President -- Corporate Relations in March 1993. Previously he served as Director of Media Communications at International Paper Company, a paper and forest products company, from November 1989 to March 1993, where he was responsible for domestic and international media communications. He was Vice President of Corporate Communications for Andal Corporation, a metal products company, from 1987 to 1989 where he was responsible for marketing communications and investor and government relations. Previously he held various senior level communications/public affairs positions in both corporate and agency settings.

     Ecton R. Manning has been Vice President since March 1988 and General Counsel since September 1988. Previously he was Vice President, General Counsel and Secretary of U.S. Plywood Corporation from 1985 to 1987, and was Vice President and General Counsel of Continental Forest Industries, Inc., where he was employed from 1973 to 1984. Pursuant to a prior agreement, Mr. Manning has resigned his office of Vice President -- General Counsel of the Company as of April 1, 1996.

     Robert A. Moran has been Vice President -- Pulp and Paper Manufacturing Services since July 1, 1992. Prior to that he was Vice
President -- Manufacturing Services for the Pulp and Paper Group from 1991, Director of Planning and Development for the Pulp and Paper Group from August 1988 to November 1991, and also served as Assistant General Manager of the Carolina Mill from April 1988 to August 1988.

     Michael F. Nocito has been Vice President -- Controller since July 1, 1993. He served as Controller of the Company's Southern Division from October 1992 to July 1993. Prior to that he served as Assistant Controller of the Southern Division from 1988. Mr. Nocito joined the Company in 1978.

     Aubrey S. Rogers has been Vice President -- Information Services since July 1, 1992. Prior to that he was Vice President -- Information Services of the Pulp and Paper Group from 1990, and Assistant Controller -- Director of Planning and Information Services from 1989 to 1990. He also served in various other financial positions of the Company for more than twenty years.

     Wendy C. Shiba has been Secretary since July 1993, and Assistant General Counsel since June 1993. From January 1992 to June 1993, she was Corporate Chair of the City of Philadelphia Law Department where she managed the Corporate Group. She was Associate Professor of Law from 1990 to 1993 and Assistant Professor of Law from 1985 to 1990 at Temple University School of Law, where she taught subjects relating to corporate law and served as a consultant in legal writing and corporate law. Earlier she practiced corporate law in the private sector.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (a) The Company's common stock, $1 par value ("Common Stock"), is listed on the New York Stock Exchange (stock symbol BOW), the Pacific Stock Exchange, the London Stock Exchange and the Swiss Stock Exchanges. Price information with respect to the Company's Common Stock on the inside back cover page of the Annual Report is incorporated herein by reference.

     (b) As of March 22, 1996, there were 5,834 holders of record of the Company's Common Stock.

     (c) The Company paid consecutive quarterly dividends of $.15 per share of Common Stock during 1995 and 1994. On February 9, 1996, the quarterly dividend was increased to $.20 per share of Common Stock effective with the dividend payable April 1, 1996.

     Future declarations of dividends on the Company's Common Stock are discretionary with the Board of Directors, and the declaration of any such dividends will depend upon, among other things, the Company's earnings, capital requirements and financial condition. Dividends on the Common Stock may not be paid if there are any unpaid or undeclared accrued dividends on the Company's outstanding preferred stock, which currently consists of the Company's LIBOR Preferred Stock, Series A, the 7% PRIDES, Series B Convertible Preferred Stock, and 8.40% Series C Cumulative Preferred Stock, and may in the future include, upon the occurrence of certain events, the Company's Junior Participating Preferred Stock, Series A. At December 31, 1995, there were no arrearages on dividends accrued on any of the Company's preferred stock.

     In addition, the Company's ability to pay dividends on any of its preferred stock and on its Common Stock depends on its maintaining adequate net worth and compliance with the required ratio of total debt to total capital as defined in and required by the Company's current credit agreement (the "Credit Agreement"). The Credit Agreement requires the Company to maintain a minimum net worth (generally defined therein as common shareholders' equity plus any outstanding preferred stock) of $874 million as of December 31, 1995. In addition, the Credit Agreement imposes a maximum 60 percent ratio of total debt to total capital (defined therein as total debt plus net worth). At December 31, 1995, the net worth of the Company and the ratio of total debt to total capital were $1.1 billion and 42 percent, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     Information regarding the Company's financial position and operating record is incorporated herein by reference to pages 40 and 41 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information regarding the Company's business and financial results is incorporated by reference to pages 20 through 24 of the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated herein by reference to pages 25 through 39 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors is incorporated herein by reference to the material under the heading "Election of Directors -- Information on Nominees and Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders scheduled to be held May 21, 1996 (the "Proxy Statement"), to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     Information regarding the Company's executive officers is provided under the caption "Executive Officers of the Registrant as of March 31, 1996" on pages 5, 6, and 7 of this Form 10-K. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the material under the heading "Certain Information Concerning Stock Ownership" in the Proxy Statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning (1) any person or group known to the Company to be the beneficial owner of more than five percent of the Company's voting stock, and (2) ownership of the Company's equity securities by management is incorporated herein by reference to the material under the heading "Certain Information Concerning Stock Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following are filed as a part of this Report on Form 10-K:

     (1) The following are included at the indicated page in the Annual Report and are incorporated by reference herein:

                                                                                                PAGE(S)
Consolidated Statement of Operations for Each of the Years in the Three-Year Period Ended
  December 31, 1995..........................................................................        25
Consolidated Balance Sheet at December 31, 1995 and 1994.....................................        26
Consolidated Statement of Capital Accounts for Each of the Years in the Three-Year Period
  Ended December 31, 1995....................................................................        27
Consolidated Statement of Cash Flows for Each of the Years in the Three-Year Period Ended
  December 31, 1995..........................................................................        28
Notes to Consolidated Financial Statements...................................................     29-37
Independent Auditors' Report.................................................................        39

     (2) All financial statement schedules are omitted because they are not applicable, or the amounts associated with them are immaterial, or because the required information is included in the financial statements or notes thereto.

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.                                                  DESCRIPTION
    3.1       Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-51569).
    3.2       Certificate of Designations of the 7% PRIDES, Series B Convertible Preferred Stock of the Company
              (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 1,
              1994).
    3.3       Certificate of Designations of the 8.40% Series C Cumulative Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 1, 1994).
    3.4       Bylaws of the Company, amended and restated as of July 26, 1995 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1995 (the
              "September 1995 10-Q")).
    4.1       Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to the Company's
              Registration Statement No. 2-93455).
    4.2       Rights Agreement between the Company and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 4.6 to the Company's Registration No. 33-61219).
    4.2.1     Addendum to Rights Agreement substituting The Bank of New York as successor Rights Agent (incorporated by reference to Exhibit 4.6.1 to the Company's Registration Statement No. 33-61219).
    4.3       Indenture, dated as of August 1, 1989, by and between the Company and Manufacturers Hanover Trust Company, as Trustee, with respect to the 9% Debentures Due 2009 (incorporated by reference to Exhibit 4.7 to the
              Company's Registration Statement No. 33-61219).
    4.4       Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank, N.A., as
              Trustee, with respect to the 9 3/8% Debentures Due 2021 (incorporated by reference to Exhibit 4.8 to the
              Company's Annual Report on Form 10-K for 1991).
    4.5       Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank, N.A., as
              Trustee, with respect to the 8 1/2% Notes Due 2001 (incorporated by reference to Exhibit 4.9 to the
              Company's Annual Report on Form 10-K for 1991).
    4.6       Indenture, dated as of October 15, 1992, by and between the Company and The Chase Manhattan Bank (N.A.) as
              Trustee, with respect to the 8 1/4% Notes Due 1999 (incorporated by reference to Exhibit 4.10 to the
              Company's Annual Report on Form 10-K for 1992).
    4.7       Indenture, dated as of October 15, 1992, between the Company and The Chase Manhattan Bank (N.A.) as
              Trustee, with respect to the 9 1/2% Debentures Due 2012 (incorporated by reference to Exhibit 4.11 to the
              Company's Annual Report on Form 10-K for 1992).

EXHIBIT NO.                                                  DESCRIPTION
    4.8       Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
              Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's 7%
              PRIDES, Series B Convertible Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 1, 1994).
    4.9       Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
              Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's 8.40%
              Series C Cumulative Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated February 1, 1994).
    4.10      See Exhibits 3.1, 3.2, 3.3 and 3.4.
  +10.1       Employment Agreement, dated August 25, 1988, by and between the Company and A. P. Gammie (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for 1988).
  +10.1.1     Amendment to Employment Agreement, dated August 23, 1989, by and between the Company and A. P. Gammie
              (incorporated by reference to Exhibit 10.1A to the Company's Annual Report on Form 10-K for 1989).
  +10.1.2     Supplemental Benefits Conversion Agreement, dated as of November 14, 1990, by and between the Company and
              A. P. Gammie (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for
              1990).
  +10.2       Employment Agreement, dated as of July 20, 1994, by and between the Company and Arnold M. Nemirow
              (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the period ending December 31, 1994 (the "1994 10-K").
  +10.3       Employment Agreement, dated as of April 1, 1995, by and between the Company and E. Patrick Duffy
              (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1995 (the "March 1995 10-Q")).
  +10.4       Form of Employment Agreement by and between the Company and each of Robert D. Leahy, Robert A. Moran,
              Michael F. Nocito, Aubrey S. Rogers, and Wendy C. Shiba (incorporated by reference to Exhibit 10.4 to the
              Company's Annual Report on Form 10-K for 1993).
  +10.5   *   Form of Change in Control Agreement, by and between the Company and each of the executive officers listed on the schedule attached thereto.
  +10.6       Letter Agreement, dated May 1, 1995, by and between the Company and H. David Aycock (incorporated by reference to Exhibit 10.5 to the March 1995 10-Q).
  +10.6.1 *   Letter Agreement, dated October 27, 1995, by and between the Company and H. David Aycock.
  +10.7       Employment Agreement, dated May 20, 1993, by and between the Company and Robert J. Pascal (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for 1993).
  +10.7.1 *   Modification of Employment Agreement and Other Covenants, dated as of February 16, 1996, by and between the Company and Robert J. Pascal.
  +10.8       Employment Agreement, dated August 25, 1988, by and between the Company and Donald J. D'Antuono
              (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for 1993).
  +10.8.1     Amendment to Employment Agreement, dated August 23, 1989, by and between the Company and Donald J.
              D'Antuono (incorporated by reference to Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for
              1993).
  +10.9       Employment Agreement, dated as of June 1, 1995, by and between the Company and Richard F. Frisch
              (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ending June 30, 1995).
  +10.10      Employment Agreement, dated August 25, 1988, by and between the Company and Ecton R. Manning (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for 1993).
  +10.10.1    Amendment to Employment Agreement, dated August 23, 1989, by and between the Company and Ecton R. Manning
              (incorporated by reference to Exhibit 10.9.1 to the Company's Annual Report on Form 10-K for 1993).
  +10.10.2    Modification of Employment Agreement, dated as of June 11, 1992, by and between the Company and Ecton R.
              Manning (incorporated by reference to Exhibit 10.9.2 to the Company's Annual Report on Form 10-K for
              1993).
  +10.10.3*   Letter Agreement, dated as of February 15, 1996, by and between the Company and Ecton R. Manning.
  +10.11      Employment Agreement, dated as of January 12, 1995, by and between the Company and Arthur D. Fuller
              (incorporated by reference to Exhibit 10.10 to the 1994 10-K).

EXHIBIT NO.                                                  DESCRIPTION
  +10.12  *   Employment Agreement, dated as of November 1, 1995, by and between the Company and David G. Maffucci.
  +10.13      Employment Agreement, dated as of March 1, 1995, by and between the Company and Donald G. McNeil
              (incorporated by reference to Exhibit 10.12 to the 1994 10-K).
  +10.14  *   Employment Agreement, dated as of April 1, 1996, by and between the Company and Anthony H. Barash.
  +10.15      Compensatory Benefits Plan of the Company, as revised and restated as of April 30, 1991 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for 1991).
  +10.16      Annual Bonus Plan of the Company (incorporated by reference to Exhibit 10.16 to the 1994 10-K).
  +10.17      1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's
              Registration Statement No. 2-90172).
  +10.17.1    Amendment, effective January 1, 1987, to the 1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10A to the Company's Registration Statement No. 33-11228).
  +10.17.2*   Amendment to 1984 Stock Option Plan of the Company, dated as of July 22, 1987.
  +10.17.3    Amendment to 1984 Stock Option Plan of the Company, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.1B to the Company's Annual Report on Form 10-K for 1989).
  +10.17.4*   Amendment No. 4 to 1984 Stock Option Plan of the Company, dated as of August 15, 1995.
  +10.18  *   Deferred Compensation Plan for Outside Directors of the Company, as amended and restated effective January
              1, 1996.
  +10.19  *   Retirement Plan for Outside Directors of the Company, effective July 1, 1988.
  +10.19.1*   First Amendment to Retirement Plan for Outside Directors.
  +10.20  *   Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as
              amended and restated effective November 1, 1995.
  +10.20.1*   First Amendment, dated as of March 18, 1996, to the Supplemental Benefit Plan for Designated Employees of
              Bowater Incorporated and Affiliated Companies.
  +10.21      Executive Deferred Compensation Plan of the Company, effective July 1, 1994, and as amended January 1,
              1995 (incorporated by reference to Exhibit 10.29.1 to the 1994 10-K).
  +10.21.1*   Amendment to Executive Deferred Compensation Plan, dated as of November 14, 1995.
   10.22      Restated Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc. and
              Calhoun Newsprint Company (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on
              Form 10-K for 1990).
   10.23      Recycle Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc., and
              Calhoun Newsprint Company (incorporated by reference to Exhibit 10.19.1 to the Company's Annual Report on
              Form 10-K for 1993).
   10.24      Agreement, dated as of February 21, 1963, by and between Bowater Canadian Limited and The Washington Post
              Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 2-90172).
   10.25      Licensing Agreement, dated as of December 30, 1976, as amended, between the Company and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 2-90172).
   10.26      Trademark Agreement, dated May 8, 1984, between the Company and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 2-90172).
  +10.27      1988 Stock Incentive Plan of the Company (incorporated by reference to the Company's Proxy Statement for
              1988).
  +10.27.1    Amendment to 1988 Stock Incentive Plan of the Company, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to the Company's Annual Report on Form 10-K for 1989).
  +10.28      Benefit Plan Grantor Trust of the Company, dated as of May 20, 1988 (incorporated by reference to Exhibit
              10.17 to the Company's Annual Report on Form 10-K for 1989).
  +10.28.1    Amendment to Benefit Plan Grantor Trust, dated as of August 23, 1989 (incorporated by reference to Exhibit
              10.17A to the Company's Annual Report on Form 10-K for 1989).
  +10.28.2*   Supplemental Agreement to Benefit Plan Grantor Trust, dated as of May 20, 1988.
  +10.29      Executive Severance Grantor Trust of the Company, dated as of September 1, 1989 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for 1989).
  +10.29.1*   Supplemental Agreement to Executive Severance Grantor Trust of the Company, dated as of September 1, 1989.

EXHIBIT NO.                                                  DESCRIPTION
  +10.30      Outside Directors Benefit Plan Grantor Trust of the Company, dated as of September 5, 1989 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for 1989).
  +10.30.1*   Supplemental Agreement to Outside Directors Benefit Plan Grantor Trust of the Company, dated as of
              September 5, 1989.
  +10.31      Benefits Equalization Plan, dated as of August 22, 1990 (incorporated by reference to Exhibit 10.20 to the
              Company's Annual Report on Form 10-K for 1990).
  +10.32      1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on
              Form 10-K for 1991).
  +10.33  *   Long-Term Cash Incentive Plan, dated as of January 1, 1994.
  +10.33.1*   First Amendment, dated as of March 18, 1996, to the Long-Term Cash Incentive Plan dated as of January 1,
              1994.
   10.34      Credit Agreement, dated as of September 29, 1995, among the Company, each of the banks signatory thereto
              (the "Banks"), and The Chase Manhattan Bank (National Association), as administrative agent for the Banks
              (incorporated by reference to Exhibit 10.1 to the September 1995 10-Q).
   13.1   *   Copy of the Company's 1995 Annual Report to Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part hereof).
   21.1   *   Subsidiaries of the registrant.
   23.1   *   Consent of Independent Auditors.
   27.1   *   Financial Data Schedule (electronic filing only).

* Filed herewith

+ This is a management contract or compensatory plan or arrangement.

     (b) None.

     (c) The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BOWATER INCORPORATED

                                         By: /s/       ARNOLD M. NEMIROW
                                                     ARNOLD M. NEMIROW
                                               CHAIRMAN, PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER

Date: April 1, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on April 1, 1996.

                      SIGNATURE                                            TITLE

          /s/             ARNOLD M. NEMIROW             Director, Chairman, President and Chief
                  ARNOLD M. NEMIROW                       Executive Officer

          /s/              DAVID G. MAFFUCCI            Senior Vice President -- Chief Financial
                  DAVID G. MAFFUCCI                       Officer and Treasurer

          /s/              MICHAEL F. NOCITO            Vice President -- Controller
                  MICHAEL F. NOCITO

         /s/              FRANCIS J. AGUILAR            Director
                  FRANCIS J. AGUILAR

          /s/               H. DAVID AYCOCK             Director
                   H. DAVID AYCOCK

           /s/                RICHARD BARTH             Director
                    RICHARD BARTH

          /s/              KENNETH M. CURTIS            Director
                  KENNETH M. CURTIS

          /s/             H. GORDON MACNEILL            Director
                  H. GORDON MACNEILL

          /s/             DONALD R. MELVILLE            Director
                  DONALD R. MELVILLE

          /s/                 JAMES L. PATE             Director
                    JAMES L. PATE

          /s/                 JOHN A. ROLLS             Director
                    JOHN A. ROLLS

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                  DESCRIPTION
    3.1       Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-51569).
    3.2       Certificate of Designations of the 7% PRIDES, Series B Convertible Preferred Stock of the Company
              (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 1,
              1994).
    3.3       Certificate of Designations of the 8.40% Series C Cumulative Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 1, 1994).
    3.4       Bylaws of the Company, amended and restated as of July 26, 1995 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1995 (the
              "September 1995 10-Q")).
    4.1       Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to the Company's
              Registration Statement No. 2-93455).
    4.2       Rights Agreement between the Company and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 4.6 to the Company's Registration No. 33-61219).
    4.2.1     Addendum to Rights Agreement substituting The Bank of New York as successor Rights Agent (incorporated by reference to Exhibit 4.6.1 to the Company's Registration Statement No. 33-61219).
    4.3       Indenture, dated as of August 1, 1989, by and between the Company and Manufacturers Hanover Trust Company, as Trustee, with respect to the 9% Debentures Due 2009 (incorporated by reference to Exhibit 4.7 to the
              Company's Registration Statement No. 33-61219).
    4.4       Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank, N.A., as
              Trustee, with respect to the 9 3/8% Debentures Due 2021 (incorporated by reference to Exhibit 4.8 to the
              Company's Annual Report on Form 10-K for 1991).
    4.5       Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank, N.A., as
              Trustee, with respect to the 8 1/2% Notes Due 2001 (incorporated by reference to Exhibit 4.9 to the
              Company's Annual Report on Form 10-K for 1991).
    4.6       Indenture, dated as of October 15, 1992, by and between the Company and The Chase Manhattan Bank (N.A.) as
              Trustee, with respect to the 8 1/4% Notes Due 1999 (incorporated by reference to Exhibit 4.10 to the
              Company's Annual Report on Form 10-K for 1992).
    4.7       Indenture, dated as of October 15, 1992, between the Company and The Chase Manhattan Bank (N.A.) as
              Trustee, with respect to the 9 1/2% Debentures Due 2012 (incorporated by reference to Exhibit 4.11 to the
              Company's Annual Report on Form 10-K for 1992).
    4.8       Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
              Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's 7%
              PRIDES, Series B Convertible Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 1, 1994).
    4.9       Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
              Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's 8.40%
              Series C Cumulative Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated February 1, 1994).
    4.10      See Exhibits 3.1, 3.2, 3.3 and 3.4.
  +10.1       Employment Agreement, dated August 25, 1988, by and between the Company and A. P. Gammie (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for 1988).
  +10.1.1     Amendment to Employment Agreement, dated August 23, 1989, by and between the Company and A. P. Gammie
              (incorporated by reference to Exhibit 10.1A to the Company's Annual Report on Form 10-K for 1989).
  +10.1.2     Supplemental Benefits Conversion Agreement, dated as of November 14, 1990, by and between the Company and
              A. P. Gammie (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for
              1990).
  +10.2       Employment Agreement, dated as of July 20, 1994, by and between the Company and Arnold M. Nemirow
              (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the period ending December 31, 1994 (the "1994 10-K").

EXHIBIT NO.                                                  DESCRIPTION
  +10.3       Employment Agreement, dated as of April 1, 1995, by and between the Company and E. Patrick Duffy
              (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1995 (the "March 1995 10-Q")).
  +10.4       Form of Employment Agreement by and between the Company and each of Robert D. Leahy, Robert A. Moran,
              Michael F. Nocito, Aubrey S. Rogers, and Wendy C. Shiba (incorporated by reference to Exhibit 10.4 to the
              Company's Annual Report on Form 10-K for 1993).
  +10.5   *   Form of Change in Control Agreement, by and between the Company and each of the executive officers listed on the schedule attached thereto.
  +10.6       Letter Agreement, dated May 1, 1995, by and between the Company and H. David Aycock (incorporated by reference to Exhibit 10.5 to the March 1995 10-Q).
  +10.6.1 *   Letter Agreement, dated October 27, 1995, by and between the Company and H. David Aycock.
  +10.7       Employment Agreement, dated May 20, 1993, by and between the Company and Robert J. Pascal (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for 1993).
  +10.7.1 *   Modification of Employment Agreement and Other Covenants, dated as of February 16, 1996, by and between the Company and Robert J. Pascal.
  +10.8       Employment Agreement, dated August 25, 1988, by and between the Company and Donald J. D'Antuono
              (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for 1993).
  +10.8.1     Amendment to Employment Agreement, dated August 23, 1989, by and between the Company and Donald J.
              D'Antuono (incorporated by reference to Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for
              1993).
  +10.9       Employment Agreement, dated as of June 1, 1995, by and between the Company and Richard F. Frisch
              (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ending June 30, 1995).
  +10.10      Employment Agreement, dated August 25, 1988, by and between the Company and Ecton R. Manning (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for 1993).
  +10.10.1    Amendment to Employment Agreement, dated August 23, 1989, by and between the Company and Ecton R. Manning
              (incorporated by reference to Exhibit 10.9.1 to the Company's Annual Report on Form 10-K for 1993).
  +10.10.2    Modification of Employment Agreement, dated as of June 11, 1992, by and between the Company and Ecton R.
              Manning (incorporated by reference to Exhibit 10.9.2 to the Company's Annual Report on Form 10-K for
              1993).
  +10.10.3*   Letter Agreement, dated as of February 15, 1996, by and between the Company and Ecton R. Manning.
  +10.11      Employment Agreement, dated as of January 12, 1995, by and between the Company and Arthur D. Fuller
              (incorporated by reference to Exhibit 10.10 to the 1994 10-K).
  +10.12  *   Employment Agreement, dated as of November 1, 1995, by and between the Company and David G. Maffucci.
  +10.13      Employment Agreement, dated as of March 1, 1995, by and between the Company and Donald G. McNeil
              (incorporated by reference to Exhibit 10.12 to the 1994 10-K).
  +10.14  *   Employment Agreement, dated as of April 1, 1996, by and between the Company and Anthony H. Barash.
  +10.15      Compensatory Benefits Plan of the Company, as revised and restated as of April 30, 1991 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for 1991).
  +10.16      Annual Bonus Plan of the Company (incorporated by reference to Exhibit 10.16 to the 1994 10-K).
  +10.17      1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's
              Registration Statement No. 2-90172).
  +10.17.1    Amendment, effective January 1, 1987, to the 1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10A to the Company's Registration Statement No. 33-11228).
  +10.17.2*   Amendment to 1984 Stock Option Plan of the Company, dated as of July 22, 1987.
  +10.17.3    Amendment to 1984 Stock Option Plan of the Company, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.1B to the Company's Annual Report on Form 10-K for 1989).
  +10.17.4*   Amendment No. 4 to 1984 Stock Option Plan of the Company, dated as of August 15, 1995.
  +10.18  *   Deferred Compensation Plan for Outside Directors of the Company, as amended and restated effective January
              1, 1996.
  +10.19  *   Retirement Plan for Outside Directors of the Company, effective July 1, 1988.
  +10.19.1*   First Amendment to Retirement Plan for Outside Directors.
  +10.20  *   Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as
              amended and restated effective November 1, 1995.

EXHIBIT NO.                                                  DESCRIPTION
  +10.20.1*   First Amendment, dated as of March 18, 1996, to the Supplemental Benefit Plan for Designated Employees of
              Bowater Incorporated and Affiliated Companies.
  +10.21      Executive Deferred Compensation Plan of the Company, effective July 1, 1994, and as amended January 1,
              1995 (incorporated by reference to Exhibit 10.29.1 to the 1994 10-K).
  +10.21.1*   Amendment to Executive Deferred Compensation Plan, dated as of November 14, 1995.
   10.22      Restated Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc. and
              Calhoun Newsprint Company (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on
              Form 10-K for 1990).
   10.23      Recycle Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc., and
              Calhoun Newsprint Company (incorporated by reference to Exhibit 10.19.1 to the Company's Annual Report on
              Form 10-K for 1993).
   10.24      Agreement, dated as of February 21, 1963, by and between Bowater Canadian Limited and The Washington Post
              Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 2-90172).
   10.25      Licensing Agreement, dated as of December 30, 1976, as amended, between the Company and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 2-90172).
   10.26      Trademark Agreement, dated May 8, 1984, between the Company and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 2-90172).
  +10.27      1988 Stock Incentive Plan of the Company (incorporated by reference to the Company's Proxy Statement for
              1988).
  +10.27.1    Amendment to 1988 Stock Incentive Plan of the Company, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to the Company's Annual Report on Form 10-K for 1989).
  +10.28      Benefit Plan Grantor Trust of the Company, dated as of May 20, 1988 (incorporated by reference to Exhibit
              10.17 to the Company's Annual Report on Form 10-K for 1989).
  +10.28.1    Amendment to Benefit Plan Grantor Trust, dated as of August 23, 1989 (incorporated by reference to Exhibit
              10.17A to the Company's Annual Report on Form 10-K for 1989).
  +10.28.2*   Supplemental Agreement to Benefit Plan Grantor Trust, dated as of May 20, 1988.
  +10.29      Executive Severance Grantor Trust of the Company, dated as of September 1, 1989 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for 1989).
  +10.29.1*   Supplemental Agreement to Executive Severance Grantor Trust of the Company, dated as of September 1, 1989.
  +10.30      Outside Directors Benefit Plan Grantor Trust of the Company, dated as of September 5, 1989 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for 1989).
  +10.30.1*   Supplemental Agreement to Outside Directors Benefit Plan Grantor Trust of the Company, dated as of
              September 5, 1989.
  +10.31      Benefits Equalization Plan, dated as of August 22, 1990 (incorporated by reference to Exhibit 10.20 to the
              Company's Annual Report on Form 10-K for 1990).
  +10.32      1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on
              Form 10-K for 1991).
  +10.33  *   Long-Term Cash Incentive Plan, dated as of January 1, 1994.
  +10.33.1*   First Amendment, dated as of March 18, 1996, to the Long-Term Cash Incentive Plan dated as of January 1,
              1994.
   10.34      Credit Agreement, dated as of September 29, 1995, among the Company, each of the banks signatory thereto
              (the "Banks"), and The Chase Manhattan Bank (National Association), as administrative agent for the Banks
              (incorporated by reference to Exhibit 10.1 to the September 1995 10-Q).
   13.1   *   Copy of the Company's 1995 Annual Report to Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part hereof).
   21.1   *   Subsidiaries of the registrant.
   23.1   *   Consent of Independent Auditors.
   27.1   *   Financial Data Schedule (electronic filing only).

* Filed herewith

+ This is a management contract or compensatory plan or arrangement.