Form 10-Q
period 1996-03-31
BOWATER INC
filed 1996-04-23
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

                            (864) 271-7733
             (Registrant's telephone number, including area code)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 9, 1996.

          Class                                Outstanding at April 9, 1996

Common Stock, $1.00 Par Value                      37,723,940 Shares

                              BOWATER INCORPORATED

                                    I N D E X







                                                                     Page
                                                                    Number


  PART I   FINANCIAL INFORMATION

           1.  Financial Statements:

               Consolidated Balance Sheet at March 31, 1996
               and December 31, 1995                                    3

               Consolidated Statement of Operations for the
               Three Months Ended March 31, 1996 and
               March 31, 1995                                           4

               Consolidated Statement of Capital Accounts
               for the Three Months Ended March 31, 1996                5

               Consolidated Statement of Cash Flows for the
               Three Months Ended March 31, 1996 and March
               31, 1995                                                 6

               Notes to Consolidated Financial Statements             7-8

           2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations         9-12


  PART II OTHER INFORMATION

           6.  Exhibits and Reports on Form 8-K                        13

  SIGNATURES                                                           14


                                      (2)
PART I
                            BOWATER INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                  (Unaudited, in thousands)

                                                             March 31,          December 31,
                                                               1996                 1995
                                                           --------------      ---------------

                    ASSETS
Current assets:
  Cash and cash equivalents (Note 2)                     $       345,713     $        264,571
  Accounts receivable, net                                       212,149              241,847
  Inventories (Note 3)                                           194,042              154,662
  Other current assets                                            13,408               12,943
                                                           --------------      ---------------
    Total current assets                                         765,312              674,023
                                                           --------------      ---------------

Timber and timberlands                                           392,268              430,400
Fixed assets, net                                              1,680,572            1,711,003
Intangible assets, net                                            22,547               23,733
Other assets                                                      67,539               69,006
                                                           ==============      ===============
                                                         $     2,928,238     $      2,908,165
                                                           ==============      ===============
            LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt                 $         1,600     $          1,600
  Accounts payable and accrued liabilities                       184,909              189,424
  Income taxes payable                                            50,353               85,472
  Dividends payable                                               10,463                8,826
                                                           --------------      ---------------
    Total current liabilities                                    247,325              285,322
                                                           --------------      ---------------

Long-term debt, net of current installments                      815,187              816,532
Other long-term liabilities                                      186,489              181,411
Deferred income taxes                                            351,183              329,101
Minority interests in subsidiaries                               137,534              150,768
Commitments and contingencies (Note 4)
Redeemable LIBOR preferred stock                                  49,651               49,619

Shareholders' equity:
   Series B convertible preferred stock                          111,333              111,333
   Series C cumulative preferred stock                            25,465               25,465
   Common stock                                                   39,743               39,501
   Additional paid-in capital                                    416,069              410,007
   Retained earnings                                             643,361              541,205
   Equity adjustments                                            (12,918)             (13,128)
   Loan to ESOT                                                   (7,613)              (8,033)
   Treasury stock, at cost (Note 5)                              (74,571)             (10,938)
                                                           --------------      ---------------
    Total shareholders' equity                                 1,140,869            1,095,412
                                                           ==============      ===============
                                                         $     2,928,238     $      2,908,165
                                                           ==============      ===============





          See accompanying notes to consolidated financial statements.
                                                (3)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands except per share amounts)

                                                                          Three Months Ended
                                                                  ----------------------------------
                                                                   March 31,            March 31,
                                                                     1996                 1995
                                                                  ------------        --------------

Net sales                                                       $     468,883       $       449,478
Cost of sales                                                         260,006               284,777
Depreciation, amortization and cost of timber harvested                45,205                44,638
                                                                  ------------        --------------
    Gross profit                                                      163,672               120,063
Selling and administrative expense                                     20,951                22,810
                                                                  ------------        --------------
    Operating income                                                  142,721                97,253

Other expense (income):
  Interest income                                                      (4,852)               (1,849)
  Interest expense, net of capitalized interest (Note 6)               18,347                23,304
  Gain on sale of timberlands (Note 7)                                (74,863)                 (364)
  Other, net                                                             (434)                 (652)
                                                                  ------------        --------------
                                                                      (61,802)               20,439
                                                                  ------------        --------------

Income before income taxes and minority interests                     204,523                76,814

Provision for income taxes (Note 8)                                    75,674                29,577
Minority interests in net income of subsidiaries                       15,944                 2,184
                                                                  ------------        --------------

Income before extraordinary charge                                    112,905                45,053
Extraordinary charge, net of taxes of $3,808                               -                 (6,084)
                                                                  ------------        --------------

Net income                                                      $     112,905       $        38,969
                                                                  ============        ==============

Earnings per common and common equivalent share (Note 9):
  Income before extraordinary charge                            $        2.59    $             1.02
  Extraordinary charge                                                      -                 (0.15)
                                                                  ============        ==============
    Net income                                                  $        2.59    $             0.87
                                                                  ============        ==============

Average common and common equivalent shares outstanding                43,208                41,531
                                                                  ============        ==============

Earnings per common share - assuming full dilution (Note 9):
  Income before extraordinary charge                            $        2.53    $             0.99
  Extraordinary charge                                                     -                  (0.14)
                                                                  ============        ==============
    Net income                                                  $        2.53    $             0.85
                                                                  ============        ==============

Average common and common equivalent shares outstanding                44,089                42,735
                                                                  ============        ==============

               See accompanying notes to consolidated financial statements.

                                         (4)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                         Three Months Ended March 31, 1996
                (Unaudited, in thousands except per share amounts)




                                   Series A       Series B    Series C
                                     LIBOR      Convertible  Cumulative         Additional
                                   Preferred     Preferred   Preferred Common    Paid in     Retained    Equity   Loan to Treasury
                                     Stock         Stock       Stock   Stock     Capital     Earnings  Adjustments  ESOT    Stock
                                 ---------------------------------------------------------------------------------------------------

Balance at December 31, 1995       $49,619   $111,333   $  25,465   $39,501   $410,007   $ 541,205    $ (13,128)   $(8,033) (10,938)

Net income                             --         --          --        --        --       112,905         --         --       --

Dividends on common stock($.20 per
   share)                              --         --          --        --        --        (7,551)        --         --       --

Dividends on preferred stock:
  LIBOR ($0.60 per share)              --         --          --        --        --          (600)        --         --       --
  Series B ($1.65 per share)           --         --          --        --        --        (2,011)        --         --       --
  Series C ($2.10 per share)           --         --          --        --        --          (555)        --         --       --

Increase in stated value of LIBOR
  preferred stock                        32       --          --        --        --           (32)        --         --       --

Common stock issued for exercise
   of stock options                    --         --          --         242     6,062        --           --         --       --

Reduction in loan to ESOT              --         --          --        --        --          --           --          420     --

Purchase of common stock               --         --          --        --        --          --           --         --    (63,638)

Treasury stock used for employee
   benefit and dividend
   reinvestment plans                  --         --          --        --        --          --           --         --          5

Foreign currency translation           --         --          --        --        --          --            210       --       --
                                    -------   --------   ---------   -------   --------   ---------    ---------   -------  -------
 Balance at March 31, 1996          $49,651   $111,333   $  25,465   $39,743   $416,069   $ 643,361    $ (12,918)  $(7,613) (74,571)
                                    =======   ========   =========   =======   ========   =========    =========   =======  =======

          See accompanying notes to consolidated financial statements.
                                       (5)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                      Three Months Ended
                                                             -----------------------------------------
                                                             March 31,                March 31,
                                                                1996                    1995
                                                           -----------------      --------------------
Cash flows from operating activities:
Net income                                                   $ 112,905              $ 38,969
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested         45,205                44,638
Deferred income taxes                                           22,039                14,250
Minority interests                                              15,944                 2,184
Gain from sale of timberlands                                  (74,863)                 (364)
Extraordinary charge, net of taxes                                --                   6,084
Change in working capital:
  Accounts receivable, net                                      29,698                (8,974)
  Inventories                                                  (39,380)               (6,705)
  Accounts payable and accrued liabilities                      (6,456)               (9,910)
  Income taxes payable                                         (33,284)               13,940
Other, net                                                       6,659                 3,112
                                                               -------              --------
          Net cash provided by operating activities             78,467                97,224
                                                               -------              --------

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands          (14,404)              (21,869)
Disposition of fixed assets, timber and timberlands            113,714                 1,233
                                                               -------               -------
          Net cash from (used in) investing activities          99,310               (20,636)
                                                               -------               -------

Cash flows from financing activities:
Cash dividends, including minority interests (Note 10)         (38,249)              (10,052)
Purchase of common stock                                       (63,638)                 --
Payments of long-term debt                                      (1,419)             (191,101)
Other                                                            6,671                 7,151
                                                               -------              --------
          Net cash used in financing activities                (96,635)             (194,002)
                                                               -------              --------

Net increase(decrease) in cash and cash equivalents          $  81,142              $(117,414)

Cash and cash equivalents at beginning of year                 264,571                154,768
                                                              --------              ---------

Cash and cash equivalents at end of period                    $345,713                $37,354
                                                              ========              =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest, net of capitalized interest                      $(15,508)              $(18,815)
  Income taxes                                               $(86,919)              $(1,387)



          See accompanying notes to consolidated financial statements.
                                              (6)

                    BOWATER INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1) The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company). The consolidated balance sheet as of March 31, 1996 and the related consolidated statements of operations, capital accounts and cash flows for the interim periods ended March 31, 1996 and March 31, 1995 are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2) Cash and cash equivalents generally consist of cash and short-term investment grade marketable securities. Such investments are stated at cost, which approximates fair market value, and are considered cash equivalents for purposes of reporting cash flows.

3) The composition of inventories at March 31, 1996 and December 31, 1995 was as follows (in thousands):

                                        March 31, 1996      December 31, 1995
                                        --------------      -----------------
    (Unaudited)

    At lower of cost or market:
      Raw materials                        $ 35,894             $ 39,520
      Work in process                         2,775                3,014
      Finished goods                         89,642               48,854
      Mill stores and other supplies         80,156               81,301
                                           --------             --------
                                            208,467              172,689

      Excess of current cost over
       LIFO inventory value                 (14,425)             (18,027)
                                           --------             --------
                                           $194,042             $154,662
                                           ========             ========


4) The Company is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, and other matters. The Company's management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.

5) On February 9, 1996, the Company announced that its Board of Directors authorized the repurchase of up to 10 percent of the Company's outstanding common stock within the next twelve months. During the first quarter of 1996, the Company repurchased 1.6 million shares at a total cost of $63,638,000, representing 4.2 percent of the common shares outstanding at December 31, 1995. The shares were recorded at cost in the Shareholders' equity section of the Consolidated Balance Sheet at March 31, 1996.

6) Total interest expense for the first quarter of 1996 was $18,347,000 versus $23,304,000 for the first quarter of 1995. The $4,957,000 savings is a result of the two debt retirements the Company completed during 1995, causing a lower level of borrowings outstanding in 1996 versus 1995.



                                     (7)

                    BOWATER INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


 7) During the first quarter of 1996, the Company sold approximately 104,000 acres of timberlands located in Alabama and South Carolina with proceeds of $113,714,000 and a pre-tax gain of $74,863,000 or $.84 per fully diluted share, after tax.

8)  The effective tax rate for the first quarter of 1996 was 37.0 percent versus
    38.5 percent for the first quarter of 1995.

9) The calculation of earnings per share for the quarters ended March 31, 1996 and March 31, 1995, includes a deduction of $1,187,000 and $2,852,000, respectively, for the dividend requirements of the Company's LIBOR and Series C preferred stock and the amortization of the difference between the net proceeds from the LIBOR preferred stock and its mandatory redemption value. The decrease in the amount of dividends in the first quarter of 1996 versus the first quarter of 1995 is a result of the partial redemption of Series C preferred stock completed in late 1995.

10) On January 4, 1996,  the Board of  Directors  of Calhoun  Newsprint  Company
    (CNC) declared a $60,000,000 dividend. As a result, $29,400,000 was paid to the minority shareholder on January 5, 1996.








                                    (8)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Summary

       Earnings for the first quarter of 1996 totaled $75.9 million, or $1.69 per fully diluted share, before a $37.0 million after tax gain, or $.84 per fully diluted share, realized on the sale of approximately 104,000 acres of timberlands located in Alabama and South Carolina. This compares to net income of $45.1 million, or $.99 per fully diluted share, for the same period last year, before an extraordinary after tax charge of $6.1 million, or $.14 per fully diluted share for premium and expenses related to the repurchase of outstanding debt. Net sales for the first quarter of 1996 totaled $468.9 million, compared to $449.5 million for the comparable quarter of 1995.


Product Line Information:
 (Unaudited, $ in thousands)

                                                     Quarter Ended
                                                 March 31,   March 31,
                                                   1996        1995

Net sales:
    Newsprint                                    $235,683    $168,513
    Directory and uncoated
      groundwood specialties                       59,783      45,376
    Coated groundwood                              98,755      95,272
    Pulp                                           18,576      56,736
    Communication papers                           50,973      67,067
    Lumber, stumpage and
      other products                               28,382      41,429
    Distribution costs                            (23,269)    (24,915)
                                                 $468,883    $449,478

Operating income                                 $142,721    $ 97,253




                                   (9)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

            Three Months Ended March 31, 1996 versus March 31, 1995

        For the first quarter of 1996, the Company's operating income of $142.7 million improved $45.4 million compared to the first quarter of 1995. This positive variation is primarily attributable to higher selling prices in the Company's three principal products; newsprint, coated groundwood paper, and directory. These price gains were partially offset by significantly lower market pulp selling prices and volume, when compared to the first quarter of 1995.

        Average transaction prices for newsprint increased 39 percent in the first quarter of 1996 compared to the same period last year and increased slightly from 1995 fourth quarter levels. Strong foreign market demand, coupled with a lack of significant capacity growth allowed for several price increases during 1995. Despite growth in the world market, consumption of newsprint by U.
S. daily newspapers declined 4 percent in 1995 compared to 1994 and 10 percent during the first two months of 1996 compared to the same period in 1995. In addition, inventory levels of U. S. daily newspaper publishers increased to a 55 day supply at the end of February, 1996 compared to a 38 day supply at the end of February, 1995. Excessive publisher inventories and weak consumption led the Company to cancel its April 1 newsprint price increase and second quarter newsprint pricing is experiencing downward pressure. Future newsprint price changes will depend on global economic conditions, which influence demand, and capacity changes.

        During 1995, the Company was able to increase its coated groundwood paper prices. This was based on strong demand, as evidenced by increases in U.
S.  magazine  advertising  pages  in  1995  compared  to  1994,  and a  lack  of significant new capacity in North America. First quarter 1996 average transaction prices were 23 percent higher than the year ago period; however, they were slightly lower than the fourth quarter of 1995 prices. Demand for coated groundwood papers has weakened in the first quarter of 1996, as customers appear to be reducing inventories and consumption. U. S. coated groundwood paper shipments during January and February of 1996 were 19 percent lower than the first two months of 1995. Coated groundwood paper pricing for the second quarter of 1996 continues to weaken as customers continue to decrease inventories.

        The profitability of the Company's market pulp product line is dependent upon global economic conditions and the worldwide demand for paper. In 1995, many countries experienced healthy economies coupled with moderate pulp capacity expansions and improved paper demand. These conditions enabled the Company to implement several price increases during 1995. In the fourth quarter of 1995, as demand for many paper grades began to decrease, the demand for market pulp declined. This weakening in demand impacted first quarter 1996 prices. The Company's average transaction prices for the first quarter of 1996 decreased 27 percent compared to last year's first quarter and 41 percent compared to the fourth quarter of 1995. The Company's tonnage


                                    (10)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

            Three Months Ended March 31, 1996 versus March 31, 1995


shipments of market pulp in the first quarter of 1996 were 55 percent lower than the year ago period resulting in significantly higher Company inventories. On average, prices in the near term are expected to be lower than the first quarter; however, if the current level of demand is sustained, shipments are expected to increase and inventories should decline. As a world traded commodity, pulp price movements generally are a function of global demand from non-integrated consumers and the available supply.

        The Communication Papers Division operating results decreased in the first quarter of 1996 compared to the first quarter of 1995. While average transaction prices increased slightly comparing these periods, higher raw material costs and lower tonnage shipments offset the transaction price gains. Beginning April 1, the Company proceeded to close three of the eight manufacturing facilities of the Communication Papers Division. The current production levels from these sites will be completely met by the remaining facilities.

        Operating results for the Company's directory products increased in the first quarter of 1996 compared to the first quarter of 1995. The Company implemented a January, 1996 price increase for directory paper. Average transaction prices for directory were 33 percent higher in the first quarter of 1996 compared to the first quarter of 1995.

        Operating results for the Company's lumber products were lower in the first quarter of 1996 versus the first quarter of 1995 due to the decline in lumber prices throughout 1995, which continued into the first quarter of 1996. Lumber prices are still depressed due to fewer housing starts in 1995 and the first quarter of 1996, versus 1994. Stumpage operating results for the first quarter of 1996 also decreased, compared to the year ago period. Shipments, and to a lesser degree, transaction prices, declined.


                       Liquidity and Capital Resources

        During the first quarter of 1996, the Company's operations generated $78.5 million of cash compared to $97.2 million of cash during the first quarter of 1995, a decrease of $18.7 million. This decrease arose primarily as a result of significantly higher tax payments of $85.5 million, as the Company settled the majority of its 1995 tax liability of $73.5 million, that it was able to defer during 1995. Reducing the effects of this were higher operating income of $45.5 million; higher interest income of $3.0 million due to increased cash balances; lower interest paid of $3.3 million resulting from debt prepayments completed in 1995; and lower working capital of $7.2 million.





                                    (11)

                    BOWATER INCORPORATED AND SUBSIDIARIES

                    Management's Discussion and Analysis
              of Financial Condition and Results of Operations


                       Liquidity and Capital Resources


        Capital expenditures for the first quarter of 1996 decreased $7.5 million compared to the first quarter of 1995. The decrease reflects the completion of two large projects in 1995, specifically, a new waste treatment plant at the Company's Mersey Operation and a new lime kiln at the Company's Catawba mill. The Company expects total capital expenditures for 1996 to approximate $170 million and will fund these expenditures from internal cash flow.

        In the first quarter of 1996, the Company sold approximately 104,000 acres of timberlands located in Alabama and South Carolina resulting in proceeds of $113.7 million. The Company expects to close on the sale of additional timberlands in the second quarter that will generate proceeds of approximately $26 million.

        On January 4, 1996, the Board of Directors of CNC (a joint venture in which the Company owns 51 percent) declared a $60.0 million dividend. As a result, $29.4 million was paid to the minority shareholder on January 5, 1996. This transaction accounted for the large increase in cash dividends in the first quarter of 1996 versus the same period last year. In February, 1996, the Company announced a 33 percent increase in its quarterly common dividend from $.15 per share to $.20 per share, effective with the April 1, 1996, dividend payment.

        On February 9, 1996, the Company's Board of Directors authorized management to repurchase up to 10 percent of the Company's outstanding common stock within the next twelve months. During the first quarter, the Company repurchased 1.6 million shares at a cost of $63.6 million representing 4.2 percent of the common shares outstanding at December 31, 1995. In the first quarter of 1995, the Company similarly reduced its capital by repurchasing $182 million of its 8.5% Notes due December, 2001, at a total cost of $191.1 million. Depending on cash availability, its alternative uses, and the general level of interest rates, the Company may, through various means, repurchase additional debt during 1996.

        As a result of the foregoing, cash and cash equivalents increased $81.1 million since December 31, 1995, bringing the first quarter's balance to $345.7 million. This compares to a decrease in cash and cash equivalents in the previous year quarter of $117.4 million, resulting in a first quarter balance of $37.4 million.










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





Dated: April 23, 1996

























                                     (14)