Form 10-Q
period 1996-06-30
BOWATER INC
filed 1996-08-14
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996.

          Class                                Outstanding at July 31, 1996

Common Stock, $1.00 Par Value                         37,415,537 Shares

                              BOWATER INCORPORATED

                                    I N D E X







                                                                    Page
                                                                   Number


  PART I   FINANCIAL INFORMATION

           1.  Financial Statements:

               Consolidated Balance Sheet at June 30, 1996
               and December 31, 1995                                   3

               Consolidated Statement of Operations for the
               Three and Six Months Ended June 30, 1996 and
               June 30, 1995                                           4

               Consolidated Statement of Capital Accounts
               for the Six Months Ended June 30, 1996                  5

               Consolidated Statement of Cash Flows for the
               Six Months Ended June 30, 1996 and June 30,
               1995                                                    6

               Notes to Consolidated Financial Statements            7-8

           2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations        9-14


  PART II OTHER INFORMATION

           4.  Submission of Matters to a Vote of
               Security Holders                                       15

           6.  Exhibits and Reports on Form 8-K                       15


  SIGNATURES                                                          16






                                       (2)

PART I
                                BOWATER INCORPORATED AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                                      (Unaudited, in thousands)


                                                                      June 30,           December 31,
                                                                        1996                 1995
                                                                   ---------------       --------------
                       ASSETS
Current assets:
  Cash and cash equivalents (Note 2)                             $        142,894      $       264,571
  Marketable securities (Note 2)                                          191,016                            -
  Accounts receivable, net                                                241,499              241,847
  Inventories (Note 3)                                                    167,732              154,662
  Other current assets                                                     14,622               12,943
                                                                   ---------------       --------------
    Total current assets                                                  757,763              674,023
                                                                   ---------------       --------------

Timber and timberlands                                                    394,260              430,400
Fixed assets, net                                                       1,656,387            1,711,003
Intangible assets, net                                                     21,361               23,733
Other assets                                                               63,492               69,006
                                                                   ===============       ==============
                                                                 $      2,893,263      $     2,908,165
                                                                   ===============       ==============
              LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt                         $          1,604      $         1,600
  Accounts payable and accrued liabilities                                182,758              189,424
  Income taxes payable                                                     13,141               85,472
  Dividends payable                                                        10,205                8,826
                                                                   ---------------       --------------
    Total current liabilities                                             207,708              285,322
                                                                   ---------------       --------------

Long-term debt, net of current installments (Note 4)                      786,996              816,532
Other long-term liabilities                                               190,000              181,411
Deferred income taxes                                                     354,689              329,101
Minority interests in subsidiaries                                        144,080              150,768
Commitments and contingencies (Note 5)
Redeemable LIBOR preferred stock                                           49,683               49,619

Shareholders' equity:
   Series B convertible preferred stock                                   111,333              111,333
   Series C cumulative preferred stock                                     25,465               25,465
   Common stock                                                            39,862               39,501
   Additional paid-in capital                                             420,885              410,007
   Retained earnings                                                      675,179              541,205
   Equity adjustments                                                     (13,117)             (13,128)
   Loan to ESOT                                                            (7,188)              (8,033)
   Treasury stock, at cost (Note 6)                                       (92,312)             (10,938)
                                                                   ---------------       --------------
    Total shareholders' equity                                          1,160,107            1,095,412
                                                                   ===============       ==============
                                                                 $      2,893,263      $     2,908,165
                                                                   ===============       ==============



          See accompanying notes to consolidated financial statements.
                                       (3)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands except per share amounts)




                                                          Three Months Ended             Six Months Ended
                                                     ----------------------------------------------------------
                                                      June 30,        June 30,       June 30,       June 30,
                                                        1996            1995           1996           1995
                                                     ------------    ------------  -------------   ------------
Net sales                                          $     453,951   $     486,836 $      922,834  $     936,314
Cost of sales (Note 7)                                   297,432         297,815        557,438        582,592
Depreciation, amortization and cost of timber harvested   42,477          42,754         87,682         87,392
                                                     ------------    ------------  -------------   ------------
    Gross profit                                         114,042         146,267        277,714        266,330
Selling and administrative expense (Note 7)               23,703          28,587         44,654         51,397
                                                     ------------    ------------  -------------   ------------
    Operating income                                      90,339         117,680        233,060        214,933

Other expense (income):
  Interest income (Note 8)                                (5,191)         (1,393)       (10,043)        (3,242)
  Interest expense, net of capitalized interest (Note 8)  18,223          20,310         36,570         43,614
  Gain on sale of timberlands (Note 9)                    (1,838)            (21)       (76,701)          (385)
  Other, net                                              (1,919)         (4,163)        (2,353)        (4,815)
                                                     ------------    ------------  -------------   ------------
                                                           9,275          14,733        (52,527)        35,172
                                                     ------------    ------------  -------------   ------------

Income before income taxes and minority interests         81,064         102,947        285,587        179,761

Provision for income taxes (Note 10)                      29,994          36,935        105,668         66,512
Minority interests in net income of subsidiaries           6,727           6,181         22,671          8,365
                                                     ------------    ------------  -------------   ------------

Income before extraordinary charge                        44,343          59,831        157,248        104,884
Extraordinary charge, net of taxes of $1,222
  in 1996 and $3,808 in 1995 (Note 4)                     (1,931)              -         (1,931)        (6,084)
                                                     ------------    ------------  -------------   ------------

Net income                                         $      42,412   $      59,831 $      155,317  $      98,800
                                                     ============    ============  =============   ============

Earnings per common share - primary (Note 11):
  Income before extraordinary charge               $        1.03   $        1.35  $        3.63  $         2.37
  Extraordinary charge                                     (0.05)              -          (0.05)          (0.15)
                                                     ============    ============  =============   ============
    Net income                                     $        0.98   $        1.35  $         3.58 $         2.22
                                                     ============    ============  =============   ============

Average common and common equivalent shares outstanding   42,273          42,331         42,781         41,903
                                                     ============    ============  =============   ============

Earnings per common share - fully diluted (Note 11):
  Income before extraordinary charge               $        1.00   $        1.31  $        3.54  $        2.30
  Extraordinary charge                                     (0.04)              -          (0.04)         (0.14)
                                                     ============    ============  =============   ============
    Net income                                     $        0.96   $        1.31  $        3.50  $        2.16
                                                     ============    ============  =============   ============

Average common and common equivalent shares outstanding   43,154          43,428         43,662         43,175
                                                     ============    ============  =============   ============





          See accompanying notes to consolidated financial statements.
                                       (4)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                         Six Months Ended June 30, 1996
               (Unaudited, in thousands except per share amounts)


                                            Redeemable     Series B   Series C
                                               LIBOR      Convertible Cumulative            Additional
                                             Preferred     Preferred  Preferred    Common    Paid in
                                               Stock         Stock      Stock      Stock     Capital
                                            ---------------------------------------------------------
 Balance at December 31, 1995                 $  49,619    $ 111,333    $ 25,465   $ 39,501   $ 410,007

Net income                                            -             -          -          -          -

Dividends on common stock($.40 per share)             -             -          -          -          -

Dividends on preferred stock:
  LIBOR ($1.20 per share)                             -             -          -          -          -
  Series B ($3.30 per share)                          -             -          -          -          -
  Series C ($4.20 per share)                          -             -          -          -          -

Increase in stated value of LIBOR
  preferred stock                                    64             -          -          -          -

Common stock issued for exercise
   of stock options                                   -             -          -        361       8,906

Tax benefit on exercise of stock options                                                          1,918

Reduction in loan to ESOT                             -             -          -          -          -

Purchase of common stock (Note 6)                     -             -          -          -          -

Treasury stock used for employee benefit
   and dividend reinvestment plans                    -             -          -          -         54

Foreign currency translation                          -             -          -          -          -
                                            ==========================================================
 Balance at June 30, 1996                     $  49,683     $ 111,333    $ 25,465   $ 39,862  $ 420,885
                                            ==========================================================






                                                   Retained    Equity     Loan to    Treasury
                                                   Earnings  Adjustments    ESOT      Stock
                                                   --------------------------------------------
 Balance at December 31, 1995                      $ 541,205  $   (13,128)$   (8,033)$ (10,938)

Net income                                           155,317           -          -          -

Dividends on common stock($.40 per share)            (14,944)          -          -          -

Dividends on preferred stock:
  LIBOR ($1.20 per share)                             (1,200)          -          -          -
  Series B ($3.30 per share)                          (4,025)          -          -          -
  Series C ($4.20 per share)                          (1,110)          -          -          -

Increase in stated value of LIBOR
  preferred stock                                        (64)          -          -          -

Common stock issued for exercise
   of stock options                                        -           -          -          -

Tax benefit on exercise of stock options

Reduction in loan to ESOT                                  -           -        845          -

Purchase of common stock (Note 6)                          -           -          -     (81,433)

Treasury stock used for employee benefit
   and dividend reinvestment plans                         -           -          -         59

Foreign currency translation                               -          11          -          -
                                                   ============================================
 Balance at June 30, 1996                          $ 675,179  $   (13,117)$   (7,188)$ (92,312)
                                                   ============================================




          See accompanying notes to consolidated financial statements.
                                       (5)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)



                                                             Six Months Ended
                                                       --------------------------
                                                         June 30,        June 30,
                                                           1996            1995
                                                       --------------  ----------
Cash flows from (used for) operating activities:
Net income                                                $ 155,317    $  98,800
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested      87,682       87,392
Deferred income taxes                                        30,187       31,009
Minority interests                                           22,671        8,365
Gain from sale of timberlands                               (76,701)        (385)
Extraordinary charge, net of taxes                            1,931        6,084
Change in working capital:
  Accounts receivable, net                                      348      (17,090)
  Inventories                                               (13,070)      (9,143)
  Accounts payable and accrued liabilities                   (5,203)      23,903
  Income taxes payable                                      (68,436)      31,933
Other, net                                                    5,458       (2,808)
                                                          ---------    ---------
          Net cash from operating activities                140,184      258,060
                                                          ---------    ---------

Cash flows from (used for) investing activities:
Cash invested in fixed assets, timber and timberlands       (34,893)     (43,770)
Disposition of fixed assets, timber and timberlands         116,999        1,273
Cash invested in marketable securities                     (191,016)        --
                                                          ---------    ---------
          Net cash used for investing activities           (108,910)     (42,497)
                                                          ---------    ---------

Cash flows from (used for) financing activities:
Cash dividends, including minority interests                (49,037)     (20,778)
Purchase of common stock (Note 6)                           (81,433)        --
Purchases / payments of long-term debt                      (32,599)    (191,672)
Stock options exercised                                       9,267       27,199
Redemption of preferred stock of subsidiary                    --        (15,000)
Other                                                           851          809
                                                          ---------    ---------
          Net cash used for financing activities           (152,951)    (199,442)
                                                          ---------    ---------

Net increase(decrease) in cash and cash equivalents        (121,677)      16,121

Cash and cash equivalents at beginning of year              264,571      154,768
                                                          ---------    ---------
Cash and cash equivalents at end of period                $ 142,894    $ 170,889
                                                          =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest, net of capitalized interest                   $ (37,447)   $ (43,969)
  Income taxes                                            $(143,918)   $  (3,562)

          See accompanying notes to consolidated financial statements.
                                       (6)

                    BOWATER INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1) The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company). The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

(2) Cash equivalents consist of investment grade commercial paper and government obligations with original maturities of three months or less. Marketable securities consist of the same type of investments, however, original maturities extend beyond three months but less than one year. The Company has both the ability and intent to hold these securities to maturity and has recorded them at cost, which approximates market value.

(3) The composition of inventories at June 30, 1996, and December 31, 1995, was as follows (in thousands):

                                        June 30, 1996      December 31, 1995
    (Unaudited)

    At lower of cost or market:
      Raw materials                        $ 29,667             $ 39,520
      Work in process                         2,716                3,014
      Finished goods                         72,494               48,854
      Mill stores and other supplies         75,940               81,301
                                            180,817              172,689
      Excess of current cost over
       LIFO inventory value                 (13,085)             (18,027)
                                           $167,732             $154,662

(4) During the second quarter of 1996, the Company repurchased $27.8 million of its $300 million 9% debentures due 2009. This resulted in an extraordinary charge of $1.9 million or $.04 per fully diluted share for the premium and expenses related to the repurchase. The extraordinary charge in 1995 related to the repurchase of $182 million of the Company's $200 million 8 1/2% notes due 2001.

(5) The Company is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, and other matters. The Company's management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.



                                     (7)

                    BOWATER INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


 (6) During the second quarter of 1996, the Company repurchased approximately 450,000 shares of common stock as part of a previously announced stock repurchase plan. Since initiation of the program in February 1996, the Company has repurchased approximately 2.1 million shares, at a total cost of approximately $81.4 million. The shares are recorded in the Shareholders' equity section of the Consolidated Balance Sheet at June 30, 1996 on the line entitled, "Treasury stock, at cost".

 (7) Selling and administrative expense includes charges of $5.4 million and $7.1 million for the quarter and six months ended June 30, 1996, respectively, for an estimated payment under the Company's Long-Term Cash Incentive Plan, established in January 1994. In the second quarter and six months ended June 30, 1995, Cost of sales and Selling and administrative expense include charges of $18.0 million and $6.0 million, respectively, relating to personnel reductions.

 (8) The increase in interest income for the second quarter and six months ended June 30, 1996, compared to the same periods last year is a result of a higher level of investment in short-term marketable securities and cash equivalents in 1996. The decrease in interest expense, comparing the same periods, is a result of lower debt balances in 1996 due to debt repurchases made primarily during 1995.

 (9) During the second quarter of 1996, the Company sold approximately 2,000 acres of timberlands located in South Carolina resulting in a pre-tax gain of $1.8 million or $.01 per fully diluted share, after tax. During the first quarter of 1996, the Company sold approximately 104,000 acres resulting in a pre-tax gain of $74.9 million or $.84 per fully diluted share, after tax.

(10) The effective tax rate for the second quarter of 1996 was 37.0 percent versus 35.9 percent for the second quarter of 1995. On a year to date basis, the effective rate for both periods was 37.0 percent.

(11) The calculation of earnings per share for the second quarter and six months ended June 30, 1996, includes a deduction of $1.2 million and $2.4 million, respectively, for the dividend requirements of the Company's LIBOR and Series C preferred stock and the amortization of the difference between the net proceeds from the LIBOR preferred stock and its mandatory redemption value. For the second quarter and six months ended June 30, 1995, the calculation of earnings per share included a deduction of $2.9 million and $5.7 million, respectively, for the same items.




                                      (8)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Summary

       Earnings for the second quarter of 1996 totaled $44.3 million, or $1.00 per fully diluted share, before an extraordinary charge of $1.9 million, or $.04 per fully diluted share, for premium and expenses related to the repurchase of $27.8 million of the Company's outstanding 9% debentures due 2009. This compares to net income of $59.8 million, or $1.31 per fully diluted share, for the same period last year. Included in 1995's second quarter earnings is a pre-tax charge of $24.0 million, or $.33 per fully diluted share after tax, related to personnel reductions. Net sales for the second quarter of 1996 totaled $454.0 million, compared to $486.8 million for the second quarter of 1995.

       For the first six months of 1996, the Company's net income was $155.3 million, or $3.50 per fully diluted share, on net sales of $922.8 million. In addition to the second quarter charge mentioned above, net income for the first six months of 1996 includes a first quarter $37.0 million after tax gain, or $.84 per fully diluted share, from the sale of approximately 104,000 acres of timberlands. Net income for the first six months of 1995 was $98.8 million, or $2.16 per fully diluted share, on net sales of $936.3 million.


Product Line Information:
 (Unaudited, $ in thousands)


                                  Quarter Ended            Six Months Ended
                              June 30,    June 30,        June 30,    June 30,
                                1996        1995            1996        1995
Net sales:
  Newsprint                   $225,189    $197,173        $460,872    $365,686
  Directory and
   uncoated specialties         54,042      47,237         113,825      92,613
  Coated groundwood             93,091     114,308         191,846     209,580
  Pulp                          50,197      63,387          68,773     120,123
  Communication papers          44,290      69,683          95,263     136,750
  Lumber, stumpage and
   other products               21,050      22,309          49,432      63,738
  Distribution costs           (33,908)    (27,261)        (57,177)    (52,176)
                              $453,951    $486,836        $922,834    $936,314

Operating income               $90,339    $117,680        $233,060    $214,933








                                    (9)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


             Second Quarter Ended June 30, 1996 versus June 30, 1995

        For the second quarter of 1996, the Company's operating income of $90.3 million decreased $27.4 million compared to $117.7 million in the second quarter of 1995. Lower market pulp transaction prices and lower coated paper shipments were partially offset by higher newsprint transaction prices.

        The Company's average newsprint transaction price for the second quarter of 1996 increased 9 percent compared to the same period last year. The Company was able to increase transaction prices for newsprint during the latter part of 1995 due to strong demand coupled with a lack of significant capacity growth. However, consumption of newsprint by U. S. daily newspapers began to decline in early 1995 and continued to decline into 1996. During the second quarter of 1996, consumption of newsprint by U. S. daily newspapers declined 3 percent compared to the second quarter of 1995. This decline was a result of reduced advertising lineage and conservation measures taken by the newspapers to reduce newsprint usage. As a result, publishers' newsprint inventory levels increased. As overall U. S. demand decreased, many North American suppliers increased export shipments, which in turn had a downward effect on those transaction prices. In addition, two new newsprint machines began production in Korea during the second quarter of 1996, with a third machine scheduled for startup during the second half of the year. Reduced U. S. consumption, coupled with globally high inventories and new foreign capacity, caused newsprint producers to cancel the April 1, 1996, newsprint price increase previously announced. The Company's average transaction prices for the second quarter of 1996 decreased 9 percent compared to the first quarter of 1996. Prices continue to be under pressure. Future newsprint price changes will depend on global economic conditions, publisher inventory levels, and capacity changes.

        Coated groundwood paper average transaction prices decreased during the second quarter of 1996 compared to the second quarter of 1995 and the first quarter of 1996 by 4 and 11 percent, respectively. At the present time, prices continue to be under pressure. Since the beginning of the year, coated groundwood paper demand has weakened. Several factors caused this to happen:
Magazine and catalog publishers continued to decrease inventory levels from the prior year, which were built up in anticipation of higher prices; orders from commercial printers were below prior year and the expected additional demand from the Olympics and presidential election has been minimal while competition from other paper grades has increased. U. S. coated groundwood paper shipments for the second quarter of 1996 decreased 21 percent compared to the same quarter last year. In addition, the Company's shipments declined 15 percent comparing the second quarters. Future coated paper price changes will depend on inventory levels and demand increases.



                                    (10)

                     BOWATER INCORPORATED AND SUBSIDIARIES

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

             Second Quarter Ended June 30, 1996 versus June 30, 1995

        During the second quarter of 1996, the Company's market pulp average transaction prices declined 52 percent compared to the same period last year and 25 percent compared to the first quarter of 1996. The decline in softwood market pulp prices, which was first evident in late 1995, was a result of lower global paper demand and rising producer inventories. During the second quarter of this year, however, the pulp market began to strengthen. NORSCAN (U.S., Canada, Finland, Norway, and Sweden) inventories of softwood market pulp began to decline; May 1996 inventory levels were 18 percent below April, and June levels were 16 percent below May. Second quarter 1996 NORSCAN shipments of softwood market pulp increased 9 percent compared to the same period last year. The Company's pulp shipments increased significantly comparing the second quarter periods. The increased demand led major pulp producers to announce a $60 per metric ton price increase on June 1, and a $50 per metric ton price increase on July 1, which has been partially implemented. The full amount of the $50 increase is expected to be implemented by the end of the third quarter. The ability to effect price changes in the pulp market is dependent upon many factors including global economic conditions and producer inventory levels.

        The Communication Papers Division operating results decreased in the second quarter of 1996 compared to the second quarter of last year. Average transaction prices decreased 28 percent comparing these periods, offset in part by lower raw material costs.

        Operating results for the Company's directory products increased in the second quarter of 1996 compared to the second quarter of 1995. The Company implemented a January 1996 price increase and average transaction prices increased 26 percent comparing second quarter 1996 to the same quarter last year. The directory market experienced strong demand and no capacity growth during 1995 and early 1996, similar to the newsprint market, causing prices to rise. Currently, demand has weakened. The Company's average transaction prices declined 5 percent in the second quarter of 1996 compared to the first quarter of 1996.

        Operating results for the Company's lumber products were higher in the second quarter of 1996 versus the year ago period. Until recently, lumber prices were depressed due to the decreased levels of new housing starts experienced in 1995 and early 1996. During the second quarter of 1996, an increased volume of new housing starts, lower producer inventories, and higher foreign demand has helped to increase prices compared to the second quarter last year.






                                     (11)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

               Six Months Ended June 30, 1996 versus June 30, 1995


         For the first six months of 1995, the Company's operating income was $233.1 million, compared to $214.9 million in the first six months of 1995, an $18.2 million improvement. Higher newsprint, coated, and directory transaction prices were partially offset by lower market pulp transaction prices and lower shipments of coated paper.

         The Company's average newsprint transaction price for the first six months of 1996 increased 23 percent compared to the same period last year. The Company was able to increase transaction prices for newsprint during the second half of 1995 due to strong demand coupled with a lack of significant capacity growth.

         During the first six months of 1996, the Company's coated groundwood average transaction prices improved 8 percent compared to the same period last year. This improvement was more than offset by lower shipments, which decreased 15 percent comparing the same periods.

         Average transaction prices for market pulp decreased 45 percent in the first six months of 1996 compared to the first six months of 1995. Weak demand and high producer inventories caused prices to decline in late 1995 and the first six months of 1996. During the second quarter of 1996, however, NORSCAN reported lower producer inventories and higher shipments compared to the same period last year. Major pulp producers announced a $60 per metric ton price increase on June 1 and a $50 per metric ton price increase on July 1 due to the increased demand.

         The Company's average transaction prices for directory paper increased 30 percent for the first six months of 1996 compared to the prior year period. The Company implemented a price increase in January 1996, as a result of increased demand in 1995 which was also experienced by the newsprint market and other related paper grades.

                       Liquidity and Capital Resources

         During the first six months of 1996, the Company's operations generated $140.2 million of cash compared to $258.1 million of cash during the first six months of 1995, a decrease of $117.9 million. This decrease arose primarily as a result of significantly higher tax payments of $140.4 million. The Company was able to defer payment of its 1995 tax liability of $73.5 million until this year and the balance represents estimated tax payments on its 1996 liability. Working capital needs were also higher by $12.2 million. Reducing the effects of this were higher operating income of $18.1 million; higher interest income of $6.8 million due to increased cash and marketable security balances; and lower interest paid of $6.5 million resulting from debt prepayments completed in 1995.


                                    (12)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

         Capital expenditures for the first six months of 1996 decreased $8.9 million compared to the first six months of 1995. The decrease reflects the completion of two large projects in 1995, specifically, a new waste treatment plant at the Company's Mersey Operation and a new lime kiln at the Company's Catawba mill. The Company expects total capital expenditures for 1996 to approximate $140 million and will fund these expenditures from internal cash flow.

         During the first six months of 1996, the Company sold approximately 106,000 acres of timberlands located in Alabama and South Carolina resulting in proceeds of approximately $117.0 million. Currently, the Company has no plans to transact significant timberland sales for the balance of this year.

         On January 4, 1996, the Board of Directors of CNC (a joint venture in which the Company owns 51 percent) declared a $60.0 million dividend. As a result, $29.4 million was paid to the minority shareholder on January 5, 1996. This transaction accounted for the large increase in cash dividends in the first six months of 1996 versus the same period last year. Also, in February 1996, the Company announced a 33 percent increase in its quarterly common dividend from $.15 per share to $.20 per share, effective with the April 1, 1996, dividend payment.

         On February 9, 1996, the Company's Board of Directors authorized management to repurchase up to 10 percent of the Company's outstanding common stock within the next twelve months. During the first six months, the Company repurchased 2.1 million shares at a cost of $81.4 million, representing 53 percent of the total shares authorized.

         During the second quarter of 1996, the Company repurchased $27.8 million of its $300 million 9% debentures due 2009 at a total cost of $30.8 million for payment of principal, premium and expenses related to the transaction. In July 1996, the Company repurchased an additional $22.2 million of the same issue. During the first six months of 1995, the Company similarly reduced its capital by repurchasing $182 million of its 8.5% Notes due December, 2001, at a total cost of $191.1 million. Depending on cash availability, its alternative uses, and the general level of interest rates, the Company may, through various means, repurchase additional debt during the remainder of 1996.

         As a result of the foregoing, the combined balance of cash, cash equivalents, and marketable securities at June 30, 1996, was $333.9 million, an increase of $69.3 million since December 31, 1995. This compares to an increase in those balances in the previous year period of $16.1 million, resulting in a balance of $170.9 million at the end of June 1995.




                                    (13)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                             Environmental Issues

           A referendum measure entitled, "Initiated Bill to Promote Forest Rehabilitation and Eliminate Clearcutting" (the "Referendum") has been initiated and qualified for the November 1996 Maine ballot. The Referendum, if passed, would limit wood harvesting on privately-owned woodlots in Maine's unorganized townships, where the Company is a landowner. The Company has actively opposed the Referendum through a coalition called "Citizens for a Healthy Forest and Economy" for a variety of reasons including, but not limited to, the Company's belief that the Referendum imposes restrictions that lack a sound basis in scientific forest management practices.

         On September 5, 1996, the Maine Legislature will meet in a special session called by the Governor of Maine to consider a proposal offered as a compromise to the Referendum and captioned the "Compact for Maine's Forests" (the "Compact"). The Compact is supported by landowners, including the Company, and various environmental groups. If passed by the legislature, the Compact will appear on the November 1996 ballot as an alternative choice to the Referendum. The Company's management cannot make a determination of whether the Referendum, the Compact, or neither will pass, nor has it evaluated all the various operational alternatives in the event of the possible outcomes. Accordingly, the Company cannot assess their impact on its financial condition or results of operations.







                                    (14)

                     BOWATER INCORPORATED AND SUBSIDIARIES

                                   PART II

                              OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of Security Holders.

             On May 21, 1996, at the Company's Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:

             A resolution electing the following class of directors for a term of three years: Francis J. Aguilar (35,892,495 votes in favor; 100,712 votes withheld); Kenneth M. Curtis (35,394,999 votes in favor; 598,208 votes withheld); and John A. Rolls (35,898,457 votes in favor; 94,750 votes withheld). The names of each other director whose term of office as a director continued after the meeting are:
         H. David Aycock, Richard Barth, H. Gordon MacNeill, Donald R. Melville, Arnold M. Nemirow, and James L. Pate.

            A resolution ratifying the appointment of KPMG Peat Marwick as independent auditors for the Company. The resolution was passed by a vote of 35,946,598 votes in favor; 18,429 votes against; and 28,180 abstentions.

         Item 6.  Exhibits and Reports on Form 8-K.


         (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

         Exhibit No.  Description


         10.1 Form of Indemnification Agreement, by and between the Company and each of James H. Dorton, Richard F. Frisch, David G. Maffucci, and Wendy
                        C. Shiba.

         10.2 Change in Control Agreement, dated as of August 6, 1996, by and between the Company and James H. Dorton.

         10.3 Employment Agreement, dated as of August 6, 1996, by and between the Company and James H. Dorton.

         27.1           Financial Data Schedule (electronic filing only).


         (b)  Reports on Form 8-K:

              None.



                                   (15)

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



                                          BOWATER INCORPORATED

                                       By D. G. Maffucci
                                          D. G. Maffucci
                                          Senior Vice President -
                                          Chief Financial Officer







                                       By M. F. Nocito
                                          M. F. Nocito
                                          Vice President - Controller





Dated: August 14, 1996



                                     (16)


                               INDEX TO EXHIBITS

Exhibit No.             Description
  10.1                  Form of Indemnification Agreement, by and between
                        the Company and each of James H. Dorton, Richard F.
                        Frisch, David G. Maffucci, and Wendy C. Shiba.

  10.2 Change in Control Agreement, dated as of August 6, 1996, by and between the Company and James H. Dorton.

  10.3 Employment Agreement, dated as of August 6, 1996, by and between the Company and James H. Dorton.

  27.1                  Financial Data Schedule (electronic filing only).