Form 10-Q
period 1996-09-30
BOWATER INC
filed 1996-11-13
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1996.

          Class                                Outstanding at November 1, 1996

Common Stock, $1.00 Par Value                         37,109,824 Shares

                              BOWATER INCORPORATED

                                    I N D E X



                                                                       Page
                                                                     Number


  PART I   FINANCIAL INFORMATION

           1.  Financial Statements:

               Consolidated Balance Sheet at September 30, 1996
               and December 31, 1995                                   3

               Consolidated Statement of Operations for the Three
               and Nine Months Ended September 30, 1996 and
               September 30, 1995                                      4

               Consolidated Statement of Capital Accounts for the
               Nine Months Ended September 30, 1996                    5

               Consolidated Statement of Cash Flows for the
               Nine Months Ended September 30, 1996 and September
               30, 1995                                                6

               Notes to Consolidated Financial Statements            7-8

           2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations        9-14


  PART II OTHER INFORMATION

           6.  Exhibits and Reports on Form 8-K                       15

  SIGNATURES                                                          16



                                       (2)

PART I

                       BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (Unaudited, in thousands)






                                                                                 September 30,         December 31,
                                                                                      1996                 1995
                                                                                 ---------------       --------------
                              ASSETS
Current assets:
  Cash and cash equivalents (Note 2)                                              $     134,134        $     264,571
  Marketable securities (Note 2)                                                        246,021                    -
  Accounts receivable, net                                                              210,387              241,847
  Inventories (Note 3)                                                                  153,908              154,662
  Other current assets                                                                   15,764               12,943
                                                                                 ---------------       --------------
    Total current assets                                                                760,214              674,023
                                                                                 ---------------       --------------

Timber and timberlands                                                                  396,090              430,400
Fixed assets, net                                                                     1,647,617            1,711,003
Intangible assets, net                                                                   20,174               23,733
Other assets                                                                             63,430               69,006
                                                                                 ===============       ==============
                                                                                  $   2,887,525        $    2,908,165
                                                                                 ===============       ==============
                     LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt                                          $       1,604        $       1,600
  Accounts payable and accrued liabilities                                              194,150              189,424
  Income taxes payable                                                                    3,164               85,472
  Dividends payable                                                                      10,031                8,826
                                                                                 ---------------       --------------
    Total current liabilities                                                           208,949              285,322
                                                                                 ---------------       --------------

Long-term debt, net of current installments (Note 4)                                    764,385              816,532
Other long-term liabilities                                                             186,221              181,411
Deferred income taxes                                                                   365,158              329,101
Minority interests in subsidiaries                                                      146,894              150,768
Commitments and contingencies (Note 5)
Redeemable LIBOR preferred stock                                                         49,715               49,619

Shareholders' equity:
   Series B convertible preferred stock                                                 111,333              111,333
   Series C cumulative preferred stock                                                   25,465               25,465
   Common stock                                                                          39,941               39,501
   Additional paid-in capital                                                           423,047              410,007
   Retained earnings                                                                    691,327              541,205
   Equity adjustments                                                                   (13,025)             (13,128)
   Loan to ESOT                                                                          (6,759)              (8,033)
   Treasury stock, at cost (Note 6)                                                    (105,126)             (10,938)
                                                                                 ---------------       --------------
    Total shareholders' equity                                                        1,166,203            1,095,412
                                                                                 ===============       ==============
                                                                                  $   2,887,525        $    2,908,165
                                                                                 ===============       ==============






          See accompanying notes to consolidated financial statements.
                                       (3)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands except per share amounts)




                                                                    Three Months Ended               Nine Months Ended
                                                           -----------------------------------------------------------------
                                                            September 30,  September 30, September 30,        September 30,
                                                               1996          1995            1996                 1995
                                                           ----------------------------- ---------------------------------

Net sales                                                  $   423,188    $   520,907    $ 1,346,022      $  1,457,221
Cost of sales (Note 7)                                         296,270        299,428        853,708           882,020
Depreciation, amortization and cost of timber harvested         43,402         43,201        131,084           130,593
                                                           -----------    -----------    -----------      ------------
    Gross profit                                                83,516        178,278        361,230           444,608
Selling and administrative expense (Note 7)                     23,629         23,642         68,283            75,039
                                                           -----------    -----------    -----------     ------------
    Operating income                                            59,887        154,636        292,947           369,569

Other expense (income):
  Interest income (Note 8)                                      (4,837)        (2,328)       (14,880)           (5,570)
  Interest expense, net of capitalized interest (Note 8)        17,758         19,004         54,328            62,618
  Gain on sale of timberlands (Note 9)                          (1,152)        (1,489)       (77,853)           (1,874)
  Estimated loss on planned sale of subsidiary (Note 10)          --           30,000              -            30,000
  Other, net (Note 11)                                          (1,096)       (11,403)        (3,449)          (16,218)
                                                            -----------   -----------    -----------       ------------
                                                                10,673         33,784        (41,854)           68,956
                                                            -----------   -----------    -----------       ------------

Income before income taxes and minority interests               49,214        120,852        334,801           300,613

Provision for income taxes (Note 12)                            18,209         55,838        123,877           122,350
Minority interests in net income of subsidiaries                 2,738          6,911         25,409            15,276
                                                            -----------   -----------    -----------      ------------

Income before extraordinary charge                              28,267         58,103        185,515           162,987
Extraordinary charge, net of taxes of $1,012
  and $3,276 for the three months and $2,234
  and $7,084 for the nine months ended
  September 30, 1996 and September 30, 1995 (Note 4)            (1,600)        (5,233)        (3,531)          (11,317)
                                                           -----------    -----------    -----------      ------------

Net income                                                 $    26,667    $    52,870    $   181,984       $   151,670
                                                           ===========    ===========    ===========      ============

Earnings per common share - primary (Note 13):
  Income before extraordinary charge                       $      0.65    $      1.27    $      4.28       $      3.66
  Extraordinary charge                                           (0.04)         (0.12)         (0.08)            (0.27)
                                                           ===========    ===========    ===========       ============
    Net income                                             $      0.61    $      1.15    $      4.20       $      3.39
                                                           ===========    ===========    ===========       ============

Average common and common equivalent shares outstanding         41,756         43,420         42,463             42,250
                                                           ===========    ===========    ===========       ============

Earnings per common share - fully diluted (Note 13):
  Income before extraordinary charge                       $      0.64    $      1.25    $      4.19        $      3.57
  Extraordinary charge                                           (0.04)         (0.12)         (0.08)             (0.26)
                                                           ===========    ===========    ===========       ============
    Net income                                             $      0.60    $      1.13    $      4.11        $      3.31
                                                           ===========    ===========    ===========       ============

Average common and common equivalent shares outstanding         42,714         44,301         43,356             43,273
                                                           ===========    ===========    ===========       ============






          See accompanying notes to consolidated financial statements.
                                       (4)

                          BOWATER INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                           NINE MONTHS ENDED SEPTEMBER 30, 1996
                    (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                        Series A    Series B     Series C
                                          LIBOR    Convertible  Cumulative         Additional
                                        Preferred   Preferred   Preferred  Common   Paid in  Retained   Equity     Loan to  Treasury
                                          Stock       Stock       Stock     Stock   Capital  Earnings Adjustments   ESOT     Stock
                                        --------------------------------------------------------------------------------------------

 Balance at December 31, 1995             $49,619  $111,333    $25,465 $ 39,501 $ 410,007  $ 541,205  $(13,128) $ (8,033)  $(10,938)

Net income                                      -         -         -       -           -    181,984         -         -         -

Dividends on common stock($.60 per share)       -         -         -       -           -    (22,244)        -         -         -

Dividends on preferred stock:
  LIBOR ($1.82 per share)                       -         -         -       -           -     (1,820)        -         -         -
  Series B ($4.94 per share)                    -         -         -       -           -     (6,037)        -         -         -
  Series C ($6.30 per share)                    -         -         -       -           -     (1,665)        -         -         -

Increase in stated value of LIBOR
  preferred stock                              96         -         -       -           -        (96)        -         -         -

Common stock issued for exercise
   of stock options                             -         -         -     440       10,745        -         -         -          -

Tax benefit on exercise of stock options                                             2,240

Reduction in loan to ESOT                       -         -         -       -           -          -         -     1,274         -

Purchase of common stock (Note 6)               -         -         -       -           -          -         -         -   (94,293)

Treasury stock used for employee benefit
   and dividend reinvestment plans              -         -         -       -          55          -         -         -       105

Foreign currency translation                    -         -         -       -           -          -       103         -         -
                                         ==========================================================================================
 Balance at September 30, 1996           $ 49,715  $111,333    $25,465 $39,941   $423,047  $691,327  $(13,025)   $(6,759) $(105,126)
                                         ===========================================================================================









          See accompanying notes to consolidated financial statements.
                                       (5)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)




                                                              Nine Months Ended
                                                      -------------------------------
                                                       September 30,   September 30,
                                                          1996            1995
                                                      --------------  --------------

Cash flows from (used for) operating activities:
Net income                                                $ 181,984    $ 151,670
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested     131,084      130,593
Deferred income taxes                                        40,176       51,375
Minority interests                                           25,409       15,276
Gain from sale of timberlands                               (77,853)      (1,874)
Extraordinary charge, net of taxes                            3,531       11,317
Estimated loss on planned sale of subsidiary                   --         30,000
Change in working capital:
  Accounts receivable, net                                   31,460      (30,681)
  Inventories                                                   754      (17,149)
  Accounts payable and accrued liabilities                   (2,963)      33,407
  Income taxes payable                                      (76,258)      61,795
Other, net                                                    3,154      (11,898)
                                                          ---------    ---------
          Net cash from operating activities                260,478      423,831
                                                          ---------    ---------

Cash flows from (used for) investing activities:
Cash invested in fixed assets, timber and timberlands       (64,596)     (69,347)
Disposition of fixed assets, timber and timberlands         118,893        3,096
Cash invested in marketable securities                     (246,021)        --
                                                          ---------    ---------
          Net cash used for investing activities           (191,724)     (66,251)
                                                          ---------    ---------

Cash flows from (used for) financing activities:
Cash dividends, including minority interests                (59,668)     (31,057)
Purchase of common stock (Note 6)                           (94,293)        --
Purchases / payments of long-term debt                      (57,695)    (316,868)
Stock options exercised                                      11,185       56,192
Redemption of preferred stock of subsidiary                    --        (15,000)
Other                                                         1,280        1,072
                                                          ---------    ---------
          Net cash used for financing activities           (199,191)    (305,661)
                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents       (130,437)      51,919

Cash and cash equivalents at beginning of year              264,571      154,768
                                                          ---------    ---------
Cash and cash equivalents at end of period                $ 134,134    $ 206,687
                                                          =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest, net of capitalized interest                   $ (51,962)   $ (62,105)
  Income taxes                                            $(159,959)   $  (9,180)


          See accompanying notes to consolidated financial statements.
                                       (6)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1) The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company). The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

(2) Cash equivalents consist of investment grade commercial paper and government obligations with original maturities of three months or less. Marketable securities consist of the same type of investments; however, original maturities extend beyond three months but are less than one year. The Company has both the ability and intent to hold these securities to maturity and has recorded them at cost, which approximates market value.

(3) The composition of inventories at September 30, 1996, and December 31, 1995, was as follows (in thousands):

                                    September 30, 1996      December 31, 1995
    (Unaudited)

    At lower of cost or market:
      Raw materials                        $ 27,504             $ 39,520
      Work in process                         3,442                3,014
      Finished goods                         63,987               48,854
      Mill stores and other supplies         70,735               81,301
                                            165,668              172,689
      Excess of current cost over
       LIFO inventory value                 (11,760)             (18,027)
                                           $153,908             $154,662

(4) During the third quarter of 1996, the Company repurchased $22.2 million of its outstanding $272.2 million 9% debentures due 2009. This resulted in an extraordinary charge of $1.6 million after-tax or $.04 per fully diluted share for the premium and expenses related to the repurchase. The extraordinary charge in the third quarter of 1995 related to the repurchase of approximately $117 million of the Company's $125 million 8.25% Notes due 1999.

(5) The Company is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, and other matters. The Company's management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.

(6) During the third quarter of 1996, the Company repurchased 386,000 shares of common stock as part of a previously announced stock repurchase plan. Since initiation of the program in February 1996, the Company has repurchased approximately 2.5 million shares, at a total cost of approximately $94.3 million. The shares are recorded in the Shareholders' equity section of the Consolidated Balance Sheet at September 30, 1996, on the line entitled, "Treasury stock, at cost".

                                     (7)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


 (7) Selling and administrative expense includes charges of $5.4 million and $12.5 million for the three and nine months ended September 30, 1996, respectively, and $1.7 million for the three and nine months ended September 30, 1995, for an estimated payment under the Company's Long-Term Cash Incentive Plan, established in January 1994. For the nine months ended September 30, 1995, Cost of sales and Selling and administrative expense include charges of $18.0 million and $6.0 million, respectively, relating to 1995 personnel reductions.

 (8) The increase in interest income for the third quarter and nine months ended September 30, 1996, compared to the same periods last year is a result of a higher level of investment in cash equivalents and short-term marketable securities in 1996. The decrease in interest expense, comparing the same periods, is a result of lower debt balances in 1996 due to debt repurchases made primarily during 1995.

 (9) During the third quarter of 1996, the Company sold approximately 1,700 acres of timberlands located primarily in Maine resulting in a pre-tax gain of $1.2 million or $.02 per fully diluted share, after tax. During the first half of 1996, the Company sold approximately 106,000 acres in Alabama and South Carolina resulting in a pre-tax gain of $76.7 million or $.86 per fully diluted share, after tax.

(10) During the third quarter of 1995, the Company recorded an estimated loss on the planned sale of its paper converting subsidiary, Star Forms Incorporated (formerly known as Bowater Communications Papers Incorporated) totaling $30.0 million. On August 26, 1996, the Company signed a definitive agreement to sell the business to CST Office Products, Inc. for $80 million, including $60 million in cash and $20 million in subordinated notes. This transaction was completed on November 8, 1996.

(11) For the quarter and nine months ended September 30, 1995, the line entitled "Other, net" in the Consolidated Statement of Operations includes a settlement of a disputed charge of $7.1 million with an equipment vendor.

(12) The effective tax rate for the third quarter of 1996 was 37.0 percent versus 46.2 percent for the third quarter of 1995. On a year-to-date basis, the effective rate was 37.0 percent for 1996 and 40.7 percent for 1995. The higher tax rates in 1995 were due to the recognition of an anticipated loss on the planned sale of Star Forms Incorporated with no related tax benefits.

(13) The calculation of earnings per share for the third quarter and nine months ended September 30, 1996, includes a deduction of $1.2 million and $3.6 million, respectively, for the dividend requirements of the Company's LIBOR and Series C preferred stock and the amortization of the difference between the net proceeds from the LIBOR preferred stock and its mandatory redemption value. For the third quarter and nine months ended September 30, 1995, the calculation of earnings per share included a deduction of $2.8 million and $8.5 million, respectively, for the same items.
                                      (8)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Summary

       Earnings for the third quarter of 1996 totaled $28.3 million, or $.64 per fully diluted share, before an extraordinary charge of $1.6 million, or $.04 per fully diluted share, for premium and expenses related to the repurchase of $22.2 million of the Company's outstanding $272.2 million 9% debentures due 2009. This compares to earnings of $58.1 million, or $1.25 per fully diluted share, before an extraordinary charge of $5.2 million, or $.12 per share, for the same period last year. Net sales for the third quarter of 1996 totaled $423.2 million, compared to $520.9 million for the third quarter of 1995.

       For the first nine months of 1996, the Company's net income was $182.0 million, or $4.11 per fully diluted share, on net sales of $1.35 billion. In addition to second and third quarter extraordinary charges, the 1996 nine month results also include a gain on the sale of timberlands of $38.3 million after tax, or $.88 per fully diluted share. Net income for the first nine months of 1995 was $151.7 million, or $3.31 per fully diluted share, on net sales of $1.46 billion.


Product Line Information:
 (Unaudited, $ in thousands)


                                  Quarter Ended             Nine Months Ended
                                  September 30,               September 30,
                                1996        1995            1996         1995

Net sales:
  Newsprint                   $201,413    $219,154        $662,285    $584,840
  Directory and uncoated
   groundwood specialties       55,136      52,394         168,961     145,007
  Coated groundwood             84,053     127,502         275,899     337,082
  Pulp                          46,098      66,005         114,871     186,128
  Communication papers          40,393      56,576         135,656     193,326
  Lumber, stumpage and
   other products               29,359      26,382          78,791      90,120
Distribution costs             (33,264)    (27,106)        (90,441)    (79,282)
                              $423,188    $520,907      $1,346,022  $1,457,221

Operating income               $59,887    $154,636        $292,947    $369,569










                                    (9)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


        Third Quarter Ended September 30, 1996 versus September 30, 1995

        For the third quarter of 1996, the Company's operating income of $59.9 million decreased $94.7 million compared to $154.6 million in the third quarter of 1995. The significant drop in operating income was the result of lower selling prices for most of the Company's major products.

        The Company's newsprint average transaction price for the third quarter of 1996 decreased 14 percent compared to the same period last year and decreased 12 percent compared to the second quarter of 1996. The Company's newsprint tonnage shipments increased 7 percent comparing the third quarter periods. Consumption of newsprint by commercial printers and U. S. daily newspapers began to decline in 1995, and continued into 1996. This decline was largely a result of lower advertising lineage and conservation measures taken to reduce newsprint usage. Newsprint consumption by U. S. daily newspapers during the third quarter of 1996 was approximately level with the year ago period; however, it declined by 2 percent comparing the nine months ended September 30, 1996 to the same period last year. This decline in consumption coupled with ample consumer and producer inventories resulted in lower average pricing in the third quarter. Export markets are also experiencing excessive inventories, with Asia having the additional burden of new newsprint capacity coming on line. Weak demand and high levels of producer inventories will continue to influence pricing in the fourth quarter. However, inventories held by U. S. daily newspapers at the end of September 1996 were at 39 days of supply (a more normal level), down from 46 days at September 1995, and a high of 57 days at February 1996. Future newsprint price changes will depend on global economic conditions, publisher and mill inventory levels, and capacity changes.

         Comparing the third quarter of 1996 to both the third quarter of 1995 and the second quarter of 1996, the Company's coated groundwood paper average transaction price decreased by 27 and 16 percent, respectively. A decline in coated groundwood paper demand since the beginning of 1996 caused selling prices to decline and producer inventory levels to increase. There are several reasons for the shortfall in demand: Commercial printers and magazine and catalog publishers continued to reduce large inventory levels from the prior year; the level of paper purchases by catalog publishers for holiday catalog printing was less than experienced in 1995; competition from other paper grades has increased, and many end users have employed conservation measures to save on paper costs. U. S. coated groundwood paper shipments for the third quarter of 1996 decreased 13 percent compared to the same quarter last year, while the Company's shipments declined 10 percent comparing the same quarters. U. S. coated groundwood mill inventory at the end of September 1996 totaled approximately 300,000 short tons compared to 60,000 short tons at the end of September 1995. At the present time, prices continue to be under pressure. Future coated paper price changes will depend on consumption, mill inventory levels, and capacity changes.

                                    (10)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
               of Financial Condition and Results of Operations

        Third Quarter Ended September 30, 1996 versus September 30, 1995


        During the third quarter of 1996, the Company's market pulp average transaction price declined 47 percent since the third quarter of 1995. Compared to the second quarter of 1996, the third quarter average transaction price increased 19 percent. The decline in softwood market pulp prices, which was first evident in late 1995, was a result of lower global paper demand and rising producer pulp inventories. During the second quarter of this year, however, the pulp market began to strengthen. The increased demand led major pulp producers to announce a $60 per metric ton price increase on June 1, and a $50 per metric ton price increase on July 1. Increased demand continued as third quarter 1996 NORSCAN (U.S., Canada, Finland, Norway, and Sweden) shipments of softwood market pulp remained level with the same period last year, while the Company's market pulp shipments increased 32 percent comparing the third quarter periods. During the third quarter, several major producers of softwood market pulp announced a $40/$50 price increase effective October 1, 1996. It is unclear at this time whether the latest price increase will be completely implemented as inventory levels of major pulp producers remain high. NORSCAN inventories totaled 1.2 million metric tons at the end of September 1996, compared to 790,000 metric tons a year earlier. The ability to effect price changes in the pulp market is dependent upon many factors including global economic conditions and producer inventory levels.

        The average transaction price of the Company's directory products increased 19 percent comparing third quarter 1996 to the same quarter last year. The directory market experienced strong demand during 1995 and early 1996, similar to the newsprint market, causing prices to rise. In recent months, however, demand has weakened. The Company's average transaction price declined
5 percent in the third quarter of 1996 compared to the second quarter of 1996.

        The average transaction price for the Company's lumber products was higher in the third quarter of 1996 versus the year ago period, increasing 27 percent. During 1995 and the early part of 1996, lumber prices were depressed due to the decreased levels of new housing starts. During the second quarter of 1996, an increased volume of new housing starts, lower producer inventories, and higher foreign demand helped to increase prices, trends which continued into the third quarter.

        The Communication Papers Division operating results decreased in the third quarter of 1996 compared to the third quarter of last year. Average transaction prices decreased 34 percent comparing these periods, offset in part by lower raw material costs.





                                    (11)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

         Nine Months Ended September 30, 1996 versus September 30, 1995


         For the first nine months of 1996, the Company's operating income was $292.9 million, compared to $369.6 million in the first nine months of 1995, a $76.7 million decrease. This decline resulted from lower coated paper and market pulp transaction prices, as well as lower shipments of coated paper. These declines, however, were partially offset by higher newsprint transaction prices and higher newsprint and market pulp shipments.

         The Company's newsprint average transaction price for the first nine months of 1996 increased 9 percent compared to the same period last year. This increase reflects the favorable market conditions in 1995 which allowed newsprint prices to increase in late 1995 and early 1996. However, as demand weakened and producer inventories increased during the first nine months of 1996, prices have declined.

         During the first nine months of 1996, the Company's coated groundwood average transaction price decreased slightly compared to the same period last year. Comparing the same periods, shipments decreased 14 percent. U. S. shipments of coated groundwood paper decreased 19 percent during the first nine months of 1996 compared to the year ago period. Lower demand and higher producer inventories in 1996 have had a negative impact on prices and shipments.

         The average transaction price for market pulp decreased 45 percent in the first nine months of 1996 compared to the first nine months of 1995. Weak demand and high producer inventories caused prices to decline in late 1995 and the first six months of 1996. During the second quarter of 1996, however, the market began to strengthen. Major pulp producers implemented two price increases at mid-year, and announced a third one effective October 1. It is unclear at this time, due to the uncertainty of market conditions, whether this increase can be fully implemented.

         The Company's average transaction price for directory paper increased 26 percent for the first nine months of 1996 compared to the prior year period. The Company implemented a price increase in early 1996, as a result of increased demand in 1995.

                         Liquidity and Capital Resources

         During the first nine months of 1996, the Company's operations generated $260.5 million of cash compared to $423.8 million of cash during the first nine months of 1995, a decrease of $163.3 million. This decrease arose primarily as a result of significantly higher tax payments of $150.8 million. The Company was able to defer payment of its 1995 tax liability of $73.5 million until this year with the balance representing estimated tax payments on its 1996 liability. Working capital needs, excluding income taxes, were lower by $43.7 million; interest income was higher by $9.3 million due to increased marketable securities balances; and interest paid was lower by $10.1 million resulting from debt prepayments completed in 1995. Offsetting these cash increases was lower operating income of $76.6 million.





                                    (12)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

         Capital expenditures for the first nine months of 1996 decreased $4.8 million compared to the first nine months of 1995. The Company expects total capital expenditures for 1996 to approximate less than $100 million and will fund these expenditures from internal cash flow.

         During the first nine months of 1996, the Company sold approximately 108,000 acres of timberlands located in Alabama, South Carolina, and Maine resulting in proceeds of approximately $119.0 million. Currently, the Company has no plans to transact significant timberland sales for the balance of this year.

         On January 4, 1996, the Board of Directors of Calhoun Newsprint Company (a joint venture of which the Company owns approximately 51 percent) declared a $60.0 million dividend. As a result, $29.4 million was paid to the minority shareholder on January 5, 1996. This transaction accounted for the large increase in cash dividends in the first nine months of 1996 versus the same period last year. Also, in February 1996, the Company announced a 33 percent increase in its quarterly common dividend from $.15 per share to $.20 per share, effective with the April 1, 1996, dividend payment.

         On February 9, 1996, the Company's Board of Directors authorized management to repurchase up to 10 percent of the Company's outstanding common stock within the next twelve months. During the first nine months, the Company repurchased 2.5 million shares at a cost of $94.3 million, representing 63 percent of the total shares authorized for repurchase. The Company plans to repurchase all of the shares authorized, subject to market conditions and certain applicable laws.

         During the first nine months of 1996, the Company repurchased $50.0 million of its $300 million 9% debentures due 2009 at a total cost of $55.4 million for payment of principal, premium and expenses related to the transaction. During the first nine months of 1995, the Company similarly reduced its capital by repurchasing $299 million of outstanding Notes at a total cost of $315.6 million. At September 30, 1996, the Company's debt to capitalization ratio was 36 percent. Depending on cash availability, its alternative uses, and the general level of interest rates, the Company may, through various means, repurchase additional debt.

         As a result of the foregoing, the combined balance of cash, cash equivalents, and marketable securities at September 30, 1996, was $380.2 million, an increase of $115.6 million since December 31, 1995. This compares to an increase in those balances in the previous year period of $51.9 million, resulting in a balance of $206.7 million at the end of September, 1995.

         On November 8, 1996, the Company completed the sale of Star Forms Incorporated to CST Office Products, Inc. for $80 million, including $60 million in cash and $20 million in subordinated notes.


                                  (13)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations




                              Environmental Issues

The referendum measure entitled "Initiated Bill to Promote Forest Rehabilitation and Eliminate Clearcutting" (the "Referendum"), which qualified for the November 1996 Maine ballot, was voted on November 5, 1996, and failed to achieve a plurality. The compromise to the referendum, the "Compact for Maine's Forests" (the "Compact") received a plurality of the vote, approximately 47.2 percent, which entitles it to be the subject of a yes or no vote on a future ballot. Regardless of its passing, management believes the Compact, in its current form, will not have a material adverse effect on the Company's financial condition or results of operations.





                                    (14)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION






    Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

    Exhibit No.    Description

         10.1 Bowater Incorporated Equity Participation Rights Plan, effective as of January 17, 1996.

         10.1.1 First Amendment to the Bowater Incorporated Equity Participation Rights Plan, effective as of March 1, 1996.

         10.2 Bowater Incorporated Long Term Cash Incentive Deferred Compensation Plan, effective as of September 16, 1996.

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



                                          BOWATER INCORPORATED

                                       By D. G. Maffucci
                                          D. G. Maffucci
                                          Senior Vice President -
                                          Chief Financial Officer







                                       By M. F. Nocito
                                          M. F. Nocito
                                          Vice President - Controller





Dated: November 13, 1996




                                     (16)

                                INDEX TO EXHIBITS


Exhibit No.       Description
       10.1       Bowater Incorporated Equity Participation Rights Plan, effective as of
                  January 17, 1996.

       10.1.1     First Amendment to the Bowater Incorporated Equity Participation Rights
                  Plan, effective as of March 1, 1996.

       10.2       Bowater Incorporated Long Term Cash Incentive Deferred Compensation
                  Plan, effective as of September 16, 1996.

       27.1       Financial Data Schedule (electronic filing only).