Form 10-K405
period 1996-12-31
BOWATER INC
filed 1997-03-26
CIK 743368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996           COMMISSION FILE NO. 1-8712

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 24, 1997, was $1,599,608,255.

     As of March 24, 1997, there were 39,837,573 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the parts of this report indicated below:

Annual Report to Shareholders for the year ended December 31, 1996.                               Parts I, II and IV
Proxy Statement with respect to the Annual Meeting of Shareholders                                Part III
  to be held on May 21, 1997.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Bowater Incorporated (together with its consolidated subsidiaries, the "Company") is engaged in the manufacture, sale and distribution of newsprint, directory paper, uncoated groundwood specialties, coated groundwood paper, market pulp and lumber. The Company operates facilities in both the United States and Canada, and, as of December 31, 1996, managed and controlled approximately 3.6 million acres of timberlands to support these facilities. The Company markets and distributes its various products in North and South America and overseas.

     The Company was incorporated in Delaware in 1964. The Company's principal executive offices are currently located at 55 East Camperdown Way, Greenville, South Carolina 29602, and its telephone number at that address is (864) 271-7733.

     All three of the Company's divisions have been classified within a single business segment, Pulp, Paper and Related Products. Information regarding net export sales is incorporated herein by reference to page 39 of the Company's 1996 Annual Report (the "Annual Report"). Information regarding the amount of total revenue contributed by each of the Company's product lines is incorporated herein by reference to pages 42-43 of the Annual Report. Information regarding the Company's fixed assets is incorporated herein by reference to page 33 of the Annual Report.

     Information regarding the Company's liquidity and capital resources is incorporated herein by reference to pages 23-27 of the Annual Report.

     Information regarding the sale of real property and Star Forms Incorporated ("Star Forms," formerly known as the Bowater Communication Papers Division) is incorporated herein by reference to page 33 of the Annual Report.

OPERATING DIVISIONS

     The Company operates through three divisions: the Bowater Newsprint Division, the Bowater Coated Paper & Pulp Division and the Great Northern Paper ("GNP") Division. In 1995, the Company operated through four divisions; in 1996, the Company sold the Star Forms Division.

     The Bowater Newsprint Division consists of four manufacturing facilities: the Calhoun Operation and Calhoun Newsprint Company ("CNC") (which is owned approximately 51 percent by the Company and approximately 49 percent by Herald Company, Inc.) located in Calhoun, Tennessee; the Mersey Operation (which is owned 51 percent by the Company and 49 percent by The Washington Post Company) located in Liverpool, Nova Scotia; Bowater Lumber located in Albertville, Alabama; and the Mersey Sawmill at Oakhill (which is also owned 51 percent by the Company and 49 percent by The Washington Post Company) located in Bridgewater, Nova Scotia. This division is also supported by seven domestic sales offices, which are responsible for marketing all of the Company's domestic newsprint and some uncoated groundwood specialties. In 1996, the Company incorporated Paper Traders International Pte Ltd ("Paper Traders"), a wholly-owned subsidiary located in Singapore. Paper Traders is responsible for the Company's newsprint sales in Asia and other Pacific Rim countries.

     The Bowater Coated Paper & Pulp Division consists of the Carolina Operation located in Catawba, South Carolina, and four sales offices. This division is responsible for selling all of the Company's coated groundwood paper, as well as all of the Company's market pulp.

     The GNP Division consists of three manufacturing facilities: the Millinocket Operation located in Millinocket, Maine; the East Millinocket Operation located in East Millinocket, Maine; and Pinkham Lumber located in Ashland, Maine. This division is supported by one sales office and is responsible for selling all of the Company's directory paper and some uncoated groundwood specialties.

NEWSPRINT, DIRECTORY PAPER AND UNCOATED GROUNDWOOD SPECIALTIES

     The Company is the largest manufacturer of newsprint in the United States. Including its Mersey Operation, the Company's annual capacity is approximately 8 percent of the North American capacity total and approximately 3 percent of the worldwide capacity total. The Company is also the largest manufacturer of directory paper in North America with approximately 28 percent of United States market share.

     The Calhoun Operation is located on the Hiwassee River in Tennessee and is one of the largest and most productive newsprint mills in North America. At this facility, the Company operates four paper machines, which produced 605,871 tons of newsprint and uncoated groundwood specialties in 1996. Also located at this facility is CNC's paper machine, which produced 239,263 tons of newsprint in 1996. Although the Company manages and operates the entire facility, CNC also owns 68.4 percent of the thermomechanical pulp ("TMP") mill and 100 percent of the recycled fiber plant at the facility. The Company owns the remaining 31.6 percent of the TMP mill and 100 percent of the other assets at this location. These other assets include kraft and stone groundwood pulp mills and other support equipment necessary to produce the finished product.

     The Mersey Operation is located on an ice-free port providing economical access to ports along the eastern seaboard of the United States and throughout the world. Its two paper machines, built in 1929, were rebuilt between 1983 and 1985 and produced 261,963 tons of newsprint in 1996. This facility also operates a TMP mill, a wastewater treatment facility and other support equipment required to produce the finished product.

     Newsprint, directory paper and uncoated groundwood specialties are also produced at three other Company locations. The newsprint machine at the Carolina Operation, located on the Catawba River in South Carolina, produced 247,132 tons in 1996 and is one of the largest and most productive newsprint machines in the industry. The Company's East Millinocket Operation, located on the West Branch of the Penobscot River in northern Maine, has two paper machines which were built in 1954 and rebuilt in 1986. These two machines produced a total of 284,270 tons of newsprint, directory paper and uncoated groundwood specialties in 1996. This facility also operates a groundwood pulp mill, a recycled fiber plant and other support equipment required to produce the finished product. The Company's Millinocket Operation, located eight miles from the East Millinocket Operation, has four paper machines that produced 146,493 tons of directory paper and uncoated groundwood specialties in 1996. These paper grades are used in directories, catalogs, newspaper advertising inserts and magazines, and are sold primarily to customers east of the Mississippi River.

     Domestic newsprint, directory paper and uncoated groundwood specialty paper sales are made directly by the Company through its regional sales offices located near major metropolitan areas in the eastern half of the United States, while export sales are made primarily through international sales agents local to their markets. CNC's minority shareholder and its affiliates purchase the equivalent of all of CNC's annual output, and The Washington Post Company purchases approximately 80,000 tons of newsprint annually. Combined, these two customers in 1996 accounted for approximately 10 percent of the Company's consolidated net sales and approximately 22 percent of the Company's newsprint sales. The Company distributes newsprint, directory paper and uncoated groundwood specialties by rail, truck, ship and barge.

COATED GROUNDWOOD PAPER

     The Company is one of the largest producers of coated groundwood paper in the United States and North America with approximately 10 percent and 8 percent of the United States and North American capacity, respectively. Coated groundwood paper produced by the Company is primarily light weight coated paper and is used in magazines, catalogs, advertising pieces, textbooks, direct mail pieces and coupons.

     The Company manufactures a variety of coated grades on two paper machines at the Carolina Operation and on three of the four paper machines at the Millinocket Operation. Both machines at the Carolina Operation utilize off-machine blade coaters. At the Millinocket Operation, two machines produce a base stock which is coated on an off-machine blade coater while the third machine has an on-machine roll coater. In 1996, the two coated machines at the Carolina Operation produced 328,468 tons of coated groundwood paper, and the three machines at the Millinocket Operation produced 106,098 tons of coated groundwood paper. The Carolina Operation includes a kraft mill, a TMP mill and other support equipment required to produce the finished product. The Millinocket Operation includes a sulphite mill and other support equipment required to produce the finished product.

     Domestic coated groundwood paper is sold by the Company and paper brokers to major printers, publishers, and catalogers. It is distributed by truck and rail from the Carolina and Millinocket facilities. These facilities are strategically located to supply the southeastern and northeastern United States, respectively, and jointly serve the midwestern market. Export markets are serviced primarily through international agents.

MARKET PULP

     In addition to furnishing its internal pulp requirements, the Company produced 261,015 tons of softwood market pulp at its Carolina Operation in 1996 for use by manufacturers of fine paper, tissues and other paper products and the Calhoun Operation produced 118,198 tons of hardwood market pulp for sale to its customers. During 1996, the Calhoun Operation completed a pulp dryer rebuild, which enables the Company to significantly increase market pulp production. During 1994, the Calhoun Operation also replaced two existing recovery boilers with a larger recovery boiler. The new recovery boiler enables this facility to realize significant cost reductions and meet current environmental regulations.

     In 1996, 73 percent of the Company's market pulp was sold to the export market. Export sales are made through international sales agents local to their markets, while domestic sales are made directly by the Company and sales agents. The Company distributes market pulp primarily by rail and ship.

LUMBER AND OTHER WOOD PRODUCTS

     In connection with its primary business of manufacturing and distributing various paper products and market pulp, the Company is engaged in related businesses.

     At December 31, 1996, the Company owned or managed under lease approximately 3.6 million acres of timberlands throughout six states and Nova Scotia. Approximately 2.1 million acres of these timberlands are located in the state of Maine. The Company maintains one nursery and contracts with numerous other nurseries in order to replace trees harvested from its timberlands. The Company also employs harvest activities designed to promote natural regeneration.

     The Company operates three sawmills that produce construction grade lumber. Bowater Lumber produced 96.7 million board feet of lumber in 1996. This lumber is sold in the southern and midwestern United States. The Mersey Sawmill at Oak Hill, which produced 32.0 million board feet of lumber in 1996, sells to customers in eastern Canada and the United Kingdom. Pinkham Lumber produced 66.2 million board feet of lumber in 1996, with the majority of this product sold to customers in New England. The Company distributes lumber by truck, rail and ship. The Company also sold 679,000 cords of wood during 1996. This is primarily shipped by truck to local sawmills and other paper companies.

RECYCLING CAPABILITY

     The Company has focused its efforts in recent years on meeting the demand for recycled-content paper products, which provides an environmental benefit in reducing solid waste landfill deposits. In addition, this effort allows publishers and other customers to meet recycled-content standards.

     The Company operates recycling plants at its Calhoun and East Millinocket Operations. Taking a mixture of old newspapers and old magazines ("recovered paper"), generally 70% and 30%, respectively, at the Calhoun Operation and 80% and 20%, respectively, at the East Millinocket Operation, these plants utilize advanced mechanical and chemical processes to manufacture high quality pulp. When this recycled fiber is combined with virgin fiber, the resulting products, which include recycled-content newsprint, directory paper and uncoated groundwood specialties, are comparable in quality to paper produced with 100 percent virgin fiber pulp. In 1996, the Company produced 223,000 tons of recycled-content fiber pulp for its paper mills. This level of production required 322,000 tons of recovered paper.

COMPETITION

     In general, the Company's products are globally-traded commodities. Pricing and the level of shipments of these products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in exchange rates.

     Newsprint and market pulp, two of the Company's principal products, are produced by numerous worldwide manufacturers. Aside from quality specifications to meet customer needs, the production of newsprint and market pulp generally do not depend upon a proprietary process or formula. There are approximately twenty major worldwide producers of newsprint with which the Company competes. In addition, the Company faces actual and potential competition from numerous smaller producers located around the world. Price, quality, service and the ability to produce paper with recycled content are important competitive determinants. The Company is not a major producer in the pulp market.

     The Company competes with three major worldwide producers and several smaller producers of directory paper. Price, quality and service, as well as the ability to produce lower basis weights and recycled products, are all important competitive determinants. The Company is not a major producer in the uncoated groundwood specialties market.

     The Company competes with approximately twelve coated groundwood producers located in North America. In addition, there are approximately seven major offshore suppliers of coated groundwood paper that sell into the North American market. As a major supplier to printers in North America, the Company also competes with numerous worldwide suppliers of other grades of paper such as coated freesheet, supercalendered and uncoated groundwood papers. Price, quality and service are important competitive determinants, but a degree of proprietary knowledge is required in both the manufacture and use of this product, which requires close customer-supplier relationships.

     As with other globally manufactured and sold commodities, the competitive position of the Company's products is significantly affected by the volatility of currency exchange rates. As several of the Company's primary competitors are located in Canada, Sweden and Finland, the relative rates of exchange between those countries' currencies and the United States dollar can have a substantial effect on the Company's ability to compete. In addition, the degree to which the Company competes with foreign producers depends in part on the level of demand abroad. Shipping costs generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.

     Trends in electronic data transmission and storage could adversely affect traditional print media, including products of the Company's customers; however, neither the timing nor the extent of those trends can be predicted with certainty. Industry reports indicate that the Company's newspaper publishing customers in North America have experienced some loss of market share to other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end uses for several of the Company's products), cable television and the internet. Some of these customers are also facing a decline in newspaper readership, circulation and advertising lineage. The Company does not believe that this is the case in most overseas markets.

     Part of the Company's competitive strategy is to be a lower cost producer of its products while maintaining strict quality standards and responding to environmental concerns. Aside from cost reduction programs and continuous process improvement projects, the Company believes that its access to relatively low-cost wood also affords it competitive advantages in controlling costs. The Company's two recycling facilities have further enhanced its competitive position by enabling it to respond to customer demand for recycled-content newsprint, directory paper and uncoated groundwood specialties.

RAW MATERIALS AND ENERGY

     The manufacture of pulp and paper requires significant amounts of wood and energy. In 1996, the Company consumed approximately 3.3 million cords of wood for pulp, paper and lumber production. The Company obtained approximately 1.2 million cords of wood (38 percent) from Company-owned properties to satisfy these requirements. The additional amounts of wood needed for pulp, paper and lumber production, totaling 2.1 million cords, were purchased, primarily under contract, from local wood producers, private landowners and sawmills (in the form of residual chips) at market prices. The Company also harvested wood from Company-owned properties for sale to other sawmills and paper companies. Recovered paper is purchased from suppliers in the regions of the Company's recycling plants. These suppliers collect, sort and bale the material before selling it to the Company, primarily under long-term contracts, with prices and available quantities fluctuating according to market conditions. The Company is one of the largest purchasers of recovered paper in North America.

     Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers at the various mill sites from a variety of fuel sources. Internally generated electrical power at the Calhoun and Carolina Operations is used to supplement purchased electrical power. The Mersey Operation purchases all of its steam and electrical power requirements. The GNP Division has the capacity to be totally self-sufficient electrically with six hydroelectric facilities located on the West Branch of the Penobscot River (containing 31 hydroelectric generators) and seven steam turbine generators located in the mill power plants.

     The Company operates its Maine hydroelectric facilities pursuant to long-term licenses granted by the Federal Energy Regulatory Commission ("FERC") or its predecessor, the Federal Power Commission. The licenses for certain dams expired on December 31, 1993. Over the past several years, the Company was engaged in the relicensing process to obtain new 30-year licenses, while operating under interim licenses. On October 22, 1996, FERC issued new 30-year licenses allowing the Company to continue operating its hydroelectric facilities with substantially similar terms and conditions as the old licenses. On November 22, 1996, five intervenors filed requests for rehearing, generally rearguing issues already considered by FERC. These requests are now under consideration by FERC, and although no assurances can be given, management believes that the requests should not result in any material adverse change to the terms or conditions of the licenses.

EMPLOYEES

     As of December 31, 1996, the Company employed 5,025 people, of whom 3,572 were represented by bargaining units. A six-year labor contract extension at the Company's Carolina Operation was ratified effective February 28, 1997, with an expiration date of April 28, 2003. This contract covers all of the plant's hourly employees. The labor contract with most of the plant's hourly employees at the Calhoun Operation expires July 2, 2002. The wage portion of the labor contract covering all unionized employees at the Mersey Operation was renegotiated effective May 1, 1996. All portions of this labor contract expire on April 30, 1998. The labor agreement for the majority of unionized employees of the GNP Division expires on July 31, 2001, while all other agreements at the division expire during 2002. All plant facilities are situated in areas where adequate labor pools exist and relations with employees are considered good.

TRADEMARKS AND NAME

     The Company owns the trademarked Company logo exclusively throughout the world. The Company is licensed to use the name "Bowater" in connection with the sale of all products in the Western Hemisphere and with the sale of paper, pulp and lumber in the Eastern Hemisphere. In 2001, the Company has an option to acquire certain ownership rights to the name "Bowater". The Company considers its interests in the Company logo and name to be valuable and necessary to the conduct of its business.

ENVIRONMENTAL MATTERS

     Information regarding environmental matters is incorporated herein by reference to pages 24-25 of the Annual Report.

     The Company believes that its United States and Canadian operations are in substantial compliance with all applicable federal, state and provincial environmental regulations and that all currently-required control equipment is in operation. While it is impossible to predict future environmental regulations that may be established, the Company believes that it will not be at a competitive disadvantage with regard to meeting future United States or Canadian standards.

     The Company has taken positive action to address concerns about municipal solid waste by constructing a recycled fiber plant at its Calhoun and East Millinocket Operations. See Recycling Capability on page 3.

ITEM 2. PROPERTIES

     Information regarding the Company's properties is incorporated herein by reference to the material included in Item 1, "Business" of this Form 10-K, and on page 40 and the back cover page of the Annual Report.

     In addition to the properties that it owns, the Company also leases under long-term leases certain timberlands, office premises, and office computer and transportation equipment. Information regarding timberland leases and operating leases is incorporated herein by reference to page 39 of the Annual Report.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims and other matters. The Company's management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 26, 1997

     The Company's executive officers, who are elected by the Board of Directors to serve one-year terms, are listed below. There are no family relationships among officers, or any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                                                                                              SERVED AS
        NAME             AGE                                    POSITION                                    OFFICER SINCE
Arnold M. Nemirow        54    Chairman, President and Chief Executive Officer                                   1994
Anthony H. Barash        54    Senior Vice President -- Corporate Affairs and General Counsel                    1996
E. Patrick Duffy         55    Senior Vice President and President -- Coated Paper & Pulp Division               1995
Arthur D. Fuller         52    Senior Vice President and President -- Newsprint Division                         1995
David G. Maffucci        46    Senior Vice President -- Chief Financial Officer                                  1992
Donald G. McNeil         46    Senior Vice President and President -- Great Northern Paper, Inc.                 1995
Robert J. Pascal         64    Senior Vice President                                                             1986
Donald J. D'Antuono      53    Vice President -- Corporate Development                                           1977*
James H. Dorton          40    Vice President -- Treasurer                                                       1996
Richard F. Frisch        49    Vice President -- Human Resources                                                 1995
Steven G. Lanzl          48    Vice President -- Information Technology                                          1996
Robert D. Leahy          45    Vice President -- Corporate Relations                                             1993
Robert A. Moran          52    Vice President -- Manufacturing Services                                          1992
Michael F. Nocito        42    Vice President -- Controller                                                      1993
Wendy C. Shiba           46    Secretary and Assistant General Counsel                                           1993

 * Except for the period from 1978 to 1979.

     Arnold M. Nemirow became Chairman on March 31, 1996, and Chief Executive Officer on March 1, 1995. He has been President and a director of the Company since September 1994 and was Chief Operating Officer from September 1994 through February 1995. Previously he was President, Chief Executive Officer and a director of Wausau Paper Mills Company, a pulp and paper company, from July 1990 through July 1994, Chairman, President, Chief Executive Officer and a director of Nekoosa Papers, Inc., the business papers division of Great Northern Nekoosa Corporation, from 1988 to March 1990 and Vice President of Great Northern Nekoosa Corporation from 1984 to March 1990.

     Anthony H. Barash became Senior Vice President -- Corporate Affairs and General Counsel on April 1, 1996. From 1993 through March 31, 1996, he was a partner of the law firm Seyfarth, Shaw, Fairweather & Geraldson, where he was a member of the firm's Business Law and Real Estate Group. Previously, from 1980 to 1993, he was a senior partner of the law firm Barash & Hill, where he also concentrated in business and real estate law.

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

     David G. Maffucci became Senior Vice President -- Chief Financial Officer in October 1995. He had served as Vice President -- Treasurer since July 1993 and Treasurer from July 1992 to July 1993 and relinquished the title of Treasurer in August 1996. From 1977 to 1992 he held various positions of increasing responsibility in the Company's Finance Department.

     Donald G. McNeil became Senior Vice President on March 1, 1995, and has been President of GNP since November 1994. He was President and General Manager of Bowater Mersey Paper Company, a subsidiary of the Company ("Mersey"), from 1992 to 1994. He was General Manager of Mersey from 1991 to 1992 and Assistant General Manager from 1990 to 1991. From 1977 through 1989 he held various engineering and management positions with Mersey.

     Robert J. Pascal became Senior Vice President in February 1994. He was Vice President from 1986 to 1994 and President of the Communication Papers Division from 1990 to November 1996, prior to which he was General Manager of that unit. He was Group Vice President of Pitney Bowes, Inc. from 1981 to 1986.

     Donald J. D'Antuono was appointed Vice President -- Corporate Development in 1991. He was Vice President -- Investor Relations from 1984 to 1991, Vice President -- Controller from 1979 to 1984, Treasurer of Mersey from 1978 to 1979 and Controller of the Company from 1977 to 1978.

     James H. Dorton became Vice President -- Treasurer in August 1996. From 1990 through July 31, 1996, he was Treasurer of Intergraph Corporation, a manufacturer and designer of computers and software for engineering applications, where he was responsible for treasury management, corporate finance and shareholder relations. He was Assistant Treasurer of Intergraph Corporation from 1986 to 1990.

     Richard F. Frisch became Vice President -- Human Resources in May 1995. He was Director of Compensation and Benefits from June 1994 to May 1995. Prior to then he was employed by Scott Paper Company, a pulp and paper company, at its Philadelphia, Pennsylvania, headquarters, most recently as Director of Benefits from 1991 to June 1994, where he was responsible for strategic design and management of benefit plans.

     Steven G. Lanzl became Vice President -- Information Technology in October 1996. From 1992 to October 1996 he was with E.I. du Pont de Nemours and Company, a diversified chemical and petroleum products company, where he was responsible for planning information system initiatives. Earlier he was with DuPont Asia Pacific, Ltd., in Japan as Manager of Information Systems Planning.

     Robert D. Leahy was appointed Vice President -- Corporate Relations in March 1993. He served as Director of Media Communications at International Paper Company, a paper and forest products company, from 1989 to March 1993, where he was responsible for domestic and international media communications. He was Vice President of Corporate Communications for Andal Corporation, a metal products company, from 1987 to 1989, where he was responsible for marketing communications and investor and government relations. Previously he held various senior level communications/public affairs positions in both corporate and agency settings.

     Robert A. Moran became Vice President -- Manufacturing Services in May 1996 and was Vice President -- Pulp and Paper Manufacturing Services from 1992 to May 1996. He was Vice President -- Manufacturing Services for the Pulp and Paper Group from 1991, Director of Planning and Development for the Pulp and Paper Group from 1988 to 1991 and also served as Assistant General Manager of the Carolina Operation during 1988.

     Michael F. Nocito has been Vice President -- Controller since 1993. He was Controller of the Calhoun Operation from 1992 to 1993 and Assistant Controller of the Calhoun Operation from 1988 to 1992. From 1978 to 1988 he held various positions of increasing responsibility in the Company's Finance Department.

     Wendy C. Shiba has been Secretary and Assistant General Counsel since 1993. From 1992 to 1993, she was Corporate Chair of the City of Philadelphia Law Department where she managed the Corporate Group, which was responsible for all of the City's nonlitigation legal work. She was Associate Professor of Law from 1990 to 1993 and Assistant Professor of Law from 1985 to 1990 at Temple University School of Law, where she taught subjects relating to corporate law and served as a consultant in legal writing and corporate law. Earlier she practiced corporate law in the private sector.

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

     (b) As of March 24, 1997, there were 5,506 holders of record of the Company's Common Stock.

     (c) The Company paid consecutive quarterly dividends of $.15 per share of Common Stock during 1995. The quarterly dividend was increased to $.20 per share of Common Stock effective with the dividend payable April 1, 1996. This amount was paid quarterly during the balance of 1996.

     Future declarations of dividends on the Company's Common Stock are discretionary with the Board of Directors, and the declaration of any such dividends will depend upon, among other things, the Company's earnings, capital requirements and financial condition. Dividends on the Common Stock may not be paid if there are any unpaid or undeclared accrued dividends on the Company's outstanding preferred stock, which currently consists of the Company's LIBOR Preferred Stock, Series A and 8.40% Series C Cumulative Preferred Stock. At December 31, 1996, there were no arrearages on dividends accrued on any of the Company's preferred stock.

     In addition, the Company's ability to pay dividends on any of its preferred stock and on its Common Stock depends on its maintaining adequate net worth and compliance with the required ratio of total debt to total capital as defined in and required by the Company's current credit agreement (the "Credit Agreement"). The Credit Agreement requires the Company to maintain a minimum net worth (generally defined therein as common shareholders' equity plus any outstanding preferred stock) of $974 million as of December 31, 1996. In addition, the Credit Agreement imposes a maximum 60 percent ratio of total debt to total capital (defined therein as total debt plus net worth). At December 31, 1996, the net worth of the Company and the ratio of total debt to total capital as defined under the agreement were $1.2 billion and 39 percent, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     Information regarding the Company's financial position and operating record is incorporated herein by reference to pages 42-43 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information regarding the Company's business and financial results is incorporated herein by reference to pages 21-27 of the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated herein by reference to pages 28-41 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors is incorporated herein by reference to the material under the heading "Election of Directors -- Information on Nominees and Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders scheduled to be held May 21, 1997 (the "Proxy Statement"), filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     Information regarding the Company's executive officers is provided under the caption "Executive Officers of the Registrant as of March 26, 1997" on pages 6-7 of this Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning (1) any person or group known to the Company to be the beneficial owner of more than 5 percent of the Company's voting stock, and
(2) ownership of the Company's equity securities by management is incorporated herein by reference to the material under the heading "Certain Information Concerning Stock Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following are filed as a part of this Report on Form 10-K:

     (1) The following are included at the indicated page in the Annual Report and are incorporated by reference herein:

                                                                                                PAGE(S)
Consolidated Statement of Operations for Each of the Years in the Three-Year Period Ended
  December 31, 1996..........................................................................        28
Consolidated Balance Sheet at December 31, 1996 and 1995.....................................        29
Consolidated Statement of Capital Accounts for Each of the Years in the Three-Year Period
  Ended December 31, 1996....................................................................        30
Consolidated Statement of Cash Flows for Each of the Years in the Three-Year Period Ended
  December 31, 1996..........................................................................        31
Notes to Consolidated Financial Statements...................................................     32-40
Management's Statement of Responsibility and Independent Auditors' Report....................        41

     (2) All financial statement schedules are omitted because they are not applicable, or the amounts associated with them are immaterial, or because the required information is included in the financial statements or notes thereto.

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NO.                                                  DESCRIPTION
    3.1       Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-51569).
    3.2       Certificate of Designations of the 7% PRIDES, Series B Convertible Preferred Stock of the Company
              (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 1,
              1994, File No. 1-8712 (the "February 1994 8-K")).
    3.3       Certificate of Designations of the 8.40% Series C Cumulative Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the February 1994 8-K).
    3.4       Bylaws of the Company amended and restated as of July 26, 1995 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1995, File
              No. 1-8712 (the "September 1995 10-Q")).
    4.1       Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to the Company's
              Registration Statement No. 2-93455).
    4.2       Indenture, dated as of August 1, 1989, by and between the Company and Manufacturers Hanover Trust Company, as Trustee, with respect to the 9% Debentures Due 2009 (incorporated by reference to Exhibit 4.7 to the
              Company's Registration Statement No. 33-61219).
    4.3       Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank, N.A., as
              Trustee, with respect to the 9 3/8% Debentures Due 2021 (incorporated by reference to Exhibit 4.8 to the
              Company's Annual Report on Form 10-K for the period ending December 31, 1991, File No. 1-8712 (the "1991
              10-K")).
    4.4       Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank, N.A., as
              Trustee, with respect to the 8 1/2% Notes Due 2001 (incorporated by reference to Exhibit 4.9 to the 1991
              10-K).
    4.5       Indenture, dated as of October 15, 1992, by and between the Company and The Chase Manhattan Bank (N.A.) as
              Trustee, with respect to the 8 1/4% Notes Due 1999 (incorporated by reference to Exhibit 4.10 to the
              Company's Annual Report on Form 10-K for the period ending December 31, 1992, File No. 1-8712 (the "1992
              10-K")).
    4.6       Indenture, dated as of October 15, 1992, between the Company and The Chase Manhattan Bank (N.A.) as
              Trustee, with respect to the 9 1/2% Debentures Due 2012 (incorporated by reference to Exhibit 4.11 to the
              1992 10-K).
    4.7       Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
              Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's 8.40%
              Series C Cumulative Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.4 to the February 1994 8-K).
    4.8       See Exhibits 3.1, 3.3 and 3.4.

EXHIBIT NO.                                                  DESCRIPTION
  +10.1       Employment Agreement, dated as of July 20, 1994, by and between the Company and Arnold M. Nemirow
              (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the period ending December 31, 1994, File No. 1-8712 (the "1994 10-K")).
  +10.2   *   Employment Agreement, dated as of October 21, 1996, by and between the Company and Steven G. Lanzl.
  +10.3       Employment Agreement, dated as of April 1, 1995, by and between the Company and E. Patrick Duffy
              (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1995, File No. 1-8712 (the "March 1995 10-Q")).
  +10.4       Form of Employment Agreement by and between the Company and each of Robert D. Leahy, Robert A. Moran,
              Michael F. Nocito, Aubrey S. Rogers, and Wendy C. Shiba (incorporated by reference to Exhibit 10.4 to the
              Company's Annual Report on Form 10-K for the period ending December 31, 1993, File No. 1-8712 (the "1993
              10-K")).
  +10.4.1 *   Modification of Employment Agreement, dated as of January 1, 1997, by and between the Company and Aubrey
              S. Rogers.
  +10.5       Form of Change in Control Agreement, by and between the Company and each of Donald J. D'Antuono, Edward
              Patrick Duffy, Richard F. Frisch, Arthur D. Fuller, Robert D. Leahy, David G. Maffucci, Donald G. McNeil,
              Robert A. Moran, Arnold M. Nemirow, Michael F. Nocito, Robert J. Pascal, Aubrey S. Rogers and Wendy C.
              Shiba (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the
              period ending December 31, 1995, File No. 1-8712 (the "1995 10-K")).
  +10.6   *   Form of Change in Control Agreement by and between the Company and each of Anthony H. Barash, James H.
              Dorton and Steven G. Lanzl.
  +10.7       Employment Agreement, dated May 20, 1993, by and between the Company and Robert J. Pascal (incorporated by reference to Exhibit 10.6 to the 1993 10-K).
  +10.7.1     Modification of Employment Agreement and Other Covenants, dated as of February 16, 1996, by and between the Company and Robert J. Pascal (incorporated by reference to Exhibit 10.7.1 to the 1995 10-K).
  +10.8       Employment Agreement, dated August 25, 1988, by and between the Company and Donald J. D'Antuono
              (incorporated by reference to Exhibit 10.7 to the 1993 10-K).
  +10.8.1     Amendment to Employment Agreement, dated August 23, 1989, by and between the Company and Donald J.
              D'Antuono (incorporated by reference to Exhibit 10.7.1 to the 1993 10-K).
  +10.9       Employment Agreement, dated as of June 1, 1995, by and between the Company and Richard F. Frisch
              (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ending June 30, 1995, File No. 1-8712).
  +10.10      Employment Agreement, dated as of August 6, 1996, by and between the Company and James H. Dorton
              (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1996, File No. 1-8712 (the "June 1996 10-Q")).
  +10.11      Employment Agreement, dated as of January 12, 1995, by and between the Company and Arthur D. Fuller
              (incorporated by reference to Exhibit 10.10 to the 1994 10-K).
  +10.12      Employment Agreement, dated as of November 1, 1995, by and between the Company and David G. Maffucci
              (incorporated by reference to Exhibit 10.12 to the 1995 10-K).
  +10.13      Employment Agreement, dated as of March 1, 1995, by and between the Company and Donald G. McNeil
              (incorporated by reference to Exhibit 10.12 to the 1994 10-K).
  +10.14      Employment Agreement, dated as of April 1, 1996, by and between the Company and Anthony H. Barash
              (incorporated by reference to Exhibit 10.14 to the 1995 10-K).
  +10.15      Compensatory Benefits Plan of the Company, as amended and restated as of April 30, 1991 (incorporated by reference to Exhibit 10.8 to the 1991 10-K).
  +10.15.1*   Amendment, effective as of January 1, 1996, to the Compensatory Benefits Plan of the Company.
  +10.16      Annual Bonus Plan of the Company (incorporated by reference to Exhibit 10.16 to the 1994 10-K).
  +10.16.1*   Administrative Guide to Annual Bonus Plan of the Company.
  +10.17      1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's
              Registration Statement No. 2-90172).
  +10.17.1    Amendment, effective as of January 1, 1987, to the 1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10A to the Company's Registration Statement No. 33-11228).
  +10.17.2    Amendment to 1984 Stock Option Plan of the Company, dated as of July 22, 1987 (incorporated by reference to Exhibit 10.17.2 to the 1995 10-K).

EXHIBIT NO.                                                  DESCRIPTION
  +10.17.3    Amendment to 1984 Stock Option Plan of the Company, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.1B to the Company's Annual Report on Form 10-K for the period ending December 31, 1989, File
              No. 1-8712 (the "1989 10-K")).
  +10.17.4    Amendment No. 4 to 1984 Stock Option Plan of the Company, dated as of August 15, 1995 (incorporated by reference to Exhibit 10.17.4 to the 1995 10-K).
  +10.18      Deferred Compensation Plan for Outside Directors of the Company, as amended and restated effective as of
              January 1, 1996 (incorporated by reference to Exhibit 10.18 to the 1995 10-K).
  +10.18.1*   Deferred Compensation Plan for Outside Directors of the Company, as amended and restated effective January
              1, 1997.
  +10.19      Retirement Plan for Outside Directors of the Company, effective as of July 1, 1988 (incorporated by reference to Exhibit 10.19 to the 1995 10-K).
  +10.19.1    First Amendment to Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.19.1 to the 1995 10-K).
  +10.20      Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as
              amended and restated effective as of November 1, 1995 (incorporated by reference to Exhibit 10.20 to the
              1995 10-K).
  +10.20.1    First Amendment, dated as of March 18, 1996, to the Supplemental Benefit Plan for Designated Employees of
              Bowater Incorporated and Affiliated Companies (incorporated by reference to Exhibit 10.20.1 to the 1995
              10-K).
  +10.21      Executive Deferred Compensation Plan of the Company, effective as of July 1, 1994, and as amended as of
              January 1, 1995 (incorporated by reference to Exhibit 10.29.1 to the 1994 10-K).
  +10.21.1    Amendment to Executive Deferred Compensation Plan, dated as of November 14, 1995 (incorporated by reference to Exhibit 10.21.1 to the 1995 10-K).
  +10.22      Equity Participation Rights Plan, effective as of January 17, 1996 (incorporated by reference to Exhibit
              10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1996, File No.
              1-8712 (the "September 1996 10-Q")).
  +10.22.1    First Amendment to Equity Participation Rights Plan, effective as of March 1, 1996 (incorporated by reference to Exhibit 10.1.1 to the September 1996 10-Q).
  +10.23      1988 Stock Incentive Plan of the Company (incorporated by reference to the Company's Proxy Statement for
              1988, File No. 1-8712).
  +10.23.1    Amendment to 1988 Stock Incentive Plan of the Company, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to the 1989 10-K).
  +10.24      Benefit Plan Grantor Trust of the Company, dated as of May 20, 1988 (incorporated by reference to Exhibit
              10.17 to the 1989 10-K).
  +10.24.1    Amendment to Benefit Plan Grantor Trust, dated as of August 23, 1989 (incorporated by reference to Exhibit
              10.17A to the 1989 10-K).
  +10.24.2*   Amendment Number 2 to Benefit Plan Grantor Trust, dated as of November 20, 1996.
  +10.24.3    Supplemental Agreement to Benefit Plan Grantor Trust, dated as of May 20, 1988 (incorporated by reference to Exhibit 10.28.2 to the 1995 10-K).
  +10.25      Form of Indemnification Agreement, by and between the Company and each of James H. Dorton, Richard F.
              Frisch, David G. Maffucci and Wendy C. Shiba (incorporated by reference to Exhibit 10.1 to the June 1996
              10-Q).
  +10.26      Executive Severance Grantor Trust of the Company, dated as of September 1, 1989 (incorporated by reference to Exhibit 10.18 to the 1989 10-K).
  +10.26.1    Supplemental Agreement to Executive Severance Grantor Trust of the Company, dated as of September 1, 1989
              (incorporated by reference to Exhibit 10.29.1 to the 1995 10-K).
  +10.27      Outside Directors Benefit Plan Grantor Trust of the Company, dated as of September 5, 1989 (incorporated by reference to Exhibit 10.19 to the 1989 10-K).
  +10.27.1    Supplemental Agreement to Outside Directors Benefit Plan Grantor Trust of the Company, dated as of
              September 5, 1989 (incorporated by reference to Exhibit 10.30.1 to the 1995 10-K).
  +10.28      Benefits Equalization Plan, dated as of August 22, 1990 (incorporated by reference to Exhibit 10.20 to the
              Company's Annual Report on Form 10-K for the period ending December 31, 1990, File No. 1-8712 (the "1990
              10-K")).
  +10.28.1*   First Amendment to Bowater Incorporated Benefits Equalization Plan, effective as of January 1, 1996.
  +10.29      1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the 1991 10-K).
  +10.30      Long-Term Cash Incentive Plan, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.33 to the 1995 10-K).

EXHIBIT NO.                                                  DESCRIPTION
  +10.30.1    First Amendment, dated as of March 18, 1996, to the Long-Term Cash Incentive Plan dated as of January 1,
              1994 (incorporated by reference to Exhibit 10.33.1 to the 1995 10-K).
  +10.30.2    Long-Term Cash Incentive Deferred Compensation Plan, effective as of September 16, 1996 (incorporated by reference to Exhibit 10.2 to the September 1996 10-Q).
  +10.31  *   Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated.
  +10.32  *   Bowater Incorporated 1997-1999 Long-Term Incentive Plan, effective as of January 1, 1997, as amended and restated.
   10.33      Restated Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc. and
              Calhoun Newsprint Company (incorporated by reference to Exhibit 10.11 to the 1990 10-K).
   10.34      Recycle Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc., and
              Calhoun Newsprint Company (incorporated by reference to Exhibit 10.19.1 to the 1993
              10-K).
   10.35      Agreement, dated as of February 21, 1963, by and between Bowater Canadian Limited and The Washington Post
              Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 2-90172).
   10.36      Licensing Agreement, dated as of December 30, 1976, as amended, between the Company and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 2-90172).
   10.37      Trademark Agreement, dated May 8, 1984, between the Company and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 2-90172).
   10.38      Credit Agreement, dated as of September 29, 1995, among the Company, each of the banks signatory thereto
              (the "Banks"), and The Chase Manhattan Bank (National Association), as administrative agent for the Banks
              (incorporated by reference to Exhibit 10.1 to the September 1995 10-Q).
   13.1   *   Copy of the Company's 1996 Annual Report to Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part hereof).
   21.1   *   Subsidiaries of the registrant.
   23.1   *   Consent of Independent Auditors.
   27.1   *   Financial Data Schedule (electronic filing only).

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

                                             BOWATER INCORPORATED

                                             By: /s/     ARNOLD M. NEMIROW
                                                       ARNOLD M. NEMIROW
                                                 CHAIRMAN, PRESIDENT AND CHIEF
                                                        EXECUTIVE OFFICER

Date: March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 26, 1997.

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

           /S/                RICHARD BARTH             Director
                    RICHARD BARTH

          /S/              KENNETH M. CURTIS            Director
                  KENNETH M. CURTIS

          /S/             H. GORDON MACNEILL            Director
                  H. GORDON MACNEILL

          /S/             DONALD R. MELVILLE            Director
                  DONALD R. MELVILLE

          /S/                 JAMES L. PATE             Director
                    JAMES L. PATE

          /S/                 JOHN A. ROLLS             Director
                    JOHN A. ROLLS

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                      DESCRIPTION
    3.1       Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.2 to the
              Company's Registration Statement No. 33-51569).
    3.2       Certificate of Designations of the 7% PRIDES, Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 1, 1994, File No. 1-8712 (the
              "February 1994 8-K")).
    3.3       Certificate of Designations of the 8.40% Series C Cumulative Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the February 1994 8-K).
    3.4       Bylaws of the Company amended and restated as of July 26, 1995 (incorporated by reference to Exhibit 3.1 to the
              Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1995, File No. 1-8712 (the
              "September 1995 10-Q")).
    4.1       Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement No. 2-93455).
    4.2       Indenture, dated as of August 1, 1989, by and between the Company and Manufacturers Hanover Trust Company, as
              Trustee, with respect to the 9% Debentures Due 2009 (incorporated by reference to Exhibit 4.7 to the Company's
              Registration Statement No. 33-61219).
    4.3       Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank, N.A., as Trustee,
              with respect to the 9 3/8% Debentures Due 2021 (incorporated by reference to Exhibit 4.8 to the Company's Annual
              Report on Form 10-K for the period ending December 31, 1991, File No. 1-8712 (the "1991 10-K")).
    4.4       Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank, N.A., as Trustee,
              with respect to the 8 1/2% Notes Due 2001 (incorporated by reference to Exhibit 4.9 to the 1991 10-K).
    4.5       Indenture, dated as of October 15, 1992, by and between the Company and The Chase Manhattan Bank (N.A.) as
              Trustee, with respect to the 8 1/4% Notes Due 1999 (incorporated by reference to Exhibit 4.10 to the Company's
              Annual Report on Form 10-K for the period ending December 31, 1992, File No. 1-8712 (the "1992 10-K")).
    4.6       Indenture, dated as of October 15, 1992, between the Company and The Chase Manhattan Bank (N.A.) as Trustee, with respect to the 9 1/2% Debentures Due 2012 (incorporated by reference to Exhibit 4.11 to the 1992 10-K).
    4.7       Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's 8.40% Series C Cumulative
              Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.4 to the
              February 1994 8-K).
    4.8       See Exhibits 3.1, 3.3 and 3.4.
  +10.1       Employment Agreement, dated as of July 20, 1994, by and between the Company and Arnold M. Nemirow (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the period ending December 31, 1994,
              File No. 1-8712 (the "1994 10-K")).
  +10.2   *   Employment Agreement, dated as of October 21, 1996, by and between the Company and Steven G. Lanzl.
  +10.3       Employment Agreement, dated as of April 1, 1995, by and between the Company and E. Patrick Duffy (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1995,
              File No. 1-8712 (the "March 1995 10-Q")).
  +10.4       Form of Employment Agreement by and between the Company and each of Robert D. Leahy, Robert A. Moran, Michael F.
              Nocito, Aubrey S. Rogers, and Wendy C. Shiba (incorporated by reference to Exhibit 10.4 to the Company's Annual
              Report on Form 10-K for the period ending December 31, 1993, File No. 1-8712 (the "1993 10-K")).
  +10.4.1 *   Modification of Employment Agreement, dated as of January 1, 1997, by and between the Company and Aubrey S.
              Rogers.
  +10.5       Form of Change in Control Agreement, by and between the Company and each of Donald J. D'Antuono, Edward Patrick
              Duffy, Richard F. Frisch, Arthur D. Fuller, Robert D. Leahy, David G. Maffucci, Donald G. McNeil, Robert A. Moran,
              Arnold M. Nemirow, Michael F. Nocito, Robert J. Pascal, Aubrey S. Rogers and Wendy C. Shiba (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ending December 31, 1995,
              File No. 1-8712 (the "1995 10-K")).
  +10.6   *   Form of Change in Control Agreement by and between the Company and each of Anthony H. Barash, James H. Dorton and
              Steven G. Lanzl.
  +10.7       Employment Agreement, dated May 20, 1993, by and between the Company and Robert J. Pascal (incorporated by reference to Exhibit 10.6 to the 1993 10-K).

EXHIBIT NO.                                                      DESCRIPTION
  +10.7.1     Modification of Employment Agreement and Other Covenants, dated as of February 16, 1996, by and between the
              Company and Robert J. Pascal (incorporated by reference to Exhibit 10.7.1 to the 1995 10-K).
  +10.8       Employment Agreement, dated August 25, 1988, by and between the Company and Donald J. D'Antuono (incorporated by reference to Exhibit 10.7 to the 1993 10-K).
  +10.8.1     Amendment to Employment Agreement, dated August 23, 1989, by and between the Company and Donald J. D'Antuono
              (incorporated by reference to Exhibit 10.7.1 to the 1993 10-K).
  +10.9       Employment Agreement, dated as of June 1, 1995, by and between the Company and Richard F. Frisch (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30,
              1995, File No. 1-8712).
  +10.10      Employment Agreement, dated as of August 6, 1996, by and between the Company and James H. Dorton (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1996, File
              No. 1-8712 (the "June 1996 10-Q")).
  +10.11      Employment Agreement, dated as of January 12, 1995, by and between the Company and Arthur D. Fuller (incorporated by reference to Exhibit 10.10 to the 1994 10-K).
  +10.12      Employment Agreement, dated as of November 1, 1995, by and between the Company and David G. Maffucci (incorporated by reference to Exhibit 10.12 to the 1995 10-K).
  +10.13      Employment Agreement, dated as of March 1, 1995, by and between the Company and Donald G. McNeil (incorporated by reference to Exhibit 10.12 to the 1994 10-K).
  +10.14      Employment Agreement, dated as of April 1, 1996, by and between the Company and Anthony H. Barash (incorporated by reference to Exhibit 10.14 to the 1995 10-K).
  +10.15      Compensatory Benefits Plan of the Company, as amended and restated as of April 30, 1991 (incorporated by reference to Exhibit 10.8 to the 1991 10-K).
  +10.15.1*   Amendment, effective as of January 1, 1996, to the Compensatory Benefits Plan of the Company.
  +10.16      Annual Bonus Plan of the Company (incorporated by reference to Exhibit 10.16 to the 1994 10-K).
  +10.16.1*   Administrative Guide to Annual Bonus Plan of the Company.
  +10.17      1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's Registration
              Statement No. 2-90172).
  +10.17.1    Amendment, effective as of January 1, 1987, to the 1984 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.10A to the Company's Registration Statement No. 33-11228).
  +10.17.2    Amendment to 1984 Stock Option Plan of the Company, dated as of July 22, 1987 (incorporated by reference to
              Exhibit 10.17.2 to the 1995 10-K).
  +10.17.3    Amendment to 1984 Stock Option Plan of the Company, dated as of August 23, 1989 (incorporated by reference to
              Exhibit 10.1B to the Company's Annual Report on Form 10-K for the period ending December 31, 1989, File No. 1-8712
              (the "1989 10-K")).
  +10.17.4    Amendment No. 4 to 1984 Stock Option Plan of the Company, dated as of August 15, 1995 (incorporated by reference to Exhibit 10.17.4 to the 1995 10-K).
  +10.18      Deferred Compensation Plan for Outside Directors of the Company, as amended and restated effective as of January
              1, 1996 (incorporated by reference to Exhibit 10.18 to the 1995 10-K).
  +10.18.1*   Deferred Compensation Plan for Outside Directors of the Company, as amended and restated effective January 1,
              1997.
  +10.19      Retirement Plan for Outside Directors of the Company, effective as of July 1, 1988 (incorporated by reference to
              Exhibit 10.19 to the 1995 10-K).
  +10.19.1    First Amendment to Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.19.1 to the 1995
              10-K).
  +10.20      Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective as of November 1, 1995 (incorporated by reference to Exhibit 10.20 to the 1995 10-K).
  +10.20.1    First Amendment, dated as of March 18, 1996, to the Supplemental Benefit Plan for Designated Employees of Bowater
              Incorporated and Affiliated Companies (incorporated by reference to Exhibit 10.20.1 to the 1995 10-K).
  +10.21      Executive Deferred Compensation Plan of the Company, effective as of July 1, 1994, and as amended as of January 1,
              1995 (incorporated by reference to Exhibit 10.29.1 to the 1994 10-K).
  +10.21.1    Amendment to Executive Deferred Compensation Plan, dated as of November 14, 1995 (incorporated by reference to
              Exhibit 10.21.1 to the 1995 10-K).
  +10.22      Equity Participation Rights Plan, effective as of January 17, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1996, File No. 1-8712 (the
              "September 1996 10-Q")).
  +10.22.1    First Amendment to Equity Participation Rights Plan, effective as of March 1, 1996 (incorporated by reference to
              Exhibit 10.1.1 to the September 1996 10-Q).
  +10.23      1988 Stock Incentive Plan of the Company (incorporated by reference to the Company's Proxy Statement for 1988,
              File No. 1-8712).

EXHIBIT NO.                                                      DESCRIPTION
  +10.23.1    Amendment to 1988 Stock Incentive Plan of the Company, dated as of August 23, 1989 (incorporated by reference to
              Exhibit 10.16A to the 1989 10-K).
  +10.24      Benefit Plan Grantor Trust of the Company, dated as of May 20, 1988 (incorporated by reference to Exhibit 10.17 to the 1989 10-K).
  +10.24.1    Amendment to Benefit Plan Grantor Trust, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.17A to the 1989 10-K).
  +10.24.2*   Amendment Number 2 to Benefit Plan Grantor Trust, dated as of November 20, 1996.
  +10.24.3    Supplemental Agreement to Benefit Plan Grantor Trust, dated as of May 20, 1988 (incorporated by reference to
              Exhibit 10.28.2 to the 1995 10-K).
  +10.25      Form of Indemnification Agreement, by and between the Company and each of James H. Dorton, Richard F. Frisch,
              David G. Maffucci and Wendy C. Shiba (incorporated by reference to Exhibit 10.1 to the June 1996 10-Q).
  +10.26      Executive Severance Grantor Trust of the Company, dated as of September 1, 1989 (incorporated by reference to
              Exhibit 10.18 to the 1989 10-K).
  +10.26.1    Supplemental Agreement to Executive Severance Grantor Trust of the Company, dated as of September 1, 1989
              (incorporated by reference to Exhibit 10.29.1 to the 1995 10-K).
  +10.27      Outside Directors Benefit Plan Grantor Trust of the Company, dated as of September 5, 1989 (incorporated by reference to Exhibit 10.19 to the 1989 10-K).
  +10.27.1    Supplemental Agreement to Outside Directors Benefit Plan Grantor Trust of the Company, dated as of September 5,
              1989 (incorporated by reference to Exhibit 10.30.1 to the 1995 10-K).
  +10.28      Benefits Equalization Plan, dated as of August 22, 1990 (incorporated by reference to Exhibit 10.20 to the
              Company's Annual Report on Form 10-K for the period ending December 31, 1990, File No. 1-8712 (the "1990 10-K")).
  +10.28.1*   First Amendment to Bowater Incorporated Benefits Equalization Plan, effective as of January 1, 1996.
  +10.29      1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the 1991 10-K).
  +10.30      Long-Term Cash Incentive Plan, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.33 to the 1995
              10-K).
  +10.30.1    First Amendment, dated as of March 18, 1996, to the Long-Term Cash Incentive Plan dated as of January 1, 1994
              (incorporated by reference to Exhibit 10.33.1 to the 1995 10-K).
  +10.30.2    Long-Term Cash Incentive Deferred Compensation Plan, effective as of September 16, 1996 (incorporated by reference to Exhibit 10.2 to the September 1996 10-Q).
  +10.31  *   Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated.
  +10.32  *   Bowater Incorporated 1997-1999 Long-Term Incentive Plan, effective as of January 1, 1997, as amended and restated.
   10.33      Restated Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc. and Calhoun
              Newsprint Company (incorporated by reference to Exhibit 10.11 to the 1990 10-K).
   10.34      Recycle Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc., and Calhoun
              Newsprint Company (incorporated by reference to Exhibit 10.19.1 to the 1993
              10-K).
   10.35      Agreement, dated as of February 21, 1963, by and between Bowater Canadian Limited and The Washington Post Company
              (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 2-90172).
   10.36      Licensing Agreement, dated as of December 30, 1976, as amended, between the Company and Bowater Industries plc
              (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 2-90172).
   10.37      Trademark Agreement, dated May 8, 1984, between the Company and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 2-90172).
   10.38      Credit Agreement, dated as of September 29, 1995, among the Company, each of the banks signatory thereto (the
              "Banks"), and The Chase Manhattan Bank (National Association), as administrative agent for the Banks (incorporated by reference to Exhibit 10.1 to the September 1995 10-Q).
   13.1   *   Copy of the Company's 1996 Annual Report to Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the
              Commission and is not deemed to be filed as part hereof).
   21.1   *   Subsidiaries of the registrant.
   23.1   *   Consent of Independent Auditors.
   27.1   *   Financial Data Schedule (electronic filing only).

* Filed herewith

+ This is a management contract or compensatory plan or arrangement.