Form 10-Q
period 1997-03-31
BOWATER INC
filed 1997-05-15
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1997.

             Class                              Outstanding at May 8, 1997

       Common Stock, $1.00 Par Value                 39,883,271 Shares

                              BOWATER INCORPORATED

                                    I N D E X



                                                                          Page
                                                                         Number


  PART I   FINANCIAL INFORMATION

         1.  Financial Statements:

                  Consolidated Balance Sheet at March 31, 1997,
                  and December 31, 1996                                    3

                  Consolidated Statement of Operations for the
                  Three Months Ended March 31, 1997, and
                  March 31, 1996                                           4

                  Consolidated Statement of Capital Accounts
                  for the Three Months Ended March 31, 1997                5

                  Consolidated Statement of Cash Flows for the
                  Three Months Ended March 31, 1997, and March
                  31, 1996                                                 6

                  Notes to Consolidated Financial Statements               7-8

            2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             9-12


  PART II   OTHER INFORMATION

            6.  Exhibits and Reports on Form 8-K                          13

  SIGNATURES                                                              14














                                       (2)

PART I
                                   BOWATER INCORPORATED AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                         (Unaudited, in thousands)




                                                          March 31,           December 31,
                                                             1997                 1996
                                                        ---------------      --------------
                          ASSETS
Current assets:
  Cash and cash equivalents                              $     111,670       $       85,259
  Marketable securities                                        238,746              345,398
  Accounts receivable, net                                     173,067              185,724
  Inventories (Note 2)                                         117,191              123,745
  Other current assets                                          13,774               13,629
                                                        ---------------       --------------
    Total current assets                                       654,448              753,755
                                                        ---------------       --------------

Timber and timberlands                                         394,237              395,675
Fixed assets, net                                            1,608,636            1,636,705
Other assets                                                    79,476               79,409
                                                        ===============       ==============
                                                         $   2,736,797       $    2,865,544
                                                        ===============       ==============
                 LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt                 $       1,604       $        1,604
  Accounts payable and accrued liabilities (Note 3)            177,131              216,328
  Income taxes payable                                          16,062                6,057
  Dividends payable (Note 4)                                     8,824               29,892
                                                        ---------------       --------------
    Total current liabilities                                  203,621              253,881
                                                        ---------------       --------------

Long-term debt, net of current installments                    758,604              759,029
Other long-term liabilities                                    166,675              171,651
Deferred income taxes                                          345,762              358,858
Minority interests in subsidiaries                             124,982              126,246
Commitments and contingencies (Note 5)
Redeemable LIBOR preferred stock                                24,894               24,746

Shareholders' equity:
   Series C cumulative preferred stock                          25,465               25,465
   Common stock (Note 6)                                        44,226               43,994
   Additional paid-in capital                                  539,136              531,598
   Retained earnings                                           689,018              698,301
   Equity adjustments                                          (12,960)             (12,370)
   Loan to ESOT                                                 (5,884)              (6,324)
   Treasury stock, at cost (Note 7)                           (166,742)            (109,531)
                                                        ---------------       --------------
    Total shareholders' equity                               1,112,259            1,171,133
                                                        ===============       ==============
                                                         $   2,736,797        $   2,865,544
                                                        ===============       ==============




          See accompanying notes to consolidated financial statements.
                                       (3)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands except per share amounts)




                                                                           Three Months Ended
                                                                  --------------------------------
                                                                    March 31,         March 31,
                                                                      1997              1996
                                                                  --------------    --------------
Net sales                                                          $    348,507      $    468,883
Cost of sales                                                           280,514           260,006
Depreciation, amortization and cost of timber harvested                  42,649            45,205
                                                                  --------------    --------------
    Gross profit                                                         25,344           163,672
Selling and administrative expense                                       15,221            20,951
                                                                  --------------    --------------
    Operating income                                                     10,123           142,721

Other expense/(income):
  Interest income                                                        (5,293)           (4,852)
  Interest expense, net of capitalized interest                          16,818            18,347
  Gain on sale of timberlands (Note 8)                                      (11)          (74,863)
  Other, net                                                                275              (434)
                                                                  --------------    --------------
                                                                         11,789           (61,802)
                                                                  --------------    --------------

Income/(loss) before income taxes and minority interests                 (1,666)          204,523

Provision for income taxes (Note 9)                                        (617)           75,674
Minority interests in net income of subsidiaries                           (735)           15,944
                                                                  --------------    --------------

Net income/(loss)                                                  $       (314)     $    112,905
                                                                  ==============    ==============

Earnings/(loss) per common share - primary (Note 10):              $      (0.03)     $       2.59
                                                                  ==============    ==============

Average common and common equivalent shares outstanding                  40,278            43,208
                                                                  ==============    ==============

Earnings/(loss) per common share - fully diluted (Note 10):        $      (0.03)     $       2.53
                                                                  ==============    ==============

Average common and common equivalent shares outstanding                  40,278            44,089
                                                                  ==============    ==============


          See accompanying notes to consolidated financial statements.
                                       (4)

                     BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                       Three Months Ended March 31, 1997
               (Unaudited, in thousands except per share amounts)


                                            Redeemable  Series C
                                             LIBOR     Cumulative            Additional
                                            Preferred  Preferred    Common    Paid-in    Retained    Equity    Loan to   Treasury
                                              Stock      Stock       Stock    Capital    Earnings  Adjustments ESOT      Stock
                                           ----------------------------------------------------------------------------------------
Balance at December 31, 1996                 $24,746    $25,465     $43,994   $531,598   $698,301  $(12,370)  $ (6,324)$(109,531)

Net loss                                        -          -          -          -            (314)        -          -        -

Dividends on common stock ($.20 per share)      -          -          -          -          (7,966)        -          -        -

Dividends on preferred stock:

  LIBOR ($0.60 per share)                       -          -          -          -            (300)        -          -        -

  Series C ($2.10 per share)                    -          -          -          -            (555)        -          -        -

Increase in stated value of LIBOR
  preferred stock                                148       -          -          -            (148)        -          -        -

Common stock issued for exercise
  of stock options                              -          -           232       6,326         -           -          -        -

Tax benefit on exercise of stock options                                         1,161

Reduction in loan to ESOT                       -          -          -          -             -           -          440      -

Purchase of common stock (Note 7)               -          -          -          -             -           -          -     (57,244)

Treasury stock used for employee benefit
  and dividend reinvestment plans               -          -          -            51          -           -          -        33

Foreign currency translation                    -          -          -          -             -         (590)        -        -
                                            ----------------------------------------------------------------------------------------
Balance at March 31, 1997                   $24,894    $25,465     $44,226     $539,136    $689,018  $(12,960)   $(5,884) $(166,742)
                                            ========================================================================================

          See accompanying notes to consolidated financial statements.
                                       (5)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)



                                                                                Three Months Ended
                                                                        -----------------------------------
                                                                          March 31,            March 31,
                                                                            1997                 1996
                                                                        --------------       --------------
Cash flows from (used for) operating activities:
Net income/(loss)                                                        $     (314)          $    112,905
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested                      42,649                 45,205
Deferred income taxes                                                          (184)                22,039
Minority interests                                                             (735)                15,944
Gain from sale of timberlands (Note 8)                                          (11)               (74,863)
Change in working capital:
  Accounts receivable, net                                                   12,657                 29,698
  Inventories                                                                 6,554                (39,380)
  Accounts payable and accrued liabilities (Note 3)                         (35,016)                (6,456)
  Income taxes payable                                                       (1,630)               (33,284)
Other, net                                                                     (967)                 6,659
                                                                        --------------       --------------
          Net cash from operating activities                                 23,003                 78,467
                                                                        --------------       --------------

Cash flows from (used for) investing activities:
Cash invested in fixed assets, timber and timberlands                       (23,572)               (14,404)
Disposition of fixed assets, timber and timberlands (Note 8)                    857                113,714
Maturities of marketable securities - net                                   106,652                    -
                                                                        --------------       --------------
          Net cash from investing activities                                 83,937                 99,310
                                                                        --------------       --------------

Cash flows from (used for) financing activities:
Cash dividends, including minority interests                                (29,840)               (38,249)
Purchase of common stock (Note 7)                                           (57,244)               (63,638)
Payments of long-term debt                                                     (443)                (1,419)
Stock options exercised                                                       6,558                  6,251
Other                                                                           440                    420
                                                                        --------------       --------------
          Net cash (used for) financing activities                          (80,529)               (96,635)
                                                                        --------------       --------------

Net increase in cash and cash equivalents                                    26,411                 81,142

Cash and cash equivalents at beginning of year                               85,259                264,571
                                                                        --------------       --------------
Cash and cash equivalents at end of period                               $  111,670           $    345,713
                                                                        ==============       ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest, net of capitalized interest                                  $  (12,711)          $    (15,508)
  Income taxes                                                           $   (1,197)          $    (86,919)


          See accompanying notes to consolidated financial statements.
                                       (6)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company). The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.


2. The composition of inventories at March 31, 1997, and December 31, 1996, was as follows (in thousands):


                                       March 31, 1997      December 31, 1996
                                     -----------------    -------------------
      (Unaudited)
      At lower of cost or market:
      Raw materials                    $   20,010            $   17,990
      Work in process                       2,726                 3,077
      Finished goods                       40,430                47,577
      Mill stores and other supplies       65,849                66,925
                                       --------------        -------------
                                          129,015               135,569
                                       --------------        -------------
      Excess of current cost over
         LIFO inventory value             (11,824)              (11,824)
                                       --------------        -------------
                                       $  117,191            $  123,745
                                       ==============        =============



3. During the first quarter of 1997, the Company paid $19.9 million of the $25.9 million accrued for an incentive compensation plan established in 1994. The remainder was paid in the second quarter of 1997.

4. In December 1996, the Board of Directors of Calhoun Newsprint Company (CNC) declared a $40.0 million dividend. As a result, $19.6 million was paid to the minority shareholder in January 1997. In the first quarter of 1996, a $29.4 million dividend was paid to the minority shareholder.

5. The Company is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, and other matters. The Company's management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.

6. On January 9, 1997, the Company converted all of the outstanding depositary shares of its 7% PRIDES Series B Convertible Preferred Stock using Bowater common stock at a conversion ratio of .82 of a common share for each depositary share, resulting in the issuance of 4,012,765 common shares. The Company reflected this transaction in the Consolidated Balance Sheet at December 31, 1996.

7. During the first quarter of 1997, the Company purchased 1.4 million shares of common stock at a cost of $57.2 million, completing the stock repurchase program authorized in February 1996. In the first quarter of 1996, 1.6 million shares were purchased at a cost of $63.6 million. Since the beginning of the program, 4.0 million shares were purchased at a total cost of $156.0 million.

                                       (7)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


8. During the first quarter of 1996, the Company sold approximately 104,000 acres of timberlands in Alabama and South Carolina resulting in proceeds of $113.7 million and a pre-tax gain of $74.9 million or $.84 per fully diluted share.

9. The effective tax rate for the first quarter of 1997 and the first quarter of 1996 was 37.0 percent.

10. The calculation of earnings per share for the quarters ended March 31, 1997, and March 31, 1996, includes a deduction of $1.0 million and $1.2 million, respectively, for the dividend requirements of the Company's LIBOR and Series C preferred stocks and the amortization of the difference between the net proceeds from the LIBOR preferred stock and its mandatory redemption value.










                                       (8)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Summary

         For the first quarter of 1997, the Company incurred a net loss of $0.3 million, or $.03 per fully diluted share, compared to net income of $112.9 million, or $2.53 per fully diluted share in the first quarter of 1996. Included in net income for the first quarter of 1996 was a $37.0 million after-tax gain, or $.84 per fully diluted share, on the sale of timberlands. First quarter 1997 net sales were $348.5 million, compared with $468.9 million for the comparable quarter of 1996.


PRODUCT LINE INFORMATION:
(Unaudited, $ in thousands)


                                                     Quarter Ended
                                            ------------------------------
                                               March 31,      March 31,
                                                 1997            1996
                                            ------------------------------
Net sales:
  Newsprint                                 $ 167,111       $ 235,683
  Coated groundwood                            73,315          98,755
  Directory paper                              49,616          49,052
  Market pulp                                  44,185          18,576
  Uncoated groundwood specialities             11,520          10,731
  Lumber and other wood products               33,958          28,382
  Communication papers (1)                       -             50,973
  Distribution costs                          (31,198)        (23,269)
                                            -----------     ------------
                                            $ 348,507       $ 468,883
                                            ===========     ============
Operating income                            $  10,123       $ 142,721

(1) The Communication Papers Division was sold in November 1996.






                                       (9)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
            Three Months Ended March 31, 1997, versus March 31, 1996

         For the first quarter of 1997, the Company's operating income of $10.1 million decreased $132.6 million compared to the first quarter of 1996. For the majority of the Company's products, lower average transaction prices, partially offset by higher tonnage shipments, caused operating income to decline significantly.

                            Product Line Information

         Although all Company operations are grouped in a single segment, market and operating trends are discussed by major product. In general, the Company's products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories as well as fluctuations in exchange rates.

NEWSPRINT Average transaction prices for newsprint decreased 33 percent in the first quarter of 1997 compared to the same period last year and decreased slightly from 1996 fourth quarter levels. The significant decrease in prices was a result of lower consumption and high producer and consumer inventories during 1996, as newsprint consumers initiated conservation measures in reaction to record high prices experienced in 1995. By the end of 1996, however, market conditions began to improve as consumption increased and inventories held by North American producers and U. S. daily newspapers declined compared to levels earlier in the year. Consumption continued to improve in the first quarter of 1997, as total newsprint consumption and U. S. dailies' newsprint consumption increased by 8 percent and 4 percent, respectively, compared to the first quarter of 1996. Ad lineage for U. S. daily newspapers also increased by 5 percent comparing the same periods. As a result, the Company announced a $75 per metric ton domestic price increase for March 1, 1997, the first since September, 1995. A significant portion of this price increase was realized in the first quarter. Despite the increases in consumption, producer and consumer inventory levels increased in the first quarter of 1997. Inventory levels of U. S. daily newspaper publishers increased to a 39 day supply at the end of March 1997, compared to a 36 day supply at the end of 1996, while North American producer inventories increased 13 percent, compared to December 1996.

COATED GROUNDWOOD The Company's coated groundwood average transaction price declined 35 percent comparing the first quarter of 1997 to the same period last year. Throughout 1996, selling prices declined while producer inventory levels surpassed historical levels, all as a result of lower demand. During the first quarter of 1997, demand for coated groundwood papers improved; U. S. shipments increased 28 percent as magazine ad pages increased 4 percent, compared to the first quarter of 1996. U. S. producer inventories decreased 26 percent, while the Company's inventory declined 31 percent, comparing the same periods. Consumer inventories, built up during 1995 when prices were increasing rapidly, are now at moderate levels. The Company's first quarter 1997 average transaction price, which decreased for the three previous quarters, was unchanged compared to the fourth quarter of 1996. These strengthening market conditions allowed the Company to implement price increases of up to $60 per ton for various market segments effective April 1. These price increases are expected to be realized over the next several months.



                                      (10)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
            Three Months Ended March 31, 1997, versus March 31, 1996

DIRECTORY PAPER The Company's average transaction price for directory paper decreased 12 percent in the first quarter of 1997 compared to the first quarter of 1996, the effects of which were more than offset by higher shipments of approximately 8,000 tons comparing the same periods. During the first quarter of 1997, directory paper market conditions remained relatively unchanged from 1996, as producers continued to experience the effects of consumer conservation measures.

MARKET PULP The Company's market pulp average transaction price for the first quarter of 1997 decreased 14 percent compared to the first quarter of last year, and 7 percent compared to the fourth quarter of last year. The negative effect from the price decline was completely offset by higher first quarter shipments:
63,500 metric tons higher than the first quarter of 1996 and 17,200 metric tons higher than the fourth quarter of 1996. The Company's shipments in the first quarter of 1996 were abnormally low, resulting in a significantly higher inventory level at the end of March, 1996. Throughout most of the first quarter of 1997, NORSCAN (U.S., Canada, Finland, Norway and Sweden producers) inventory levels of bleached softwood market pulp were above the average for 1996. By the end of March, however, these levels fell to 1.4 million metric tons, a decrease of 14 percent from the first quarter of 1996. In addition, NORSCAN shipments of bleached softwood market pulp increased 26 percent in the first quarter of 1997 compared to the year ago period. Although it is still unclear as to the extent the pulp market is recovering, several major pulp producers have announced price increases restoring transaction prices to fourth quarter 1996 list price levels, effective May 1.

LUMBER The average transaction price for the Company's lumber products increased 33 percent in the first quarter of 1997 compared to the year ago period. Record high housing starts in 1996 (1.5 million), coupled with strong foreign demand and low producer inventories caused lumber prices to increase during 1996. In the first quarter of 1997, demand decreased due to severe weather conditions and less spring inventory stockpiling by consumers. For the full year, however, industry analysts are predicting a strong market based on government estimates of 1.4 million housing starts, and the re-building of structures in certain parts of the country due to recent flooding conditions.

                   Cost of Sales and Other Income and Expenses

         Cost of sales increased 8 percent in the first quarter of 1997 compared to the first quarter of last year. In the first quarter of 1997, the Company's costs increased as a result of an increase in shipments of approximately 80,000 tons. On a per ton basis, however, costs decreased 7 percent, the majority of which was due to the absence of product costs relating to the Company's subsidiary, Star Forms Incorporated (Star Forms), which was sold in November 1996. Comparing the same periods, selling and administrative expenses decreased approximately $6 million, the majority of this savings also due to the sale of Star Forms in late 1996. Interest expense for the first quarter of 1997 was $1.5 million lower than the same period last year due to lower average debt balances in 1997. Other income in the first quarter of 1996 included a pre-tax gain from the sale of timberlands of $74.9 million.

                         Liquidity and Capital Resources

         The Company's cash, cash equivalents, and marketable securities balance at March 31, 1997, totaled $350.4 million compared to $430.7 million at December 31, 1996, and $345.7 million at March 31, 1996. The large decrease from December 31, 1996, was a result of the repurchase of 1.4 million common shares for $57.2 million, a $19.6 million dividend payment to the minority shareholder of CNC,

                                      (11)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
            Three Months Ended March 31, 1997, versus March 31, 1996

and payments associated with a three-year incentive compensation program.

         During the first quarter of 1997, the Company's operations generated $23.0 million of cash compared to $78.5 million of cash during the first quarter of 1996, a decrease of $55.5 million. This decrease was primarily the result of a decrease in operating income of $132.6 million, offset in part by a decrease in tax payments of $85.7 million. The Company's estimated tax payments for 1997 will begin in the second quarter of 1997. In the first quarter of 1996, the Company paid its entire 1995 tax liability. In addition, interest paid was lower by $2.6 million due to lower debt balances, and payments of employee benefit liabilities were higher by approximately $10.0 million.

         Cash flow from investing activities in the first quarter of 1997 was $15.4 million lower than the first quarter of last year. Capital expenditures for the first quarter of 1997 were $9.2 million higher compared to the first quarter of 1996. The Company expects total capital expenditures for 1997 to approximate $150 million, while its 1996 expenditures totaled $107 million. In the first quarter of 1997, $106.7 million of net cash flow was from the maturity of marketable securities. In the first quarter of 1996, the Company sold timberlands resulting in proceeds of $113.7 million.

         Cash flow used for financing activities was $16.1 million lower in the first quarter of 1997 compared to the year ago period. Cash dividends for the first quarter of 1997 and 1996 included payments to the minority shareholder of CNC totaling $19.6 million and $29.4 million, respectively. Also included in the first quarter of 1996 were cash dividends of $2.0 million on the Company's 7% PRIDES Series B Convertible Preferred Stock. On January 9, 1997, the Company converted all of the outstanding depositary shares of the PRIDES using Bowater common stock at a conversion ratio of .82 of a common share for each depositary share, resulting in the issuance of 4,012,765 common shares.

         On February 10, 1997, the Company completed the repurchase of approximately 10 percent of its outstanding common stock as part of a previously announced stock repurchase program. During the first quarter of 1997, the Company repurchased 1.4 million common shares at a cost of $57.2 million. In the first quarter of 1996, 1.6 million shares were purchased at a cost of $63.6 million. In total, the Company purchased 4.0 million shares at a cost of $156.0 million.

         As a result of the foregoing, cash and cash equivalents increased $26.4 million since December 31, 1996, bringing the first quarter's balance to $111.7 million. This compares to an increase in cash and cash equivalents in the previous year quarter of $81.1 million, resulting in a first quarter balance of $345.7 million.

         On May 12, 1997, the Company redeemed for cash all of its 500,000 outstanding shares of LIBOR Preferred Stock, Series A, at its par value of $50 per share, plus accrued and unpaid dividends. The LIBOR stock was subject to mandatory redemption on January 15, 1998.

                              Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The implementation of this standard in the fourth quarter of 1997 will not impact the Company's results of operations, but will result in a different calculation of earnings per share.

                                      (12)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


 (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):


Exhibit No.       Description

10.1             Modification of Employment Agreement and Cancellation of Change in Control
                 Agreement dated as of April 30, 1997, by and between the Company and Robert D. Leahy.

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



                                                 BOWATER INCORPORATED

                                      By         /s/  David G. Maffucci
                                                 David G. Maffucci
                                                 Senior Vice President-
                                                 Chief Financial Officer



                                      By         /s/  Michael F. Nocito
                                                 Michael F. Nocito
                                                 Vice President - Controller





Dated: May 15, 1997










                                      (14)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               BOWATER INCORPORATED

                                    By   ______________________
                                               David G. Maffucci
                                               Senior Vice President-
                                               Chief Financial Officer



                                    By   ______________________
                                               Michael F. Nocito
                                               Vice President - Controller





Dated: May 15, 1997








                                      (14)