Form 10-Q
period 1997-06-30
BOWATER INC
filed 1997-08-14
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1997
                                       OR

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1997.

               Class                           Outstanding at August 7, 1997

        Common Stock, $1.00 Par Value                40,374,910 Shares

                              BOWATER INCORPORATED

                                    I N D E X



                                                                        Page
                                                                        Number


  PART I   FINANCIAL INFORMATION

         1.  Financial Statements:

                  Consolidated Balance Sheet at June 30, 1997,
                  and December 31, 1996                                   3

                  Consolidated Statement of Operations for the Three
                  and Six Months Ended June 30, 1997, and
                       June 30, 1996                                       4

                  Consolidated Statement of Capital Accounts
                  for the Six Months Ended June 30, 1997                   5

                  Consolidated Statement of Cash Flows for the
                  Six Months Ended  June 30, 1997, and June
                  30, 1996                                                 6

                  Notes to Consolidated Financial Statements               7-8

            2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             9-14


  PART II   OTHER INFORMATION

            4.  Submission of Matters to a Vote of Security Holders       15

            6.  Exhibits and Reports on Form 8-K                          15

  SIGNATURES                                                              16



                                       (2)

PART I

                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (Unaudited, in thousands)




                                                       June 30,     December 31,
                                                         1997           1996
                                                      --------      -----------

                          ASSETS
Current assets:
  Cash and cash equivalents                           $    95,103    $    85,259
  Marketable securities                                   258,283        345,398
  Accounts receivable, net                                177,273        185,724
  Inventories (Note 2)                                    103,264        123,745
  Other current assets                                     14,655         13,629
                                                      -----------    -----------
    Total current assets                                  648,578        753,755
                                                      -----------    -----------

Timber and timberlands                                    396,334        395,675
Fixed assets, net                                       1,589,112      1,636,705
Other assets                                               79,362         79,409
                                                      ===========    ===========
                                                      $ 2,713,386    $ 2,865,544
                                                      ===========    ===========
                 LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt              $     1,604    $     1,604
  Accounts payable and accrued liabilities (Note 3)       182,396        216,328
  Income taxes payable                                      1,583          6,057
  Dividends payable (Note 4)                                8,557         29,892
                                                      -----------    -----------
    Total current liabilities                             194,140        253,881
                                                      -----------    -----------

Long-term debt, net of current installments               758,178        759,029
Other long-term liabilities                               169,757        171,651
Deferred income taxes                                     345,845        358,858
Minority interests in subsidiaries                        125,608        126,246
Commitments and contingencies (Note 5)                       --             --
Redeemable LIBOR preferred stock (Note 6)                    --           24,746

Shareholders' equity:
   Series C cumulative preferred stock                     25,465         25,465
   Common stock (Note 7)                                   44,478         43,994
   Additional paid-in capital                             547,448        531,598
   Retained earnings                                      687,360        698,301
   Equity adjustments                                     (12,762)       (12,370)
   Loan to ESOT                                            (5,440)        (6,324)
   Treasury stock, at cost (Note 8)                      (166,691)      (109,531)
                                                      -----------    -----------
    Total shareholders' equity                          1,119,858      1,171,133
                                                      ===========    ===========
                                                      $ 2,713,386    $ 2,865,544
                                                      ===========    ===========





          See accompanying notes to consolidated financial statements.

                                    (3)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands except per share amounts)



                                                                    Three Months Ended                  Six Months Ended
                                                               -------------------------------  ----------------------------------
                                                                 June 30,         June 30,        June 30,          June 30,
                                                                   1997             1996            1997              1996
                                                               --------------   --------------  --------------    --------------

Net sales                                                       $    356,342       $  453,951       $ 704,849        $  922,834
Cost of sales                                                        272,259          297,432         552,773           557,438
Depreciation, amortization and cost of
   timber harvested                                                   41,069           42,477          83,718            87,682
                                                               --------------   --------------  --------------    --------------
    Gross profit                                                      43,014          114,042          68,358           277,714
Selling and administrative expense                                    19,824           23,703          35,045            44,654
                                                               --------------   --------------  --------------    --------------
    Operating income                                                  23,190           90,339          33,313           233,060

Other expense / (income):
  Interest income                                                     (4,853)          (5,191)        (10,146)          (10,043)
  Interest expense, net of capitalized interest                       16,761           18,223          33,579            36,570
  Gain on sale of timberlands                                            (12)          (1,838)            (23)          (76,701)
  Other, net                                                            (770)          (1,919)           (495)           (2,353)
                                                               --------------   --------------  --------------    --------------
                                                                      11,126            9,275          22,915           (52,527)
                                                               --------------   --------------  --------------    --------------

Income before income taxes and minority interests                     12,064           81,064          10,398           285,587

Provision for income taxes (Note 9)                                    4,465           29,994           3,848           105,668
Minority interests in net income of subsidiaries                         503            6,727            (232)           22,671
                                                               --------------   --------------  --------------    --------------

Income before extraordinary charge                                     7,096           44,343           6,782           157,248

Extraordinary charge, net of taxes of $1,222                               -           (1,931)              -            (1,931)
                                                               --------------   --------------  --------------    --------------

Net income                                                       $     7,096      $    42,412       $   6,782        $  155,317
                                                               ==============   ==============  ==============    ==============

Earnings per common share - primary (Note 10):
  Income before extraordinary charge                             $      0.16      $      1.03       $    0.12        $     3.63
  Extraordinary charge                                                 -                (0.05)               -            (0.05)
                                                               ==============   ==============  ==============    ==============
    Net income                                                   $      0.16      $      0.98       $    0.12        $     3.58
                                                               ==============   ==============  ==============    ==============

Average common and common equivalent shares outstanding               40,677           42,273          40,497            42,781
                                                               ==============   ==============  ==============    ==============

Earnings per common share - fully diluted (Note 10):
  Income before extraordinary charge                            $       0.16      $       1.00      $    0.12        $     3.54
  Extraordinary charge                                                  -                (0.04)           -               (0.04)
                                                               ==============   ==============  ==============    ==============
    Net income                                                  $       0.16      $       0.96      $    0.12        $     3.50
                                                               ==============   ==============  ==============    ==============

Average common and common equivalent shares outstanding               40,707           43,154          40,551            43,662
                                                               ==============   ==============  ==============    ==============







          See accompanying notes to consolidated financial statements.

                                      (4)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                         Six Months Ended June 30, 1997
               (Unaudited, in thousands except per share amounts)


                                  Redeemable    Series C
                                     LIBOR     Cumulative              Additional
                                   Preferred   Preferred     Common      Paid in     Retained      Equity       Loan to     Treasury
                                   Stock       Stock         Stock      Capital     Earnings    Adjustments      ESOT        Stock
                                  --------------------------------------------------------------------------------------------------

Balance at December 31, 1996       $  24,746    $  25,465   $  43,994   $ 531,598   $ 698,301    $ (12,370)  $  (6,324)  $(109,531)

Net income                              --           --          --          --         6,782         --           --           --

Dividends on common stock ($.40
 per share)                             --           --          --          --       (15,966)        --           --           --

Dividends on preferred stock:
  LIBOR ($.79 per share)                --           --          --          --          (393)        --           --           --
  Series C ($4.20 per share)            --           --          --          --        (1,110)        --           --           --

Increase in stated value of LIBOR
 preferred stock                         254         --          --          --          (254)        --           --           --

Redemption of LIBOR preferred stock
 (Note 6 )                           (25,000)

Common stock issued for exercise
 of stock options                       --           --           484      12,547        --           --           --           --

Tax benefit on exercise of stock
 options                                                                    3,302

Reduction in loan to ESOT               --           --          --          --          --           --            884         --

Purchase of common stock (Note 8)       --           --          --          --          --           --           --       (57,244)

Treasury stock used for employee
 benefit and dividend reinvestment
 plans                                  --           --          --             1        --           --           --            84

Foreign currency translation            --           --          --          --          --           (392)        --           --
                                   --------     ---------   ---------   ---------   ---------    ----------   ---------   ---------
 Balance at June 30, 1997          $    --      $  25,465   $  44,478   $ 547,448   $ 687,360    $ (12,762)   $  (5,440)  $(166,691)
                                   =========    =========   =========    ========   =========     =========   =========   ========



           See accompanying notes to consolidated financial statements.

                                      (5)

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)




                                                                    Six Months Ended
                                                                -------------------------
                                                                 June 30,      June 30,
                                                                   1997          1996
                                                                -----------   -----------
Cash flows from operating activities:
Net income                                                       $   6,782    $ 155,317
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested             83,718       87,682
Deferred income taxes                                                 (319)      30,187
Minority interests                                                    (232)      22,671
Gain from sale of timberlands                                          (23)     (76,701)
Extraordinary charge, net of taxes                                    --          1,931
Change in working capital:
  Accounts receivable, net                                           8,451          348
  Inventories                                                       20,481      (13,070)
  Accounts payable and accrued liabilities (Note 3)                (28,426)      (5,203)
  Income taxes payable                                             (13,717)     (68,436)
Other, net                                                          (2,482)       5,458
                                                                 ---------    ---------
          Net cash from operating activities                        74,233      140,184
                                                                 ---------    ---------

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands              (45,829)     (34,893)
Disposition of fixed assets, timber and timberlands                  2,342      116,999
Cash from sale of (invested in ) marketable securities              87,115     (191,016)
                                                                 ---------    ---------
          Net cash provided by (used for) investing activities      43,628     (108,910)
                                                                 ---------    ---------

Cash flows from financing activities:
Cash dividends, including minority interests                       (38,805)     (49,037)
Purchase of common stock (Note 8)                                  (57,244)     (81,433)
Purchases/payments of long-term debt                                  (884)     (32,599)
Stock options exercised                                             13,032        9,267
Redemption of LIBOR preferred stock ( Note 6)                      (25,000)        --
Other                                                                  884          851
                                                                 ---------    ---------
          Net cash used for financing activities                  (108,017)    (152,951)
                                                                 ---------    ---------

Net increase (decrease) in cash and cash equivalents                 9,844     (121,677)

Cash and cash equivalents at beginning of year                      85,259      264,571
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $  95,103    $ 142,894
                                                                 =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest, net of capitalized interest                          $ (33,087)   $ (37,447)
  Income taxes                                                   $ (17,883)   $(143,918)







          See accompanying notes to consolidated financial statements.




                                      (6)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company). The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2. The composition of inventories at June 30, 1997, and December 31, 1996, was as follows (in thousands):


                                         June 30, 1997    December 31, 1996
                                         --------------   ----------------
             (Unaudited)

At lower of cost or market:
Raw materials                              $ 11,686         $ 17,990
Work in process                               2,324            3,077
Finished goods                               35,244           47,577
Mill stores and other supplies               65,834           66,925
                                           --------          --------
                                            115,088          135,569
                                           --------          --------
Excess of current cost over
  LIFO inventory value                      (11,824)         (11,824)
                                           ========         ========
                                           $103,264         $123,745
                                           ========         ========


3. During the first six months of 1997, the Company paid $25.4 million pursuant to a long-term incentive compensation plan accrued for the three year period ending December 31, 1996.

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

6. On May 12, 1997, the company redeemed for cash all of the remaining outstanding shares of LIBOR Preferred Stock, Series A, at its par value of $50 per share.

7. On January 9, 1997, the Company converted all of the outstanding depositary shares of its 7% PRIDES Series B Convertible Preferred Stock using Bowater common stock at a conversion ratio of .82 of a common share for each depositary share, resulting in the issuance of 4,012,765 common shares. The Company reflected this transaction in the Consolidated Balance Sheet at December 31, 1996.

                                       (7)


                      BOWATER INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. During the first quarter of 1997, the Company purchased 1.4 million shares of common stock at a cost of $57.2 million, completing the stock repurchase program authorized in February 1996. Since the beginning of the program, 4 million shares were purchased at a total cost of $156 million. In the first six months of 1996, 2.1 million shares were purchased at a cost of $81.4 million.

9. The effective tax rate for the second quarter of 1997 and 1996, and the first six months of 1997 and 1996, was 37.0 percent.

10. The calculation of earnings per share for the three and six months ended June 30, 1997, includes a deduction of $.8 million and $1.8 million , respectively, for the dividend requirements of the Company's LIBOR and Series C preferred stock and the amortization of the difference between the net proceeds from the LIBOR preferred stock and its mandatory redemption value. For the three and six months ended June 30, 1996, the calculation of earnings per share included a deduction of $ 1.2 million and $2.4 million, respectively, for the same items.







                                       (8)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

         The Company reported 1997 second quarter earnings of $7.1 million, or $.16 per fully diluted share. This compares to net income of $42.4 million or $.96 per fully diluted share in the second quarter of 1996 and a net loss of $0.3 million, or $.03 per fully diluted share in the first quarter of 1997. Included in net income for the second quarter of 1996 was an extraordinary charge of $1.9 million, or $.04 per fully diluted share, resulting from the open market purchase of outstanding debt. Second quarter 1997 net sales were $356.3 million, compared to $454.0 million for the second quarter of 1996 and $348.5 million for the first quarter of this year. Selling prices for most of the Company's products, while rising, are still below the levels of a year ago. This accounts for the majority of the lower sales and profitability compared to 1996 results.

PRODUCT LINE INFORMATION:
(Unaudited, $ in thousands)


                                       Three Month Ended               Six Months Ended
                               -------------------------------- ---------------------------
                                      June 30,       June 30,      June 30,    June 30,
                                        1997           1996          1997        1996
                               -------------- ----------------- ----------- ----------------

Net sales:

    Newsprint                         $ 178,153    $ 225,189    $ 345,264    $ 460,872

    Coated groundwood                    83,193       93,091      156,508      191,846

    Directory paper                      38,529       45,907       88,145       94,959

    Market pulp                          47,123       50,197       91,308       68,773

    Uncoated groundwood specialties      11,647        8,135       23,167       18,866

    Lumber and other wood products       26,687       21,050       60,645       49,432

    Communication papers (1)               --         44,290         --         95,263

    Distribution costs                  (28,990)     (33,908)     (60,188)     (57,177)
                                      =========    =========    =========    =========

                                      $ 356,342    $ 453,951    $ 704,849    $ 922,834
                                      =========    =========    =========    =========


   Operating income                   $  23,190    $  90,339    $  33,313    $ 233,060
                                      =========    =========    =========    =========


(1) Star Forms Incorporated was sold in November 1996.



                                       (9)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             THREE MONTHS ENDED JUNE 30, 1997, VERSUS JUNE 30, 1996

         For the second quarter of 1997, the Company's operating income of $23.2 million decreased $67.1 million compared to the second quarter of 1996. Lower average transaction prices for all of the Company's products except market pulp and lumber caused operating income to decline significantly. The effect of the lower transaction prices was partially offset by higher tonnage shipments and lower operating costs.


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

NEWSPRINT - The Company's newsprint average transaction price in the second quarter of 1997 was 22 percent lower than the same period last year and 6 percent higher than the prior quarter. The significant decrease in prices versus prior year was a result of lower consumption and higher consumer and producer inventories during 1996, as newsprint consumers initiated conservation measures in reaction to record high prices experienced in 1995. By the end of 1996, however, market conditions began to improve as consumption increased and inventories held by U. S. daily newspapers and North American producers declined compared to levels earlier in the year. In the first quarter of 1997, the Company announced a $75 per metric ton domestic price increase. This price increase continues to be implemented in the third quarter. Favorable market conditions continue. Ad lineage for U. S. daily newspapers increased in the second quarter of 1997 compared to the second quarter of 1996, helping to increase U. S. daily newspaper consumption by 5 percent comparing the same periods.(1) Total U. S. consumption also increased by 5 percent comparing the second quarter of 1997 to the second quarter of 1996 and to the first quarter of 1997.(2) Inventory levels at the end of the second quarter also improved. U. S. daily newspaper publishers inventory decreased to a 37-day supply compared to a 44-day supply at the end of the second quarter of 1996;(3) North American mill inventory levels, though still higher than normal, decreased 17 percent compared to the second quarter of 1996 and decreased 10 percent compared to the first quarter of 1997.(4) As a result of these improving market conditions, the Company informed its customers of a price increase of $35 per metric ton effective October 1, 1997.

COATED GROUNDWOOD - The Company's coated groundwood average transaction price declined 26 percent comparing the second quarter of 1997 to the same period last year, but increased 3 percent versus the prior quarter. The Company's shipments during the second quarter increased 20 percent over the second quarter of last year and 10 percent over the first quarter of this year. Throughout 1996, coated groundwood selling prices declined while producer inventory levels surpassed historical levels, as customers reduced their inventories which were built up during 1995. Market conditions improved in the first quarter allowing the Company to implement a price increase of up to $60 per ton for certain market segments effective April 1. Improved market conditions continued in the second quarter of 1997. Magazine advertising pages increased 6 percent(5) and catalog mailing pieces increased 7 percent(6) in the second quarter compared to the same period last year, while U. S. coated groundwood shipments increased 30 percent(7) comparing the same periods.

-----------------
(1)   Canadian Pulp and Paper Association (CPPA)
(2)   CPPA
(3)   Newspaper Association of America (NAA)
(4)   CPPA
(5)   Magazine Publishers Association
(6)   U.S. Postal Service
(7)   American Forest and Paper Association (AF&PA)


                                      (10)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U. S. producer inventory levels also improved in the second quarter, decreasing 50 percent from the second quarter of 1996.(8) On July 1, 1997, the Company announced another price increase between $50 and $80 per ton, depending upon market segment, for all domestic and export customers.

DIRECTORY PAPER - The Company's average transaction price for directory paper decreased 13 percent in the second quarter of 1997 compared to the second quarter of 1996, and decreased 6 percent compared to the first quarter of 1997. During 1996, demand in the directory paper market declined and prices decreased, similar to the conditions and pricing in the newsprint market. Lower prices continued through the second quarter of 1997, since a large portion of the Company's directory sales were based on contracts, the pricing of which was determined in the latter part of 1996. In addition, the Company sold lower priced, higher basis weight directory paper in the second quarter of 1997 compared to the prior quarter. The Company's shipments during the second quarter were similar to the second quarter of 1996; however, they were 17 percent lower than shipments in the first quarter of 1997.

MARKET PULP - The Company's market pulp average transaction price for the second quarter of 1997 increased 18 percent compared to the second quarter of last year; however, the Company's shipments decreased 21 percent comparing the same periods, which more than offset the price gains. The Company's shipments in the second quarter of 1996 were higher than normal as pulp inventories were reduced from abnormally high levels. NORSCAN (U.S., Canada, Finland, Norway and Sweden producers) shipments of bleached softwood market pulp were relatively unchanged in the second quarter of 1997 compared to the year ago period, while increasing 6 percent compared to the prior quarter.(9) NORSCAN inventory levels of bleached softwood market pulp at the end of the second quarter were also unchanged at 1.1 million metric tons compared to the end of the second quarter of 1996; however, levels decreased from 1.4 million metric tons at the end of the first quarter of 1997.(10) Based on the favorable market conditions, the Company implemented price increases during the first seven months of 1997 causing its average transaction price to rise approximately $30 per metric ton, since the end of 1996.



LUMBER - The average transaction price for the Company's lumber products increased 20 percent in the second quarter of 1997 compared to the year ago period and 4 percent over the prior quarter. The Company's shipment levels were relatively unchanged in the second quarter compared to the same periods. Lumber prices increased significantly during 1996 due primarily to record high housing starts of 1.5 million. In 1997, prices continue to rise, but at a slower rate. As of the end of the second quarter, the government estimate of U. S. housing starts for the full year of 1997 stands at 1.4 million.

                   COST OF SALES AND OTHER INCOME AND EXPENSES

         Cost of sales decreased 8 percent in the second quarter of 1997 compared to the second quarter of last year. The majority of this decrease was due to the absence of product costs relating to the Company's subsidiary, Star Forms Incorporated (Star Forms), which was sold in November of 1996. Comparing the same periods, selling and administrative expenses decreased approximately $3.9 million or 16 percent. The majority of this savings was also due to the sale of Star Forms. Interest expense for the second quarter of 1997 was $1.5 million or 8 percent lower than the same period last year due to lower average debt balances in 1997. Other income and expenses in the second quarter of 1997 were relatively unchanged from the year ago period.

---------------
(8)   AF&PA
(9)   AF&PA
(10)  AF&PA


                                      (11)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              SIX MONTHS ENDED JUNE 30, 1997, VERSUS JUNE 30, 1996

         For the first six months of 1997, the Company's operating income was $33.3 million, a decrease of $199.7 million compared to the first six months of 1996. This significant decrease is attributed to substantially lower average transaction prices for all of the Company's products except market pulp and lumber, partially offset by higher tonnage shipments.

                            PRODUCT LINE INFORMATION

NEWSPRINT - For the first six months of 1997, the Company's newsprint average transaction price decreased 28 percent while shipments increased 4 percent compared to the same period last year. During the second half of 1996, prices decreased due to lower demand brought on by conservation measures taken by users in reaction to the record high prices experienced in 1995. In 1997, however, consumption increased as U. S. daily newspapers consumed more newsprint in each of the first six months compared to the same months in 1996.(11) Both U. S. daily newspaper inventory levels and North American mill inventory levels at the end of June 1997 are lower than June 1996 levels.(12) In reaction to the favorable market conditions, the Company announced a $75 per metric ton domestic price increase in March of 1997. This price increase continues to be implemented in the third quarter. The Company has also informed its customers of a price increase of $35 per metric ton effective October 1, 1997.

COATED GROUNDWOOD - The Company's coated groundwood average transaction price also decreased during the first half of 1997 compared to the year ago period by 31 percent, offset by higher shipments of 18 percent comparing the same periods. In 1996, coated groundwood prices declined as customers reduced their excessive inventory levels from 1995. In 1997, demand is increasing. U. S. coated groundwood shipments increased 27 percent during the first six months of 1997 compared to the prior year period and U. S. producer inventory levels have declined.(13) The Company implemented a price increase of up to $60 per ton for certain market segments during the first half of 1997 and announced an additional increase between $50 and $80 per ton, depending upon market segment, for all domestic and export customers on July 1, 1997.

DIRECTORY PAPER - The Company's average transaction price for directory paper decreased 12 percent in the first six months of 1997 compared to the first half of 1996. A large portion of the Company's current directory paper sales were based on contracts completed in the latter part of 1996, when prices had decreased from the high levels of 1995.

MARKET PULP - The average transaction price for the Company's market pulp increased in the first half of 1997 compared to the first half of 1996 by 9 percent. Like newsprint, the pulp market began to show signs of recovery during the first six months of 1997. NORSCAN shipment levels increased during this period compared to the same period last year, while inventory levels dropped.(14) June 1997 marked the fourth month in a row in which NORSCAN inventory levels declined.(15) As of July 31, 1997, the Company's average transaction price increased approximmately $30 per metric ton, since the end of 1996.



LUMBER - The Company's average transaction price for its lumber products increased 29 percent comparing the first six months of 1997 to the first six months of last year. The lumber market continued its healthy pace in the first half of 1997 due to the high level of housing starts.

------------------
(11)   Pulp and Paper Week
(12)   NAA and CPPA
(13)   AF&PA
(14)   AF&PA
(15)   AF&PA


                                      (12)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   COST OF SALES AND OTHER INCOME AND EXPENSES

         Cost of sales for the first six months of 1997 was slightly lower when compared to the same period last year. The absence of product costs from the sale of Star Forms was almost completely offset by additional costs associated with selling approximately 45,000 more tons of product in 1997 than 1996. Selling and administrative expenses decreased 22 percent comparing the first half of 1997 to the first half of 1996. The majority of this decrease was also due to the sale of Star Forms. Interest expense decreased comparing the same periods due to lower average debt balances in 1997 versus 1996. In the first six months of 1996, the Company sold timberlands resulting in a $76.7 million pre-tax gain. Other income and expenses in the first six months of 1997 were relatively the same compared to the year ago period.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents, and marketable securities balance at June 30, 1997, totaled $353.4 million compared to $430.7 million at December 31, 1996, and $333.9 million at June 30, 1996. Aside from cash flow from operations and capital expenditures, significant cash outflows since December 31, 1996, included the repurchase of 1.4 million common shares for $57.2 million, a $19.6 million dividend payment to the minority shareholder of CNC, and the redemption of $25 million of the Company's remaining outstanding LIBOR preferred stock.

         During the first six months of 1997, the Company's operations generated $74.2 million of cash compared to $140.2 million of cash during the first six months of 1996, a decrease of $66 million. This decrease was primarily the result of a decrease in operating income of $199.7 million, offset in part by a decrease in tax payments of $126 million. Tax payments were higher in 1996 due to the higher level of income and the payment of the Company's 1995 tax liability in the first quarter of 1996.

         Cash flow from investing activities in the first six months of 1997 of $43.6 million was $152.5 million higher than the first six months of last year. Capital expenditures for the first six months of 1997 were $10.9 million higher compared to the first six months of 1996. The Company expects total capital expenditures for 1997 to approximate $120 to $130 million, slightly higher than 1996 capital expenditures of $107 million. In the first six months of 1997, $87.1 million of net cash flow was from the maturity of marketable securities versus a net investment of $191 million in the first six months of 1996. Also in the first six months of 1996, the Company sold timberlands resulting in proceeds of $117 million.

         Cash flow used for financing activities was $44.9 million lower in the first six months of 1997 compared to the year ago period. Cash dividends for the first six months of 1997 and 1996 included payments to the minority shareholder of CNC totaling $19.6 million and $29.4 million, respectively. Also included in the first six months of 1996 were cash dividends of $4 million on the Company's 7% PRIDES Series B Convertible Preferred Stock (PRIDES). On January 9, 1997, the Company converted all of the outstanding depositary shares of the PRIDES using Bowater common stock at a conversion ratio of .82 of a common share for each depositary share, resulting in the issuance of 4,012,765 common shares.







                                      (13)

                           BOWATER INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

         On May 12, 1997, the Company redeemed for cash the remaining 500,000 outstanding shares of LIBOR Preferred Stock, Series A, at its par value of $50 per share, plus accrued and unpaid dividends. The LIBOR stock was subject to mandatory redemption in 1998.

         On February 10, 1997, the Company completed the repurchase of approximately 10 percent of its outstanding common stock as part of a previously announced stock repurchase program. In total, the Company purchased 4 million shares at a cost of $156 million. During the first quarter of 1997, the Company repurchased 1.4 million common shares at a cost of $57.2 million. In the first six months of 1996, 2.1 million shares were purchased at a cost of $81.4 million. The Company continues to consider both internal and external investment opportunities as well as additional debt reduction and common stock repurchases.


                                  ORGANIZATION

         On July 23, 1997, the Company announced the reorganization of its U. S. and Canadian forest and wood products operations into a new division to be called the Forest Products Division. The consolidation of these assets will enable the Company to explore new opportunities to improve returns on its forest products assets. In addition, the Company announced the consolidation of its newsprint and directory paper businesses into one division to be called the Newsprint and Directory Division. The combination of these businesses will enhance the Company's opportunities to better serve its groundwood based customers while developing strategies for improving financial returns.

                              ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The implementation of this standard in the fourth quarter of 1997 will not impact the Company's results of operations, but will result in a different calculation of basic earnings per share versus primary. Fully diluted earnings per share will remain the same.











                                      (14)

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

         On May 21, 1997, at the Company's Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:

         A resolution electing the following class of directors for a term of three years: Richard Barth (36,112,227 votes in favor; 202,314 votes withheld); James L. Pate (36,112,780 votes in favor; 201,701 votes withheld); and Charles
J. Howard (36,089,212 votes in favor; 225,329 votes withheld). The names of each other director whose term of office as a director continued after the meeting are: Francis J. Aguilar, H. David Aycock, Kenneth M. Curtis, Donald R. Melville, Arnold M. Nemirow, and John A. Rolls.

         A proposal to approve the Bowater Incorporated 1997-1999 Long-Term Incentive Plan under which the Company has granted and will grant units to key employees of the Company and its subsidiaries. The proposal was approved by a vote of 34,697,416 votes in favor; 1,503,575 votes against; and 113,550 abstentions.

         A proposal to approve the Bowater Incorporated 1997 Stock Option Plan which provides for the awards to key employees, officers and nonemployee directors of stock options, restricted or nonrestricted stock awards, and stock appreciation rights. The proposal was approved by a vote of 33,653,141 votes in favor; 2,562,362 votes against; and 99,038 abstentions.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K):

     Exhibit No.  Description

         10.1 Employment Agreement, dated as of May 21, 1997, by and between the Company and Wendy C. Shiba.

         10.2 Change in Control Agreement, dated as of May 21, 1997, by and between the Company and Wendy C. Shiba.

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



                                              BOWATER INCORPORATED

                                             By    /s/  David G. Maffucci
                                                   David G. Maffucci
                                                   Senior Vice President and
                                                    Chief Financial Officer



                                             By    /s/  Michael F. Nocito
                                                   Michael F. Nocito
                                                   Vice President and Controller





Dated: August 14, 1997




                                      (16)

                                INDEX TO EXHIBITS

    Exhibit No.   Description

         10.1 Employment Agreement, dated as of May 21, 1997, by and between the Company and Wendy C. Shiba.

         10.2 Change in Control Agreement, dated as of May 21, 1997, by and between the Company and Wendy C. Shiba.

         27.1     Financial Data Schedule (electronic filing only).