Form 10-Q
period 1997-09-30
BOWATER INC
filed 1997-11-14
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997
                                                                  OR

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1997.

                     Class                 Outstanding at November 6, 1997

         Common Stock, $1.00 Par Value             40,529,946 Shares

                              BOWATER INCORPORATED

                                    I N D E X



                                                                           Page
                                                                          Number


  PART I   FINANCIAL INFORMATION

         1.  Financial Statements:

                  Consolidated Balance Sheet at September 30, 1997,
                  and December 31, 1996                                     3

                  Consolidated Statement of Operations for the Three
                  and Nine Months Ended September 30, 1997, and
                       September 30, 1996                                   4

                  Consolidated Statement of Capital Accounts
                  for the Nine Months Ended September 30, 1997              5

                  Consolidated Statement of Cash Flows for the
                  Nine Months Ended September 30, 1997, and
                  September 30, 1996                                        6

                  Notes to Consolidated Financial Statements               7-8

            2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            9-14


  PART II   OTHER INFORMATION

            6.  Exhibits and Reports on Form 8-K                            15

  SIGNATURES                                                                16

PART I
                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (Unaudited, in thousands)



                                                                           September 30,              December 31,
                                                                                1997                      1996
                                                                         -------------------       -------------------
                          ASSETS
Current assets:
  Cash and cash equivalents                                                       $ 105,549                  $ 85,259
  Marketable securities                                                             276,558                   345,398
  Accounts receivable, net                                                          189,635                   185,724
  Inventories (Note 2)                                                              102,239                   123,745
  Other current assets                                                               16,910                    13,629
                                                                         -------------------       -------------------
    Total current assets                                                            690,891                   753,755
                                                                         -------------------       -------------------

Timber and timberlands                                                              396,372                   395,675
Fixed assets, net                                                                 1,571,591                 1,636,705
Other assets                                                                         78,834                    79,409
                                                                         ===================       ===================
                                                                                $ 2,737,688               $ 2,865,544
                                                                         ===================       ===================
                 LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt                                            $ 1,604                   $ 1,604
  Accounts payable and accrued liabilities (Note 3)                                 192,313                   216,328
  Income taxes payable                                                                  382                     6,057
  Dividends payable (Note 4)                                                          8,644                    29,892
                                                                         -------------------       -------------------
    Total current liabilities                                                       202,943                   253,881
                                                                         -------------------       -------------------

Long-term debt, net of current installments                                         757,742                   759,029
Other long-term liabilities                                                         164,569                   171,651
Deferred income taxes                                                               343,903                   358,858
Minority interests in subsidiaries                                                  125,483                   126,246
Commitments and contingencies (Note 5)                                                    -                         -
Redeemable LIBOR preferred stock (Note 6)                                                 -                    24,746

Shareholders' equity:
   Series C cumulative preferred stock                                               25,465                    25,465
   Common stock (Note 7)                                                             44,887                    43,994
   Additional paid-in capital                                                       561,748                   531,598
   Retained earnings                                                                695,501                   698,301
   Equity adjustments                                                               (12,858)                  (12,370)
   Loan to ESOT                                                                      (4,969)                   (6,324)
   Treasury stock, at cost (Note 8)                                                (166,726)                 (109,531)
                                                                         -------------------       -------------------
    Total shareholders' equity                                                    1,143,048                 1,171,133
                                                                         ===================       ===================
                                                                                $ 2,737,688               $ 2,865,544
                                                                         ===================       ===================





          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands except per share amounts)




                                                                      Three Months Ended                Nine Months Ended
                                                                --------------------------------------------------------------------
                                                                 September 30,    September 30,   September 30,     September 30,
                                                                    1997             1996              1997             1996
                                                                --------------   --------------   ---------------  -----------------
Net sales                                                           $ 378,631        $ 423,188     $ 1,083,480      $ 1,346,022
Cost of sales                                                         276,950          296,270         829,723          853,708
Depreciation, amortization and cost of timber harvested                42,447           43,402         126,165          131,084
                                                                --------------   --------------   -------------   --------------
    Gross profit                                                       59,234           83,516         127,592          361,230
Selling and administrative expense                                     18,782           23,629          53,827           68,283
                                                                --------------   --------------   -------------   --------------
    Operating income                                                   40,452           59,887          73,765          292,947

Other expense / (income):
  Interest income                                                      (5,518)          (4,837)        (15,664)         (14,880)
  Interest expense, net of capitalized interest                        17,047           17,758          50,626           54,328
  Gain on sale of timberlands                                             (21)          (1,152)            (44)         (77,853)
  Other, net                                                              428           (1,096)            (67)          (3,449)
                                                                --------------   --------------   -------------   --------------
                                                                       11,936           10,673          34,851          (41,854)
                                                                --------------   --------------   -------------   --------------

Income before income taxes and minority interests                      28,516           49,214          38,914          334,801

Provision for income taxes (Note 9)                                    10,551           18,209          14,399          123,877
Minority interests in net income of subsidiaries                        1,180            2,738             948           25,409
                                                                --------------   --------------   -------------   --------------

Income before extraordinary charge                                     16,785           28,267          23,567          185,515

Extraordinary charge, net of taxes of $1,012  and
$2,234 , respectively.                                                      -           (1,600)              -           (3,531)
                                                                --------------   --------------   -------------   --------------

Net income                                                           $ 16,785         $ 26,667        $ 23,567        $ 181,984
                                                                ==============   ==============   =============   ==============

Earnings per common share - primary (Note 10):
  Income before extraordinary charge                                   $ 0.40           $ 0.65          $ 0.52           $ 4.28
  Extraordinary charge                                                      -            (0.04)           -               (0.08)
                                                                ==============   ==============   =============   ==============
    Net income                                                         $ 0.40           $ 0.61          $ 0.52           $ 4.20
                                                                ==============   ==============   =============   ==============

Average common and common equivalent shares outstanding                41,012           41,756          40,659           42,463
                                                                ==============   ==============   =============   ==============

Earnings per common share - fully diluted (Note 10):
  Income before extraordinary charge                                   $ 0.40           $ 0.64          $ 0.52           $ 4.19
  Extraordinary charge                                                      -            (0.04)           -               (0.08)
                                                                ==============   ==============   =============   ==============
    Net income                                                         $ 0.40           $ 0.60          $ 0.52           $ 4.11
                                                                ==============   ==============   =============   ==============

Average common and common equivalent shares outstanding                41,012           42,714          40,733           43,356
                                                                ==============   ==============   =============   ==============







          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                      Nine Months Ended September 30, 1997
               (Unaudited, in thousands except per share amounts)


                                                Redeemable  Series C
                                                  LIBOR    Cumulative            Additional
                                                Preferred   Preferred Common    Paid in   Retained     Equity    Loan to  Treasury
                                                  Stock       Stock   Stock     Capital   Earnings   Adjustments   ESOT     Stock
                                                -----------------------------------------------------------------------------------
 Balance at December 31, 1996                     $ 24,746  $ 25,465   43,994  $ 531,598 $ 698,301  $ (12,370)  $ (6,324)$(109,531)

Net income                                               -         -        -          -    23,567          -          -         -

Dividends on common stock ($.60 per share)               -         -        -          -   (24,055)         -          -         -

Dividends on preferred stock:
  LIBOR   ($  .79 per share)                             -         -        -          -      (393)         -          -         -
  Series C ($6.30 per share)                             -         -        -          -    (1,665)         -          -         -

Increase in stated value of LIBOR preferred stock      254         -        -          -      (254)         -          -         -

Redemption of LIBOR preferred stock (Note 6 )      (25,000)        -        -          -         -          -          -         -

Common stock issued for exercise of stock options        -         -      893     22,540         -          -          -         -

Tax benefit on exercise of stock options                 -         -        -      7,603         -          -          -         -

Reduction in loan to ESOT                                -         -        -          -         -          -      1,355         -

Purchase of common stock (Note 8)                        -         -        -          -         -          -          -   (57,244)

Treasury stock used for employee benefit
   and dividend reinvestment plans                       -         -        -          7         -          -          -        49

Foreign currency translation                             -         -        -          -         -       (488)         -         -
                                                 ==================================================================================
 Balance at September 30, 1997                         $ -  $ 25,465   44,887  $ 561,748 $ 695,501  $ (12,858)  $ (4,969)$(166,726)
                                                 ==================================================================================









          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)



                                                                                Nine Months Ended
                                                                      ---------------------------------------
                                                                         September 30,       September 30,
                                                                          1997                   1996
                                                                      --------------       ------------------
Cash flows from operating activities:
Net income                                                                 $ 23,567                $ 181,984
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested                     126,165                  131,084
Deferred income taxes                                                        (1,556)                  40,176
Minority interests                                                              948                   25,409
Gain from sale of timberlands                                                   (44)                 (77,853)
Extraordinary charge, net of taxes                                                -                    3,531
Change in working capital:
  Accounts receivable, net                                                   (3,911)                  31,460
  Inventories                                                                21,506                      754
  Accounts payable and accrued liabilities                                  (23,030)                  (2,963)
  Income taxes payable                                                      (11,379)                 (76,258)
Other, net                                                                   (5,510)                   3,154
                                                                      --------------       ------------------
          Net cash from operating activities                                126,756                  260,478
                                                                      --------------       ------------------

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands                       (70,643)                 (64,596)
Disposition of fixed assets, timber and timberlands                           2,765                  118,893
Cash from sale of (invested in ) marketable securities                       68,840                 (246,021)
                                                                      --------------       ------------------
          Net cash provided by (used for) investing activities                  962                 (191,724)
                                                                      --------------       ------------------

Cash flows from financing activities:
Cash dividends, including minority interests                                (48,630)                 (59,668)
Purchase of common stock (Note 8)                                           (57,244)                 (94,293)
Purchases/payments of long-term debt                                         (1,342)                 (57,695)
Stock options exercised                                                      23,433                   11,185
Redemption of LIBOR preferred stock ( Note 6)                               (25,000)                       -
Other                                                                         1,355                    1,280
                                                                      --------------       ------------------
          Net cash used for financing activities                           (107,428)                (199,191)
                                                                      --------------       ------------------

Net increase (decrease) in cash and cash equivalents                         20,290                 (130,437)

Cash and cash equivalents at beginning of year                               85,259                  264,571
                                                                      --------------       ------------------
Cash and cash equivalents at end of period                                 $105,549                $ 134,134
                                                                      ==============       ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest, net of capitalized interest                                   $ (46,025)               $ (51,962)
  Income taxes                                                            $ (27,333)              $ (159,959)







          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company). The consolidated balance sheets, and statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2. The composition of inventories at September 30, 1997, and December 31, 1996, was as follows (in thousands):


                                                 September 30,            December 31,
                                                      1997                     1996
                                                 -------------------    ----------------
             (Unaudited)

              At lower of cost or market:
              Raw materials                       $    13,499                 $ 17,990

              Work in process                           2,723
                                                                                 3,077
              Finished goods
                                                       33,079                   47,577
              Mill stores and other supplies
                                                       64,762                   66,925
                                                 -------------    ---------------------

                                                      114,063                  135,569
                                                 -------------    ---------------------
              Excess of current cost over
                LIFO inventory value
                                                     (11,824)                 (11,824)
                                                 =============    =====================

                                                $    102,239         $        123,745
                                                 =============    =====================


3. During 1997, the Company paid $25.4 million pursuant to a long-term incentive compensation plan accrued for the three year period ending December 31, 1996.

4. In December 1996, the Board of Directors of Calhoun Newsprint Company (CNC) declared a $40.0 million dividend. As a result, $19.6 million was paid to the minority shareholder in January 1997. In the third quarter of 1997, another dividend was paid in the amount of $1.3 million. In the first quarter of 1996, a $29.4 million dividend was paid to the minority shareholder.

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

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

8. During the first quarter of 1997, the Company purchased 1.4 million shares of common stock at a cost of $57.2 million, completing the stock repurchase program authorized in February 1996. Since the beginning of the program, 4 million shares were purchased at a total cost of $156 million. In the first nine months of 1996, 2.5 million shares were purchased at a cost of $94.3 million.

9. The effective tax rate for the second quarter of 1997 and 1996, and the first nine months of 1997 and 1996, was 37.0 percent.

10. The calculation of earnings per share for the three and nine months ended September 30, 1997, includes a deduction of $.5 million and $2.3 million, respectively, for any dividend requirements of the Company's LIBOR and Series C preferred stock and the amortization of the difference between the net proceeds from the LIBOR preferred stock and its mandatory redemption value. For the three and nine months ended September 30, 1996, the calculation of earnings per share included a deduction of $1.2 million and $3.6 million, respectively, for the same items.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



                                     Summary

The Company reported 1997 third quarter earnings of $17 million, or $.40 per fully diluted share. This compares to net income of $27 million, or $.60 per fully diluted share in the third quarter of 1996 and net income of $7 million, or $.16 per fully diluted share in the second quarter of 1997. Included in net income for the third quarter of 1996 was an extraordinary charge of $2 million, or $.04 per fully diluted share, resulting from the open market purchase of outstanding debt. Third quarter 1997 net sales were $379 million, compared to $423 million for the third quarter of 1996 and $356 million for the second quarter of this year. Selling prices for most of the Company's products, while rising, are still below the levels of a year ago. This accounts for the majority of the lower sales and profitability compared to 1996 results.




Product Line Information:
(Unaudited, $ in thousands)


                                                 Three Months Ended                  Nine Months Ended
                                          ---------------------------------- ----------------------------------
                                           September 30,    September 30,     September 30,     September 30,
                                               1997              1996              1997             1996
                                          ---------------- ----------------- ----------------- ----------------

Net sales:
   Newsprint
                                               $  184,501        $  201,413       $   529,765    $     662,285
   Coated groundwood
                                                   83,725            84,053           240,233          275,899
   Directory paper
                                                   43,678            45,497           131,823          140,456
   Market pulp
                                                   47,260            46,098           138,568          114,871
   Uncoated groundwood specialties
                                                   10,511             9,639            33,678           28,505
   Lumber and other wood products
                                                   36,643            29,359            97,288           78,791
   Communication papers (1)
                                                        -            40,393                 -          135,656
   Distribution costs
                                                 (27,687)          (33,264)          (87,875)         (90,441)
                                          ================ ================= ================= ================
                                             $   378,631       $   423,188      $  1,083,480      $ 1,346,022

                                          ================ ================= ================= ================

Operating income
                                                $ 40,452        $   59,887      $     73,765     $    292,947
                                          ================ ================= ================= ================


(1) Communication papers were produced by Star Forms Incorporated which was sold in November 1996.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations




        Three Months Ended September 30, 1997, versus September 30, 1996

For the third quarter of 1997, the Company's operating income of $40 million decreased $19 million compared to the third quarter of 1996. Lower average transaction prices for all of the Company's products except market pulp and lumber caused operating income to decline.

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

Newsprint - The Company's newsprint average transaction price in the third quarter of 1997 was 8 percent lower than the same period last year and 3 percent higher than the prior quarter. The decrease in prices versus prior year was a result of lower consumption and higher consumer and producer inventories during 1996. By the end of 1996, however, market conditions began to improve as consumption increased and inventories held by U. S. daily newspapers and North American producers declined compared to levels earlier in the year. In the first quarter of 1997, the Company announced a $75 per metric ton domestic price increase. This price increase is fully implemented; however, the average amount realized was less than announced due to customer mix and the effect of lower export price increases. Favorable market conditions continued in the third quarter. U. S. dailies' newsprint consumption and total U. S. newsprint consumption increased in the third quarter of 1997 compared to the third quarter of 1996. Inventory levels at the end of the third quarter also improved. U. S. dailies' newsprint inventory decreased compared to the third quarter of 1996, while North American mill inventory levels decreased compared to the same quarter and the second quarter of 1997. On October 1, 1997, the Company began implementing a second domestic price increase of $35 per metric ton. As with the previous price increase, this price increase will be phased in over several months.

----------------- ---------------- ----------------
                                   3rd Qtr. 1997
                                      vs. 1996
   Newsprint                          Increase/
   Statistics         Source         (Decrease)
----------------- ---------------- ----------------
                   Canadian Pulp
                     and Paper
  Total U. S.       Association          2%
  Consumption         (CPPA)
----------------- ---------------- ----------------
 U. S. Dailies'
  Consumption          CPPA              4%
----------------- ---------------- ----------------
                     Newspaper
 U. S. Dailies'   Association of
   Inventory          America           (3)%
----------------- ---------------- ----------------
 North American
Mill Inventories

                       CPPA             (32)%
----------------- ---------------- ----------------

Coated Groundwood - The Company's coated groundwood average transaction price declined 4 percent comparing the third quarter of 1997 to the same period last year, but increased 9 percent versus the prior quarter. Tonnage shipments increased slightly comparing the third quarter of 1997 to the third quarter of 1996. Throughout 1996, coated groundwood selling prices declined while producer inventory levels surpassed historical levels, as customers reduced their inventories from levels built up during 1995. Market conditions improved in the first and second quarters of 1997 allowing the Company to implement two price increases: up to $60 per ton for certain market segments effective April 1, and between $50 and $80 per ton, depending upon market segment, for all domestic and export customers effective July 1. Improved market conditions continued in the third quarter of 1997. U. S. coated groundwood shipments and magazine advertising pages increased in the third quarter compared to the same period last year. U. S. coated groundwood mill inventory levels continued to improve in the third quarter, decreasing significantly since the third quarter of 1996. On October 1, 1997, the Company announced a third price increase of up to $40 per ton for certain market segments, which it is currently implementing.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

----------------- ---------------- ----------------
                                   3rd Qtr. 1997
                                      vs. 1996
 Coated Paper                         Increase/
   Statistics         Source         (Decrease)
----------------- ---------------- ----------------
                     American
                    Forest and
  U. S. Coated         Paper
   Groundwood       Association          14%
   Shipments          (AF&PA)
----------------- ---------------- ----------------
                  Media Industry
  Magazine Ad       Newsletter           5%
     Pages
----------------- ---------------- ----------------
  U. S. Coated
Groundwood Mill
  Inventories
                       AF&PA            (57)%
----------------- ---------------- ----------------

Directory Paper - The Company's average transaction price for directory paper decreased 12 percent in the third quarter of 1997 compared to the third quarter of 1996, and decreased 5 percent compared to the second quarter of 1997. During 1996, demand in the directory paper market declined and prices decreased, with conditions and pricing similar to those in the newsprint market. Lower prices continued through the third quarter of 1997, since a large portion of the Company's directory sales was based on contracts, the pricing of which was determined during 1996. In addition, the Company sold lower priced, higher basis weight directory paper in the third quarter of 1997 compared to the prior quarter. The Company's shipments during the third quarter of 1997 increased 10 percent and 19 percent compared to the third quarter of 1996 and the second quarter of 1997, respectively.

Market Pulp - The Company's market pulp average transaction price for the third quarter of 1997 increased 11 percent compared to the third quarter of last year and the second quarter of this year. NORSCAN (U.S., Canada, Finland, Norway and Sweden producers) shipments of softwood pulp increased in the third quarter of 1997 compared to the year ago period. NORSCAN inventory levels of softwood pulp at the end of the third quarter continued to decrease from levels earlier in the year and compared to the end of September 1996. Favorable market conditions enabled the Company to implement price increases during the first nine months of 1997, causing its average transaction price to rise approximately $35 per metric ton since the end of 1996.

-------------------- ----------- ------------------
                                  3rd Qtr. 1997
     Softwood                        vs. 1996
   Market Pulp                       Increase/
    Statistics         Source       (Decrease)
-------------------- ----------- ------------------
 NORSCAN Shipments
                       AF&PA            4%
-------------------- ----------- ------------------
NORSCAN Inventories
                       AF&PA           (7)%
-------------------- ----------- ------------------

Lumber - The average transaction price for the Company's lumber products increased 3 percent in the third quarter of 1997 compared to the year ago period. The Company's shipment levels also increased slightly comparing the same periods. Lumber prices increased significantly during 1996 due primarily to record high U. S. housing starts of 1.5 million. The government estimate of U.
S. housing starts for the full year of 1997 stands at 1.4 million. In the first half of 1997, prices continued to rise, but at a slower rate. In the third quarter of 1997, prices in the U. S. lumber market began to decrease, as a slump in the Japanese housing market forced producers to divert lumber to the U. S. market, causing an oversupply.

Cost of Sales and Other Income and Expenses

Cost of sales decreased 7 percent in the third quarter of 1997 compared to the third quarter of last year. This decrease was due to the absence of product costs relating to the Company's subsidiary, Star Forms Incorporated (Star Forms), which was sold in November of 1996, partially offset by higher costs associated with planned maintenance. Comparing the same periods, selling and administrative expenses decreased $5 million or 21 percent. This reduction was also due to the sale of Star Forms. Interest expense for the third quarter of 1997 compared to the same period last year decreased due to lower average debt balances, while interest income, comparing the same periods, increased due to higher average investment balances. In the third quarter of 1996, the Company sold approximately 1,700 acres of timberlands resulting in a pre-tax gain of $1 million.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


         Nine Months Ended September 30, 1997, versus September 30, 1996

For the first nine months of 1997, the Company's operating income was $74 million, a decrease of $219 million compared to the first nine months of 1996. This significant decrease is attributed to substantially lower average transaction prices for all of the Company's products except market pulp and lumber, partially offset by higher tonnage shipments.

                            Product Line Information

Newsprint - For the first nine months of 1997, the Company's newsprint average transaction price decreased 22 percent compared to the same period last year. During the second half of 1996, prices decreased due to lower demand brought on by conservation measures taken by users in reaction to the record high prices experienced in 1995. During the first nine months of 1997, however, total U. S. newsprint consumption and U. S. dailies' newsprint consumption increased compared to the same period in 1996. In addition, both U. S. dailies' newsprint inventory and North American newsprint mill inventory levels at the end of September 1997 were lower than September 1996 levels. These conditions enabled the Company to announce two price increases in 1997, including an October price increase of $35 per metric ton.

----------------- ---------------- ----------------
                                    9 Mos. 1997
                                      vs. 1996
   Newsprint                          Increase/
   Statistics         Source         (Decrease)
----------------- ---------------- ----------------
  Total U. S.
  Consumption          CPPA              5%
----------------- ---------------- ----------------
 U. S. Dailies'
  Consumption          CPPA              4%
----------------- ---------------- ----------------
                     Newspaper
 U. S. Dailies'   Association of
   Inventory          America           (3)%
----------------- ---------------- ----------------
 North American
Mill Inventories

                       CPPA             (32)%
----------------- ---------------- ----------------

Coated Groundwood - The Company's coated groundwood average transaction price decreased 23 percent during the first nine months of 1997 compared to the year ago period, offset by higher shipments of 13 percent. In 1996, coated groundwood prices declined as customers reduced their excessive inventory levels from 1995. In 1997, demand increased. U. S. coated groundwood shipments increased during the first nine months of 1997 compared to the prior year period and U. S. coated groundwood mill inventory levels declined significantly. Since the beginning of 1997, the Company implemented two price increases causing its average transaction price to increase approximately $100 per ton. A third price increase of $40 per ton is currently being implemented for certain market segments.

----------------- ---------------- ----------------
                                    9 Mos. 1997
                                      vs. 1996
 Coated Paper                         Increase/
   Statistics         Source         (Decrease)
----------------- ---------------- ----------------
  U. S. Coated
   Groundwood
   Shipments           AF&PA             24%
----------------- ---------------- ----------------
                  Media Industry
  Magazine Ad       Newsletter           5%
     Pages
----------------- ---------------- ----------------
  U. S. Coated
Groundwood Mill
  Inventories
                       AF&PA            (57)%
----------------- ---------------- ----------------

Directory Paper - The Company's average transaction price for directory paper decreased 12 percent in the first nine months of 1997 compared to the first nine months of 1996, while shipments increased 7 percent. A large portion of the Company's current directory paper sales was based on contracts completed in the latter part of 1996, when prices had decreased from the high levels of 1995.

Market Pulp - The average transaction price for the Company's market pulp increased 9 percent in the first nine months of 1997 compared to the first nine months of 1996, while shipments increased 11 percent. NORSCAN softwood pulp shipments also increased during this period compared to the same period last year, while inventory levels decreased. As of September 30, 1997, the Company's average transaction price increased approximately $30 per metric ton since the end of 1996.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

-------------------- ----------- ------------------
                                 9 Mos. 1997 vs.
     Softwood                          1996
   Market Pulp                       Increase/
    Statistics         Source       (Decrease)
-------------------- ----------- ------------------
-------------------- ----------- ------------------
 NORSCAN Shipments
                       AF&PA            8%
-------------------- ----------- ------------------
-------------------- ----------- ------------------
NORSCAN Inventories
                       AF&PA           (7)%
-------------------- ----------- ------------------

Lumber - The Company's average transaction price for its lumber products increased 16 percent comparing the first nine months of 1997 to the first nine months of last year. The lumber market continued its healthy pace from 1996 into the first half of 1997, due to the high level of housing starts. In the third quarter of 1997, however, prices began to decline as the supply of lumber increased.

Cost of Sales and Other Income and Expenses

Cost of sales for the first nine months of 1997 was $24 million lower when compared to the same period last year due to the absence of product costs associated with Star Forms, offset by planned maintenance costs and higher tonnage shipments. Selling and administrative expenses decreased $14 million comparing the same periods. The majority of this decrease was also due to the sale of Star Forms. Interest expense decreased comparing the same periods due to lower average debt balances in 1997 versus 1996, while interest income increased due to higher average investment balances. In the first nine months of 1996, the Company sold 108,000 acres of timberlands resulting in a $78 million pre-tax gain.

                         Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities balance at September 30, 1997, totaled $382 million compared to $431 million at December 31, 1996, and $380 million at September 30, 1996. Aside from cash flow from operations and capital expenditures, significant cash outflows since December 31, 1996, included the repurchase of 1.4 million common shares for $57 million, three dividend payments to the minority shareholder of CNC totaling $21 million, and the redemption of $25 million of the Company's remaining outstanding LIBOR preferred stock. During the first nine months of 1997, the Company's operations generated $127 million of cash compared to $260 million of cash during the first nine months of 1996, a decrease of $133 million. This decrease was primarily the result of a decrease in operating income of $219 million, offset in part by a decrease in tax payments of $133 million. Tax payments were higher in 1996 due to the higher level of income and the payment of the Company's 1995 tax liability in the first quarter of 1996. In addition, other working capital needs in 1997 were higher by $34 million, and payments for employee benefit liabilities were higher by $12 million.

     Cash flow from investing activities in the first nine months of 1997 of $1 million was $193 million higher than the first nine months of last year. Capital expenditures for the first nine months of 1997 were $6 million higher compared to the first nine months of 1996. The Company expects total capital expenditures for 1997 to approximate $110 million, roughly the same as 1996 capital expenditures of $107 million. In the first nine months of 1997, $69 million of net cash flow was from the maturity of marketable securities versus a net investment of $246 million in the first nine months of 1996. Also in the first nine months of 1996, the Company sold timberlands resulting in proceeds of $119 million.

     On September 17, 1997, the Company announced its plan to invest approximately $180 million over the next two years to modernize its Calhoun, Tennessee, newsprint facility. The plan calls for expansion of the Company's thermomechanical pulp facility and conversion of an idle recovery boiler. Aside from reducing operating costs, these changes will have a positive environmental impact by utilizing old tires as fuel, which reduces landfill usage. The
Company's estimate of total capital expenditures for 1997 of $110 million includes approximately $5 million relating to these two projects.

     Cash flow used for financing activities was $92 million lower in the first nine months of 1997 compared to the year ago period. The majority of this decrease was due to debt repurchases in 1996 of approximately $55 million. Cash dividends for the first nine months of 1997 and 1996 included payments to the minority shareholder of CNC totaling $21 million and $29 million, respectively. Also included in the first nine months of 1996 were cash dividends of $6 million on the Company's 7%

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

PRIDES Series B Convertible Preferred Stock (PRIDES). On January 9, 1997, the Company converted all of the outstanding depositary shares, each representing one-fourth of a share of PRIDES, using Bowater common stock at a conversion ratio of .82 of a common share for each depositary share. This resulted in the issuance of 4,012,765 common shares.

     On May 12, 1997, the Company redeemed for $25 million the remaining 500,000 outstanding shares of LIBOR Preferred Stock, Series A, at its par value of $50 per share, plus accrued and unpaid dividends. The LIBOR stock was subject to mandatory redemption in 1998.

     On February 10, 1997, the Company completed the repurchase of approximately 10 percent of its outstanding common stock as part of a previously announced stock repurchase program. In total, the Company purchased 4 million shares at a cost of $156 million. During the first quarter of 1997, the Company repurchased
1.4 million common shares at a cost of $57 million. In the first nine months of 1996, 2.5 million shares were purchased at a cost of $94 million. On November 6, 1997, the Company announced the adoption of a new stock repurchase program, authorizing it to repurchase up to 10 percent of the company's outstanding common stock in the open market subject to normal trading restrictions. The Company continues to consider both internal and external investment opportunities as well as additional debt reductions.

                                  Organization

On July 23, 1997, the Company announced the reorganization of its U. S. and Canadian forest and wood products operations into a new division called the Forest Products Division. The consolidation of these operations will enable the Company to explore new opportunities to improve returns on its forest products assets. These opportunities include: optimizing the use of existing properties by using wood to its highest value end-use; optimizing silviculture techniques to match sustainable wood usage goals; selling certain non-strategic timberland tracts, and studying organizational structures which could provide an enhanced market valuation.

     The Company also announced the consolidation of its newsprint and directory paper businesses into one division called the Newsprint and Directory Division. The combination of these businesses will enhance the Company's opportunities to better serve its groundwood based customers while developing strategies for improving financial returns.

                              Year 2000 Compliance

Since 1990, the Company has reengineered its major internally developed software programs. During this effort, the Company examined potential problems arising from the inability of certain application software programs to recognize the year 2000. A formal review of all internally developed software is in progress and will be completed by 1998. No major problems have been encountered to date. In addition, all major third party licensed application software programs have been reviewed and are either compliant or have released a compliant version to which the Company will migrate in 1998. The costs associated with this project are currently expected to be less than $1 million.

                              Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The implementation of this standard in the fourth quarter of 1997 will not impact the Company's results of operations, but will result in a different calculation of basic earnings per share versus primary earnings per share. Fully diluted earnings per share will remain the same.

                                     PART II

                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits (numbered in accordance with Item 601 of
Regulation S-K):

         Exhibit No.       Description

         10.1 Employment Agreement, dated as of August 1, 1997, by and between the Company and Arthur D. Fuller.

         10.2 Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Arthur D. Fuller.

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



                                               BOWATER INCORPORATED

                                    By         /s/  David G. Maffucci
                                               David G. Maffucci
                                               Senior Vice President and
                                               Chief Financial Officer



                                    By         /s/  Michael F. Nocito
                                               Michael F. Nocito
                                               Vice President and Controller





Dated: November 13, 1997

                                INDEX TO EXHIBITS

Exhibit No.       Description


         10.1 Employment Agreement, dated as of August 1, 1997, by and between the Company and Arthur D. Fuller.

         10.2 Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Arthur D. Fuller.


         27.1     Financial Data Schedule (electronic filing only).