Form 10-K
period 1997-12-31
BOWATER INC
filed 1998-03-25
CIK 743368

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 COMMISSION FILE NO. 1-8712


                             Bowater Incorporated
            (Exact name of registrant as specified in its charter)

                  DELAWARE                          62-0721803
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)     Identification No.)

                            55 EAST CAMPERDOWN WAY
                                P. O. BOX 1028
                       GREENVILLE, SOUTH CAROLINA 29602
                   (Address of principal executive offices)

                                 (864) 271-7733
              (Registrant's telephone number, including area code)
                  -------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                              Name of each exchange
                  Title of each class                          on which registered
------------------------------------------------------   ------------------------------
            Common Stock, par value $1 per share          New York Stock Exchange, Inc.
                                                             Pacific Exchange, Inc.
                                                            The London Stock Exchange
                                                            The Swiss Stock Exchanges
     Depositary Shares, each representing one-fourth      New York Stock Exchange, Inc.
          of a share of 8.40% Series C Cumulative
           Preferred Stock, par value $1 per share

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 23, 1998, was $2,237,473,722.

     As of March 23, 1998, there were 40,473,842 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference into the parts of this report indicated below:

  Annual Report to Shareholders for the year ended December 31, 1997.       Parts I, II and IV
  Proxy Statement with respect to the Annual Meeting of Shareholders to     Part III
    be held on May 20, 1998.


==============================================================================

                                    PART I
Item 1. Business


General

     Bowater Incorporated (together with its consolidated subsidiaries, the "Company") is engaged in the manufacture, sale and distribution of newsprint, directory paper, uncoated groundwood specialties, coated groundwood paper, market pulp and lumber. The Company operates facilities in both the United States and Canada, and, as of December 31, 1997, managed and controlled approximately 3.5 million acres of timberlands to support these facilities. The Company markets and distributes its various products in North and South America and overseas.

     The Company was incorporated in Delaware in 1964. The Company's principal executive offices are located at 55 East Camperdown Way, Greenville, South Carolina 29601, and its telephone number at that address is (864) 271-7733.

     All three of the Company's divisions have been classified within a single business segment, Pulp, Paper and Related Products. Information regarding net export sales is incorporated herein by reference to page 38 of the Company's 1997 Annual Report (the "Annual Report"). Information regarding the amount of total revenue contributed by each of the Company's product lines is incorporated herein by reference to pages 40-41 of the Annual Report. Information regarding the Company's fixed assets is incorporated herein by reference to page 32 of the Annual Report.

     Information regarding the Company's liquidity and capital resources is incorporated herein by reference to pages 21-25 of the Annual Report.

     Information regarding the sales of real property and subsidiaries is incorporated herein by reference to page 31 of the Annual Report.

     Information regarding the Company's agreement to acquire the outstanding shares of Avenor Inc. common stock is incorporated herein by reference to pages 21-22 and page 31 of the Annual Report.


Operating Divisions

     The Company operates through three divisions: the Newsprint and Directory Division, the Coated Paper and Pulp Division and the Forest Products Division. In 1997, the Company consolidated its directory paper business into the former Newsprint Division, replacing the Great Northern Paper Division. In addition, the Company reorganized its United States and Canadian forest and wood products operations into a new division called the Forest Products Division.

     The Newsprint and Directory Division consists of four manufacturing facilities: the Calhoun Operations and Calhoun Newsprint Company ("CNC") (which is owned approximately 51 percent by the Company and approximately 49 percent by Herald Company, Inc.) located in Calhoun, Tennessee; Bowater Mersey Paper Company Limited ("Mersey Operations") (which is owned 51 percent by the Company and 49 percent by The Washington Post Company) located in Liverpool, Nova Scotia; Great Northern Paper, Inc. ("GNP"), East Operations located in East Millinocket, Maine; and GNP, Millinocket Operations located in Millinocket, Maine. This division is also supported by four domestic sales offices, which are responsible for marketing all of the Company's domestic newsprint, directory paper and some uncoated groundwood specialties. Bowater Asia Pte Ltd (formerly Paper Traders International Pte Ltd), a wholly-owned subsidiary located in Singapore, is responsible for the Company's newsprint sales in Asia and Pacific Rim countries.

     The Coated Paper and Pulp Division consists of the Catawba Operations located in Catawba, South Carolina, and three sales offices. This division is responsible for selling all of the Company's coated groundwood paper, as well as all of the Company's market pulp and some uncoated groundwood specialties.

     The Forest Products Division consists of three manufacturing facilities:
Bowater Lumber Company located in Albertville, Alabama; Bowater Mersey Paper Company Limited Oakhill Sawmill (which is owned 51 percent by the Company and 49 percent by The Washington Post Company) located in Bridgewater, Nova Scotia; and Pinkham Lumber Company located in Ashland, Maine. This division is supported by four business offices and is responsible for managing the Company's timberlands and selling all of the Company's timber, softwood lumber and non-strategic timberlands.

     Additional descriptive information regarding the Company's divisions is incorporated herein by reference to pages 6-7 of the Annual Report.

Newsprint, Directory Paper and Uncoated Groundwood Specialties

     The Company is the largest manufacturer of newsprint and directory paper in the United States. Including its Mersey Operations, the Company's annual production capacity of newsprint, directory paper and uncoated groundwood specialties is approximately 8 percent of the North American capacity total and approximately 4 percent of the worldwide capacity total. Its market share in the United States is 9 percent. These amounts were generated internally using data from Paper Trader, a monthly publication by Resource Information Systems, Inc.

     The Calhoun Operations, located on the Hiwassee River in Tennessee, is one of the largest and most productive newsprint mills in North America. At this facility, the Company operates four paper machines, which produced 594,000 tons of newsprint and uncoated groundwood specialties in 1997. Also located at this facility is CNC's paper machine, which produced 239,000 tons of newsprint in 1997. Although the Company manages and operates the entire facility, CNC also owns 68.4 percent of the thermomechanical pulp ("TMP") mill and 100 percent of the recycled fiber plant at the facility. The Company owns the remaining 31.6 percent of the TMP mill and 100 percent of the other assets at this location. These other assets include kraft and stone groundwood pulp mills and other support equipment necessary to produce the finished product. The Company is currently in the process of expanding the TMP mill at this location.

     The Mersey Operations, located on an ice-free port providing economical access to ports along the eastern seaboard of the United States and throughout the world, has two paper machines. Built in 1929, they were rebuilt between 1983 and 1985 and produced 263,000 tons of newsprint in 1997. This facility also operates a TMP mill, a wastewater treatment facility and other support equipment required to produce the finished product.

     Newsprint, directory paper and uncoated groundwood specialties are also produced at three other Company locations. The newsprint machine at the Catawba Operations, located on the Catawba River in South Carolina, produced 248,000 tons in 1997 and is one of the largest and most productive newsprint machines in the industry. The Company's East Millinocket Operations, located on the West Branch of the Penobscot River in northern Maine, has two paper machines that were built in 1954 and rebuilt in 1986. These two machines produced a total of 296,000 tons of newsprint, directory paper and uncoated groundwood specialties in 1997. This facility also operates a groundwood pulp mill, a recycled fiber plant and other support equipment required to produce the finished product. Beginning in 1999, the Company plans to modernize this facility over a two-year period at an estimated cost of $220 million. The Company's Millinocket Operations, located eight miles from the East Millinocket Operations, has four paper machines that produced 128,000 tons of directory paper and uncoated groundwood specialties in 1997. These paper grades are used in directories, catalogs, newspaper advertising inserts and magazines, and are sold primarily to customers east of the Mississippi River. The Company is seeking a buyer for this facility as it no longer meets the Company's long-term objectives.

     Domestic newsprint, directory paper and uncoated groundwood specialty paper sales are made directly by the Company through its regional sales offices located near major metropolitan areas in the eastern half of the United States. Sales to Asia and Pacific Rim countries are made through Bowater Asia Pte Ltd, while the balance of export sales is made primarily through international sales agents local to their markets. CNC's minority shareholder and its affiliates purchase the equivalent of all of CNC's annual output, and The Washington Post Company purchases approximately 70,000 tons of newsprint annually. Combined, these two customers in 1997 accounted for approximately 9 percent of the Company's consolidated net sales and approximately 20 percent of the Company's newsprint net sales. The Company distributes newsprint, directory paper and uncoated groundwood specialties by rail, truck, ship and barge.


Coated Groundwood Paper

     The Company is one of the largest producers of coated groundwood paper in the United States and North America with approximately 11 percent and 9 percent of the United States and North American capacity, respectively. These amounts were generated internally using data from the American Forest and Paper Association and Pulp & Paper Magazine. Coated groundwood paper produced by the Company is primarily light weight coated paper and is used in magazines, catalogs, advertising pieces, textbooks, direct mail pieces and coupons.

     The Company manufactures a variety of coated grades on two paper machines at the Catawba Operations and on three of the four paper machines at the Millinocket Operations. Both machines at the Catawba Operations utilize off-machine blade coaters. At the Millinocket Operations, two machines produce a base stock that is coated on an off-machine blade coater while the third machine has an on-machine roll coater. In 1997, the two coated machines at the Catawba Operations produced 349,000 tons of coated groundwood paper, and the three machines at the Millinocket Operations produced 124,000 tons of coated groundwood paper. The Catawba Operations include a kraft mill, a TMP mill and other support equipment required to produce the finished product. The Millinocket Operations include a sulphite mill and other support equipment required to produce the finished product.

     Coated groundwood paper is sold domestically by the Company and paper brokers to major printers, publishers, and catalogers. It is distributed by truck and rail from the Catawba and Millinocket facilities. These facilities are strategically located to supply the southeastern and northeastern United States, respectively, and jointly serve the mid-western market. Export markets are serviced primarily through international agents.


Market Pulp

     In addition to furnishing its internal pulp requirements, the Company produced 260,000 tons of softwood market pulp at its Catawba Operations in 1997 for use by manufacturers of fine paper, tissues and other paper products. The Calhoun Operations produced 153,000 tons of hardwood market pulp for sale to its customers. In 1997, the Calhoun facility benefited from a pulp dryer rebuild completed in late 1996. This enabled the Company to significantly increase market pulp production in 1997 from the 118,000 tons of hardwood market pulp produced by the Calhoun Operations in 1996.

     In 1997, 59 percent of the Company's market pulp was sold to the export market. Export sales are made through international sales agents local to their markets, while domestic sales are made directly by the Company and its sales agents. The Company distributes market pulp primarily by rail and ship.


Forest Products

     In addition to market pulp and paper, the Company sells pulpwood, sawtimber, lumber and wood chips to a variety of customers located in the eastern United States, the United Kingdom and Canada. The Company also sells non-strategic timberland tracts and provides its manufacturing facilities with a portion of the wood needed for pulp, paper and lumber production.

     At December 31, 1997, the Company owned or managed under lease approximately 3.5 million acres of timberlands throughout the United States and Canada. Approximately 2 million acres of these timberlands are located in the state of Maine, 900,000 acres are located in the southeastern United States, and 600,000 acres are located in Nova Scotia. This timberland base supplies a portion of the needs of the Company's paper mills and sawmills, as well as many independently owned forest products businesses. The Company maintains one nursery and contracts with numerous other nurseries in order to replace trees harvested from its timberlands and from the timberlands of small private landowners. The Company also employs harvest activities designed to promote natural regeneration.

     In 1997, the Company consumed 8 million tons of wood for pulp, paper and lumber production. Of this amount, 2 million tons of wood were harvested from Company-owned properties, while 6 million tons were purchased, primarily under contract, from local wood producers, private landowners and sawmills (in the form of residual chips) at market prices. In addition, the Company harvested 2 million tons of wood from Company-owned properties to sell to other sawmills and paper companies.

     The Company operates three sawmills that produce construction grade lumber. Bowater Lumber Company produced 95 million board feet of lumber in 1997. This lumber is sold in the southeastern and mid-western United States. The Bowater Mersey Paper Company Limited Oakhill Sawmill, which produced 35 million board feet of lumber in 1997, sells to customers in eastern Canada, the northeastern United States, and the United Kingdom. Pinkham Lumber Company produced 71 million board feet of lumber in 1997, also selling to customers in eastern Canada and in the northeastern United States. The Company distributes lumber by truck and rail.


Recycling Capability

     The Company has focused its efforts in recent years on meeting the demand for recycled-content paper products, which provides an environmental benefit in reducing solid waste landfill deposits. In addition, this effort allows publishers and other customers to meet recycled-content standards.

     The Company operates recycling plants at its Calhoun and East Millinocket Operations. Taking a mixture of old newspapers and old magazines ("recovered paper"), these plants utilize advanced mechanical and chemical processes to manufacture high quality pulp. When this recycled fiber is combined with virgin fiber, the resulting products, which include recycled-content newsprint, directory paper, coated groundwood paper and uncoated groundwood specialties, are comparable in quality to paper produced with 100 percent virgin fiber pulp. In 1997, the Company processed 342,000 tons of recovered paper.

     Recovered paper is purchased from suppliers in the regions of the Company's recycling plants. These suppliers collect, sort and bale the material before selling it to the Company, primarily under long-term contracts, with prices and quantities fluctuating according to market conditions. The Company is one of the largest purchasers of recovered paper in North America.


Competition

     In general, the Company's products are globally-traded commodities. Pricing and the level of shipments of these products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, and fluctuations in exchange rates.

     Newsprint and market pulp, two of the Company's principal products, are produced by numerous worldwide manufacturers. Aside from quality specifications to meet customer needs, the production of newsprint and market pulp generally do not depend upon a proprietary process or formula. There are approximately 20 major worldwide producers of newsprint with which the Company competes. In addition, the Company faces actual and potential competition from numerous smaller producers located around the world. Price, quality, service and the ability to produce paper with recycled content are important competitive determinants. The Company is not a major producer in the pulp market.

     The Company competes with approximately 13 coated groundwood producers located in North America. In addition, there are approximately six major offshore suppliers of coated groundwood paper that sell into the North American market. As a major supplier to printers in North America, the Company also competes with numerous worldwide suppliers of other grades of paper such as coated freesheet, supercalendered and uncoated groundwood papers. Price, quality and service are important competitive determinants, but a degree of proprietary knowledge is required in both the manufacture and use of this product, which requires close customer-supplier relationships.

     The Company competes with three major worldwide producers and several smaller producers of directory paper. Price, quality and service, as well as the ability to produce lower basis weights and recycled products, are all important competitive determinants.

     The Company is not a major producer in the uncoated groundwood specialties or lumber markets.

     As with other globally manufactured and sold commodities, the competitive position of the Company's products is significantly affected by the volatility of currency exchange rates. With several of the Company's primary competitors located in Canada, Sweden and Finland, the relative rates of exchange between those countries' currencies and the United States dollar can have a substantial effect on the Company's ability to compete. In addition, the degree to which the Company competes with foreign producers depends in part on the level of demand abroad. Shipping costs generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.

     Trends in electronic data transmission and storage could adversely affect traditional print media, including products of the Company's customers; however, neither the timing nor the extent of those trends can be predicted with certainty. Industry reports indicate that the Company's newspaper publishing customers in North America have experienced some loss of market share to other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end uses for several of the Company's products), cable television and the Internet. Some of these customers are also facing a decline in newspaper readership, circulation and advertising lineage. The Company does not believe that this is the case in most overseas markets. The Company's magazine and catalog publishing customers have also been affected by the use of electronic media for merchandising products, while benefiting from the increase in magazine and catalog publications dealing with electronic media, especially computer hardware and software.

     Part of the Company's competitive strategy is to be a lower-cost producer of its products while maintaining strict quality standards and responding to environmental concerns. The Company's two recycling facilities have further enhanced its competitive position by enabling it to respond to customer demand for recycled-content newsprint, directory paper, coated groundwood paper and uncoated groundwood specialties.


Raw Materials and Energy

     The manufacture of pulp and paper requires significant amounts of wood and energy. The wood needed for pulp, paper and lumber production is obtained from Company-owned properties and purchased from local producers. The Company also uses recovered paper as raw material when producing recycled-content paper grades. See Forest Products and Recycling Capability on page 3 of this Form 10-K for information regarding the Company's use of raw materials.

     Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers at the various mill sites from a variety of fuel sources. Internally generated electrical power at the Calhoun and Catawba Operations is used to supplement purchased electrical power. The Mersey Operations purchases all of its steam and electrical power requirements. It has the ability, however, to produce some of its steam requirements. GNP has the capacity to be totally self-sufficient electrically with six hydroelectric facilities located on the West Branch of the Penobscot River (containing 31 hydroelectric generators) and seven steam turbine generators located in the mill power plants.

     The Company operates its Maine hydroelectric facilities pursuant to long-term licenses granted by the Federal Energy Regulatory Commission ("FERC") or its predecessor, the Federal Power Commission. The licenses for certain dams expired at the end of 1993, and the Company continued to operate those dams under interim licenses. In October 1996, FERC issued new 30-year licenses allowing the Company to continue operating its hydroelectric facilities with substantially similar terms and conditions as the old licenses. In November 1996, five intervenors filed requests for a rehearing, generally rearguing issues already considered by FERC. These requests are pending before FERC, and, although no assurances can be given, management believes that the requests should not result in any material adverse change to the terms or conditions of the licenses.


Employees

     As of December 31, 1997, the Company employed 5,000 people, of whom 3,600 were represented by bargaining units. The labor contract at the Company's Catawba Operations, which covers all of the plant's hourly employees, expires in April 2003. The labor contract with most of the plant's hourly employees at the Calhoun Operations expires in July 2002. The labor agreement for the majority of unionized employees at GNP expires in July 2001, while all other labor agreements there expire during 2002. The labor contract covering all unionized employees at the Mersey Operations expires in April 1998. All plant facilities are situated in areas where adequate labor pools exist. Relations with employees are considered good.


Trademarks and Name

     The Company owns the trademarked Company logo exclusively throughout the world. Effective June 30, 1997, the Company obtained from the former Bowater plc, now Rexam plc, ownership of the name "Bowater" in connection with the sale of all of the Company's products exclusively throughout the world, with a limited exception for a few non-conflicting uses by Rexam plc. The Company considers its interests in the Company logo and name to be valuable and necessary to the conduct of its business.


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

     The Company has taken positive action to address concerns about municipal solid waste by constructing a recycled fiber plant at its Calhoun and East Millinocket Operations. See Recycling Capability on page 3 of this Form 10-K.


Item 2. Properties

     Information regarding the Company's properties is incorporated herein by reference to the material included in Item 1, "Business" of this Form 10-K, and on page 42 and the back cover page of the Annual Report.

     In addition to the properties that it owns, the Company also leases under long-term leases certain timberlands, office premises, and office and transportation equipment. Information regarding timberland leases and operating leases is incorporated herein by reference to page 38 of the Annual Report.


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


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

Executive Officers of the Registrant as of March 23, 1998

     The Company's executive officers, who are elected by the Board of Directors to serve one-year terms, are listed below. There are no family relationships among officers and no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.



                                                                                                       Served as
Name                      Age                                Position                                Officer Since
----------------------   -----   ----------------------------------------------------------------   --------------
 Arnold M. Nemirow       54      Chairman, President and Chief Executive Officer                         1994
 Arthur D. Fuller        53      Executive Vice President and President -- Newsprint and                 1995
                                  Directory Division
 Anthony H. Barash       55      Senior Vice President -- Corporate Affairs and General Counsel          1996
 E. Patrick Duffy        56      Senior Vice President and President -- Coated Paper and Pulp            1995
                                  Division
 David G. Maffucci       47      Senior Vice President and Chief Financial Officer                       1992
 Donald G. McNeil        47      Senior Vice President and President -- Great Northern                   1995
                                  Paper, Inc.
 James H. Dorton         41      Vice President and Treasurer                                            1996
 Richard F. Frisch       50      Vice President -- Human Resources                                       1995
 Richard K. Hamilton     49      Vice President and President -- Forest Products Division                1997
 Steven G. Lanzl         49      Vice President -- Information Technology                                1996
 Robert A. Moran         53      Vice President -- Manufacturing Services                                1992
 Michael F. Nocito       42      Vice President and Controller                                           1993
 Wendy C. Shiba          47      Vice President, Secretary and Assistant General Counsel                 1993

     Arnold M. Nemirow became Chairman in March 1996, and Chief Executive Officer in March 1995. He has been President and a director of the Company since September 1994 and was Chief Operating Officer from September 1994 through February 1995. Previously he was President, Chief Executive Officer and a director of Wausau Paper Mills Company, a pulp and paper company, from July 1990 through July 1994, Chairman, President, Chief Executive Officer and a director of Nekoosa Papers, Inc., the business papers division of Great Northern Nekoosa Corporation, from 1988 to March 1990 and Vice President of Great Northern Nekoosa Corporation from 1984 to March 1990.

     Arthur D. Fuller became Executive Vice President and President -- Newsprint and Directory Division in August 1997. From 1995 to August 1997, he was Senior Vice President and President -- Newsprint Division. He was Vice President Finance, Planning & Administration of MacMillan Bloedel Packaging Inc., the containerboard and packaging business of MacMillan Bloedel Ltd., from 1994 to 1995. From 1991 to 1993 he was a partner of Nukraft, which sought to develop a recycled linerboard mill, and from 1987 to 1990 he was Vice President and General Manager of Great Southern Paper Company, the containerboard division of Great Northern Nekoosa Corporation. Earlier he held various management positions with Great Southern Paper Company.

     Anthony H. Barash became Senior Vice President -- Corporate Affairs and General Counsel in April 1996. From 1993 through March 1996, he was a partner of the law firm Seyfarth, Shaw, Fairweather & Geraldson, where he was a member of the firm's Business Law and Real Estate Group. Previously, from 1980 to 1993, he was a senior partner of the law firm Barash & Hill, where he also concentrated in business and real estate law.

     E. Patrick Duffy became Senior Vice President and President -- Coated Paper and Pulp Division in 1995. He was President of the Telecommunications Business Unit of R.R. Donnelly and Sons, a printing company located in Chicago, Illinois, from 1993 to 1995, where he was responsible for the sale and manufacture of printed products, and President of its Catalog Group from 1990 to 1992. Previously he was a Senior Vice President of R.R. Donnelly and Sons.

     David G. Maffucci became Senior Vice President and Chief Financial Officer in 1995. He had served as Vice President -- Treasurer since 1993 and Treasurer from 1992 to 1993 and relinquished the title of Treasurer in August 1996. From 1977 to 1992 he held various positions of increasing responsibility in the Company's Finance Department.

     Donald G. McNeil became Senior Vice President in 1995, and has been President of GNP since 1994. He was President and General Manager of Bowater Mersey Paper Company, a subsidiary of the Company ("Mersey"), from 1992 to 1994. He was General Manager of Mersey from 1991 to 1992 and Assistant General Manager from 1990 to 1991. From 1977 through 1989 he held various engineering and management positions with Mersey.

     James H. Dorton became Vice President and Treasurer in 1996. From 1990 through 1996, he was Treasurer of Intergraph Corporation, a manufacturer and designer of computers and software for engineering applications, where he was responsible for treasury management, corporate finance and shareholder relations. He was Assistant Treasurer of Intergraph Corporation from 1986 to 1990.

     Richard F. Frisch became Vice President -- Human Resources in 1995. He was Director of Compensation and Benefits from 1994 to 1995. Prieviously he was employed by Scott Paper Company, a pulp and paper company, at its Philadelphia, Pennsylvania, headquarters, most recently as Director of Benefits from 1991 to 1994, where he was responsible for strategic design and management of benefit plans.

     Richard K. Hamilton became Vice President and President -- Forest Products Division in August 1997. He was Vice President Wood Products -- Newsprint Division from 1995 to 1997. From 1993 to 1995, he was Group Manager -- Forest Resources Division of Georgia-Pacific Corporation, a building products and pulp and paper company, where he was responsible for a woodlands organization management of about 340,000 acres of timberland and the procurement, production and sale of pulpwood, logs and wood chips. Previously, he held various woodlands positions with Great Southern Paper Company and Scott Paper Company.

     Steven G. Lanzl became Vice President -- Information Technology in 1996. From 1992 to 1996 he was with E.I. du Pont de Nemours and Company, a diversified chemical and petroleum products company, where he was responsible for planning information system initiatives. Earlier he was with DuPont Asia Pacific, Ltd. in Japan as Manager of Information Systems Planning.

     Robert A. Moran became Vice President -- Manufacturing Services in 1996 and was Vice President -- Pulp and Paper Manufacturing Services from 1992 to 1996. He was Vice President -- Manufacturing Services for the Pulp and Paper Group from 1991 and Director of Planning and Development for the Pulp and Paper Group from 1988 to 1991. He also served as Assistant General Manager of the Catawba Operations during 1988.

     Michael F. Nocito became Vice President and Controller in 1993. He was Controller of the Calhoun Operations from 1992 to 1993 and Assistant Controller of the Calhoun Operations from 1988 to 1992. From 1978 to 1988 he held various positions of increasing responsibility in the Company's Finance Department.

     Wendy C. Shiba became Vice President in May 1997 and has been Secretary and Assistant General Counsel since 1993. From 1992 to 1993, she was Corporate Chair of the City of Philadelphia Law Department where she managed the Corporate Group, which was responsible for all of the City's nonlitigation legal work. She was Associate Professor of Law from 1990 to 1993 and Assistant Professor of Law from 1985 to 1990 at Temple University School of Law, where she taught subjects relating to corporate law and served as a consultant in legal writing and corporate law. Earlier she practiced corporate law in the private sector.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders
Matters

     (a) The Company's common stock, $1 par value ("Common Stock"), is listed on the New York Stock Exchange (stock symbol BOW), the Pacific Exchange, Inc., the London Stock Exchange and the Swiss Stock Exchanges. Price information with respect to the Company's Common Stock on page 45 of the Annual Report is incorporated herein by reference.

     (b) As of March 23, 1998, there were 5,099 holders of record of the Company's Common Stock.

     (c) The Company paid consecutive quarterly dividends of $.15 per share of Common Stock during 1995. The quarterly dividend was increased to $.20 per share of Common Stock effective with the dividend payable April 1, 1996. This amount was paid quarterly during the balance of 1996 and in 1997.

     Future declarations of dividends on the Company's Common Stock are discretionary with the Board of Directors, and the declaration of any such dividends will depend upon, among other things, the Company's earnings, capital requirements and financial condition. Dividends on the Common Stock may not be paid if there are any unpaid or undeclared accrued dividends on the Company's outstanding preferred stock, which currently consists of the Company's 8.40% Series C Cumulative Preferred Stock. At December 31, 1997, there were no arrearages on dividends accrued on the Company's preferred stock.

     In addition, the Company's ability to pay dividends on its preferred stock and on its Common Stock depends on its maintaining adequate net worth and compliance with the required ratio of total debt to total capital as defined in and required by the Company's current credit agreement (the "Credit Agreement"). The Credit Agreement requires the Company to maintain a minimum net worth (generally defined therein as common shareholders' equity plus any outstanding preferred stock) of $1.0 billion as of December 31, 1997. In addition, the Credit Agreement imposes a maximum 60 percent ratio of total debt to total capital (defined therein as total debt plus net worth). The Company anticipates that its new one-year committed $1 billion credit facility (see page 22 of the Annual Report) will contain substantially similar requirements. At December 31, 1997, the net worth of the Company and the ratio of total debt to total capital as defined under the Credit Agreement were $1.2 billion and 40 percent, respectively.


Item 6. Selected Financial Data

     Information regarding the Company's financial position and operating record is incorporated herein by reference to pages 40-41 of the Annual Report.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information regarding the Company's business and financial results is incorporated herein by reference to pages 19-25 of the Annual Report.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.


Item 8. Financial Statements and Supplementary Data

     The information required by Item 8 is incorporated herein by reference to pages 26-39 of the Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding the Company's directors is incorporated herein by reference to the material under the heading "Election of Directors -- Information on Nominees and Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders scheduled to be held May 20, 1998 (the "Proxy Statement"), filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     Information regarding the Company's executive officers is provided under the caption "Executive Officers of the Registrant as of March 23, 1998" on pages 6-7 of this Form 10-K.

     Information regarding Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference to the material under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


Item 11. Executive Compensation

     Information regarding executive compensation is incorporated herein by reference to the material under the headings "Election of Directors -- Information on Nominees and Directors -- Director Compensation", "Human Resources and Compensation Committee Report on Executive Compensation", "Total Shareholder Return" and "Executive Compensation" in the Proxy Statement.


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


Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Related Party Transactions" in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following are filed as a part of this Report on Form 10-K:

     (1) The following are included at the indicated page in the Annual Report and are incorporated by reference herein:



                                                                                            Page(s)
                                                                                           --------
      Consolidated Statement of Operations for Each of the Years in the Three-Year Period
        Ended December 31, 1997 ..........................................................     26
      Consolidated Balance Sheet at December 31, 1997 and 1996 ...........................     27
      Consolidated Statement of Capital Accounts for Each of the Years in the Three-Year
        Period Ended December 31, 1997 ...................................................     28
      Consolidated Statement of Cash Flows for Each of the Years in the Three-Year Period
        Ended December 31, 1997 ..........................................................     29
      Notes to Consolidated Financial Statements. ........................................  30-38
      Management's Statement of Responsibility and Independent Auditors' Report ..........     39

   (2) All financial statement schedules are omitted because they are not applicable, the amounts associated with them are immaterial, or because the required information is included in the financial statements or notes thereto.

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K):



 Exhibit No.                                                   Description
-------------   ---------------------------------------------------------------------------------------------------------
      3.1       Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit
                4.2 to the Company's Registration Statement No. 33-51569).
     3.2        Certificate of Designations of the 7% PRIDES, Series B Convertible Preferred Stock of the Company
                (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated
                February 1, 1994, File No. 1-8712 (the "February 1994 8-K")).
     3.3        Certificate of Designations of the 8.40% Series C Cumulative Preferred Stock of the Company
                (incorporated by reference to Exhibit 4.2 to the February 1994 8-K).
     3.4        Bylaws of the Company amended and restated as of July 26, 1995 (incorporated by reference to Exhibit
                3.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1995, File
                No. 1-8712 (the "September 1995 10-Q")).
  3.4.1 *       Amendment to Bylaws dated as of February 27, 1998.
     4.1        Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to the
                Company's Registration Statement No. 2-93455).
     4.2        Indenture, dated as of August 1, 1989, by and between the Company and Manufacturers Hanover Trust
                Company, as Trustee, with respect to the 9% Debentures Due 2009 (incorporated by reference to Exhibit
                4.7 to the Company's Registration Statement No. 33-61219).
     4.3        Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank,
                N.A., as Trustee, with respect to the 9 3/8% Debentures Due 2021 (incorporated by reference to Exhibit
                4.8 to the Company's Annual Report on Form 10-K for the period ending December 31, 1991, File
                No. 1-8712 (the "1991 10-K")).
     4.4        Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank,
                N.A., as Trustee, with respect to the 8 1/2% Notes Due 2001 (incorporated by reference to Exhibit 4.9 to the 1991 10-K).
     4.5        Indenture, dated as of October 15, 1992, by and between the Company and The Chase Manhattan Bank
                (N.A.) as Trustee, with respect to the 8 1/4% Notes Due 1999 (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the period ending December 31, 1992, File
                No. 1-8712 (the "1992 10-K")).
     4.6        Indenture, dated as of October 15, 1992, between the Company and The Chase Manhattan Bank (N.A.)
                as Trustee, with respect to the 9 1/2% Debentures Due 2012 (incorporated by reference to Exhibit 4.11 to the 1992 10-K).
     4.7        Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
                Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's
                8.40% Series C Cumulative Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.4 to the February 1994 8-K).
     4.8        See Exhibits 3.1, 3.3, 3.4 and 3.4.1.

Exhibit No.                                                             Description
-----------                                                            -------------
+10.1        Employment Agreement, dated as of July 20, 1994, by and between the Company and Arnold M.
             Nemirow (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for
             the period ending December 31, 1994, File No. 1-8712 (the "1994 10-K")).
+10.2        Employment Agreement, dated as of October 21, 1996, by and between the Company and Steven G.
             Lanzl (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the
             period ending December 31, 1996, File No. 1-8712 (the "1996 10-K")).
+10.3        Employment Agreement, dated as of April 1, 1995, by and between the Company and E. Patrick Duffy
             (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
             period ending March 31, 1995, File No. 1-8712).
+10.4        Form of Employment Agreement by and between the Company and each of Robert A. Moran and
             Michael F. Nocito (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form
             10-K for the period ending December 31, 1993, File No. 1-8712 (the "1993 10-K")).
+10.5        Form of Change in Control Agreement, by and between the Company and each of Edward Patrick
             Duffy, Richard F. Frisch, David G. Maffucci, Donald G. McNeil, Robert A. Moran, Arnold M. Nemirow,
             and Michael F. Nocito (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on
             Form 10-K for the period ending December 31, 1995, File No. 1-8712 (the "1995 10-K")).
+10.6        Form of Change in Control Agreement by and between the Company and each of Anthony H. Barash,
             James H. Dorton and Steven G. Lanzl (incorporated by reference to Exhibit 10.6 to the 1996 10-K).
+10.7        Employment Agreement, dated as of May 21, 1997, by and between the Company and Wendy C. Shiba
             (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
             period ending June 30, 1997, File No. 1-8712 (the "June 1997 10-Q")).
+10.8        Change in Control Agreement, dated as of May 21, 1997, by and between the Company and Wendy C.
             Shiba (incorporated by reference to Exhibit 10.2 to the June 1997 10-Q).
+10.9        Employment Agreement, dated as of June 1, 1995, by and between the Company and Richard F. Frisch
             (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
             period ending June 30, 1995, File No. 1-8712).
+10.10       Employment Agreement, dated as of August 6, 1996, by and between the Company and James H.
             Dorton (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for
             the period ending June 30, 1996, File No. 1-8712 (the "June 1996 10-Q")).
+10.11       Employment Agreement, dated as of August 1, 1997, by and between the Company and Arthur D. Fuller
             (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
             period ending September 30, 1997, File No. 1-8712 (the "September 1997 10-Q")).
+10.12       Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Arthur D.
             Fuller (incorporated by reference to Exhibit 10.2 to the September 1997 10-Q).
+10.13       Employment Agreement, dated as of November 1, 1995, by and between the Company and David G.
             Maffucci (incorporated by reference to Exhibit 10.12 to the 1995 10-K).
+10.14       Employment Agreement, dated as of March 1, 1995, by and between the Company and Donald G.
             McNeil (incorporated by reference to Exhibit 10.12 to the 1994 10-K).
+10.15       Employment Agreement, dated as of April 1, 1996, by and between the Company and Anthony H.
             Barash (incorporated by reference to Exhibit 10.14 to the 1995 10-K).
+10.16   *   Employment Agreement, dated as of August 1, 1997, by and between the Company and Richard K.
             Hamilton.
+10.17   *   Change in Control Agreement, dated as of August 1, 1997, by and between the Company and
             Richard K. Hamilton.
 +10.18      Compensatory Benefits Plan of the Company, as amended and restated as of April 30, 1991
             (incorporated by reference to Exhibit 10.8 to the 1991 10-K).
+10.18.1     Amendment, effective as of January 1, 1996, to the Compensatory Benefits Plan of the Company
             (incorporated by reference to Exhibit 10.15.1 to the 1996 10-K).
+10.18.2 *   Second Amendment, effective as of January 1, 1997, to the Compensatory Benefits Plan of the
             Company.
+10.19       Annual Bonus Plan of the Company (incorporated by reference to Exhibit 10.16 to the 1994 10-K).
+10.19.1 *   Administrative Guide to Annual Bonus Plan of the Company.
+10.20       Deferred Compensation Plan for Outside Directors of the Company, as amended and restated effective as of January 1, 1996 (incorporated by reference to Exhibit 10.18 to the 1995 10-K).
+10.20.1     Deferred Compensation Plan for Outside Directors of the Company, as amended and restated effective
             January 1, 1997 (incorporated by reference to Exhibit 10.18.1 to the 1996 10-K).
+10.21       Retirement Plan for Outside Directors of the Company, effective as of July 1, 1988 (incorporated by reference to Exhibit 10.19 to the 1995 10-K).

Exhibit No.                     Description
-----------                     ------------
+10.21.1      First Amendment to Retirement Plan for Outside Directors
              (incorporated by reference to Exhibit 10.19.1 to the 1995 10-K).
+10.21.2 *    Second Amendment to Retirement Plan for Outside Directors.
+10.22        Supplemental Benefit Plan for Designated Employees of Bowater
              Incorporated and Affiliated Companies, as amended and restated
              effective as of November 1, 1995 (incorporated by reference to
              Exhibit 10.20 to the 1995 10-K).
+10.22.1      First Amendment, dated as of March 18, 1996, to the Supplemental
              Benefit Plan for Designated Employees of Bowater Incorporated and
              Affiliated Companies (incorporated by reference to Exhibit 10.20.1 to the 1995 10-K).
+10.23        Executive Deferred Compensation Plan of the Company, effective as of July 1, 1994, and as amended as of January 1, 1995
              (incorporated by reference to Exhibit 10.29.1 to the 1994 10-K).
+10.23.1      Amendment to Executive Deferred Compensation Plan, dated as of
              November 14, 1995 (incorporated by reference to Exhibit 10.21.1 to the 1995 10-K).
+10.24        Equity Participation Rights Plan, effective as of January 17, 1996
              (incorporated by reference to Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the period ending September 30,
              1996, File No. 1-8712 (the "September 1996 10-Q")).
+10.24.1      First Amendment to Equity Participation Rights Plan, effective as of March 1, 1996 (incorporated by reference to Exhibit 10.1.1 to the September 1996 10-Q).
+10.25        1988 Stock Incentive Plan of the Company (incorporated by
              reference to the Company's Proxy Statement for 1988, File No.
              1-8712).
+10.25.1      Amendment to 1988 Stock Incentive Plan of the Company, dated as of
              August 23, 1989 (incorporated by reference to Exhibit 10.16A to the 1989 10-K).
+10.26        Benefit Plan Grantor Trust of the Company, dated as of May 20,
              1988 (incorporated by reference to Exhibit 10.17 to the 1989
              10-K).
+10.26.1      Amendment to Benefit Plan Grantor Trust, dated as of August 23,
              1989 (incorporated by reference to Exhibit 10.17A to the 1989
              10-K).
+10.26.2      Amendment Number 2 to Benefit Plan Grantor Trust, dated as of
              November 20, 1996 (incorporated by reference to Exhibit 10.24.2 to the 1996 10-K).
+10.26.3      Supplemental Agreement to Benefit Plan Grantor Trust, dated as of
              May 20, 1988 (incorporated by reference to Exhibit 10.28.2 to the
              1995 10-K).
+10.27        Form of Indemnification Agreement, by and between the Company and each of James H. Dorton, Richard F. Frisch, David G. Maffucci and
              Wendy C. Shiba (incorporated by reference to Exhibit 10.1 to the
              June 1996 10-Q).
+10.28        Executive Severance Grantor Trust of the Company, dated as of
              September 1, 1989 (incorporated by reference to Exhibit 10.18 to the 1989 10-K).
+10.28.1      Supplemental Agreement to Executive Severance Grantor Trust of the
              Company, dated as of September 1, 1989 (incorporated by reference to Exhibit 10.29.1 to the 1995 10-K).
+10.29        Outside Directors Benefit Plan Grantor Trust of the Company, dated as of September 5, 1989 (incorporated by reference to Exhibit
              10.19 to the 1989 10-K).
+10.29.1      Supplemental Agreement to Outside Directors Benefit Plan Grantor
              Trust of the Company, dated as of September 5, 1989 (incorporated by reference to Exhibit 10.30.1 to the 1995 10-K).
+10.30        Benefits Equalization Plan, dated as of August 22, 1990
              (incorporated by reference to Exhibit 10.20 to the Company's
              Annual Report on Form 10-K for the period ending December 31,
              1990, File No. 1-8712 (the "1990 10-K")).
+10.30.1      First Amendment to Bowater Incorporated Benefits Equalization
              Plan, effective as of January 1, 1996 (incorporated by reference to Exhibit 10.28.1 to the 1996 10-K).
+10.31        1992 Stock Incentive Plan (incorporated by reference to Exhibit
              10.23 to the 1991 10-K).
+10.32        Long-Term Cash Incentive Plan, dated as of January 1, 1994
              (incorporated by reference to Exhibit 10.33 to the 1995 10-K).
+10.32.1      First Amendment, dated as of March 18, 1996, to the Long-Term Cash
              Incentive Plan dated as of January 1, 1994 (incorporated by reference to Exhibit 10.33.1 to the 1995 10-K).
+10.32.2      Long-Term Cash Incentive Deferred Compensation Plan, effective as of
              September 16, 1996 (incorporated by reference to Exhibit 10.2 to the September 1996 10-Q).
+10.33        Bowater Incorporated 1997 Stock Option Plan, effective as of
              January 1, 1997, as amended and restated (incorporated by
              reference to Exhibit 10.31 to the 1996 10-K).
+10.34        Bowater Incorporated 1997-1999 Long-Term Incentive Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.32 to the 1996 10-K).
10.35         Restated Agreement, dated as of January 1, 1991, by and among the
              Company, Advance Publications, Inc. and Calhoun Newsprint Company
              (incorporated by reference to Exhibit 10.11 to the 1990 10-K).


Exhibit No.                                                  Description
-----------                                                  ------------
 10.36        Recycle Agreement, dated as of January 1, 1991, by and among the
              Company, Advance Publications, Inc., and Calhoun Newsprint Company
              (incorporated by reference to Exhibit 10.19.1 to the 1993 10-K).
 10.37        Agreement, dated as of February 21, 1963, by and between Bowater
              Canadian Limited and The Washington Post Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement
              No. 2-90172).
 10.38        Licensing Agreement, dated as of December 30, 1976, as amended, between the Company and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement
              No. 2-90172).
 10.39        Trademark Agreement, dated May 8, 1984, between the Company and
              Bowater Corporation plc (incorporated by reference to Exhibit
              10.17 to the Company's Registration Statement No. 2-90172).
 10.40 *      World-Wide Trademark Ownership, Use and Assignment Agreement,
              effective as of June 30, 1997, by and between the Company and
              Rexam plc (formerly Bowater plc).
 10.41        Credit Agreement, dated as of September 29, 1995, among the
              Company, each of the banks signatory thereto (the "Banks"), and
              The Chase Manhattan Bank (National Association), as administrative agent for the Banks (incorporated by reference to Exhibit 10.1 to the September 1995 10-Q).
 13.1 *       Copy of the Company's 1997 Annual Report to Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part hereof).
21.1 *        Subsidiaries of the registrant.
23.1 *        Consent of Independent Auditors.
27.1 *        Financial Data Schedule (electronic filing only).

---------
* Filed herewith
+ This is a management contract or compensatory plan or arrangement.
(b) None.
(c) The response to this portion of Item 14 is submitted as a separate section of this report.
(d) None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BOWATER INCORPORATED



                                        By: /s/  ARNOLD M. NEMIROW
                                           ------------------------
                                                 Arnold M. Nemirow
                                              Chairman, President and
                                              Chief Executive Officer

Date: March 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, as of March 23, 1998.



                Signature                                   Title
                ----------                                 -------
/s/  ARNOLD M. NEMIROW                    Director, Chairman, President and Chief
---------------------------------------
 Arnold M. Nemirow                         Executive Officer

/s/   DAVID G. MAFFUCCI                   Senior Vice President and Chief
---------------------------------------
 David G. Maffucci                         Financial Officer

/s/   MICHAEL F. NOCITO                   Vice President and Controller
---------------------------------------
 Michael F. Nocito

/s/   FRANCIS J. AGUILAR                  Director
---------------------------------------
 Francis J. Aguilar

/s/   H. DAVID AYCOCK                     Director
---------------------------------------
 H. David Aycock

/s/   RICHARD BARTH                       Director
---------------------------------------
 Richard Barth

/s/   KENNETH M. CURTIS                   Director
---------------------------------------
 Kenneth M. Curtis

/s/   CHARLES J. HOWARD                   Director
---------------------------------------
 Charles J. Howard

/s/   DONALD R. MELVILLE                  Director
---------------------------------------
 Donald R. Melville

/s/   JAMES L. PATE                       Director
---------------------------------------
 James L. Pate

/s/   JOHN A. ROLLS                       Director
---------------------------------------
 John A. Rolls


                               INDEX TO EXHIBITS



 Exhibit No.                                                   Description
------------                                                   -----------
    3.1         Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit
                4.2 to the Company's Registration Statement No. 33-51569).
   3.2          Certificate of Designations of the 7% PRIDES, Series B Convertible Preferred Stock of the Company
                (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated
                February 1, 1994, File No. 1-8712 (the "February 1994 8-K")).
   3.3          Certificate of Designations of the 8.40% Series C Cumulative Preferred Stock of the Company
                (incorporated by reference to Exhibit 4.2 to the February 1994 8-K).
   3.4          Bylaws of the Company amended and restated as of July 26, 1995 (incorporated by reference to Exhibit
                3.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1995, File
                No. 1-8712 (the "September 1995 10-Q")).
3.4.1 *         Amendment to Bylaws dated as of February 27, 1998.
   4.1          Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to the
                Company's Registration Statement No. 2-93455).
   4.2          Indenture, dated as of August 1, 1989, by and between the Company and Manufacturers Hanover Trust
                Company, as Trustee, with respect to the 9% Debentures Due 2009 (incorporated by reference to Exhibit
                4.7 to the Company's Registration Statement No. 33-61219).
   4.3          Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank,
                N.A., as Trustee, with respect to the 9 3/8% Debentures Due 2021 (incorporated by reference to Exhibit
                4.8 to the Company's Annual Report on Form 10-K for the period ending December 31, 1991, File
                No. 1-8712 (the "1991 10-K")).
   4.4          Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank,
                N.A., as Trustee, with respect to the 8 1/2% Notes Due 2001 (incorporated by reference to Exhibit 4.9 to the 1991 10-K).
   4.5          Indenture, dated as of October 15, 1992, by and between the Company and The Chase Manhattan Bank
                (N.A.) as Trustee, with respect to the 8 1/4% Notes Due 1999 (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the period ending December 31, 1992, File
                No. 1-8712 (the "1992 10-K")).
   4.6          Indenture, dated as of October 15, 1992, between the Company and The Chase Manhattan Bank (N.A.)
                as Trustee, with respect to the 9 1/2% Debentures Due 2012 (incorporated by reference to Exhibit 4.11 to the 1992 10-K).
   4.7          Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
                Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's
                8.40% Series C Cumulative Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.4 to the February 1994 8-K).
   4.8          See Exhibits 3.1, 3.3, 3.4 and 3.4.1.
 +10.1          Employment Agreement, dated as of July 20, 1994, by and between the Company and Arnold M.
                Nemirow (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for
                the period ending December 31, 1994, File No. 1-8712 (the "1994 10-K")).
 +10.2          Employment Agreement, dated as of October 21, 1996, by and between the Company and Steven G.
                Lanzl (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the
                period ending December 31, 1996, File No. 1-8712 (the "1996 10-K")).
 +10.3          Employment Agreement, dated as of April 1, 1995, by and between the Company and E. Patrick Duffy
                (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
                period ending March 31, 1995, File No. 1-8712).
 +10.4          Form of Employment Agreement by and between the Company and each of Robert A. Moran and
                Michael F. Nocito (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form
                10-K for the period ending December 31, 1993, File No. 1-8712 (the "1993 10-K")).
 +10.5          Form of Change in Control Agreement, by and between the Company and each of Edward Patrick
                Duffy, Richard F. Frisch, David G. Maffucci, Donald G. McNeil, Robert A. Moran, Arnold M. Nemirow,
                and Michael F. Nocito (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on
                Form 10-K for the period ending December 31, 1995, File No. 1-8712 (the "1995 10-K")).
 +10.6          Form of Change in Control Agreement by and between the Company and each of Anthony H. Barash,
                James H. Dorton and Steven G. Lanzl (incorporated by reference to Exhibit 10.6 to the 1996 10-K).

Exhibit No.                Description
-----------                ------------
+10.7          Employment Agreement, dated as of May 21, 1997, by and between the Company and Wendy C. Shiba
               (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
               period ending June 30, 1997, File No. 1-8712 (the "June 1997 10-Q")).
+10.8          Change in Control Agreement, dated as of May 21, 1997, by and between the Company and Wendy C.
               Shiba (incorporated by reference to Exhibit 10.2 to the June 1997 10-Q).
+10.9          Employment Agreement, dated as of June 1, 1995, by and between the Company and Richard F. Frisch
               (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
               period ending June 30, 1995, File No. 1-8712).
+10.10         Employment Agreement, dated as of August 6, 1996, by and between the Company and James H.
               Dorton (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for
               the period ending June 30, 1996, File No. 1-8712 (the "June 1996 10-Q")).
+10.11         Employment Agreement, dated as of August 1, 1997, by and between the Company and Arthur D. Fuller
               (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
               period ending September 30, 1997, File No. 1-8712 (the "September 1997 10-Q")).
+10.12         Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Arthur D.
               Fuller (incorporated by reference to Exhibit 10.2 to the September 1997 10-Q).
+10.13         Employment Agreement, dated as of November 1, 1995, by and between the Company and David G.
               Maffucci (incorporated by reference to Exhibit 10.12 to the 1995 10-K).
+10.14         Employment Agreement, dated as of March 1, 1995, by and between the Company and Donald G.
               McNeil (incorporated by reference to Exhibit 10.12 to the 1994 10-K).
+10.15         Employment Agreement, dated as of April 1, 1996, by and between the Company and Anthony H.
               Barash (incorporated by reference to Exhibit 10.14 to the 1995 10-K).
+10.16   *     Employment Agreement, dated as of August 1, 1997, by and between the Company and Richard K.
               Hamilton.
+10.17   *     Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Richard K. Hamilton.
+10.18         Compensatory Benefits Plan of the Company, as amended and
               restated as of April 30, 1991 (incorporated by reference to
               Exhibit 10.8 to the 1991 10-K).
+10.18.1       Amendment, effective as of January 1, 1996, to the Compensatory
               Benefits Plan of the Company (incorporated by reference to
               Exhibit 10.15.1 to the 1996 10-K).
+10.18.2  *    Second Amendment, effective as of January 1, 1997, to the
               Compensatory Benefits Plan of the Company.
+10.19         Annual Bonus Plan of the Company (incorporated by reference to
               Exhibit 10.16 to the 1994 10-K).
+10.19.1  *    Administrative Guide to Annual Bonus Plan of the Company.
+10.20         Deferred Compensation Plan for Outside Directors of the Company,
               as amended and restated effective as of January 1, 1996
               (incorporated by reference to Exhibit 10.18 to the 1995 10-K).
+10.20.1       Deferred Compensation Plan for Outside Directors of the Company,
               as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.18.1 to the 1996 10-K).
10.21          Retirement Plan for Outside Directors of the Company, effective as of July 1, 1988 (incorporated by reference to Exhibit 10.19 to the 1995 10-K).
+10.21.1        First Amendment to Retirement Plan for Outside Directors
               (incorporated by reference to Exhibit 10.19.1 to the 1995 10-K).
+10.21.2  *    Second Amendment to Retirement Plan for Outside Directors.
+10.22         Supplemental Benefit Plan for Designated Employees of Bowater
               Incorporated and Affiliated Companies, as amended and restated
               effective as of November 1, 1995 (incorporated by reference to
               Exhibit 10.20 to the 1995 10-K).
+10.22.1       First Amendment, dated as of March 18, 1996, to the Supplemental
               Benefit Plan for Designated Employees of Bowater Incorporated
               and Affiliated Companies (incorporated by reference to Exhibit
               10.20.1 to the 1995 10-K).
+10.23         Executive Deferred Compensation Plan of the Company, effective as of July 1, 1994, and as amended as of January 1, 1995
               (incorporated by reference to Exhibit 10.29.1 to the 1994
               10-K).
+10.23.1       Amendment to Executive Deferred Compensation Plan, dated as of
               November 14, 1995 (incorporated by reference to Exhibit 10.21.1 to the 1995 10-K).
+10.24         Equity Participation Rights Plan, effective as of January 17,
               1996 (incorporated by reference to Exhibit 10.1 to the
               Company's Quarterly Report on Form 10-Q for the period ending
               September 30, 1996, File No. 1-8712 (the "September 1996
               10-Q")).
+10.24.1       First Amendment to Equity Participation Rights Plan,
               effective as of March 1, 1996 (incorporated by reference to
               Exhibit 10.1.1 to the September 1996 10-Q).


Exhibit No.                                                             Description
-----------                                                             ------------


+10.25        1988 Stock Incentive Plan of the Company (incorporated by
              reference to the Company's Proxy Statement for 1988, File No.
              1-8712).
+10.25.1      Amendment to 1988 Stock Incentive Plan of the Company, dated as of
              August 23, 1989 (incorporated by reference to Exhibit 10.16A to the 1989 10-K).
+10.26        Benefit Plan Grantor Trust of the Company, dated as of May 20,
              1988 (incorporated by reference to Exhibit 10.17 to the 1989
              10-K).
+10.26.1      Amendment to Benefit Plan Grantor Trust, dated as of August 23,
              1989 (incorporated by reference to Exhibit 10.17A to the 1989
              10-K).
+10.26.2      Amendment Number 2 to Benefit Plan Grantor Trust, dated as of
              November 20, 1996 (incorporated by reference to Exhibit 10.24.2 to the 1996 10-K).
+10.26.3      Supplemental Agreement to Benefit Plan Grantor Trust, dated as of
              May 20, 1988 (incorporated by reference to Exhibit 10.28.2 to the
              1995 10-K).
+10.27        Form of Indemnification Agreement, by and between the Company and each of James H. Dorton, Richard F. Frisch, David G. Maffucci and
              Wendy C. Shiba (incorporated by reference to Exhibit 10.1 to the
              June 1996 10-Q).
+10.28        Executive Severance Grantor Trust of the Company, dated as of
              September 1, 1989 (incorporated by reference to Exhibit 10.18 to the 1989 10-K).
+10.28.1      Supplemental Agreement to Executive Severance Grantor Trust of the
              Company, dated as of September 1, 1989 (incorporated by reference to Exhibit 10.29.1 to the 1995 10-K).
+10.29        Outside Directors Benefit Plan Grantor Trust of the Company, dated as of September 5, 1989 (incorporated by reference to Exhibit
              10.19 to the 1989 10-K).
+10.29.1      Supplemental Agreement to Outside Directors Benefit Plan Grantor
              Trust of the Company, dated as of September 5, 1989 (incorporated by reference to Exhibit 10.30.1 to the 1995 10-K).
+10.30        Benefits Equalization Plan, dated as of August 22, 1990
              (incorporated by reference to Exhibit 10.20 to the Company's
              Annual Report on Form 10-K for the period ending December 31,
              1990, File No. 1-8712 (the "1990 10-K")).
+10.30.1      First Amendment to Bowater Incorporated Benefits Equalization
              Plan, effective as of January 1, 1996 (incorporated by reference to Exhibit 10.28.1 to the 1996 10-K).
+10.31        1992 Stock Incentive Plan (incorporated by reference to Exhibit
              10.23 to the 1991 10-K).
+10.32        Long-Term Cash Incentive Plan, dated as of January 1, 1994
              (incorporated by reference to Exhibit 10.33 to the 1995 10-K).
+10.32.1      First Amendment, dated as of March 18, 1996, to the Long-Term Cash
              Incentive Plan dated as of January 1, 1994 (incorporated by reference to Exhibit 10.33.1 to the 1995 10-K).
+10.32.2      Long-Term Cash Incentive Deferred Compensation Plan, effective as of September 16, 1996 (incorporated by reference to Exhibit 10.2 to the September 1996 10-Q).
+10.33        Bowater Incorporated 1997 Stock Option Plan, effective as of
              January 1, 1997, as amended and restated (incorporated by
              reference to Exhibit 10.31 to the 1996 10-K).
+10.34        Bowater Incorporated 1997-1999 Long-Term Incentive Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.32 to the 1996 10-K).
10.35         Restated Agreement, dated as of January 1, 1991, by and among the
              Company, Advance Publications, Inc. and Calhoun Newsprint Company
              (incorporated by reference to Exhibit 10.11 to the 1990 10-K).
10.36         Recycle Agreement, dated as of January 1, 1991, by and among the
              Company, Advance Publications, Inc., and Calhoun Newsprint Company
              (incorporated by reference to Exhibit 10.19.1 to the 1993 10-K).
10.37         Agreement, dated as of February 21, 1963, by and between Bowater
              Canadian Limited and The Washington Post Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement
              No. 2-90172).
 10.38        Licensing Agreement, dated as of December 30, 1976, as amended, between the Company and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement
              No. 2-90172).
 10.39        Trademark Agreement, dated May 8, 1984, between the Company and
              Bowater Corporation plc (incorporated by reference to Exhibit
              10.17 to the Company's Registration Statement No. 2-90172).
 10.40*       World-Wide Trademark, Ownership, Use and Assignment Agreement,
              effective as of June 30, 1997, by and between the Company and
              Rexam plc (formerly Bowater plc).
 10.41        Credit Agreement, dated as of September 29, 1995, among the
              Company, each of the banks signatory thereto (the "Banks"), and
              The Chase Manhattan Bank (National Association), as administrative agent for the Banks (incorporated by reference to Exhibit 10.1 to the September 1995 10-Q).
 13.1 *       Copy of the Company's 1997 Annual Report to Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part hereof).
21.1 *        Subsidiaries of the registrant.
23.1 *        Consent of Independent Auditors.


Exhibit No.                         Description
-----------                         -----------
  27.1 *        Financial Data Schedule (electronic filing only).

---------
* Filed herewith
+ This is a management contract or compensatory plan or arrangement.