Form 10-K/A
period 1997-12-31
BOWATER INC
filed 1998-04-24
CIK 743368

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                  FORM 10-K/A

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997COMMISSION FILE NO. 1-8712


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K):







 Exhibit No.                                                   Description
-------------   ---------------------------------------------------------------------------------------------------------
    3.1         Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit
                4.2 to the Company's Registration Statement No. 33-51569).
    3.2         Certificate of Designations of the 7% PRIDES, Series B Convertible Preferred Stock of the Company
                (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated
                February 1, 1994, File No. 1-8712 (the "February 1994 8-K")).
    3.3         Certificate of Designations of the 8.40% Series C Cumulative Preferred Stock of the Company
                (incorporated by reference to Exhibit 4.2 to the February 1994 8-K).
    3.4         Bylaws of the Company amended and restated as of July 26, 1995 (incorporated by reference to Exhibit
                3.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1995, File
                No. 1-8712 (the "September 1995 10-Q")).
  3.4.1         Amendment to Bylaws dated as of February 27, 1998.
    4.1         Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to the
                Company's Registration Statement No. 2-93455).
    4.2         Indenture, dated as of August 1, 1989, by and between the Company and Manufacturers Hanover Trust
                Company, as Trustee, with respect to the 9% Debentures Due 2009 (incorporated by reference to Exhibit
                4.7 to the Company's Registration Statement No. 33-61219).
    4.3         Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank,
                N.A., as Trustee, with respect to the 9 3/8% Debentures Due 2021 (incorporated by reference to Exhibit
                4.8 to the Company's Annual Report on Form 10-K for the period ending December 31, 1991, File
                No. 1-8712 (the "1991 10-K")).
    4.4         Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank,
                N.A., as Trustee, with respect to the 8 1/2% Notes Due 2001 (incorporated by reference to Exhibit 4.9 to the 1991 10-K).
    4.5         Indenture, dated as of October 15, 1992, by and between the Company and The Chase Manhattan Bank
                (N.A.) as Trustee, with respect to the 8 1/4% Notes Due 1999 (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the period ending December 31, 1992, File
                No. 1-8712 (the "1992 10-K")).
    4.6         Indenture, dated as of October 15, 1992, between the Company and The Chase Manhattan Bank (N.A.)
                as Trustee, with respect to the 9 1/2% Debentures Due 2012 (incorporated by reference to Exhibit 4.11 to the 1992 10-K).
    4.7         Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
                Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's
                8.40% Series C Cumulative Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.4 to the February 1994 8-K).

Exhibit No.                                                             Description
------------------------   -----------------------------------------------------------------------------------------------------
    4.8         See Exhibits 3.1, 3.3, 3.4 and 3.4.1.
  +10.1         Employment Agreement, dated as of July 20, 1994, by and between the Company and Arnold M. Nemirow
                (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the period ending December 31, 1994, File No. 1-8712 (the "1994 10-K")).
  +10.2         Employment Agreement, dated as of October 21, 1996, by and between the Company and Steven G. Lanzl
                (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the period ending December 31, 1996, File No. 1-8712 (the "1996 10-K")).
  +10.3         Employment Agreement, dated as of April 1, 1995, by and between the Company and E. Patrick Duffy
                (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1995, File No. 1-8712).
  +10.4         Form of Employment Agreement by and between the Company and each of Robert A. Moran and Michael F. Nocito
                (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the period ending December 31, 1993, File No. 1-8712 (the "1993 10-K")).
  +10.5         Form of Change in Control Agreement, by and between the Company and each of Edward Patrick Duffy, Richard
                F. Frisch, David G. Maffucci, Donald G. McNeil, Robert A. Moran, Arnold M. Nemirow, and Michael F. Nocito
                (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ending December 31, 1995, File No. 1-8712 (the "1995 10-K")).
  +10.6         Form of Change in Control Agreement by and between the Company and each of Anthony H. Barash, James H.
                Dorton and Steven G. Lanzl (incorporated by reference to Exhibit 10.6 to the 1996 10-K).
  +10.7         Employment Agreement, dated as of May 21, 1997, by and between the Company and Wendy C. Shiba
                (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1997, File No. 1-8712 (the "June 1997 10-Q")).
  +10.8         Change in Control Agreement, dated as of May 21, 1997, by and between the Company and Wendy C. Shiba
                (incorporated by reference to Exhibit 10.2 to the June 1997 10-Q).
  +10.9         Employment Agreement, dated as of June 1, 1995, by and between the Company and Richard F. Frisch
                (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1995, File No. 1-8712).
  +10.10        Employment Agreement, dated as of August 6, 1996, by and between the Company and James H. Dorton
                (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1996, File No. 1-8712 (the "June 1996 10-Q")).
  +10.11        Employment Agreement, dated as of August 1, 1997, by and between the Company and Arthur D. Fuller
                (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1997, File No. 1-8712 (the "September 1997 10-Q")).
  +10.12        Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Arthur D. Fuller
                (incorporated by reference to Exhibit 10.2 to the September 1997 10-Q).
  +10.13        Employment Agreement, dated as of November 1, 1995, by and between the Company and David G. Maffucci
                (incorporated by reference to Exhibit 10.12 to the 1995 10-K).
  +10.14        Employment Agreement, dated as of March 1, 1995, by and between the Company and Donald G. McNeil
                (incorporated by reference to Exhibit 10.12 to the 1994 10-K).
  +10.15        Employment Agreement, dated as of April 1, 1996, by and between the Company and Anthony H. Barash
                (incorporated by reference to Exhibit 10.14 to the 1995 10-K).
  +10.16        Employment Agreement, dated as of August 1, 1997, by and between the Company and Richard K. Hamilton.
  +10.17        Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Richard K.
                Hamilton.
  +10.18        Compensatory Benefits Plan of the Company, as amended and restated as of April 30, 1991 (incorporated by reference to Exhibit 10.8 to the 1991 10-K).
  +10.18.1      Amendment, effective as of January 1, 1996, to the Compensatory Benefits Plan of the Company
                (incorporated by reference to Exhibit 10.15.1 to the 1996 10-K).
  +10.18.2      Second Amendment, effective as of January 1, 1997, to the Compensatory Benefits Plan of the Company.
  +10.19        Annual Bonus Plan of the Company (incorporated by reference to Exhibit 10.16 to the 1994 10-K).
  +10.19.1      Administrative Guide to Annual Bonus Plan of the Company.
  +10.20        Deferred Compensation Plan for Outside Directors of the Company, as amended and restated effective as of
                January 1, 1996 (incorporated by reference to Exhibit 10.18 to the 1995 10-K).
  +10.20.1      Deferred Compensation Plan for Outside Directors of the Company, as amended and restated effective
                January 1, 1997 (incorporated by reference to Exhibit 10.18.1 to the 1996 10-K).
  +10.21        Retirement Plan for Outside Directors of the Company, effective as of July 1, 1988 (incorporated by reference to Exhibit 10.19 to the 1995 10-K).

Exhibit No.                                                           Description
---------------------- ---------------------------------------------------------------------------------------------------------
  +10.21.1      First Amendment to Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.19.1 to the 1995 10-K).
  +10.21.2      Second Amendment to Retirement Plan for Outside Directors.
  +10.22        Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as
                amended and restated effective as of November 1, 1995 (incorporated by reference to Exhibit 10.20 to the
                1995 10-K).
  +10.22.1      First Amendment, dated as of March 18, 1996, to the Supplemental Benefit Plan for Designated Employees of
                Bowater Incorporated and Affiliated Companies (incorporated by reference to Exhibit 10.20.1 to the 1995
                10-K).
  +10.23        Executive Deferred Compensation Plan of the Company, effective as of July 1, 1994, and as amended as of
                January 1, 1995 (incorporated by reference to Exhibit 10.29.1 to the 1994 10-K).
  +10.23.1      Amendment to Executive Deferred Compensation Plan, dated as of November 14, 1995 (incorporated by reference to Exhibit 10.21.1 to the 1995 10-K).
  +10.24        Equity Participation Rights Plan, effective as of January 17, 1996 (incorporated by reference to Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1996, File No.
                1-8712 (the "September 1996 10-Q")).
  +10.24.1      First Amendment to Equity Participation Rights Plan, effective as of March 1, 1996 (incorporated by reference to Exhibit 10.1.1 to the September 1996 10-Q).
  +10.25        1988 Stock Incentive Plan of the Company (incorporated by reference to the Company's Proxy Statement for
                1988, File No. 1-8712).
  +10.25.1      Amendment to 1988 Stock Incentive Plan of the Company, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to the 1989 10-K).
  +10.26        Benefit Plan Grantor Trust of the Company, dated as of May 20, 1988 (incorporated by reference to Exhibit
                10.17 to the 1989 10-K).
  +10.26.1      Amendment to Benefit Plan Grantor Trust, dated as of August 23, 1989 (incorporated by reference to
                Exhibit 10.17A to the 1989 10-K).
  +10.26.2      Amendment Number 2 to Benefit Plan Grantor Trust, dated as of November 20, 1996 (incorporated by reference to Exhibit 10.24.2 to the 1996 10-K).
  +10.26.3      Supplemental Agreement to Benefit Plan Grantor Trust, dated as of May 20, 1988 (incorporated by reference to Exhibit 10.28.2 to the 1995 10-K).
  +10.27        Form of Indemnification Agreement, by and between the Company and each of James H. Dorton, Richard F.
                Frisch, David G. Maffucci and Wendy C. Shiba (incorporated by reference to Exhibit 10.1 to the June 1996
                10-Q).
  +10.28        Executive Severance Grantor Trust of the Company, dated as of September 1, 1989 (incorporated by reference to Exhibit 10.18 to the 1989 10-K).
  +10.28.1      Supplemental Agreement to Executive Severance Grantor Trust of the Company, dated as of September 1, 1989
                (incorporated by reference to Exhibit 10.29.1 to the 1995 10-K).
  +10.29        Outside Directors Benefit Plan Grantor Trust of the Company, dated as of September 5, 1989 (incorporated by reference to Exhibit 10.19 to the 1989 10-K).
  +10.29.1      Supplemental Agreement to Outside Directors Benefit Plan Grantor Trust of the Company, dated as of
                September 5, 1989 (incorporated by reference to Exhibit 10.30.1 to the 1995 10-K).
  +10.30        Benefits Equalization Plan, dated as of August 22, 1990 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the period ending December 31, 1990, File No. 1-8712 (the
                "1990 10-K")).
  +10.30.1      First Amendment to Bowater Incorporated Benefits Equalization Plan, effective as of January 1, 1996
                (incorporated by reference to Exhibit 10.28.1 to the 1996 10-K).
  +10.31        1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the 1991 10-K).
  +10.32        Long-Term Cash Incentive Plan, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.33 to the 1995 10-K).
  +10.32.1      First Amendment, dated as of March 18, 1996, to the Long-Term Cash Incentive Plan dated as of January 1,
                1994 (incorporated by reference to Exhibit 10.33.1 to the 1995 10-K).
  +10.32.2      Long-Term Cash Incentive Deferred Compensation Plan, effective as of September 16, 1996 (incorporated by reference to Exhibit 10.2 to the September 1996 10-Q).
  +10.33        Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated
                (incorporated by reference to Exhibit 10.31 to the 1996 10-K).
  +10.34        Bowater Incorporated 1997-1999 Long-Term Incentive Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.32 to the 1996 10-K).
   10.35        Restated Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc. and
                Calhoun Newsprint Company (incorporated by reference to Exhibit 10.11 to the 1990 10-K).

Exhibit No.                                                  Description
-------------   -----------------------------------------------------------------------------------------------------
  10.36         Recycle Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications,
                Inc., and Calhoun Newsprint Company (incorporated by reference to Exhibit 10.19.1 to the 1993 10-K).
  10.37         Agreement, dated as of February 21, 1963, by and between Bowater Canadian Limited and The
                Washington Post Company (incorporated by reference to Exhibit 10.12 to the Company's Registration
                Statement No. 2-90172).
  10.38         Licensing Agreement, dated as of December 30, 1976, as amended, between the Company and Bowater
                Industries plc (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement
                No. 2-90172).
  10.39         Trademark Agreement, dated May 8, 1984, between the Company and Bowater Corporation plc
                (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 2-90172).
  10.40         World-Wide Trademark Ownership, Use and Assignment Agreement, effective as of June 30, 1997, by and between the Company and Rexam plc (formerly Bowater plc).
  10.41         Credit Agreement, dated as of September 29, 1995, among the Company, each of the banks signatory thereto (the "Banks"), and The Chase Manhattan Bank (National Association), as administrative agent for the Banks (incorporated by reference to Exhibit 10.1 to the September 1995 10-Q).
  13.1          Copy of the Company's 1997 Annual Report to Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part hereof).
  21.1          Subsidiaries of the registrant.
  23.1          Consent of Independent Auditors.
  27.1*         Amended and Restated Financial Data Schedule (electronic filing only).


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


                                        BOWATER INCORPORATED




                                        By: /s/  MICHAEL F. NOCITO
                                           ------------------------------------
                                                 Michael F. Nocito
                                              Vice President and Controller



Date: April 24, 1998

                               INDEX TO EXHIBITS





 Exhibit No.                                                   Description
-------------   ---------------------------------------------------------------------------------------------------------
    3.1         Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit
                4.2 to the Company's Registration Statement No. 33-51569).
    3.2         Certificate of Designations of the 7% PRIDES, Series B Convertible Preferred Stock of the Company
                (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated
                February 1, 1994, File No. 1-8712 (the "February 1994 8-K")).
    3.3         Certificate of Designations of the 8.40% Series C Cumulative Preferred Stock of the Company
                (incorporated by reference to Exhibit 4.2 to the February 1994 8-K).
    3.4         Bylaws of the Company amended and restated as of July 26, 1995 (incorporated by reference to Exhibit
                3.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1995, File
                No. 1-8712 (the "September 1995 10-Q")).
    3.4.1       Amendment to Bylaws dated as of February 27, 1998.
    4.1         Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to the
                Company's Registration Statement No. 2-93455).
    4.2         Indenture, dated as of August 1, 1989, by and between the Company and Manufacturers Hanover Trust
                Company, as Trustee, with respect to the 9% Debentures Due 2009 (incorporated by reference to Exhibit
                4.7 to the Company's Registration Statement No. 33-61219).
    4.3         Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank,
                N.A., as Trustee, with respect to the 9 3/8% Debentures Due 2021 (incorporated by reference to Exhibit
                4.8 to the Company's Annual Report on Form 10-K for the period ending December 31, 1991, File
                No. 1-8712 (the "1991 10-K")).
    4.4         Indenture, dated as of December 1, 1991, by and between the Company and Marine Midland Bank,
                N.A., as Trustee, with respect to the 8 1/2% Notes Due 2001 (incorporated by reference to Exhibit 4.9 to the 1991 10-K).
    4.5         Indenture, dated as of October 15, 1992, by and between the Company and The Chase Manhattan Bank
                (N.A.) as Trustee, with respect to the 8 1/4% Notes Due 1999 (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the period ending December 31, 1992, File
                No. 1-8712 (the "1992 10-K")).
    4.6         Indenture, dated as of October 15, 1992, between the Company and The Chase Manhattan Bank (N.A.)
                as Trustee, with respect to the 9 1/2% Debentures Due 2012 (incorporated by reference to Exhibit 4.11 to the 1992 10-K).
    4.7         Deposit Agreement, dated as of February 1, 1994, by and among the Company, Trust Company Bank, as
                Depositary, and the holders from time to time of the Depositary Receipts relating to the Company's
                8.40% Series C Cumulative Preferred Stock, together with form of Depositary Receipt (incorporated by reference to Exhibit 4.4 to the February 1994 8-K).
    4.8         See Exhibits 3.1, 3.3, 3.4 and 3.4.1.
  +10.1         Employment Agreement, dated as of July 20, 1994, by and between the Company and Arnold M.
                Nemirow (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for
                the period ending December 31, 1994, File No. 1-8712 (the "1994 10-K")).
  +10.2         Employment Agreement, dated as of October 21, 1996, by and between the Company and Steven G.
                Lanzl (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the
                period ending December 31, 1996, File No. 1-8712 (the "1996 10-K")).
  +10.3         Employment Agreement, dated as of April 1, 1995, by and between the Company and E. Patrick Duffy
                (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
                period ending March 31, 1995, File No. 1-8712).
  +10.4         Form of Employment Agreement by and between the Company and each of Robert A. Moran and
                Michael F. Nocito (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form
                10-K for the period ending December 31, 1993, File No. 1-8712 (the "1993 10-K")).
  +10.5         Form of Change in Control Agreement, by and between the Company and each of Edward Patrick
                Duffy, Richard F. Frisch, David G. Maffucci, Donald G. McNeil, Robert A. Moran, Arnold M. Nemirow,
                and Michael F. Nocito (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on
                Form 10-K for the period ending December 31, 1995, File No. 1-8712 (the "1995 10-K")).
  +10.6         Form of Change in Control Agreement by and between the Company and each of Anthony H. Barash,
                James H. Dorton and Steven G. Lanzl (incorporated by reference to Exhibit 10.6 to the 1996 10-K).

Exhibit No.                                                           Description
---------------------- ---------------------------------------------------------------------------------------------------------
  +10.7         Employment Agreement, dated as of May 21, 1997, by and between the Company and Wendy C. Shiba
                (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1997, File No. 1-8712 (the "June 1997 10-Q")).
  +10.8         Change in Control Agreement, dated as of May 21, 1997, by and between the Company and Wendy C. Shiba
                (incorporated by reference to Exhibit 10.2 to the June 1997 10-Q).
  +10.9         Employment Agreement, dated as of June 1, 1995, by and between the Company and Richard F. Frisch
                (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1995, File No. 1-8712).
  +10.10        Employment Agreement, dated as of August 6, 1996, by and between the Company and James H. Dorton
                (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1996, File No. 1-8712 (the "June 1996 10-Q")).
  +10.11        Employment Agreement, dated as of August 1, 1997, by and between the Company and Arthur D. Fuller
                (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1997, File No. 1-8712 (the "September 1997 10-Q")).
  +10.12        Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Arthur D. Fuller
                (incorporated by reference to Exhibit 10.2 to the September 1997 10-Q).
  +10.13        Employment Agreement, dated as of November 1, 1995, by and between the Company and David G. Maffucci
                (incorporated by reference to Exhibit 10.12 to the 1995 10-K).
  +10.14        Employment Agreement, dated as of March 1, 1995, by and between the Company and Donald G. McNeil
                (incorporated by reference to Exhibit 10.12 to the 1994 10-K).
  +10.15        Employment Agreement, dated as of April 1, 1996, by and between the Company and Anthony H. Barash
                (incorporated by reference to Exhibit 10.14 to the 1995 10-K).
  +10.16        Employment Agreement, dated as of August 1, 1997, by and between the Company and Richard K. Hamilton.
  +10.17        Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Richard K.
                Hamilton.
  +10.18        Compensatory Benefits Plan of the Company, as amended and restated as of April 30, 1991 (incorporated by reference to Exhibit 10.8 to the 1991 10-K).
  +10.18.1      Amendment, effective as of January 1, 1996, to the Compensatory Benefits Plan of the Company
                (incorporated by reference to Exhibit 10.15.1 to the 1996 10-K).
  +10.18.2      Second Amendment, effective as of January 1, 1997, to the Compensatory Benefits Plan of the Company.
  +10.19        Annual Bonus Plan of the Company (incorporated by reference to Exhibit 10.16 to the 1994 10-K).
  +10.19.1      Administrative Guide to Annual Bonus Plan of the Company.
  +10.20        Deferred Compensation Plan for Outside Directors of the Company, as amended and restated effective as of
                January 1, 1996 (incorporated by reference to Exhibit 10.18 to the 1995 10-K).
  +10.20.1      Deferred Compensation Plan for Outside Directors of the Company, as amended and restated effective
                January 1, 1997 (incorporated by reference to Exhibit 10.18.1 to the 1996 10-K).
  +10.21        Retirement Plan for Outside Directors of the Company, effective as of July 1, 1988 (incorporated by reference to Exhibit 10.19 to the 1995 10-K).
  +10.21.1      First Amendment to Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.19.1 to the 1995 10-K).
  +10.21.2      Second Amendment to Retirement Plan for Outside Directors.
  +10.22        Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as
                amended and restated effective as of November 1, 1995 (incorporated by reference to Exhibit 10.20 to the
                1995 10-K).
  +10.22.1      First Amendment, dated as of March 18, 1996, to the Supplemental Benefit Plan for Designated Employees of
                Bowater Incorporated and Affiliated Companies (incorporated by reference to Exhibit 10.20.1 to the 1995
                10-K).
  +10.23        Executive Deferred Compensation Plan of the Company, effective as of July 1, 1994, and as amended as of
                January 1, 1995 (incorporated by reference to Exhibit 10.29.1 to the 1994 10-K).
  +10.23.1      Amendment to Executive Deferred Compensation Plan, dated as of November 14, 1995 (incorporated by reference to Exhibit 10.21.1 to the 1995 10-K).
  +10.24        Equity Participation Rights Plan, effective as of January 17, 1996 (incorporated by reference to Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1996, File No.
                1-8712 (the "September 1996 10-Q")).
  +10.24.1      First Amendment to Equity Participation Rights Plan, effective as of March 1, 1996 (incorporated by reference to Exhibit 10.1.1 to the September 1996 10-Q).

Exhibit No.                                                            Description
------------------------ -------------------------------------------------------------------------------------------------------
  +10.25        1988 Stock Incentive Plan of the Company (incorporated by reference to the Company's Proxy Statement for
                1988, File No. 1-8712).
  +10.25.1      Amendment to 1988 Stock Incentive Plan of the Company, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to the 1989 10-K).
  +10.26        Benefit Plan Grantor Trust of the Company, dated as of May 20, 1988 (incorporated by reference to Exhibit
                10.17 to the 1989 10-K).
  +10.26.1      Amendment to Benefit Plan Grantor Trust, dated as of August 23, 1989 (incorporated by reference to
                Exhibit 10.17A to the 1989 10-K).
  +10.26.2      Amendment Number 2 to Benefit Plan Grantor Trust, dated as of November 20, 1996 (incorporated by reference to Exhibit 10.24.2 to the 1996 10-K).
  +10.26.3      Supplemental Agreement to Benefit Plan Grantor Trust, dated as of May 20, 1988 (incorporated by reference to Exhibit 10.28.2 to the 1995 10-K).
  +10.27        Form of Indemnification Agreement, by and between the Company and each of James H. Dorton, Richard F.
                Frisch, David G. Maffucci and Wendy C. Shiba (incorporated by reference to Exhibit 10.1 to the June 1996
                10-Q).
  +10.28        Executive Severance Grantor Trust of the Company, dated as of September 1, 1989 (incorporated by reference to Exhibit 10.18 to the 1989 10-K).
  +10.28.1      Supplemental Agreement to Executive Severance Grantor Trust of the Company, dated as of September 1, 1989
                (incorporated by reference to Exhibit 10.29.1 to the 1995 10-K).
  +10.29        Outside Directors Benefit Plan Grantor Trust of the Company, dated as of September 5, 1989 (incorporated by reference to Exhibit 10.19 to the 1989 10-K).
  +10.29.1      Supplemental Agreement to Outside Directors Benefit Plan Grantor Trust of the Company, dated as of
                September 5, 1989 (incorporated by reference to Exhibit 10.30.1 to the 1995 10-K).
  +10.30        Benefits Equalization Plan, dated as of August 22, 1990 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the period ending December 31, 1990, File No. 1-8712 (the
                "1990 10-K")).
  +10.30.1      First Amendment to Bowater Incorporated Benefits Equalization Plan, effective as of January 1, 1996
                (incorporated by reference to Exhibit 10.28.1 to the 1996 10-K).
  +10.31        1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the 1991 10-K).
  +10.32        Long-Term Cash Incentive Plan, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.33 to the 1995 10-K).
  +10.32.1      First Amendment, dated as of March 18, 1996, to the Long-Term Cash Incentive Plan dated as of January 1,
                1994 (incorporated by reference to Exhibit 10.33.1 to the 1995 10-K).
  +10.32.2      Long-Term Cash Incentive Deferred Compensation Plan, effective as of September 16, 1996 (incorporated by reference to Exhibit 10.2 to the September 1996 10-Q).
  +10.33        Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated
                (incorporated by reference to Exhibit 10.31 to the 1996 10-K).
  +10.34        Bowater Incorporated 1997-1999 Long-Term Incentive Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.32 to the 1996 10-K).
  10.35         Restated Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc. and
                Calhoun Newsprint Company (incorporated by reference to Exhibit 10.11 to the 1990 10-K).
  10.36         Recycle Agreement, dated as of January 1, 1991, by and among the Company, Advance Publications, Inc., and
                Calhoun Newsprint Company (incorporated by reference to Exhibit 10.19.1 to the 1993 10-K).
  10.37         Agreement, dated as of February 21, 1963, by and between Bowater Canadian Limited and The Washington Post
                Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 2-90172).
  10.38         Licensing Agreement, dated as of December 30, 1976, as amended, between the Company and Bowater
                Industries plc (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No.
                2-90172).
  10.39         Trademark Agreement, dated May 8, 1984, between the Company and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 2-90172).
  10.40         World-Wide Trademark, Ownership, Use and Assignment Agreement, effective as of June 30, 1997, by and between the Company and Rexam plc (formerly Bowater plc).
  10.41         Credit Agreement, dated as of September 29, 1995, among the Company, each of the banks signatory thereto
                (the "Banks"), and The Chase Manhattan Bank (National Association), as administrative agent for the Banks
                (incorporated by reference to Exhibit 10.1 to the September 1995 10-Q).
  13.1          Copy of the Company's 1997 Annual Report to Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part hereof).

Exhibit No.                                   Description
-------------   -----------------------------------------------------------------------
  21.1          Subsidiaries of the registrant.
  23.1          Consent of Independent Auditors.
  27.1*         Amended and Restated Financial Data Schedule (electronic filing only).


---------
* Filed herewith
+ This is a management contract or compensatory plan or arrangement.