Form 10-Q
period 1998-03-31
BOWATER INC
filed 1998-05-15
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1998
                                --------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number              1-8712

                              BOWATER INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                       62-0721803
                    --------                       ----------
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)          Identification No.)


           55 East Camperdown Way, P.O. Box 1028, Greenville, SC 29602
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (864) 271-7733
                                 --------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1998.

               Class                    Outstanding at May 6, 1998
               -----                    --------------------------

      Common Stock, $1.00 Par Value         40,562,019 Shares

                              BOWATER INCORPORATED
                              --------------------

                                    I N D E X



                                                                    Page
                                                                   Number
                                                                  --------

  PART I   FINANCIAL INFORMATION

         1.  Financial Statements:

                  Consolidated Balance Sheet at March 31, 1998,
                  and December 31, 1997                                3

                  Consolidated Statement of Operations for the Three Months Ended March 31, 1998, and
                       March 31, 1997                                  4

                  Consolidated Statement of Capital Accounts
                  for the Three Months Ended March 31, 1998            5

                  Consolidated Statement of Cash Flows for the
                  Three Months Ended March 31, 1998, and
                  March 31, 1997                                       6

                  Notes to Consolidated Financial Statements           7-8

            2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         9-13


  PART II   OTHER INFORMATION

            6.  Exhibits and Reports on Form 8-K                       14


  SIGNATURES                                                           15


                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (UNAUDITED, IN THOUSANDS)



                                                     March 31,         December 31,
                                                        1998               1997
                                                   ---------------    ----------------
                         ASSETS
Current assets:
  Cash and cash equivalents                             $ 339,647           $ 228,688
  Marketable securities                                    90,687             176,834
  Accounts receivable, net                                194,047             190,594
  Inventories                                             114,118             105,514
  Other current assets (Note 2)                            34,608              16,745
                                                   ---------------    ----------------
    Total current assets                                  773,107             718,375
                                                   ---------------    ----------------

Timber and timberlands                                    382,964             394,039
Fixed assets, net                                       1,543,673           1,554,529
Other assets                                               79,261              78,855
                                                   ---------------    ----------------
                                                       $2,779,005          $2,745,798
                                                   ===============    ================
                 LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt                  $ 1,796             $ 1,800
  Accounts payable and accrued liabilities                174,537             168,327
  Income taxes payable                                     22,110              15,861
  Dividends payable                                         8,634               8,663
                                                   ---------------    ----------------
    Total current liabilities                             207,077             194,651
                                                   ---------------    ----------------

Long-term debt, net of current installments               756,658             757,100
Other long-term liabilities                               166,975             169,510
Deferred income taxes                                     351,937             345,166
Minority interests in subsidiaries (Note 3)               118,175             125,206
Commitments and contingencies (Note 4)                          -                   -

Shareholders' equity:
   Series C cumulative preferred stock                     25,465              25,465
   Common stock                                            45,120              44,928
   Additional paid-in capital                             570,268             563,096
   Retained earnings                                      733,115             716,961
   Accumulated other comprehensive income                 (15,439)            (15,449)
   Loan to ESOT                                            (4,075)             (4,536)
   Treasury stock, at cost                               (176,271)           (176,300)
                                                   ---------------    ----------------
    Total shareholders' equity                          1,178,183           1,154,165
                                                   ---------------    ----------------
                                                       $2,779,005          $2,745,798
                                                   ===============    ================


          See accompanying notes to consolidated financial statements.



                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                                            Three Months Ended
                                                                  ------------------------------------
                                                                     March 31,            March 31,
                                                                       1998                 1997
                                                                  ---------------      ---------------
Sales                                                                  $ 411,690            $ 379,705
Distribution costs                                                        28,516               31,198
                                                                  ---------------      ---------------
    Net sales                                                            383,174              348,507
Cost of sales                                                            274,394              280,514
Depreciation, amortization and cost of timber harvested                   45,152               42,649
                                                                  ---------------      ---------------
    Gross profit                                                          63,628               25,344
Selling and administrative expense                                        17,294               15,221
                                                                  ---------------      ---------------
    Operating income                                                      46,334               10,123

Other expense / (income):
  Interest income                                                         (6,534)              (5,293)
  Interest expense, net of capitalized interest                           16,584               16,818
  Gain on sale of timberlands (Note 5)                                   (21,019)                 (11)
  Other, net (Note 2)                                                      4,424                  275
                                                                  ---------------      ---------------
                                                                          (6,545)              11,789
                                                                  ---------------      ---------------

    Income/(loss) before income taxes and minority interests              52,879               (1,666)

Provision for income taxes (Note 6)                                       20,094                 (617)
Minority interests in net income/(loss) of subsidiaries                    7,998                 (735)
                                                                  ---------------      ---------------

    Net income/(loss)                                                     24,787                 (314)

Other comprehensive income/(loss), net of tax: (Note 7)
  Foreign currency translation adjustments                                    10                 (590)
                                                                  ---------------      ---------------
    Comprehensive income/(loss)                                         $ 24,797               $ (904)
                                                                  ===============      ===============


Basic earnings/(loss) per common share (Note 8):                          $ 0.60              $ (0.03)
                                                                  ===============      ===============

Average common shares outstanding                                         40,401               40,278
                                                                  ===============      ===============


Diluted earnings/(loss) per common share (Note 8):                        $ 0.59              $ (0.03)
                                                                  ===============      ===============

Average common and common equivalent shares outstanding                   41,034               40,278
                                                                  ===============      ===============


          See accompanying notes to consolidated financial statements.



                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                        THREE MONTHS ENDED MARCH 31, 1998
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                        Series C
                                                       Cumulative                   Additional
                                                        Preferred         Common      Paid in        Retained
                                                          Stock            Stock      Capital        Earnings
                                                      ---------------------------------------------------------
 Balance at December 31, 1997                              $ 25,465     $ 44,928     $ 563,096      $ 716,961

Net income                                                        -            -             -         24,787

Dividends on common stock ($.20 per share)                        -            -             -         (8,078)

Dividends on Series C preferred stock
($2.10 per share)                                                 -            -             -           (555)

Common stock issued for exercise of stock options                 -          192         5,110              -

Tax benefit on exercise of stock options                          -            -         2,061              -

Reduction in loan to ESOT                                         -            -             -              -

Treasury stock used for employee benefit
   and dividend reinvestment plans                                -            -             1              -

Foreign currency translation                                      -            -             -              -
                                                      =========================================================
 Balance at March 31, 1998                                 $ 25,465     $ 45,120     $ 570,268      $ 733,115
                                                      =========================================================




                                                        Accumulated
                                                           Other
                                                       Comprehensive      Loan to      Treasury
                                                           Income          ESOT          Stock
                                                   ----------------------------------------------
 Balance at December 31, 1997                              $ (15,449)   $ (4,536)    $ (176,300)

Net income                                                         -           -              -

Dividends on common stock ($.20 per share)                         -           -               -

Dividends on Series C preferred stock
($2.10 per share)                                                  -           -               -

Common stock issued for exercise of stock options                  -           -               -

Tax benefit on exercise of stock options                           -           -               -

Reduction in loan to ESOT                                          -         461               -

Treasury stock used for employee benefit
   and dividend reinvestment plans                                 -           -              29

Foreign currency translation                                      10           -               -
                                                   ==============================================
 Balance at March 31, 1998                                 $ (15,439)   $ (4,075)     $ (176,271)
                                                   ==============================================


          See accompanying notes to consolidated financial statements.



                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                            Three Months Ended
                                                                                       ------------------------------
                                                                                        March 31,         March 31,
                                                                                          1998              1997
                                                                                       ------------      ------------
Cash flows from operating activities:
Net income/(loss)                                                                        $  24,787         $    (314)
Adjustments to reconcile net income/(loss)  to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested                                     45,152            42,649
Deferred income taxes                                                                        3,686              (184)
Minority interests                                                                           7,998              (735)
Gain from sale of timberlands (Note 5)                                                     (21,019)              (11)
Change in working capital:
  Accounts receivable, net                                                                  (3,453)           12,657
  Inventories                                                                               (8,604)            6,554
  Accounts payable and accrued liabilities (Note 9)                                          8,489           (35,016)
  Income taxes payable                                                                       9,908            (1,630)
Other, net                                                                                   5,509              (967)
                                                                                       ------------      ------------
          Net cash from operating activities                                                72,453            23,003
                                                                                       ------------      ------------

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands                                      (37,103)          (23,572)
Disposition of fixed assets, timber and timberlands (Note 5)                                30,946               857
Maturities/(investments) of marketable securities and option contracts, net (Note 2)        63,409           106,652
                                                                                       ------------      ------------
          Net cash from investing activities                                                57,252            83,937
                                                                                       ------------      ------------

Cash flows from financing activities:
Cash dividends, including minority interests (Note 3)                                      (24,048)          (29,840)
Purchase of common stock (Note 10)                                                               -           (57,244)
Payments of long-term debt                                                                    (461)             (443)
Stock options exercised                                                                      5,302             6,558
Other                                                                                           461              440
                                                                                       ------------      ------------
          Net cash used for financing activities                                           (18,746)          (80,529)
                                                                                       ------------      ------------

Net increase in cash and cash equivalents                                                  110,959            26,411

Cash and cash equivalents at beginning of year                                             228,688            85,259
                                                                                       ------------      ------------
Cash and cash equivalents at end of period                                               $ 339,647         $ 111,670
                                                                                       ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, net of capitalized interest                                                  $ (12,998)        $ (12,711)
  Income taxes                                                                           $ (6,500)         $ (1,197)


          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company). The consolidated balance sheets, and statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

 2. During the first quarter of 1998, the Company purchased options on the Canadian dollar at a cost of $22.7 million to hedge its pending acquisition of Avenor Inc. On March 31, 1998, the Company adjusted the cost to fair market value resulting in a pre-tax charge of $4.3 million, or $.07 per diluted share after tax.

3. During the first quarter of 1998, the Board of Directors of Calhoun Newsprint Company (CNC) declared a $31.4 million dividend. As a result, $15.4 million was paid to the minority shareholder. In the first quarter of 1997, $19.6 million was paid to the minority shareholder.

4. The Company is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, and other matters. The Company's management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.

     During the first quarter of 1998, the Company entered into several significant asset acquisition transactions. See "Pending Transactions" on page 12 of this Form 10-Q for information concerning these transactions.

 5. During the first quarter of 1998, the Company sold approximately 26,000 acres of non-strategic timberlands resulting in a pre-tax gain of $21 million, or $.16 per diluted share, after tax and minority interest.

6. The effective tax rates for the first quarter of 1998 and 1997 were 38 and 37 percent, respectively.

7. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires the disclosure of comprehensive income items (which include net income and certain changes in shareholders' equity) in the Consolidated Statement of Operations. These additional disclosures do not have an impact on the Company's results of operations or financial condition.

8. The calculations of basic and diluted earnings per share for the three months ended March 31, 1998, are based on net income and include a deduction of $.6 million for Series C preferred stock dividends. In 1997, the calculations included a deduction of $1.0 million for the dividend requirements of the Company's LIBOR and Series C preferred stock and the amortization of the difference between the net proceeds from the LIBOR preferred stock and its mandatory redemption value.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


9. During the first quarter of 1997, the Company paid $19.9 million of the $25.4 million accrued for an incentive compensation plan established in 1994. The remainder was paid in the second quarter of 1997.

10 During the first quarter of 1997, the Company purchased 1.4 million shares of common stock at a cost of $57.2 million, completing the stock repurchase program authorized in February 1996. Since the beginning of the program, 4 million shares were purchased at a total cost of $156 million. In November 1997, under a new stock repurchase program, 220,000 shares of common stock were purchased at a cost of $9.6 million.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------



                                     SUMMARY
                                     -------

The Company reported 1998 first quarter earnings of $25 million, or $.59 per diluted share. This compares to a net loss of $.3 million, or $.03 per diluted share in the first quarter of 1997 and net income of $30 million, or $.72 per diluted share in the fourth quarter of 1997. Included in net income for the first quarter of 1998 was a gain on the sale of timberlands of $7 million after tax and minority interest, or $.16 per diluted share and an after-tax charge of $3 million, or $.07 per diluted share, relating to the market value adjustment of a currency hedge associated with the Company's pending acquisition of Avenor Inc. ("Avenor"). First quarter 1998 net sales were $383 million, compared to $349 million for the first quarter of 1997 and $401 million for the fourth quarter of 1997.


PRODUCT LINE INFORMATION:
(Unaudited, $ in thousands)

                                                Three Months Ended
                                         --------------------------------
                                            March 31,         March 31,
                                              1998              1997
                                         -------------- -----------------
Net sales:
   Newsprint                                $  183,450        $  167,111
   Coated groundwood
                                                97,298            73,315
   Directory paper
                                                43,814            49,616
   Market pulp
                                                42,675            44,185
   Uncoated groundwood specialties
                                                 9,061            11,520
   Lumber and other wood products
                                                35,392            33,958
   Distribution costs
                                              (28,516)          (31,198)
                                         ============== =================
                                            $  383,174        $  348,507
                                         ============== =================

Operating income                            $   46,334        $   10,123
                                         ============== =================

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                      ------------------------------------
                of Financial Condition and Results of Operations
                ------------------------------------------------


            Three Months Ended March 31, 1998, versus March 31, 1997
            --------------------------------------------------------

For the first quarter of 1998, the Company's operating income of $46 million increased $36 million compared to the first quarter of 1997. Higher average transaction prices for the Company's newsprint and coated paper products, partially offset by lower market pulp prices and lower newsprint shipments, caused operating income to increase.

                            Product Line Information
                            ------------------------

Although all Company operations are grouped in a single segment, market and operating trends are discussed by major product. In general, the Company's products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, and fluctuations in exchange rates.
     The information provided in the following product line discussions concerning market and industry conditions was obtained from the following sources: the Newspaper Association of America; the Canadian Pulp and Paper Association; the American Forest & Paper Association; and the Media Industry Newsletter and Random Lengths Yardstick publications. This information is provided to enhance the reader's understanding of the Company's financial results and the conditions under which these results were achieved.

Newsprint - The Company's newsprint average transaction price in the first quarter of 1998 was 15 percent higher than the same period last year, while shipments were 5 percent lower. The increase in the average quarter price was mainly a result of higher U.S. consumption throughout 1997, which allowed the Company to implement two price increases during 1997. The decrease in shipments was primarily in the export market, which was negatively affected by the weak Asian economy. Comparing the first quarter of 1998 to the first quarter of 1997, total U.S. newsprint consumption and consumption of newsprint by U.S. daily newspapers increased. Ad lineage for U.S. daily newspapers also increased. At the end of the first quarter of 1998, U.S. daily newspapers' newsprint inventory increased compared to the same time last year, while North American mill inventories decreased. Many newsprint consumers increased inventory in the first quarter of 1998, anticipating further increases in newsprint prices. In the first quarter of 1998, the Company announced a $40 per metric ton domestic price increase effective April 1, based on the favorable market conditions. This price increase is currently being implemented.

Coated Groundwood - The Company's coated groundwood average transaction price in the first quarter of 1998 was 26 percent higher than the first quarter of 1997 and 9 percent higher than the prior quarter. Favorable market conditions in 1997 allowed the Company to increase prices several times during that year. Tonnage shipments for the first quarter of 1998 also improved, increasing 5 percent compared to the first quarter of 1997. In the first quarter of 1998, strong consumption and moderate inventory levels continued from the previous year. U.S. coated groundwood shipments were slightly lower in the first quarter of 1998 compared to the same period last year, while magazine advertising pages increased. U.S. coated groundwood mill inventory levels also improved, decreasing significantly from the first quarter of 1997. In the first quarter of 1998, the Company was able to implement a price increase of up to $60 per ton due to the favorable supply/demand balance.

Directory Paper - The Company's average transaction price for directory paper decreased 5 percent in the first quarter of 1998 compared to the first quarter of 1997, and was relatively unchanged from the fourth quarter of 1997. Shipments were lower comparing the first quarter periods. In 1997, consumption in the directory paper market decreased due to conservation measures, which caused prices to fall. In the first quarter of 1998, although conditions generally remained the same, prices in the spot market increased slightly. The Company's shipments are based on contracts, and as a result, spot market price increases may not affect the Company's selling prices until future periods.

Market Pulp - The Company's market pulp average transaction price for the first quarter of 1998 decreased 4 percent compared to the first quarter of last year, while it declined 16 percent compared to the fourth quarter of last year. The Company's shipments were relatively the same comparing the first quarter of this year to the same period last year,

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                      ------------------------------------
                of Financial Condition and Results of Operations
                ------------------------------------------------


but were significantly higher compared to the fourth quarter of 1997. In the fourth quarter of 1997, the devaluation of Asian currencies negatively affected pulp consumption and pricing in the export market. This trend began to reverse in the first quarter of 1998 as NORSCAN (U.S., Canada, Finland, Norway and Sweden producers) inventory levels of market pulp decreased in each of the first three months of 1998 compared to year-end 1997 levels. Levels at the end of the first quarter of 1998 were also significantly lower compared to the end of the first quarter of 1997. NORSCAN shipments of market pulp decreased slightly in the first quarter of 1998 compared to the year ago period. Several U.S. producers have announced an increase in export prices of $50 per metric ton effective June 1.

Lumber - The average transaction price for the Company's lumber products decreased 10 percent in the first quarter of 1998 compared to the year ago period, while the Company's shipment levels were approximately the same. Lumber prices decreased in the first quarter of 1998 compared to the latter half of 1997, as supply continued to outpace demand. In 1997, U.S. lumber production exceeded orders, even though U.S. consumption was at record levels. In 1998, U.S. lumber consumption is expected to decline from the high levels of 1997 due to lower housing starts and a decline in the repair and remodeling markets.

                  Cost of Sales and Other Income and Expenses
                  -------------------------------------------

Cost of sales decreased $6 million or 2 percent in the first quarter of 1998 compared to the first quarter of last year. This decrease was due to lower shipments of pulp and paper products in the first quarter of 1998, partially offset by slightly higher manufacturing costs due to the weather and repairs. Comparing the same periods, selling and administrative expenses increased $2 million or 14 percent, primarily due to higher professional and consulting fees incurred in connection with the analyses of various acquisition opportunities. Interest expense for the first quarter of 1998 compared to the same period last year was approximately the same, while interest income increased due to higher average investment balances. In the first quarter of 1998, the Company sold approximately 26,000 acres of non-strategic timberlands resulting in a pre-tax gain of $21 million. Also in the first quarter of 1998, the Company purchased options on the Canadian dollar at a cost of $23 million to hedge its pending acquisition of Avenor. On March 31, 1998, the Company adjusted the cost of the option contracts to fair market value, which resulted in a pre-tax charge of $4 million. This amount is included on the line item entitled "Other, net" in the Consolidated Statement of Operations. The net book value of $19 million is included on the line item entitled "Other current assets" in the Consolidated Balance Sheet.
     The Company's effective tax rate for the first quarter of 1998 was 38 percent versus 37 percent in the prior year first quarter. This increase was due to higher state and foreign taxes.

                        Liquidity and Capital Resources
                        -------------------------------

The Company's cash, cash equivalents, and marketable securities balance on March 31, 1998, totaled $430 million compared to $406 million on December 31, 1997, and $350 million on March 31, 1997. Aside from cash flow from operations and capital expenditures, the Company had three other significant cash transactions since December 31, 1997. These included: the sale of 26,000 acres of non-strategic timberlands with proceeds of $31 million, the purchase of currency options on the Canadian dollar for $23 million to hedge the Company's pending acquisition of Avenor, and a $15 million dividend payment to the minority shareholder of CNC.

Cash from Operating Activities:
During the first three months of 1998, the Company's operations generated $72 million of cash compared to $23 million of cash during the first three months of 1997, an increase of $49 million. This increase was primarily the result of an increase in operating income of $36 million, a favorable change in working capital (excluding taxes) of $12 million, and higher interest income of $2 million (due to higher average investment balances outstanding in 1998). These increases were partially offset by higher taxes paid of $5 million due to the higher level of income in the first quarter of 1998 versus the first quarter of 1997.

Cash from Investing Activities:
Cash flow from investing activities in the first three months of 1998 of $57 million was $27 million lower than the first three months of last year. Capital expenditures for the first three months of

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                      ------------------------------------
                of Financial Condition and Results of Operations
                ------------------------------------------------


1998 were $14 million higher compared to the first three months of 1997, due mainly to the modernization of the Calhoun, Tenn., newsprint facility. The Company expects total capital expenditures for 1998 to approximate $250 million, without regard to the pending acquisition of Avenor.

In the first three months of 1998, the Company sold 26,000 acres of non-strategic timberlands resulting in proceeds of $31 million. The Company's Forest Products Division periodically reviews timberland holdings and makes decisions to sell certain non-strategic tracts.

In the first three months of 1998, $63 million of net cash flow was from the maturity of marketable securities versus $107 million in the first three months of 1997. Included in the 1998 amount is a cash outflow of $23 million for the purchase of currency options on the Canadian dollar to hedge the Company's pending acquisition of Avenor.

Cash from Financing Activities:
Cash flow used for financing activities was $62 million lower in the first three months of 1998 compared to the year ago period. The majority of this decrease was due to the repurchase of 1.4 million common shares at a cost of $57 million in the first quarter of 1997. In the first quarter of 1998, no common shares were repurchased under the Company's new stock repurchase program, which was announced in November 1997. Also in the first quarter of 1998, a $15 million dividend was paid to the minority shareholder of CNC, while $20 million was paid in the same period last year.

                              Pending Transactions
                              --------------------

     On March 9, 1998, the Company signed a definitive agreement by which it will acquire through its subsidiaries all of the outstanding shares of Avenor common stock for approximately C$35 per share (U.S.$24.67 per share as of March
9). The purchase price, including assumed debt, is approximately C$3.5 billion (U.S.$2.5 billion as of March 9). The combination has been approved by the Boards of Directors of both companies and is subject to the approval of the shareholders of Avenor and appropriate regulatory authorities. In addition, the issuance of the Company's common stock in the transaction is subject to approval of the Company's shareholders. If such approval by the Company's shareholders is not obtained (and certain other conditions have not occurred), the Company has agreed to pay Avenor a termination fee of C$70 million. In certain other circumstances if the Avenor Board of Directors withdraws its recommendation of the transaction or an alternate proposal to acquire Avenor has been made by a third party and the transaction does not close, Avenor would be obligated to pay the Company C$70 million.
     The transaction will be financed through a combination of cash, additional debt and common stock. The maximum number of shares of Avenor common stock that may be exchanged for cash may not exceed 60 percent (subject to adjustment for dissenting shares) and could be as low as 50 percent. Conversely, the maximum number of shares of Avenor common stock that can be exchanged for equity could be as much as 50 percent, but not less than 40 percent. The Company anticipates using its existing cash reserves and a new $1 billion credit facility to fund the cash portion of the transaction. The Company intends to sell Avenor's uncoated freesheet mill and pulp mill in Dryden, Ontario, and expects to use a substantial portion of the proceeds to repay debt.
     Avenor is an international forest products company that manufactures newsprint, pulp, uncoated freesheet paper and wood products. In 1997, its net sales were C$2.0 billion, and at December 31, 1997, its total assets were C$2.7 billion. If the acquisition is consummated, the Company will double its annual newsprint and groundwood paper making capacity and become a major producer of market pulp, making it the second largest newsprint producer in the world and the third largest market pulp producer in North America.
     In January 1998, the company announced that it was in negotiations to acquire a significant interest in the Daebul Newsprint Mill owned by Halla Pulp & Paper Co. Ltd. ("Halla"), which is part of the Halla Group of Seoul, Korea. The Korean mill, which is located on the southwest coast of South Korea, started up in late 1996 and has an annual production capacity of approximately 250,000 metric tonnes of recycled newsprint for the Korean and other Asian markets. In April 1998, the Company signed an agreement with Halla to acquire the Daebul Newsprint Mill. Completion of the transaction is subject to the satisfaction of several conditions, including the elimination of the mill's indebtedness and approval by the shareholders of Halla and by appropriate Korean regulatory

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                      ------------------------------------
                of Financial Condition and Results of Operations
                ------------------------------------------------

authorities. The Company anticipates that the transaction will be completed within two months and currently expects that the final purchase price will be in the range of $205 million to $210 million.
     Also in January 1998, the company announced its plan to invest approximately $220 million to modernize its East Millinocket, Maine, pulp and paper mill. The plan encompasses a new thermomechanical pulp mill facility, modernization of two paper machines, which produce newsprint and directory paper, and other improvements to the site's energy and electrical systems. Although the project will not increase the company's paper making capacity, it is expected to reduce operating costs and improve productivity. Construction is anticipated to begin in early 1999 and take up to two years to complete. The Company also announced its intention to seek a buyer for its Millinocket, Maine, paper mill, which no longer meets the Company's long-term objectives. This facility includes four paper machines and related assets. During the course of marketing the Millinocket properties, Bowater received unsolicited expressions of interest in purchasing all of Bowater's properties located in the State of Maine (which includes the Millinocket mill, a mill located in East Millinocket, a hydroelectric facility, a sawmill and two million acres of timberlands). Bowater does not intend to enter into discussions with respect to these inquiries during the pendency of the Avenor transaction.

                                 Credit Facility
                                 ---------------

In March 1998, the Company received a commitment letter from the Chase Manhattan Bank to provide and syndicate a new $1 billion credit facility. This new facility will replace the Company's current $150 million credit facility and will have two separate components; a $650 million, 364 day facility and a $350 million, five year facility. Borrowings under the facilities will incur interest based, at the option of the Company, on specified market interest rates plus a margin tied to the credit rating of the Company's long-term debt. The new facility will be subject to customary terms and is expected to close in May 1998.

                              Year 2000 Compliance
                              --------------------

Since 1990, the Company has reengineered its major internally developed software programs. During this effort, the Company examined potential problems arising from the inability of certain application software programs to recognize the year 2000. A formal review of all internally developed software was completed in 1997. No major problems were encountered.
     In addition, all major third-party licensed application software programs have been reviewed and are either compliant or have released a compliant version to which the Company will migrate in 1998. The costs associated with these projects are currently expected to be less than $1 million. The Company continues to review all other manufacturing equipment systems, as well as third parties with whom it contracts business. Although the results of these reviews are not yet complete, the Company does not expect the costs associated with these projects to have a material adverse effect on its results of operations or financial condition.

                              Accounting Standards
                              --------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires a public company to disclose financial information about its reportable operating segments. Reportable operating segments are to be determined on a basis consistent with that used for internal management reporting. The company will adopt this standard for the year ended 1998. It will not have an impact on the company's results of operations or financial condition.
     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This standard revises the required annual disclosures for pensions and other postretirement benefits. The Company will adopt this standard for the year ended 1998. It will not have an impact on the Company's results of operations or financial condition.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------



Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K):

         Exhibit No.       Description
         -----------       -----------

          2.1 Amended and Restated Arrangement Agreement dated as of March 9, 1998, by and between the Company and Avenor Inc.

         27.1              Financial Data Schedule (electronic filing only).


         (b) The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K as follows:

                  On March 19, 1998, A Current Report on Form 8-K, reporting under Item 5 (Other Events) the issuance of a press release announcing the signing of the definitive arrangement agreement between Bowater Incorporated and Avenor Inc.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BOWATER INCORPORATED

                                        By   /s/  David G. Maffucci
                                             ----------------------
                                             David G. Maffucci
                                             Senior Vice President and
                                             Chief Financial Officer



                                        By   /s/  Michael F. Nocito
                                             ----------------------
                                             Michael F. Nocito
                                             Vice President and Controller



Dated: May 15, 1998

                                INDEX TO EXHIBITS
                                -----------------



Exhibit No.       Description
-----------       -----------


     2.1 Amended and Restated Arrangement Agreement dated as of March 9, 1998, by and between the Company and Avenor Inc.

    27.1   Financial Data Schedule (electronic filing only).