Form 10-Q
period 1998-06-30
BOWATER INC
filed 1998-08-14
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number              1-8712

                              BOWATER INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 62-0721803
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

           55 East Camperdown Way, P.O. Box 1028, Greenville, SC 29602
           -----------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                                 (864) 271-7733
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 1998.

                         Class                 Outstanding at August 3, 1998
                         -----                 -----------------------------

             Common Stock, $1.00 Par Value             52,864,086 Shares

                              BOWATER INCORPORATED

                                    I N D E X


                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
  PART I   FINANCIAL INFORMATION

           1.  Financial Statements:

                     Consolidated Balance Sheet at June 30, 1998,
                     and December 31, 1997                                                                    3

                     Consolidated Statement of Operations for the Three and Six
                     Months Ended June 30, 1998, and
                     June 30, 1997                                                                            4

                     Consolidated Statement of Capital Accounts
                     for the Six Months Ended June 30, 1998                                                   5

                     Consolidated Statement of Cash Flows for the
                     Six Months Ended June 30, 1998, and
                     June 30, 1997                                                                            6

                     Notes to Consolidated Financial Statements                                              7-8

           2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                                 9-14


  PART II   OTHER INFORMATION

           6.  Exhibits and Reports on Form 8-K                                                             15-16


SIGNATURES                                                                                                   17

PART I
                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (Unaudited, in thousands)


                                                                                     June 30,               December 31,
                                                                                       1998                     1997
                                                                                  ----------------        -----------------
                             ASSETS
Current assets:
  Cash and cash equivalents                                                           $   420,484              $   228,688
  Marketable securities                                                                    25,351                  176,834
  Accounts receivable, net                                                                200,955                  190,594
  Inventories                                                                             104,851                  105,514
  Other current assets                                                                     16,612                   16,745
                                                                                  ----------------        -----------------
    Total current assets                                                                  768,253                  718,375
                                                                                  ----------------        -----------------

Timber and timberlands                                                                    382,073                  394,039
Fixed assets, net                                                                       1,541,681                1,554,529
Other assets                                                                               80,210                   78,855
                                                                                  ----------------        -----------------
                                                                                      $ 2,772,217              $ 2,745,798
                                                                                  ================        =================
                     LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt                                              $     1,796              $     1,800
  Accounts payable and accrued liabilities                                                175,141                  168,327
  Income taxes payable                                                                      7,726                   15,861
  Dividends payable                                                                         8,668                    8,663
                                                                                  ----------------        -----------------
    Total current liabilities                                                             193,331                  194,651
                                                                                  ----------------        -----------------

Long-term debt, net of current installments                                               756,205                  757,100
Other long-term liabilities                                                               169,151                  169,510
Deferred income taxes                                                                     348,712                  345,166
Minority interests in subsidiaries (Note 2)                                               115,936                  125,206
Commitments and contingencies (Note 3)                                                          -                        -

Shareholders' equity:
   Series C cumulative preferred stock                                                     25,465                   25,465
   Common stock                                                                            45,168                   44,928
   Additional paid-in capital                                                             571,947                  563,096
   Retained earnings                                                                      743,338                  716,961
   Accumulated other comprehensive income/(loss)                                          (17,179)                 (15,449)
   Loan to ESOT                                                                            (3,608)                  (4,536)
   Treasury stock, at cost                                                               (176,249)                (176,300)
                                                                                  ----------------        -----------------
    Total shareholders' equity                                                          1,188,882                1,154,165
                                                                                  ----------------        -----------------
                                                                                      $ 2,772,217              $ 2,745,798
                                                                                  ================        =================



          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited, in thousands except per share amounts)


                                                                    Three Months Ended               Six Months Ended
                                                         ------------------------------------  ------------------------------------
                                                             June 30,           June 30,           June 30,           June 30,
                                                               1998               1997               1998               1997
                                                         -----------------   ----------------  -----------------   ----------------
Sales                                                           $ 423,908          $ 385,332          $ 835,598          $ 765,037
Distribution Costs                                                 28,145             28,990             56,661             60,188
                                                         -----------------   ----------------  -----------------   ----------------
    Net Sales                                                     395,763            356,342            778,937            704,849
Cost of sales                                                     280,379            272,259            554,773            552,773
Depreciation, amortization and cost of timber harvested            43,133             41,069             88,285             83,718
                                                         -----------------   ----------------  -----------------   ----------------
    Gross profit                                                   72,251             43,014            135,879             68,358
Selling and administrative expense                                 13,793             19,824             31,087             35,045
                                                         -----------------   ----------------  -----------------   ----------------
    Operating income                                               58,458             23,190            104,792             33,313

Other expense / (income):
  Interest income                                                  (6,196)            (4,853)           (12,730)           (10,146)
  Interest expense, net of capitalized interest                    16,667             16,761             33,251             33,579
  Gain on sale of timberlands (Note 4)                                (48)               (12)           (21,067)               (23)
  Other, net (Note 5)                                              16,664               (770)            21,088               (495)
                                                         -----------------   ----------------  -----------------   ----------------
                                                                   27,087             11,126             20,542             22,915
                                                         -----------------   ----------------  -----------------   ----------------

Income before income taxes and minority interests                  31,371             12,064             84,250             10,398

Provision for income taxes (Note 6)                                11,922              4,465             32,016              3,848
Minority interests in net income/(loss) of subsidiaries               560                503              8,558               (232)
                                                         -----------------   ----------------  -----------------   ----------------

Net income                                                         18,889              7,096             43,676              6,782

Other comprehensive income/(loss), net of tax: (Note 7)
  Foreign currency translation adjustments                         (1,740)               198             (1,730)              (392)
                                                         -----------------   ----------------  -----------------   ----------------

Comprehensive income                                            $  17,149          $   7,294          $  41,946          $   6,390
                                                         =================   ================  =================   ================

Basic earnings per common share - (Note 8):                     $    0.45          $    0.16          $    1.05          $    0.12
                                                         =================   ================  =================   ================


Average common shares outstanding                                  40,551             40,677             40,470             40,497
                                                         =================   ================  =================   ================

Diluted earnings per common share (Note 8):                     $    0.44          $    0.16          $    1.03          $    0.12
                                                         =================   ================  =================   ================


Average common and common equivalent shares outstanding            41,268             40,707             41,156             40,551
                                                         =================   ================  =================   ================




          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                         Six Months Ended June 30, 1998
               (Unaudited, in thousands except per share amounts)

                                                 Series C                                        Accumulated
                                                Cumulative              Additional                  Other
                                                 Preferred    Common     Paid in    Retained    Comprehensive   Loan to    Treasury
                                                   Stock       Stock     Capital    Earnings    Income/(Loss)    ESOT        Stock
                                                   -----       -----     -------    --------    -------------    ----        -----
  Balance at December 31, 1997                    $25,465    $44,928    $563,096    $716,961      $(15,449)    $(4,536)   $(176,300)

  Net income                                         -          -           -         43,676         -              -           -

  Dividends on common stock ($.40 per share)         -          -           -        (16,189)        -              -           -

  Dividends on preferred stock:
    Series C ($4.20 per share)                       -          -           -         (1,110)        -              -           -

  Common stock issued for exercise of stock
    options                                          -           240       6,271        -            -              -           -

  Tax benefit on exercise of stock options           -          -          2,568        -            -              -           -

  Reduction in loan to ESOT                          -          -           -           -            -              928         -

  Treasury stock used for employee benefit
    and dividend reinvestment plans                  -          -             12        -            -              -            51

  Foreign currency translation                       -          -           -           -           (1,730)         -           -
                                                ------------------------------------------------------------------------------------
  Balance at June 30, 1998                        $25,465    $45,168    $571,947    $743,338      $(17,179)    $(3,608)   $(176,249)
                                                  ========   ========   =========   =========     =========    ========   ==========



          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                    Six Months Ended
                                                                             --------------------------------
                                                                               June 30,           June 30,
                                                                                 1998               1997
                                                                             -------------      -------------
Cash flows from operating activities:
Net income                                                                      $  43,676          $   6,782
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested                            88,285             83,718
Deferred income taxes                                                               3,168               (319)
Minority interests                                                                  8,558               (232)
Gain from sale of timberlands (Note 4)                                            (21,067)               (23)
Writedown of Canadian exchange options (Note 5)                                    22,326                  -
Change in working capital:
  Accounts receivable, net                                                        (10,361)             8,451
  Inventories                                                                         663             20,481
  Accounts payable and accrued liabilities (Note 9)                                 4,497            (28,426)
  Income taxes payable                                                             (5,876)           (13,717)
Other, net                                                                         (1,634)            (2,482)
                                                                             -------------      -------------
          Net cash from operating activities                                      132,235             74,233
                                                                             -------------      -------------

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands                             (73,226)           (45,829)
Disposition of fixed assets, timber and timberlands (Note 4)                       31,681              2,342
Cash invested in option contracts (Note 5)                                        (22,738)                 -
Cash from maturities of marketable securities, net                                151,483             87,115
                                                                             -------------      -------------
          Net cash from investing activities                                       87,200             43,628
                                                                             -------------      -------------

Cash flows from financing activities:
Cash dividends, including minority interests (Note 2)                             (34,141)           (38,805)
Purchase of common stock (Note 10)                                                      -            (57,244)
Payments of long-term debt                                                           (936)              (884)
Stock options exercised                                                             6,511             13,032
Redemption of LIBOR preferred stock (Note 11)                                           -            (25,000)
Other                                                                                 927                884
                                                                             -------------      -------------
          Net cash used for financing activities                                  (27,639)          (108,017)
                                                                             -------------      -------------

Net increase in cash and cash equivalents                                         191,796              9,844

Cash and cash equivalents at beginning of year                                    228,688             85,259
                                                                             -------------      -------------
Cash and cash equivalents at end of period                                      $ 420,484          $  95,103
                                                                             =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest, net of capitalized interest                                         $ (34,100)         $ (33,087)
  Income taxes                                                                  $ (34,724)         $ (17,883)





          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company) as of June 30, 1998. The acquisition of Avenor Inc. and the Daebul newsprint mill in South Korea, both which closed during the month of July, are not reflected in these accounts. The consolidated balance sheets, and statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

2. During the first six months of 1998, the Board of Directors of Calhoun Newsprint Company (CNC) declared dividends totaling $34.4 million. As a result, $16.9 million was paid to the minority shareholder. A primary source of cash for these dividends came as a result of a sale of approximately 26,000 acres of timberlands (See Note 4). In the first six months of 1997, $19.6 million was paid to the minority shareholder.

3. The Company is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, and other matters. The Company periodically reviews the status of these proceedings with both inside and outside counsel. The Company's management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.

4. During the first quarter of 1998, the Company sold approximately 26,000 acres of non-strategic timberlands resulting in a pre-tax gain of $21 million, or $.16 per diluted share, after tax and minority interest.

5. During the first quarter of 1998, the Company purchased options on the Canadian dollar at a cost of $22.7 million to hedge the acquisition of Avenor Inc. During the first and second quarters, the Company adjusted the cost of these options to fair market value resulting in pre-tax charges to the first and second quarters of 1998 of $4.3 million and $18 million or $.07 and $.28 per diluted share, respectively. In addition, during the second quarter of 1998, the Company closed out Korean won foreign exchange contracts resulting in a pre-tax gain of $2.6 million or $.04 per diluted share.

         From June 30, 1998 to July 10, 1998, the Company entered into a series of Canadian foreign exchange contracts totaling US$800 million to purchase the major portion of Canadian dollars that the Company expected to deliver at the closing of the Avenor transaction on July 24, 1998.

6. The effective tax rates for the second quarter of 1998 and 1997 were 38 and 37 percent, respectively.

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

8. The calculations of basic and diluted earnings per share for the three and six months ended June 30, 1998, included deductions of $.6 million and $1.1 million, respectively, for Series C preferred stock dividends. For the three and six months ended June 30, 1997, the calculations included deductions of $.7 million and $1.8 million for the dividend requirements of the Company's LIBOR and Series C preferred stock and the amortization of the difference between the net proceeds from the LIBOR preferred stock and its mandatory redemption value.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


9. In February 1997, the Company paid $25.4 million for an incentive compensation plan established in 1994.

10. During the first quarter of 1997, the Company purchased 1.4 million shares of common stock at a cost of $57.2 million, completing the stock repurchase program authorized in February 1996. Since the beginning of the program, 4 million shares were purchased at a total cost of $156 million. In November 1997, under a new stock repurchase program, 220,000 shares of common stock were purchased at a cost of $9.6 million.

11. On May 12, 1997, the Company redeemed for cash all of the remaining outstanding shares of LIBOR Preferred Stock, Series A, at its par value of $50 per share.

12.      SUBSEQUENT EVENTS

         On July 16, 1998, the Company completed the purchase of the Daebul newsprint mill in South Korea for approximately $201 million and pre-paid a majority of the current accounts payable for approximately $22 million. The Company utilized its existing cash reserves to fund the acquisition. The investment was recorded at cost.

         On July 24, 1998, the Company completed its acquisition of Avenor Inc., a Canadian pulp and paper company. The total purchase price, including assumed debt, totaled $2.37 billion (C$3.54 billion). The Company utilized its existing cash reserves of $168.0 million and $625.0 million of its new $1 billion credit facility to fund the cash portion of the transaction. The Company also issued 12.3 million common shares and its indirect wholly owned subsidiary, Bowater Canada Inc., issued
         3.8 million exchangeable shares to fund the equity portion of the transaction. The Company accounted for the transaction using the purchase method of accounting.

         On August 4, 1998, the Company announced the signing of a definitive agreement to sell its pulp and paper mill and related assets in Dryden, Ontario, for C$790 million (approximately US$520 million). The transaction is expected to be finalized in the fourth quarter of 1998, subject to regulatory approvals. These assets were originally acquired as part of the Avenor transaction.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


                                     Summary

The Company reported 1998 second quarter earnings of $19 million, or $.44 per diluted share. This compares to net earnings of $7 million, or $.16 per diluted share in the second quarter of 1997 and net income of $25 million, or $.59 per diluted share in the first quarter of 1998. Included in net income for the second quarter of 1998 was a net after-tax charge of $10 million, or $.24 per diluted share, from currency hedges associated with the Company's acquisitions of Avenor Inc. and the Daebul mill in Korea. Second quarter 1998 net sales were $396 million, compared to $356 million for the second quarter of 1997 and $383 million for the first quarter of 1998.


Product Line Information:
(Unaudited, $ in thousands)

                                                     Three Months Ended                         Six Months Ended
                                           ---------------------------------------- -----------------------------------------
                                                June 30,            June 30,              June 30,             June 30,
                                                  1998                1997                  1998                 1997
                                           ------------------- -------------------- --------------------- --------------------
Net sales:
   Newsprint                                  $       197,047      $       178,153       $       380,496      $       345,264
   Coated groundwood                                  104,507               83,193               201,805              156,508
   Directory paper                                     42,002               38,529                85,816               88,145
   Market pulp                                         44,711               47,123                87,386               91,308
   Uncoated groundwood specialties                      8,711               11,647                17,772               23,167
   Lumber and other wood products                      26,930               26,687                62,323               60,645
   Distribution costs                                 (28,145)             (28,990)              (56,661)             (60,188)
                                           ------------------- -------------------- --------------------- --------------------
                                              $       395,763      $       356,342       $       778,937      $       704,849
                                           =================== ==================== ====================  ====================

Operating income                              $        58,458      $        23,190       $       104,792      $        33,313
                                           =================== ==================== ===================== ====================


                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


                    Three Months Ended June 30, 1998, versus
                                  June 30, 1997

In the second quarter of 1998, the Company's operating income of $58 million increased $35 million compared to the second quarter of 1997. Higher average transaction prices for the Company's newsprint and coated paper products, coupled with lower selling and administrative expenses, caused operating income to increase.

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

     The information provided in the following product line discussions concerning market and industry conditions was obtained from the following sources: the Newspaper Association of America; the Canadian Pulp and Paper Association; the American Forest & Paper Association; the Media Industry Newsletter; Pulp and Paper Week; and Random Lengths Yardstick publications. This information is provided to enhance the reader's understanding of the Company's financial results and the conditions under which these results were achieved.

Newsprint - The Company's newsprint average transaction price in the second quarter of 1998 was 9 percent higher than the same period last year, and remained essentially the same compared to the first quarter of 1998. The increase in the average quarter price versus last year was a result of higher U.S. consumption during the second half of 1997, as well as the first half of 1998, which allowed the Company to increase prices. The Company implemented a domestic price increase of $35 per metric tonne in the fourth quarter of 1997, and announced a domestic price increase of $40 per metric tonne effective April 1, 1998. Despite higher U.S. consumption, the implementation of the April price increase has been slower than expected and will continue into the third quarter of 1998. The weak Asian economy has caused North American producer exports to decline and U.S. consumer imports to increase, resulting in an increase in the supply of domestic newsprint. This additional supply of newsprint hindered the Company's ability to implement the price increase completely in the second quarter. Comparing the second quarter of 1998 to the second quarter of 1997, consumption of newsprint by U.S. daily newspapers increased. Ad lineage for U.S. daily newspapers also increased. At the end of the second quarter of 1998, U.S. daily newspapers' newsprint inventory increased compared to the same time last year, while North American mill inventories decreased.

Coated Groundwood - The Company's coated groundwood average transaction price in the second quarter of 1998 was 24 percent higher than the second quarter of 1997. Favorable market conditions in 1997 allowed the Company to implement price increases in the second half of 1997 and the first quarter of 1998. These price increases totaled approximately $150 per ton. In the second quarter of 1998, strong consumption and moderate coated groundwood inventory levels continued from the previous year and the first quarter. U.S. coated groundwood shipments were slightly lower in the second quarter of 1998 compared to the same period last year, while magazine advertising pages increased. Comparing the same periods, U.S. coated groundwood mill inventory levels decreased slightly.

Directory Paper - The Company's second quarter average transaction price for directory paper was relatively unchanged from the second quarter of 1997 and decreased slightly in comparison to the first quarter of 1998. Minor fluctuations in the Company's average transaction price are normally caused by the mix of different grades sold. In addition, conservation measures in 1997 reduced consumption in the directory paper market causing prices to decline. So far in 1998, the market appears to have stabilized.

Market Pulp - The Company's market pulp average transaction price for the second quarter of 1998 was relatively unchanged from the second quarter of 1997, while it increased 5 percent compared to the first quarter of 1998. In the fourth quarter of 1997, the devaluation of Asian currencies negatively affected pulp consumption and pricing in the export market. This continued into the first and second quarters of 1998. The impact on the Company's

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

average transaction price was minimal, however, due to the Company's ability to divert tonnage to other markets. In the second quarter of 1998, NORSCAN (U.S., Canada, Finland, Norway and Sweden producers) inventory levels of softwood market pulp were lower compared to all four quarters of 1997 and the first quarter of 1998. NORSCAN shipments of softwood market pulp decreased in the second quarter of 1998 compared to the year ago period. Currently, it is unclear among industry observers the extent to which the pulp market will continue to be affected by the currency crisis in Asia.

     Upon the acquisition of Avenor Inc., the Company now produces and sells northern hardwood and softwood market pulp. At the beginning of August 1998, the Company lowered its U.S. price of these products by $25 per metric tonne, due to conditions in these particular pulp markets.

Lumber - The average transaction price for the Company's lumber products decreased 18 percent in the second quarter of 1998 compared to the year ago period. During the second quarter of 1998, U.S. lumber prices continued to decline from the first quarter of 1998, as supply outpaced demand. This imbalance was directly related to a steep decline in Japanese housing construction caused by the Asian economic crisis, which forced U.S. producers to divert exports to the U.S. market. Although consumption in the U.S. is strong, industry analysts expect it to decline slightly from the record levels in 1997, due to lower housing starts and a small decline in the repair and remodeling markets.

                  Cost of Sales and Other Income and Expenses

Cost of sales increased $8 million or 3 percent in the second quarter of 1998 compared to the second quarter of last year. Although the total tons sold were relatively unchanged comparing the quarters, certain manufacturing costs were higher in the second quarter of 1998. Comparing the same periods, selling and administrative expenses decreased $6 million or 30 percent, due to lower professional and consulting fees and lower charges for employee fringe benefits, which are linked to the Company's common share price. Interest expense for the second quarter of 1998 compared to the same period last year was approximately the same, while interest income increased due to higher average investment balances. Included in "other expense, net" for the second quarter of 1998, is the Company's adjustment of the cost of its Canadian dollar option contracts to fair market value. This resulted in a pre-tax charge of $18 million, or $.28 per diluted share. Because the Canadian dollar in relation to the U.S. dollar weakened during the second quarter, the options declined in value to approximately $.4 million at June 30, 1998. The options were purchased at a cost of $23 million in the first quarter of 1998 to hedge the Company's pending acquisition of Avenor Inc. Upon closing the transaction in July, the Company realized a lower purchase cost as a result of the devaluation of the Canadian dollar.

     The Company's effective tax rate for the second quarter of 1998 was 38 percent versus 37 percent in the prior year second quarter. This increase was due to higher state and foreign taxes.

                     Six Months Ended June 30, 1998, versus
                                  June 30, 1997

For the first six months of 1998, the Company's operating income of $105 million increased $72 million compared to the first six months of 1997. Higher average transaction prices for the Company's newsprint and coated paper products, coupled with lower selling and administrative expenses, caused operating income to increase.

                            Product Line Information

Newsprint - For the first six months of 1998, the Company's newsprint average transaction price increased 12 percent compared to the same period last year. During the second half of 1997, the Company increased domestic prices by $35 per metric tonne as the newsprint market continued to recover from the prior year. Total U.S. consumption and U. S. dailies' newsprint consumption during the first six months of 1998 increased compared to the same period in 1997. In addition, North American newsprint mill inventory levels at the end of June 1998 were lower than June 1997 levels, while U.S. dailies' newsprint inventory increased. During the first six months of 1998, the Company announced an additional domestic price increase of $40 per metric tonne; however, unfavorable supply conditions in the domestic market caused by the weak Asian economy, prevented the Company from completely implementing the price increase. As conditions allow, the Company intends to continue

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

implementing this increase during the balance of 1998.

Coated Groundwood - The Company's coated groundwood average transaction price increased 25 percent during the first six months of 1998 compared to the year ago period, while shipments increased 3 percent. In 1997, consumption in the coated groundwood paper market increased from the lower levels experienced in the prior year. This trend continued into 1998, allowing the Company to increase prices throughout 1997 and again in January of 1998. The January 1998 increase was approximately $60 per ton. U.S. coated groundwood shipments were slightly lower in the first six months of 1998 compared to the prior year period, while magazine ad pages increased.

Directory Paper - The Company's average transaction price for directory paper decreased 3 percent in the first six months of 1998 compared to the first six months of 1997, while shipments increased 3 percent. A large portion of the Company's directory paper sales are based on contracts, the pricing of which was determined in earlier periods. In 1997, conservation measures by end users reduced their consumption, causing directory paper prices to decrease.

Market Pulp - The average transaction price for the Company's market pulp decreased 2 percent in the first six months of 1998 compared to the first six months of 1997, while shipments decreased 2 percent. The currency crisis in Asia negatively affected consumption and pricing in the export pulp market over the past nine months; however, a stronger domestic market helped to offset the impact during the first six months of 1998. NORSCAN softwood pulp shipments decreased slightly during the first six months of 1998 compared to the same period last year, while inventory levels also decreased.

Lumber - The average transaction price for the Company's lumber products decreased 14 percent in the first six months of 1998 compared to the year ago period. In the third quarter of 1997, prices in the U.S. lumber market began to decrease, as a decline in the Japanese housing market forced producers to divert lumber to the U.S. market, causing an oversupply. This continued into the first six months of 1998, causing further price declines. U.S. consumption has been strong during the first half of 1998. Market analysts expect this trend to decline slightly over the balance of 1998 and do not expect it to replace all of the consumption shortfall caused by the Japanese housing market.

                  Cost of Sales and Other Income and Expenses

Cost of sales increased slightly in the first six months of 1998 compared to the first six months of 1997, due to nominal increases in certain manufacturing costs. Comparing the same periods, selling and administrative expenses decreased $4 million or 11 percent, due to lower professional and consulting fees and lower charges for employee fringe benefits which are linked to the Company's common share price. Interest expense for the first six months of 1998 compared to the same period last year was approximately the same, while interest income increased due to higher average investment balances. In the first six months of 1998, the Company's joint venture company, Calhoun Newsprint Company (CNC) sold approximately 26,000 acres of non-strategic timberlands resulting in a pre-tax gain of $21 million, or $.16 per diluted share, after tax and minority interest. No such sales were made in the corresponding period in 1997. Included in "other expense, net" for the first six months of 1998, is the Company's adjustment of the cost of its Canadian dollar option contracts to fair market value. This resulted in a pre-tax charge of $22 million, or $.34 per diluted share.

     The Company's effective tax rate for the first six months of 1998 was 38 percent versus 37 percent in the prior year period. This increase was due to higher state and foreign taxes.

                         Liquidity and Capital Resources

The Company's cash, cash equivalents and marketable securities balance on June 30, 1998, totaled $446 million compared to $406 million on December 31, 1997, and $353 million on June 30, 1997. Aside from cash flow from operations and capital expenditures, the Company had three other significant cash transactions from December 31, 1997, through the end of the second quarter. These included the sale of 26,000 acres of non-strategic timberlands with proceeds of $31 million, the purchase of currency options on the Canadian dollar for $23 million to hedge the Company's acquisition of Avenor Inc., and a $17 million dividend payment

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

to the minority shareholder of CNC due to the sale of timberlands.

Cash from Operating Activities:
During the first six months of 1998, the Company's operations generated $132 million of cash compared to $74 million of cash during the first six months of 1997, an increase of $58 million. This increase was primarily the result of an increase in operating income of $71 million, and higher interest income of $6 million (due to higher average investment balances outstanding in 1998). These increases were partially offset by higher working capital needs (excluding taxes) of $6 million, and higher taxes paid of $17 million due to the higher level of income in the first six months of 1998 versus the first six months of 1997.

Cash from Investing Activities:
Cash flow from investing activities in the first six months of 1998 of $87 million was $43 million higher than the first six months of last year. Comparing the same periods, capital expenditures were $27 million higher, due mainly to the modernization of the Calhoun, Tenn., newsprint facility. The Company expects total capital expenditures for 1998 to approximate $225 million, excluding the acquisition of Avenor Inc. and the Daebul newsprint mill.

     In the first six months of 1998, the Company sold 26,000 acres of non-strategic timberlands resulting in proceeds of $31 million. The Company's Forest Products Division periodically reviews timberland holdings and makes decisions to sell certain non-strategic tracts.

     In the first six months of 1998, $151 million of net cash flow was from the maturity of marketable securities versus $87 million in the first six months of 1997. Offsetting this in 1998 was a cash outflow of $23 million for the purchase of currency options on the Canadian dollar to hedge the Company's acquisition of Avenor Inc.

Cash from Financing Activities:
Cash flow used for financing activities was $80 million lower in the first six months of 1998 compared to the year ago period. The majority of this decrease was due to the purchase of 1.4 million common shares at a cost of $57 million in the first six months of 1997. In November 1997, the Company announced the adoption of a new stock repurchase program, authorizing it to repurchase up to
4.1 million shares of the Company's outstanding common stock in the open market or in privately-negotiated transactions subject to normal trading restrictions. Year to date in 1998, no purchases under the program have been made. The Company continues to consider the most effective use of its cash for internal capital investments, share repurchases, investments to grow the Company's primary product lines and additional debt reductions.

     In the first six months of 1997, a $20 million dividend was paid to the minority shareholder of CNC, while $17 million was paid in the same period this year. Also in the first six months of 1997, the Company redeemed for cash the remaining 500,000 outstanding shares of LIBOR Preferred Stock at a cost of $25 million and realized $7 million more cash from the exercise of stock options versus the same period in 1998.

                            Acquisitions/Disposition

On July 15, 1998, the Company completed the acquisition of the Korean newsprint mill, which is located in the Daebul Industrial Complex on the southwest coast of South Korea. Using its existing cash reserves, the Company purchased the production assets of the mill for approximately $201 million and pre-paid the majority of the current accounts payable for approximately $22 million as required by the court in the seller's bankruptcy proceedings. Upon closing, the mill was free and clear of all indebtedness.

     On July 24, 1998, the Company completed the acquisition of Avenor Inc. The total purchase price, including assumed debt totaled $2.37 billion (C$3.54 billion) or $23.46 (C$35.00) per Avenor common share. The Company utilized $168 million of its existing cash reserves and $625 million of its new $1 billion credit facility to fund the cash portion of this transaction. In addition, the Company issued 12.3 million common shares and its indirect wholly-owned subsidiary, Bowater Canada Inc., issued 3.8 million exchangeable shares to fund the equity portion of the transaction.

     On August 4, 1998, the Company announced the signing of a definitive agreement to sell the recently acquired pulp and paper mill and related assets in Dryden, Ontario, for C$790 million (approximately US$520 million). The transaction is expected to be finalized in the fourth quarter of 1998, subject to regulatory approvals. The Company plans to use a substantial portion of the proceeds to repay debt.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     With the completion of these acquisitions, the Company consists of 12 pulp and paper mills in the United States, Canada and Korea. These operations are supported by more than 4 million acres of timberlands owned in the United States and Canada and over 18 million acres of timber cutting rights in Canada. The Company has doubled its annual newsprint and groundwood paper making capacity and is now a major producer of market pulp, making it the second largest newsprint producer in the world and the third largest market pulp producer in North America.

                               Pending Transaction

In January 1998, the Company announced its intention to seek a buyer for its Millinocket, Maine, paper mill, which no longer meets the Company's long-term objectives. This facility includes four paper machines and related assets. During the course of marketing the Millinocket properties, the Company received unsolicited expressions of interest in purchasing all of the Company's properties located in the State of Maine (which includes the Millinocket mill, a mill located in East Millinocket, a hydroelectric facility, a sawmill and two million acres of timberlands). The Company continues to examine its options in light of the foregoing.

                              Year 2000 Compliance

The following discussion is as of June 30, 1998, before the Avenor acquisition, unless otherwise noted.

     Since 1990, the Company has reengineered its major internally developed software programs. During this effort, the Company examined potential problems arising from the inability of certain application software programs to recognize the year 2000. A formal review of all internally developed software was completed in 1997. No major problems were encountered.

     In addition, all major third-party licensed application software programs have been reviewed and are either compliant or the licenser has released a compliant version to which the Company will migrate in 1998. The costs associated with these projects are currently expected to be less than $1 million.

     An expanded year 2000 team has been established to review the last phase, which includes process control, manufacturing systems, suppliers, business partners, customers, safety, environmental, and other non-traditional information systems areas. Although the results of these reviews are not yet complete, the Company currently estimates these costs to be in the range of $2.5 million to $4.5 million.

     Subsequent to the acquisition of Avenor Inc., the Company began assessing the year 2000 compliance issues at all of the newly acquired locations. Although compliance procedures had already begun at these sites, the Company continues to make its own assessment. Currently, the Company estimates the cost of year 2000 compliance for the newly acquired locations to be in the range of $7.5 million to $11 million. As more information becomes available, the Company anticipates changes to these estimates.

     In connection with its year 2000 compliance program, the Company will be developing a contingency plan in the event certain solutions prove to be ineffective in solving the year 2000 compliance problems.

                              Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires a public company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt this standard in the third quarter of 1999. The Company has not yet assessed the impact this standard will have on its financial condition or results of operations at the time of adoption; however, the impact will ultimately depend on the amount and type of derivative instruments held at the time of adoption.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           On May 20, 1998, at the Company's Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:

           A resolution electing the following class of directors for a term of three years: H. David Aycock (35,992,071 votes in favor; 343,007 votes withheld); Donald R. Melville (35,918,067 votes in favor; 347,011 votes withheld); and Arnold M. Nemirow (35,907,868 votes in favor; 357,210 votes withheld). The names of each other director whose term of office as a director continued after the meeting are: Francis J. Aguilar, Kenneth M. Curtis, Donald
R. Melville, Richard Barth, Charles J. Howard, and John A. Rolls.

           On July 21, 1998, a Special Meeting of Shareholders was held and the following matter was submitted to a vote of the shareholders:

           A resolution to approve the issuance of shares pursuant to the Amended and Restated Agreement dated as of March 9, 1998, between Bowater Incorporated and Avenor Inc. and the transactions related thereto. The results were: 33,441,530 votes for; 55,736 votes against; and 72,773 abstentions.


Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits (numbered in accordance with Item 601 of Regulation
                S-K):

           Exhibit No.     Description
           -----------     -----------

             2.1 Amended and Restated Arrangement Agreement dated as of March 9, 1998, by and between the Company and Avenor Inc. (incorporated by reference to Annex D of the Joint Management Information Circular and Proxy Statement filed on June 18, 1998, on Schedule 14A (the "Schedule 14A")).

             3.1 Certificate of Designation of Special Voting Stock of Bowater Incorporated (incorporated by reference to the Company's Exhibit 4.11 to Registration Statement on the Form S-3 filed on July 24, 1998, No. 333-57839 (the "Form S-3")).

             3.2 By-Laws of the Company as amended and restated as of May 20, 1998 (incorporated by reference to Exhibit
                           4.12 to the Form S-3).

             4.1 Agreement pursuant to S-K Item 601 (b) (4) (iii) (A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement No. 2-93455).

             10.1 Amended and Restated Bowater Incorporated Benefit Plan Grantor Trust effective as of April 15, 1998.

             10.2 Amended and Restated Bowater Incorporated Outside Directors Benefit Plan Grantor Trust effective as of April 15, 1998.

             10.3 Amended and Restated Bowater Incorporated Executive Severance Grantor Trust effective as of April 15, 1998.

             10.4 364-Day Credit Agreement dated as of June 24, 1998, among the Company, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto (incorporated by reference to the Schedule 13D filed on August 3, 1998, by Bowater Incorporated, Bowater Canadian Holdings Incorporated and Bowater Canada Inc. with respect to the common shares of Avenor Inc. (the "Schedule 13D")).

             10.5 Five Year Credit Agreement dated as of June 24,1998, among the Company, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto (incorporated by reference to the Schedule
                           13D).

             10.6 Support Agreement dated as of July 24, 1998, between the Company, Bowater Canadian Holdings Incorporated and Bowater Canada Inc. (incorporated by reference to Annex G of the Schedule 14A).

             10.7 Voting and Exchange Trust Agreement dated as of July 24, 1998, between the Company, Bowater Canadian Holdings Incorporated, Bowater Canada Inc. and Montreal Trust Company of Canada (incorporated by reference to Annex F of the Schedule 14A).

             27.1          Financial Data Schedule (electronic filing only).


             (b)     Reports on Form 8-K:

                     The Company filed with the Securities and Exchange
             Commission Current Report on Form 8-K as follows:

                     On August 7, 1998, the Company filed a current report on Form 8-K dated July 24, 1998, to report the completion of the acquisition of Avenor Inc.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   BOWATER INCORPORATED

                                                By /s/  David G. Maffucci
                                                   -----------------------------
                                                   David G. Maffucci
                                                   Senior Vice President and
                                                   Chief Financial Officer



                                                By /s/ Michael F. Nocito
                                                   -----------------------------
                                                   Michael F. Nocito
                                                   Vice President and Controller



Dated:     August 14, 1998

                                INDEX TO EXHIBITS

           Exhibit No.     Description
           -----------     -----------

             2.1 Amended and Restated Arrangement Agreement dated as of March 9, 1998, by and between the Company and Avenor Inc. (incorporated by reference to Annex D of the Joint Management Information Circular and Proxy Statement filed on June 18, 1998, on Schedule 14A (the "Schedule 14A")).

             3.1 Certificate of Designation of Special Voting Stock of Bowater Incorporated (incorporated by reference to the Company's Exhibit 4.11 to Registration Statement on the Form S-3 filed on July 24, 1998, No. 333-57839 (the "Form S-3")).

             3.2 By-Laws of the Company as amended and restated as of May 20, 1998 (incorporated by reference to Exhibit
                           4.12 to the Form S-3).

             4.1 Agreement pursuant to S-K Item 601 (b) (4) (iii) (A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement No. 2-93455).

             10.1 Amended and Restated Bowater Incorporated Benefit Plan Grantor Trust effective as of April 15, 1998.

             10.2 Amended and Restated Bowater Incorporated Outside Directors Benefit Plan Grantor Trust effective as of April 15, 1998.

             10.3 Amended and Restated Bowater Incorporated Executive Severance Grantor Trust effective as of April 15, 1998.

             10.4 364-Day Credit Agreement dated as of June 24, 1998, among the Company, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto (incorporated by reference to the Schedule 13D filed on August 3, 1998, by Bowater Incorporated, Bowater Canadian Holdings Incorporated and Bowater Canada Inc. with respect to the common shares of Avenor Inc. (the "Schedule 13D")).

             10.5 Five Year Credit Agreement dated as of June 24,1998, among the Company, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto (incorporated by reference to the Schedule
                           13D).

             10.6 Support Agreement dated as of July 24, 1998, between the Company, Bowater Canadian Holdings Incorporated and Bowater Canada Inc. (incorporated by reference to Annex G of the Schedule 14A).

             10.7 Voting and Exchange Trust Agreement dated as of July 24, 1998, between the Company, Bowater Canadian Holdings Incorporated, Bowater Canada Inc. and Montreal Trust Company of Canada (incorporated by reference to Annex F of the Schedule 14A).

             27.1          Financial Data Schedule (electronic filing only).