Form 10-Q
period 1998-09-30
BOWATER INC
filed 1998-11-16
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1998
                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1998.


              Class                       Outstanding at November 10, 1998
              -----                       --------------------------------

  Common Stock, $1.00 Par Value                   53,988,639 Shares

                              BOWATER INCORPORATED

                                   I N D E X



                                                                          PAGE
                                                                         NUMBER
                                                                         ------

     PART I   FINANCIAL INFORMATION

     1.  Financial Statements:


             Consolidated Balance Sheet at September 30, 1998,
             and December 31, 1997                                            3

             Consolidated Statement of Operations for the Three and Nine
             Months Ended September 30, 1998, and
             September 30, 1997                                               4

             Consolidated Statement of Capital Accounts
             for the Nine Months Ended September 30, 1998                     5

             Consolidated Statement of Cash Flows for the
             Nine Months Ended September 30, 1998, and
             September 30, 1997                                               6

             Notes to Consolidated Financial Statements                    7-10

     2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    11-17


PART II   OTHER INFORMATION

Exhibits and Reports on Form 8-K                                             18

SIGNATURES                                                                   19

PART I
                        BOWATER INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                        (UNAUDITED, IN MILLIONS OF US DOLLARS)

                                                                     September 30,            December 31,
                                                                         1998                      1997
                                                                     -------------            ------------
                    ASSETS
Current assets:
  Cash and cash equivalents                                              $577.2                  $228.7
  Marketable securities                                                     0.4                   176.8
  Accounts receivable, net                                                395.5                   190.6
  Inventories                                                             213.4                   105.5
  Other current assets                                                     28.5                    16.8
    Total current assets                                                1,215.0                   718.4
                                                                       --------                --------
Timber and timberlands                                                    474.8                   394.0
Fixed assets, net  (Note 2)                                             2,862.8                 1,554.5
Goodwill (Note 2)                                                         863.0                      --
Other assets                                                              161.0                    78.9
                                                                       $5,576.6                $2,745.8
                                                                       ========                ========
            LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt                                   $7.3                    $1.8
  Short-term borrowings (Note 2)                                          540.0                      --
  Accounts payable and accrued liabilities                                419.2                   168.3
  Income taxes payable                                                     17.6                    15.9
  Dividends payable                                                        11.9                     8.7
    Total current liabilities                                             996.0                   194.7
                                                                       --------                --------
Long-term debt, net of current installments (Note 2)                    1,698.3                   757.1
Other long-term liabilities (Note 3)                                      404.3                   169.5
Deferred income taxes                                                     473.6                   345.1
Minority interests in subsidiaries (Note 4)                               135.9                   125.2
Commitments and contingencies (Note 5)                                       --                      --

Shareholders' equity:
  Series C cumulative preferred stock                                      25.5                    25.5
  Common stock (Note 2)                                                    58.5                    44.9
  Exchangeable shares (Note 2)                                            132.6                      --
  Additional paid-in capital (Note 2)                                   1,208.6                   563.1
  Retained earnings                                                       643.3                   717.0
  Accumulated other comprehensive income/(loss) (Note 6)                  (20.7)                  (15.5)
  Loan to ESOT                                                             (3.1)                   (4.5)
  Treasury stock, at cost                                                (176.2)                 (176.3)
                                                                       --------                --------
    Total shareholders' equity                                          1,868.5                 1,154.2
                                                                       $5,576.6                $2,745.8
                                                                       ========                ========


        See accompanying notes to consolidated financial statements.

                BOWATER INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS
                (UNAUDITED, IN MILLIONS OF US DOLLARS EXCEPT
                        PER SHARE AMOUNTS)

                                                        Three Months Ended                  Nine Months Ended
                                                 -------------------------------     -------------------------------
                                                 September 30,     September 30,     September 30,     September 30,
                                                     1998               1997             1998              1997
                                                 -------------     -------------     -------------     -------------
Sales                                                 $618.7            $406.3          $1,454.3          $1,171.4
Distribution costs                                      41.8              27.7              98.5              87.9
                                                    --------          --------          --------          --------
Net sales                                              576.9             378.6           1,355.8           1,083.5
Cost of sales                                          411.0             277.0             965.8             829.7
Depreciation, amortization and cost of timber
harvested                                               65.8              42.4             154.1             126.2
Impairment of asset (Note 7)                           119.6                --             119.6                --
                                                    --------          --------          --------          --------
Gross profit / (loss)                                  (19.5)             59.2             116.3             127.6
Selling and administrative expense                      19.5              18.8              50.5              53.8
                                                    --------          --------          --------          --------
Operating income / (loss)                              (39.0)             40.4              65.8              73.8
Other expense / (income):
Interest income                                         (2.2)             (5.5)            (14.9)            (15.7)
Interest expense, net of capitalized interest           27.9              17.0              61.1              50.6
Gain on sale of timberlands (Note 8)                      --                --             (21.1)               --
Other, net (Note 9)                                     50.1               0.4              71.3                --
                                                        75.8              11.9              96.4              34.9
                                                    --------          --------          --------          --------
Income / (loss)  before income taxes and
minority interests                                    (114.8)             28.5             (30.6)             38.9
Provision for income taxes (Note 10)                   (28.7)             10.5               3.3              14.4
Minority interests in net income of
subsidiaries                                             2.0               1.2              10.6               0.9
                                                    --------          --------          --------          --------
Net income / (loss)                                    (88.1)             16.8             (44.5)             23.6

Other comprehensive income/(loss), net of tax:
(Note 6)
Foreign currency translation adjustments                (3.5)             (0.1)             (5.2)             (0.5)
                                                    --------          --------          --------          --------
Comprehensive income / (loss)                       $  (91.6)         $   16.7          $  (49.7)         $   23.1
                                                    ========          ========          ========          ========
Basic earnings / (loss)  per common share:
(Note 11)                                             $(1.69)            $0.40          $  (1.02)         $   0.52
                                                    ========          ========          ========          ========

Average common shares outstanding                       52.6              41.0              45.3              40.7
                                                    ========          ========          ========          ========

Diluted earnings / (loss) per common share:
(Note 11)                                           $  (1.69)         $   0.40          $  (1.02)         $   0.52
                                                    ========          ========          ========          ========

Average common and common equivalent shares
outstanding                                             52.6              41.0              45.3              40.7
                                                    ========          ========          ========          ========


                See accompanying notes to consolidated financial statements.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                         (UNAUDITED, IN MILLIONS OF US
                       DOLLARS EXCEPT PER SHARE AMOUNTS)

                                      Series C                                               Accumulated
                                     Cumulative                          Additional                 Other
                                     Preferred     Common   Exchangeable  Paid in    Retained  Comprehensive  Loan to  Treasury
                                       Stock       Stock      Shares      Capital    Earnings  Income/(Loss)   ESOT     Stock
                                     ----------   -------   ------------  --------   --------  -------------  -------  --------
Balance at December 31, 1997           $25.5       $44.9       $   --     $  563.1    $717.0      $(15.5)      $(4.5)   $(176.3)
Net income/(loss)                         --          --           --           --     (44.5)         --          --         --
New issuance of stock                     --        12.3        183.6        587.1        --          --          --         --
Retraction of exchangeable shares         --         1.1        (51.3)        50.2        --          --          --         --
Debt conversions to exchangeable
shares                                    --          --          0.3           --        --          --          --         --
Dividends on common stock ($.60
per share)                                --          --           --           --     (27.5)         --          --         --
Dividends on preferred stock:
Series C ($6.30 per share)                --          --           --           --      (1.7)         --          --         --
Common stock issued for exercise
of stock options                          --         0.2           --          5.6        --          --          --         --
Tax benefit on exercise of stock
options                                   --          --           --          2.6        --          --          --         --
Reduction in loan to ESOT                 --          --           --           --        --          --         1.4         --
Treasury stock used for employee
benefit
and dividend reinvestment plans           --          --           --           --        --          --          --        0.1
Foreign currency translation              --          --           --           --        --        (5.2)         --         --
                                    --------    --------     --------     --------  --------    --------    --------   --------
Balance at September 30, 1998       $   25.5    $   58.5     $  132.6     $1,208.6  $  643.3    $  (20.7)   $   (3.1)  $ (176.2)
                                    ========    ========     ========     ========  ========    ========    ========   ========


        See accompanying notes to consolidated financial statements.

                                       (5)

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)

                                                                           Nine Months Ended
                                                                 -------------------------------------
                                                                 September 30,           September 30,
                                                                     1998                    1997
                                                                 -------------           -------------
Cash flows from  operating activities:
Net income / (loss)                                                $ (44.5)                 $  23.6
Adjustments to reconcile net income / (loss) to net
cash
provided by operating activities:
Depreciation, amortization and cost of timber harvested              154.1                    126.2
Deferred income taxes                                                (39.8)                    (1.6)
Minority interests                                                    10.6                      0.9
Gain from sale of timberlands (Note 8)                               (21.1)                      --
Write down of assets due to impairment (Note 7)                      119.6                       --
Write down of Canadian exchange options (Note 9)                      22.7                       --
Write off of long-term note receivable (Note 9)                       15.0                       --
Change in working capital:
Accounts receivable, net                                               2.9                     (3.9)
Inventories                                                           (6.8)                    21.5
Accounts payable and accrued liabilities                             (28.7)                   (23.0)
Income taxes payable                                                  (8.1)                   (11.4)
Other, net                                                            (9.6)                    (5.6)
Net cash from operating activities                                   166.3                    126.7
                                                                  --------                 --------

Cash flows from investing activities:
Acquisition of Avenor Inc., net of cash acquired of
$118 million (Note 2)                                               (675.0)                      --
Acquisition of Daebul newsprint mill (Note 2)                       (201.0)                      --
Cash invested in fixed assets, timber and timberlands               (147.1)                   (70.6)
Disposition of fixed assets, timber and timberlands
(Note 8)                                                              32.6                      2.8
Disposition of Dryden (Note 2)                                       523.0                       --
Cash invested in option contracts (Note 9)                           (22.7)                      --
Cash invested in marketable securities                               (40.9)                  (281.2)
Cash from maturities of marketable securities                        217.3                    350.0
Net cash from (used for) investing activities                       (313.8)                     1.0
                                                                  --------                 --------

Cash flows from  financing activities:
Cash dividends, including minority interests (Note 4)                (45.7)                   (48.6)
Purchase of common stock (Note 12)                                      --                    (57.2)
Proceeds from short-term borrowings, net of fees                     620.3                       --
Payments of short-term borrowings                                    (85.0)                      --
Payments of long-term debt                                            (1.4)                    (1.3)
Stock options exercised                                                6.5                     23.4
Redemption of LIBOR preferred stock (Note 13)                           --                    (25.0)
Other                                                                  1.3                      1.3
Net cash from (used for) financing activities                        496.0                   (107.4)
                                                                  --------                 --------

Net increase in cash and cash equivalents                            348.5                     20.3
Cash and cash equivalents at beginning of year                       228.7                     85.3
                                                                  --------                 --------
Cash and cash equivalents at end of period                        $  577.2                 $  105.6
                                                                  ========                 ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized interest                             $   54.3                 $   46.0
Income taxes                                                      $   51.2                 $   27.3



          See accompanying notes to consolidated financial statements.


                                      (6)

                     BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company) as of September 30, 1998. The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. On July 24, 1998, the Company completed its acquisition of Avenor Inc. (Avenor), a Canadian pulp and paper company. The total purchase price, including assumed debt (approximately $800.0 million), totaled $2.37 billion(C$3.54 billion). The Company utilized its existing cash reserves of $168.0 million and $625.0 million of its new $1 billion credit facility to fund the cash portion of the transaction. The Company also issued 12.3 million common shares and its indirect wholly owned subsidiary, Bowater Canada Inc., issued 3.8 million exchangeable shares to fund the equity portion of the transaction. At the option of the holder, the exchangeable shares may be exchanged for Bowater common stock on a one-for- one basis. The Company accounted for the transaction using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business were included in the Company's Consolidated Balance Sheet at September 30, 1998. In addition, the operating results of Avenor for the period July 24, 1998 to September 30, 1998 were included in the Company's Consolidated Statement of Operations for the period ended September 30, 1998.

     The purchase price to Avenor shareholders of $1,575.2 million was calculated as follows:

                                                                                  (in millions)
                                                                                  -------------

     Cash from cash and cash equivalents                                            $  168.0
     Proceeds from $1 billion short-term credit facility                               625.0
     Issuance of 12.3 million Bowater shares at $48.6636 per share                     598.6
     Issuance of 3.8 million shares exchangeable into Bowater shares
         at US$48.6636 per share                                                       183.6
                                                                                    --------
                                                                                    $1,575.2
                                                                                    ========


     The purchase price to Avenor shareholders, plus transaction costs and other accrued liabilities, the excess of fair value of liabilities assumed over the historical book value, and the deferred tax effect of applying purchase accounting at July 24, 1998, over the historical net assets of Avenor was calculated as follows:

                     BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        (in millions)
                                                                        -------------
     Purchase price to Avenor shareholders                                 $1,575.2
     Estimated transaction costs                                               30.0
     Additional accrued liabilities                                            57.4
     Excess of fair value of long-term debt assumed over historical value     154.3
     Excess of fair value of convertible debt over historical value            52.2
     Deferred tax effect of applying purchase accounting                      134.8
     Less historical net assets                                              (539.5)

                                                                           --------
                                                                           $1,464.4
                                                                           ========

     The above calculation of excess purchase price is preliminary. The Company will finalize this allocation by July 24, 1999. As of July 24, 1998, the excess purchase price was allocated as follows:

                                                                        (in millions)
                                                                        -------------
     Timber and timberlands                                                $   75.0
     Fixed assets                                                             425.0
     Assets held for sale                                                     101.4
     Goodwill                                                                 863.0
                                                                           --------
                                                                           $1,464.4
                                                                           ========


     The timber and timberlands are being depleted as timber is harvested. The fixed assets are being depreciated over twenty (20) years. The goodwill is being amortized on a straight-line basis over forty (40) years. Additional depreciation on the increase in fair market value of fixed assets acquired, the amortization of goodwill, the amortization of the increase in fair market value of debt assumed, and the amortization of the deferred tax benefit relating to these charges totaled $5.6 million through September 30, 1998. These charges will be $7.5 million in the fourth quarter of 1998 and approximately $30.0 million in each of the next three years. The total amount through the year 2037 will be approximately $1,075.0 million.

     The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each of the following years:



     PRO FORMA INFORMATION
     (in millions of U.S. dollars, except per share data)  Nine Months Ended September 30,
     ----------------------------------------------------  -------------------------------

                                                                 1998             1997
                                                             ------------     ------------
     Net sales                                                $  1,860.1        $1,904.8
     Net loss                                                 $   (109.7)       $ (103.6)
     Diluted loss per share                                   $    (1.94)       $  (1.84)


     On September 30, 1998, the Company completed the sale of its Dryden pulp and paper mill and related assets, which were part of the Avenor acquisition, for $523.0 million. Upon acquisition, the Dryden assets were accounted for as assets held for sale. Therefore, no gain or loss was recorded upon the sale of such assets.

     In October 1998, the Company announced that its Gold River pulp mill, which had been shut down due to market conditions since August 23, would remain shut and be permanently closed effective February 16, 1999. The costs associated with closing this facility (U.S. $40 million after-tax), which was acquired as part of the Avenor acquisition, were recorded as an adjustment to the cost of the acquisition by increasing goodwill.

     Also, on July 16, 1998, the Company completed the purchase of the Daebul newsprint mill in South Korea for approximately $201.0 million and prepaid a majority of the current accounts payable for approximately $22.0 million. The Company utilized its existing cash reserves to fund the acquisition. The investment was recorded at cost.


3. Included in other long-term liabilities at September 30, 1998, is an unrealized loss of $119.2 million relating to a $1.5 billion hedging program maintained by Avenor prior to the acquisition. Avenor entered into forward and range forward contracts to protect future sales from increases in the value of the Canadian dollar. Range forward contracts protect the holder from exchange rate fluctuations outside a specified range. In accordance with U.S. Generally Accepted Accounting Principles, these hedges do not qualify for hedge accounting treatment and must be periodically marked to market, with the resulting expense/income recognized in the Consolidated Statement of Operations.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Upon acquisition, the Company revalued the contracts at the exchange rate in effect on July 24, 1998 (.6687), resulting in the recognition of an unrealized loss of $93.2 million. This loss was included in the calculation of goodwill. At September 30, 1998, the Canadian dollar continued to weaken against the U.S. dollar and the exchange rate moved to .6533. This resulted in an unrealized loss of $26.0 million, which has been reflected in the Statement of Operations as of September 30, 1998. In addition, the Company recorded a realized loss of $11.2 million on the contracts which matured since July 24, 1998.

     The unrealized loss and related liability will be adjusted in the future as the U.S./Canadian dollar exchange rate fluctuates. For example, based on the existing program at September 30, 1998, a $.01 change in the exchange rate will increase/decrease the liability by approximately $20.0 million. The following table summarizes the components of the hedging program:




                                                         (in millions of US $)
                                                     -----------------------------

                 Type of Contract                     Contract
     (average floor rate/average ceiling rate)         Amount     Unrealized Losses
                                                     -----------  -----------------
        1998           Forward (average rate .7078)     $   53.2             $  4.1
        1998           Range forward (.7060/.7387)         150.5               11.3
                                                     -----------  -----------------
                                                           203.7               15.4
                                                     -----------  -----------------
        1999           Range forward (.7123/.7450)         647.1               54.0
        2000           Range forward (.7181/.7496)         457.8               41.6
        2001           Range forward (.6839/.7138)         183.0                8.2
                                                     -----------  -----------------
                                                        $1,491.6             $119.2
                                                     ===========  =================

4. During the first nine months of 1998, the Board of Directors of Calhoun Newsprint Company (CNC) declared dividends totaling $40.4 million. As a result, $19.8 million was paid to the minority shareholder. A primary source of cash for these dividends came as a result of a sale of approximately 26,000 acres of timberlands (See Note 8). In the first nine months of 1997, $20.9 million was paid to the minority shareholder.

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

7. In January of 1998, the Company announced plans to sell GNP's Millinocket, Maine paper mill and related assets. The Company received several unsolicited offers to buy all of the Great Northern Paper assets, including the assets at its East Millinocket, Maine paper mill. Although none of the offers were accepted, the Company reevaluated the assets at Millinocket for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets". Based on the reevaluation, the Company wrote down the book value of the assets resulting in a third quarter charge of $119.6 million or $1.39 per diluted share.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. During the first quarter of 1998, the Company sold approximately 26,000 acres of non-strategic timberlands resulting in a pre-tax gain of $21.0 million, or $.16 per diluted share, after tax and minority interest.

9. During the third quarter of 1998, the Company recorded a reserve of $15.0 million ($.29 per diluted share) against a long-term note receivable.

    During the third quarter of 1998, the Company recorded pre-tax foreign currency exchange losses of $34.7 million or $.49 per diluted share. Included in this charge are realized and unrealized exchange losses of $11.2 million and $26.0 million, respectively, relating to the hedging program maintained by Avenor prior to the acquisition. See also Note 3.

    During the first nine months of 1998, the Company adjusted the cost of its purchased options on the Canadian dollar ($22.7 million) and realized a gain on its Korean won foreign exchange contracts ($2.6 million) resulting in a net pre-tax charge of $20.1 million.

10. The effective tax rates for the third quarter of 1998 and 1997 were 25 and 37 percent, respectively. The provision for income taxes has been increased to reflect the non-deductibility of certain book charges and allowances for tax benefits not currently expected to be realized.

11. The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 1998, include deductions of $.6 million and $1.7 million, respectively, for Series C preferred stock dividends. Due to the net losses incurred for both periods, all common stock equivalents were excluded to prevent antidilution. For the three and nine months ended September 30, 1997, the calculations included deductions of $.6 million and $2.3 million, respectively, for any dividend requirements of the Company's LIBOR and Series C preferred stock and the amortization of the difference between the net proceeds from the LIBOR preferred stock and its mandatory redemption value.

12. During the first quarter of 1997, the Company purchased 1.4 million shares of common stock at a cost of $57.2 million, completing the stock repurchase program authorized in February 1996. Since the beginning of the program,
    4.0 million shares were purchased at a total cost of $156.0 million. In November 1997, under a new stock repurchase program, 220,000 shares of common stock were purchased at a cost of $9.6 million. In November 1998, the Company purchased 1.0 million shares at a total cost of $42.6 million.

13. On May 12, 1997, the Company redeemed for cash all of the remaining outstanding shares of LIBOR Preferred Stock, Series A, at its par value of $50 per share.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    SUMMARY

The Company reported a 1998 third quarter net loss of $88 million, or $1.69 per diluted share. This compares to net income of $17 million, or $.40 per diluted share in the third quarter of 1997 and net income of $19 million, or $.44 per
diluted share in the second quarter of 1998.   Included in net loss for the
third quarter of 1998 was a pre-tax impairment charge of $120 million or $1.39 per diluted share, and a reserve of $15 million, or $.29 per diluted share, against a long-term note receivable. In addition, the Company recorded pre-tax foreign currency exchange losses of $35 million, or $.49 per diluted share. Third quarter 1998 net sales were $577 million, compared to $379 million for the third quarter of 1997 and $396 million for the second quarter of 1998.



PRODUCT LINE INFORMATION:
(Unaudited, in millions of U.S. dollars)



                                                   Three Months Ended                         Nine Months Ended
                                           ----------------------------------        -----------------------------------
                                           September 30,        September 30,        September 30,         September 30,
                                               1998                  1997                 1998                  1997
                                           ------------        -------------         -------------         -------------
Net sales
Newsprint                                     $335.9              $184.5               $  716.3               $  529.8
Coated groundwood                               97.6                83.7                  299.4                  240.2
Directory paper                                 46.2                43.7                  132.0                  131.8
Market pulp                                     82.7                47.3                  170.0                  138.6
Uncoated groundwood specialties                 16.0                10.5                   33.8                   33.7
Lumber and other wood products                  40.4                36.6                  102.8                   97.3
Distribution costs                             (41.9)              (27.7)                 (98.5)                 (87.9)
                                              $576.9              $378.6               $1,355.8               $1,083.5
                                              ======              ======               ========               ========
Operating  income/(loss)                      $(39.0)             $ 40.4               $   65.8               $   73.8
                                              ======              ======               ========               ========

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                 THREE MONTHS ENDED SEPTEMBER 30, 1998, VERSUS
                               SEPTEMBER 30, 1997

For the third quarter of 1998, the Company had an operating loss of $39 million, compared to operating income of $40 million in the third quarter of 1997. In the third quarter of 1998, the Company recorded an impairment charge of $120 million reducing the book value of assets at its Millinocket, Maine paper mill. Without the impairment charge, operating income increased. This increase was due to higher average transaction prices for the Company's newsprint and coated paper products and higher shipments of newsprint and market pulp due to the Avenor acquisition. These improvements were offset by lower market pulp prices.

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

Newsprint - The Company's newsprint average transaction price in the third quarter of 1998 was 2 percent higher than the same period last year, while it decreased 3 percent compared to the second quarter of 1998. Comparing the third quarters, tonnage shipments increased 78 percent due to the acquisitions of Avenor and the Daebul newsprint mill. The increase in the average quarter price versus last year was a result of higher U.S. consumption during the last quarter of 1997, as well as the first nine months of 1998, which allowed the Company to increase prices. The Company implemented a domestic price increase of $35 per metric ton in the fourth quarter of 1997, and announced a domestic price increase of $40 per metric ton effective April 1, 1998. Despite higher U.S. consumption, the implementation of the April price increase was slower than expected, continuing into the third quarter of 1998, as reduced demand in the Asian market increased supply in the domestic market. Since late 1997, the economies in Asian countries have slowed and were impacted by significant currency devaluations, which reduced consumption and forced some producers to divert export tonnage to the U.S. market. In addition, cheaper imports from those areas became attractive to U.S. consumers. The decrease in the third quarter 1998 average transaction price from the previous quarter was due to lower Asian export prices.

     Comparing the third quarter of 1998 to the third quarter of 1997, consumption of newsprint by U.S. daily newspapers increased. Ad lineage for U.S. daily newspapers also increased. At the end of the third quarter of 1998, U.S. daily newspapers' newsprint inventory increased slightly compared to the same time last year, while North American mill inventories decreased.

Coated Groundwood - The Company's coated groundwood average transaction price in the third quarter of 1998 was 12 percent higher than the third quarter of 1997, and slightly lower compared to the second quarter of this year.
Favorable market conditions in 1997 allowed the Company to implement a price increase of up to $40 per ton in October 1997 and another one in January of 1998 for $60 per ton. During the third quarter of 1998, however, prices in the coated groundwood paper market began to decline, as the supply of paper outpaced demand due to a higher volume of coated paper imports and increased capacity of competing paper grades. The Company's average transaction price declined in October 1998 compared to the third quarter average transaction price. U.S. coated groundwood shipments decreased in the third quarter of 1998 compared to the same period last year, while U.S. coated groundwood mill inventory levels increased.

Directory Paper - The Company's third quarter average transaction price for directory paper increased 2 percent from the third quarter of 1997 and decreased 2 percent in comparison to the second

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter of 1998. Minor fluctuations in the Company's average transaction price are normally caused by the mix of different grades sold. In addition, changes in market conditions caused by conservation measures and global economies also impact transaction pricing.

Market Pulp - Upon the acquisition of Avenor, the Company now produces and sells northern hardwood and northern softwood market pulp. The Company's market pulp average transaction price for the third quarter of 1998 decreased 14 percent from the third quarter of 1997, and 3 percent from the second quarter of 1998. Tonnage shipments increased over 100 percent due to the acquisition of Avenor. In the fourth quarter of 1997, the devaluation of Asian currencies negatively affected pulp consumption in the export market and pulp pricing in the global market. Lower consumption, leading to an excess of supply, caused prices to decline. This continued into the first nine months of 1998. In August and again in October 1998, the Company lowered its U.S. price of northern market pulp by $25 per metric ton. In the third quarter of 1998, NORSCAN (U.S., Canada, Finland, Norway and Sweden producers) inventory levels of market pulp were higher compared to the year ago period, while NORSCAN shipments of market pulp were lower comparing the same periods.

Lumber - The average transaction price for the Company's lumber products decreased in the third quarter of 1998 compared to the year ago period. During the third quarter of 1998, U.S. lumber prices continued to decline, as supply outpaced demand. This imbalance was directly related to a steep decline in Japanese housing construction caused by the Asian economic crisis, which forced U.S. producers to divert exports to the U.S. market. U.S. lumber consumption in 1998, although strong, has not been able to absorb the excess supply.

COST OF SALES AND OTHER INCOME AND EXPENSES

Cost of sales increased $134 million or 48 percent in the third quarter of 1998 compared to the third quarter of last year. The large increase is a result of the additional amounts of newsprint, market pulp and lumber sold in the third quarter from the newly acquired companies. Comparing the same periods, selling and administrative expenses increased $.7 million or 4 percent. This increase was also due to the acquisitions; however, the increase was partially offset by lower professional and consulting fees and lower charges for employee fringe benefits, which are linked to the Company's common share price. Interest expense for the third quarter of 1998 compared to the same period last year increased $11 million or 64 percent due to the assumption of Avenor's debt and borrowings on the Company's credit facility used to pay in part for the Avenor acquisition. Comparing the same periods, interest income decreased $3 million as the Company reduced its cash investments in the third quarter to purchase the Daebul newsprint mill in South Korea. "Other expense, net" for the third quarter of 1998 increased $50 million compared to the prior year. During the third quarter, the Company recorded a reserve of $15 million against a long-term note receivable and recorded foreign currency losses of $35 million. The majority of the foreign currency losses resulted from marking to market a $1.5 billion hedging program maintained by Avenor prior to the acquisition. See
Note 3 on page 8 for information relating to the hedging program.

     The Company's effective tax rate for the third quarter of 1998 was 25 percent versus 37 percent in the prior year third quarter. In the third quarter of 1998, the Company reduced the tax benefit recorded to reflect the non-deductibility of certain book charges and allowances for tax benefits not currently expected to be realized.

                  NINE MONTHS ENDED SEPTEMBER 30, 1998, VERSUS
                               SEPTEMBER 30, 1997

For the first nine months of 1998, the Company's operating income of $66 million decreased $8 million compared to the first nine months of 1997. In the first nine months of 1998, the Company recorded an impairment charge of $120 million reducing the book value of assets at its Millinocket, Maine paper mill. Without the impairment charge, operating income increased. This increase was due to higher average transaction prices for the Company's newsprint and coated paper products and higher shipments of newsprint and market pulp due to the Avenor acquisition. These improvements were offset by lower market pulp prices.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            PRODUCT LINE INFORMATION

Newsprint - For the first nine months of 1998, the Company's newsprint average transaction price increased 8 percent compared to the same period last year. Comparing the same periods, tonnage shipments increased 25 percent, reflecting the additional volumes from the acquisitions. Higher U.S. consumption in the latter part of 1997 enabled the Company to implement a fourth quarter 1997 domestic price increase of $35 per metric ton. The consumption trend continued and in April 1998, the Company announced another domestic price increase of $40 per metric ton. This price increase took longer to implement as reduced consumption in the export market increased supply in the domestic market.
Since late 1997, the economies in Asian countries have slowed and were impacted by significant currency devaluations, which reduced consumption and forced some producers to divert export tonnage to the U.S. market. In addition, cheaper imports from those areas became attractive to U.S. consumers. Total U.S. newsprint consumption and U. S. dailies' newsprint consumption increased during the first nine months of 1998 compared to the same period in 1997.

Coated Groundwood - The Company's coated groundwood average transaction price increased 20 percent during the first nine months of 1998 compared to the year ago period, while shipments increased 3 percent. In 1997, demand in the coated groundwood paper market increased from the lower levels experienced in the prior year. This trend continued into the first half of 1998, allowing the Company to increase prices $100 per ton since the third quarter of 1997. However, in the third quarter of 1998, lower demand, increased inventories, and rising imports caused supply to exceed demand. At the end of the third quarter of 1998, U.S. coated groundwood mill inventory levels increased significantly from the second quarter of this year.

Directory Paper - The Company's average transaction price for directory paper decreased 2 percent in the first nine months of 1998 compared to the first nine months of 1997. A large portion of the Company's directory paper sales is based on contracts, the pricing of which was determined in earlier periods. In 1997, conservation measures by end users reduced their consumption, causing directory paper prices to decrease. In addition, the mix of different grades sold impacts the average transaction price from period to period.

Market Pulp - The average transaction price for the Company's market pulp decreased 7 percent in the first nine months of 1998 compared to the first nine months of 1997. Tonnage shipments increased 31 percent comparing the same periods due to the Avenor acquisition. The economic crisis in Asia has negatively affected consumption and pricing in the pulp markets over the past twelve months. NORSCAN market pulp shipments decreased in the first nine months of 1998 compared to the same period last year, while inventory levels increased significantly.

Lumber - The average transaction price for the Company's lumber products decreased in the first nine months of 1998 compared to the year ago period. In the third quarter of 1997, prices in the U.S. lumber market began to decrease, as a decline in the Japanese housing market forced producers to divert lumber to the U.S. market, causing an oversupply. The effects of this continued into the first nine months of 1998, causing prices to decline. U.S. lumber consumption has been strong during the first nine months of 1998; however, it has not replaced all of the consumption shortfall caused by the Japanese housing market.

COST OF SALES AND OTHER INCOME AND EXPENSES

Cost of sales increased $136 million in the first nine months of 1998 compared to the first nine months of 1997. The large increase is due to the additional tons of product sold from the newly acquired companies. Comparing the same periods, selling and administrative expenses decreased $3 million due to lower professional and consulting fees and lower charges for employee fringe benefits, which are linked to the Company's common share price. This was partially offset by additional expenses from the acquisitions. Interest expense for the first nine months of 1998 compared to the same period last year increased $11 million, while interest income decreased $1 million. These changes are a direct result of the acquisitions of Avenor and the Daebul newsprint mill as the Company borrowed from its $1

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

billion credit facility, assumed Avenor's debt and used available cash balances to fund the transactions.

     In the first nine months of 1998, Calhoun Newsprint Company (CNC) (a joint venture in which the Company holds a 51 percent interest) sold approximately 26,000 acres of non-strategic timberlands resulting in a pre-tax gain of $21 million. No such sales were made in the corresponding period in 1997.
Included in "other expense, net" for the first nine months of 1998 is the Company's adjustment of the cost of its Canadian dollar option contracts to fair market value. This resulted in a pre-tax charge of $23 million. In addition, the Company recorded a reserve of $15 million against a long-term note receivable and recorded foreign currency losses of $36 million. The majority of the foreign currency losses were the result of marking to market a $1.5 billion hedging program maintained by Avenor prior to the acquisition.
See Note 3 on page 8 for information relating to the hedging program.

     In the first nine months of 1998, the Company reduced the tax benefit recorded to reflect the non-deductibility of certain book charges and allowances for tax benefits not currently expected to be realized.
In the prior year period, the effective tax rate was 37 percent.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities balance on September 30, 1998, totaled $578 million compared to $406 million on December 31, 1997, and $382 million on September 30, 1997. Aside from cash flow from operations and capital expenditures, the Company had several other significant cash transactions since December 31, 1997. These transactions include: cash of $675 million for the purchase of Avenor; cash of $201 million for the purchase of the Daebul newsprint mill; the sale of the Dryden white paper mill with proceeds of $523 million; net proceeds from short term borrowings of $535 million; the sale of 26,000 acres of non-strategic timberlands with proceeds of $31 million; the purchase of currency options on the Canadian dollar for $23 million to hedge the Company's acquisition of Avenor; and a $20 million dividend payment to the minority shareholder of CNC.

CASH FROM OPERATING ACTIVITIES:
During the first nine months of 1998, the Company's operations generated $166 million of cash compared to $127 million of cash during the first nine months of 1997, an increase of $39 million. This increase was primarily the result of an increase in operating income of $112 million (excluding the non-cash impairment charge of $120 million), offset by changes in net interest paid, taxes paid and working capital balances.

CASH FROM INVESTING ACTIVITIES:
Cash flow from investing activities in the first nine months of 1998 was an outflow of $314 million compared to an inflow of $1 million in the first nine months of last year. Comparing the same periods, capital expenditures were $77 million higher, due mainly to the modernization of the Calhoun, Tennessee newsprint facility. The Company expects total capital expenditures for 1998 to approximate $220 million, excluding the acquisition of Avenor and the Daebul newsprint mill.

     In the first nine months of 1998, the Company acquired Avenor and the Daebul newsprint mill requiring total cash outflows of $876 million. During the same period, the Company sold the Dryden white paper mill, which was acquired upon the acquisition of Avenor, for $523 million. The Company also sold 26,000 acres of non-strategic timberlands resulting in proceeds of $31 million. The Company's Forest Products Division periodically reviews timberland holdings and makes decisions to sell certain non-strategic tracts.

     In the first nine months of 1998, $176 million of net cash flow was from the maturity of marketable securities versus $69 million in the first nine months of 1997. Offsetting this in 1998 was a cash outflow of $23 million for the purchase of currency options on the Canadian dollar to hedge the Company's acquisition of Avenor.

CASH FROM FINANCING ACTIVITIES:
Cash flow from financing activities was $496 million for the first nine months of 1998 compared to a cash outflow of $107 million for the first nine months of 1997. During the third quarter of 1998, the Company borrowed $620 million, net of financing fees, from its $1 billion credit facility to fund the acquisition of Avenor. During the third quarter, the Company repaid $85 million of the borrowing. Subsequently, the Company repaid an additional $465 million, leaving a balance of $75 million outstanding on October 31, 1998. During the first nine months of 1997, the Company purchased 1.4 million common shares at a cost of $57 million. In November 1997, the Company announced the adoption of a new stock repurchase program, authorizing it to repurchase up to 4.1 million shares of the Company's outstanding

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


common stock in the open market or in privately-negotiated transactions subject to normal trading restrictions. Since January 1, 1998 through September 30, 1998, no purchases under the program have been made. In November 1998, the Company purchased 1.0 million shares at a total cost of $43 million. The Company continues to consider the most effective use of its cash for internal capital investments, share repurchases, investments to grow the Company's primary product lines and additional debt reductions.

     In the first nine months of 1997, the Company redeemed for cash the remaining 500,000 outstanding shares of LIBOR Preferred Stock at a cost of $25 million and realized $17 million more cash from the exercise of stock options versus the same period in 1998.

                        ACQUISITIONS/DISPOSITION

On July 15, 1998, the Company completed the acquisition of the Daebul newsprint mill, which is located on the southwest coast of South Korea. Using its existing cash reserves, the Company purchased the production assets of the mill for approximately $201 million and pre-paid the majority of the current accounts payable for approximately $22 million as required by the court in the seller's bankruptcy proceedings. Upon closing, the mill was free and clear of all indebtedness.

     On July 24, 1998, the Company completed the acquisition of Avenor. The total purchase price, including assumed debt totaled $2.37 billion (C$3.54 billion) or $23.46 (C$35.00) per Avenor common share. The Company utilized $168 million of its existing cash reserves and $625 million of its new $1 billion credit facility to fund the cash portion of the transaction. In addition, the Company issued 12.3 million common shares and its indirect wholly-owned subsidiary, Bowater Canada Inc., issued 3.8 million exchangeable shares to fund the equity portion of the transaction.

     On September 30, 1998, the Company sold the recently acquired pulp and paper mill and related assets in Dryden, Ontario, for C$790 million (approximately US$520 million). The Company used a substantial portion of the proceeds to repay its borrowings under the $1 billion credit facility subsequent to quarter-end.

     With the completion of these acquisitions and the Dryden disposition, the Company consists of 11 pulp and paper mills in the United States, Canada and South Korea. These operations are currently supported by more than 4 million acres of timberlands owned in the United States and Canada and over 14 million acres of timber cutting rights in Canada. The Company has doubled its annual newsprint and groundwood paper making capacity and is now the second largest newsprint producer in the world and the sixth largest market pulp producer in North America.

                             GREAT NORTHERN PAPER

In October 1998, the Company reported that it would proceed with its previously announced $220 million modernization program for Great Northern Paper at its East Millinocket, Maine pulp and paper mill complex. Earlier this year, the Company reported that it had received unsolicited offers to buy its Great Northern Paper assets in Maine. However, after thoroughly reviewing the proposals following completion of its Avenor acquisition, the Company concluded that its investment plans for the East Millinocket facility will bring the most value to the Company and its shareholders. The Millinocket mill, however, will remain available for sale. In the third quarter of 1998, the Company recorded an impairment charge of $120 million to write-down the book value of the Millinocket mill.

     Also in October, the Company announced that it will pursue timber monetization opportunities for a substantial amount of its acreage in Maine. Subsequently, the Company announced the sale of 1.7 million acres of its Maine timberlands and the Pinkham Lumber Company sawmill for an aggregate purchase price of $375 million. As part of these sale transactions, the Company and the prospective buyers will enter into agreements to supply the Company's Great Northern Paper paper making operations with wood fiber from the purchased timberlands. The proceeds will be used for the reduction of debt, repurchase
of common shares and other strategic purposes.   The Company expects to close
these transactions in the first quarter of 1999.

                     GOLD RIVER MILL CLOSURE

In October 1998, the Company announced that its Gold River pulp mill, which had been shut down due to market conditions since August 23, would remain shut and be permanently closed effective February 16, 1999. The costs associated with closing this facility (U.S. $40 million after-tax), which was acquired as part of the Avenor acquisition, were recorded as an adjustment to the cost of the acquisition by increasing goodwill.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             YEAR 2000 COMPLIANCE

Since 1990, the Company has reengineered its major internally developed software programs. During this effort, the Company examined potential problems arising from the inability of certain application software programs to recognize the year 2000. A formal review of all internally developed software was completed in 1997 and system wide testing was completed in September 1998. No major problems were encountered. Business processes from the Company's newly acquired properties are being migrated to these applications and are scheduled to be operational during the first quarter of 1999. In addition, all major third-party licensed application software programs have been reviewed and are either compliant or the licenser has released a compliant version to which the Company will migrate by mid-year 1999. The costs associated with these projects are currently estimated to be $4 million. As of September 30, 1998, $2 million has been spent.

     An expanded team was also established to review other phases of the Company's year 2000 work, which include manufacturing process control, manufacturing equipment and systems, suppliers, business partners, customers, safety, environmental, and other non-traditional information systems areas. The Company currently estimates these costs to be in the range of $5 million to $7 million. As of September 30, 1998, $2 million has been spent.

     The cost estimates to complete the Company's year 2000 projects do not include any internal costs incurred such as payroll costs for the Company's information systems group. Although these costs are not separately tracked, the Company has devoted a substantial amount of its internal resources to complete these projects.

     The Company plans to complete all of its major year 2000 compliance work by mid-year 1999. In connection with its year 2000 compliance program, the Company will be developing a contingency plan in the event any aspect of the program proves to be ineffective in solving the year 2000 compliance problems. The Company will complete this plan in October 1999.

     The Company's year 2000 compliance projects were designed and implemented to prevent an interruption of normal business activities or operations due to a system's inability to recognize the year 2000. Despite these efforts, if a material year 2000 problem does occur, it could materially adversely affect the Company's results of operations, liquidity or financial condition.

     The following is a cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company is including this statement to take advantage of these provisions for forward looking statements regarding its year 2000 compliance. In its disclosure, the Company stated estimated completion dates and costs to complete the project based on assumptions it believes to be reasonable. These estimates and assumptions almost always vary from actual results and the difference between the estimate and the actual result may be material, depending on the circumstances. Although made in good faith, there can be no assurance that the estimates and assumptions will be the actual result achieved or accomplished. Factors that could cause results to differ materially from those expressed in the forward looking statements include (but are not limited to), the ability to verify year 2000 compliance by third parties including suppliers, the ability to locate and correct all relevant computer code, and the ability to identify all areas of year 2000 risks.

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

                     BOWATER INCORPORATED AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.       Description
-----------       -----------

2.1 Amended and Restated Arrangement Agreement dated as of March 9, 1998, by and between the Company and Avenor Inc. (incorporated by reference to Annex D of the Joint Management Information Circular and Proxy Statement filed on June 18, 1998, on Schedule 14A).

2.2 Asset Purchase Agreement dated August 4, 1998, by and between Bowater Pulp and Paper Canada Inc., Bowater Incorporated, Weyerhaeuser Canada Ltd. and Weyerhaeuser Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 30, 1998, File No. 1-8712 (the "8-K")). Schedules have been omitted but will be furnished supplementally to the Commission upon request.

2.2.1 Amending Agreement made September 30, 1998, by and between Bowater Pulp and Paper Canada Inc., Bowater Incorporated, Weyerhaeuser Canada Ltd. and Weyerhaeuser Company (incorporated by reference to Exhibit 2.1.1 to the 8-K).

10.1 Employment Agreement, dated as of August 1, 1998, by and between the Company and James H. Dorton.

10.2 Change in Control Agreement, dated as of August 1, 1998, by and between the Company and James H. Dorton.

10.3 Employment Agreement, dated as of August 1, 1998, by and between the Company and William G. Harvey.

10.4 Change in Control Agreement, dated as of August 1, 1998, by and between the Company and William G. Harvey.

10.5 Employment Agreement, dated as of July 24,1998, by and between the Company and David J. Steuart.

10.6 Change in Control Agreement, dated as of July 24, 1998, by and between the Company and David J. Steuart.

27.1    Financial Data Schedule (electronic filing only).

  (b)   Reports on Form 8-K:

        The Company filed with the Securities and Exchange Commission Current Report on Form 8-K as follows:

        On October 15, 1998, the Company filed a current report on Form 8-K dated September 30, 1998, to report the completion of the Dryden Mill sale.

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





         Dated:  November 16, 1998

                               INDEX TO EXHIBITS



Exhibit No.     Description
-----------     -----------

2.1 Amended and Restated Arrangement Agreement dated as of March 9, 1998, by and between the Company and Avenor Inc. (incorporated by reference to Annex D of the Joint Management Information Circular and Proxy Statement filed on June 18, 1998, on Schedule 14A).

2.2 Asset Purchase Agreement dated August 4, 1998, by and between Bowater Pulp and Paper Canada Inc., Bowater Incorporated, Weyerhaeuser Canada Ltd. and

        Weyerhaeuser Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 30,1998, File No. 1-8712 (the "8-K")). Schedules have been omitted but will be furnished supplementally to the Commission upon request.

2.2.1 Amending Agreement made September 30, 1998, by and between Bowater Pulp and Paper Canada Inc., Bowater Incorporated, Weyerhaeuser Canada Ltd. and Weyerhaeuser Company (incorporated by reference to Exhibit
        2.1.1 to the 8-K).

10.1 Employment Agreement, dated as of August 1, 1998, by and between the Company and James H. Dorton.

10.2 Change in Control Agreement, dated as of August 1, 1998, by and between the Company and James H. Dorton.

10.3 Employment Agreement, dated as of August 1, 1998, by and between the Company and William G. Harvey.

10.4 Change in Control Agreement, dated as of August 1, 1998, by and between the Company and William G. Harvey.

10.5 Employment Agreement, dated as of July 24,1998, by and between the Company and David J. Steuart.

10.6 Change in Control Agreement, dated as of July 24, 1998, by and between the Company and David J. Steuart.

27.1    Financial Data Schedule (electronic filing only).