Form 10-K405
period 1998-12-31
BOWATER INC
filed 1999-03-26
CIK 743368

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
                             ---------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998           COMMISSION FILE NO. 1-8712

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

                                 (864) 271-7733
              (Registrant's telephone number, including area code)
                         ------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                     ON WHICH REGISTERED
         -------------------                    ---------------------
 Common Stock, par value $1 per share       New York Stock Exchange, Inc.
                                                Pacific Exchange, Inc.
                                              The London Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of March 22, 1999, was $2,356,937,030.

     As of March 22, 1999, there were 51,677,241 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the parts of this report indicated below:

Annual Report to Shareholders for the year ended December
  31, 1998                                                    Parts I, II and IV

Proxy Statement with respect to the Annual Meeting of
  Shareholders to be held on May 12, 1999                     Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Bowater Incorporated (together with its consolidated subsidiaries, the "Company") is engaged in the manufacture, sale and distribution of newsprint, directory paper, uncoated groundwood specialties, coated groundwood paper, market pulp, lumber, and timber. The Company operates facilities in the United States, Canada, and South Korea and, as of December 31, 1998, managed and controlled approximately 16.4 million acres of timberlands to support these facilities. This excludes the 1.6 million acres of Maine timberlands the Company has sold or agreed to sell to third parties. The Company markets and distributes its various products in North America and overseas.

     In July 1998, the Company completed the acquisition of a South Korean newsprint mill, which is located in the Daebul Industrial Complex on the southwest coast of South Korea. The mill has an annual production capacity of 250,000 metric tons of recycled newsprint. Information regarding the Company's acquisition of this mill is incorporated herein by reference to pages 24 and 38 of the Company's 1998 Annual Report ("Annual Report").

     In July 1998, the Company also acquired 100 percent of the stock of Avenor Inc. ("Avenor"). Avenor owned or had significant ownership interests in pulp and paper mills at: Dalhousie, New Brunswick; Gatineau, Quebec; Thunder Bay, Ontario; Dryden, Ontario; Usk, Washington; and Gold River, British Columbia. Avenor also owned sawmills in Maniwaki, Quebec; Dryden, Ontario; and Ear Falls, Ontario. Following the acquisition, the Company sold the Dryden white paper mill, the Dryden sawmill, the Ear Falls sawmill and associated cutting rights. In February 1999, the Company permanently closed its Gold River pulp mill in British Columbia, which had been closed due to market conditions since August 1998. Information regarding the Company's acquisition of Avenor is incorporated herein by reference to pages 24-25 and 37-38 of the Company's Annual Report.

     In the fourth quarter of 1998, the Company agreed to sell approximately 1.6 million acres of timberlands in the state of Maine, including the Pinkham Lumber Company. Information regarding sales of real property is incorporated herein by reference to pages 24-25 and 38 of the Annual Report.

     The Company was incorporated in Delaware in 1964. The Company's principal executive offices are located at 55 East Camperdown Way, Greenville, South Carolina 29602, and its telephone number at that address is (864) 271-7733.

     Information regarding the Company's segments, which includes net sales by product line and geographic information about net sales and long-lived assets, is incorporated herein by reference to pages 21-22 and 49-51 of the Annual Report. Information regarding the Company's fixed assets is incorporated herein by reference to page 40 of the Annual Report.

     Information regarding the Company's liquidity and capital resources is incorporated herein by reference to pages 23-25 and 28-29 of the Annual Report.

OPERATING DIVISIONS

     The Company operates through four divisions: the Newsprint and Directory Division, the Coated Paper Division, the Pulp Division and the Forest Products Division. In 1997, the Company consolidated its directory paper business into the former Newsprint Division, replacing the Great Northern Paper Division. In addition, the Company reorganized its United States and Canadian forest and wood products operations into a new division called the Forest Products Division. In 1998, the Company reorganized its pulp operations into a new division called the Pulp Division.

     The Newsprint and Directory Division, headquartered in Greenville, South Carolina, consists of the following manufacturing facilities: the Calhoun Operations and Calhoun Newsprint Company ("CNC") (which is owned approximately 51 percent by the Company and approximately 49 percent by Herald

Company, Inc.) located in Calhoun, Tennessee; Bowater Mersey Paper Company Limited ("Mersey Operations") (which is owned 51 percent by the Company and 49 percent by The Washington Post Company) located in Liverpool, Nova Scotia; Great Northern Paper, Inc. ("GNP"), consisting of the East Millinocket Operations located in East Millinocket, Maine, and the Millinocket Operations located in Millinocket, Maine; Avenor Maritimes Inc. ("Dalhousie Operations") (which is owned 67 percent by the Company, 25 percent by Oji Paper Co., Ltd. and 8 percent by Mitsui & Co., Ltd.) located in Dalhousie, New Brunswick; the Gatineau Operations located in Gatineau, Quebec; the Thunder Bay Operations located in Thunder Bay, Ontario; Ponderay Newsprint Company ("Ponderay Operations") (which is a partnership in which the Company has a 40 percent interest and is the managing partner; the balance of the partnership is held by subsidiaries of five newspaper publishers) located in Usk, Washington; and the Mokpo Operations, located in Mokpo, South Korea. This division is also supported by six domestic sales offices, which are responsible for marketing all of the Company's North American newsprint, directory paper and some uncoated groundwood specialties. International marketing of newsprint, directory paper and some uncoated groundwood specialties is supported by offices in Singapore, England, Brazil, Korea and Japan.

     The Coated Paper Division, headquartered in Charlotte, North Carolina, consists of the Catawba Operations located in Catawba, South Carolina, and three sales offices. This division is responsible for selling all of the Company's coated groundwood paper and some uncoated groundwood specialties.

     The Pulp Division, headquartered in Burlington, Ontario, consists of two sales offices. This division is responsible for marketing all of the Company's market pulp, which is produced at the Thunder Bay, Catawba and Calhoun Operations. Previously, this division included the Gold River pulp mill in British Columbia, which was permanently closed in February 1999.

     The Forest Products Division, headquartered in Calhoun, Tennessee, consists of three manufacturing facilities: Bowater Lumber Company located in Albertville, Alabama; Bowater Mersey Paper Company Limited Oakhill Sawmill (which is owned 51 percent by the Company and 49 percent by The Washington Post Company) located in Bridgewater, Nova Scotia; and Manifor Inc., a sawmill located in Maniwaki, Quebec. In March 1999, the Company sold the Pinkham Lumber Company located in Ashland, Maine. The Forest Products Division is supported by seven business offices and is responsible for managing the Company's timberlands and selling all of the Company's timber, softwood lumber and non-strategic timberlands.

     Additional information regarding the Company's divisions is incorporated herein by reference to the inside front cover of the Annual Report.

NEWSPRINT, DIRECTORY PAPER AND UNCOATED GROUNDWOOD SPECIALTIES

     The Company is the largest manufacturer of newsprint and directory paper in the United States. Its market share in the United States is approximately 14 percent. Including its Mersey, Dalhousie, and Ponderay Operations, the Company's annual production capacity of newsprint, directory paper and uncoated groundwood specialties is approximately 3.1 million metric tons, or approximately 18 percent of the North American capacity total. Including the South Korean newsprint mill, the Company's annual production capacity of these products is approximately 3.4 million metric tons or approximately 8 percent of the worldwide capacity total. These amounts were generated internally using data from various publications including Paper Trader, a monthly publication of Resource Information System, Inc.

     The Calhoun Operations, one of the largest and most productive newsprint mills in North America, are located on the Hiwassee River in Tennessee. This facility operates four paper machines, which produced 548,000 metric tons of newsprint and uncoated groundwood specialties in 1998. Also located at this facility is CNC's paper machine, which produced 221,000 metric tons of newsprint in 1998. Although the Company manages and operates the entire facility, CNC also owns 68.4 percent of the thermomechanical pulp ("TMP") mill and 100 percent of the recycled fiber plant at the facility. The Company owns the remaining 31.6 percent of the TMP mill and all of the other assets at this location, which include a kraft pulp mill and other support equipment necessary to produce the finished product. The Company is currently in the process of expanding the TMP mill at this location.

     The Mokpo Operations, located in the Daebul Industrial Complex on the southwest coast of South Korea, have one paper machine that produces recycled content newsprint. This facility began production in late 1996 and is one of the lowest-cost newsprint mills in Asia. The mill produced approximately 228,000 metric tons of recycled newsprint in 1998. The facility also includes a recycling plant with an annual capacity of approximately 250,000 metric tons of deinked pulp and has year-round deep-sea docking facilities.

     The Dalhousie Operations, located in the Canadian Province of New Brunswick, have two newsprint machines. These machines were rebuilt in 1982 and produced 222,000 metric tons of newsprint in 1998. A modernization program was completed in 1996 with the construction of a secondary effluent treatment plant and a TMP mill. This operation also has year-round deep-sea docking facilities that can accommodate large ocean freighters, providing economical access to ports along the eastern seaboard of the United States and throughout the world.

     The Gatineau Operations, located on the north bank of the Ottawa River in the Canadian Province of Quebec, consist of three paper machines, which produced 435,000 metric tons of high-quality recycled content newsprint in 1998. This facility also includes a recycling plant with an annual capacity of 180,000 metric tons of deinked pulp, a refuse boiler, a TMP mill, and a secondary effluent treatment facility.

     The Mersey Operations, located in the Canadian Province of Nova Scotia on an ice-free port providing economical access to ports along the eastern seaboard of the United States and throughout the world, have two paper machines. Built in 1929, they were rebuilt between 1983 and 1985 and produced 236,000 metric tons of newsprint in 1998. This facility also operates a TMP mill, a wastewater treatment facility and other support equipment required to produce the finished product.

     The Ponderay Operations, located on the Pend Oreille River in the State of Washington, consist of one newsprint machine, which began production in 1989 and produced 243,000 metric tons of recycled newsprint in 1998. This facility also operates a TMP mill, a recycling plant, a wastewater treatment facility and other support equipment required to produce the finished product.

     The Thunder Bay Operations, located beside the Kaministiquia River in the Canadian Province of Ontario, include three newsprint machines and two kraft pulp mills. This facility produced 536,000 metric tons of newsprint and 543,000 metric tons of market pulp in 1998. A newsprint machine with a capacity of 240,000 metric tons per year was installed at this site in 1991. This facility also includes a TMP mill with an annual capacity of 316,000 metric tons and a recycling plant with an annual capacity of 125,000 metric tons of deinked pulp. A chip handling system and secondary effluent treatment plant were installed in 1995.

     Newsprint, directory paper and uncoated groundwood specialties are also produced at three other Company locations. The newsprint machine at the Catawba Operations, located on the Catawba River in South Carolina, produced 216,000 metric tons in 1998. The East Millinocket Operations, located on the West Branch of the Penobscot River in northern Maine, have two paper machines that were built in 1954 and rebuilt in 1986. These two machines produced a total of 259,000 metric tons of newsprint, directory paper and uncoated groundwood specialties in 1998. This facility also operates a groundwood pulp mill, a recycled fiber plant and other support equipment required to produce the finished product. Beginning in 1999, the Company plans to modernize this facility over a two-year period at an estimated cost of $220 million. The Millinocket Operations, located eight miles from the East Millinocket Operations, have four paper machines that produced 119,000 metric tons of directory paper and uncoated groundwood specialties in 1998. These paper grades are used in directories, catalogs, newspaper advertising inserts and magazines, and are sold primarily to customers east of the Mississippi River. The Millinocket site is currently available for sale.

     The Newsprint and Directory Division has over 40 percent of its newsprint capacity located in Canada and a significant newsprint facility located in South Korea. The Company's international operations are subject to typical risks of doing business abroad such as possible revaluation of currencies, currency fluctuations, changes in international trade regimes such as GATT or NAFTA, dependence on local markets for supply, export duties, quotas, restrictions on the transfer of funds and foreign ownership of property, and political and economic instability. To date, the Company's results of operations have not been materially affected by any of these risks, but the Company cannot predict the likelihood of any of these risks having a material effect on the Company's results of operations in the future.

     North American newsprint, directory paper and uncoated groundwood specialty paper are sold directly by the Company through its regional sales offices located near major metropolitan areas. Sales to Southeast Asia and Pacific Rim countries are made through Bowater Asia Pte Ltd. Sales to Europe and the Middle East are made through Bowater Europe Ltd., while sales to South America are supported by Bowater S. America Ltda. and sales to Japan and South Korea are supported by Bowater Japan Ltd. and Bowater-Halla Paper Co., Ltd., respectively. The Company distributes newsprint, directory paper and uncoated groundwood specialties by rail, truck, ship and barge.

     In 1998, the Company sold newsprint to various related parties. During 1998, CNC's minority shareholder and its affiliates purchased in excess of CNC's annual output. In addition, the Company's other joint venture partners purchased an aggregate of approximately 350,000 metric tons during 1998. No single customer, related or otherwise, accounted for 10 percent or more of the Company's 1998 consolidated net sales.

COATED GROUNDWOOD PAPER

     The Company is one of the largest producers of coated groundwood paper in the United States and North America, with a capacity of 494,000 short tons, or approximately 11 percent and 9 percent of the United States and North American capacity, respectively. These amounts were generated internally using data from the American Forest and Paper Association. Coated groundwood paper produced by the Company is primarily light weight coated paper and is used in magazines, catalogs, advertising pieces, textbooks, direct mail pieces and coupons.

     The Company manufactures a variety of coated paper grades on two paper machines at the Catawba Operations and on three of the four paper machines at the Millinocket Operations. Both machines at the Catawba Operations utilize off-machine blade coaters. At the Millinocket Operations, two machines produce a base stock that is coated on an off-machine blade coater while the third machine has an on-machine roll coater. In 1998, the two coated paper machines at the Catawba Operations produced 352,000 short tons of coated groundwood paper, and the three machines at the Millinocket Operations produced 134,000 short tons of coated groundwood paper. The Catawba Operations include a kraft pulp mill, a TMP mill and other support equipment required to produce the finished product. The Millinocket Operations include a sulfite pulp mill and other support equipment required to produce the finished product.

     Coated groundwood paper is sold domestically by the Company and through paper brokers to major printers, publishers, and catalogers. It is distributed by truck and rail from the Catawba and Millinocket facilities. These facilities are strategically located to supply the southeastern and northeastern United States, respectively, and they jointly serve the midwestern market. Export markets are serviced primarily through international agents. As discussed above, the Millinocket site is currently available for sale.

MARKET PULP

     The Pulp Division markets the output from the Company's pulp mills. In addition to furnishing substantially all of the Company's internal pulp requirements, these pulp mills produce softwood and hardwood market pulp. The Company is the sixth largest producer of paper grade market pulp in North America and has a North American market share of approximately 11 percent. These numbers were generated internally using data from the Canadian Pulp and Paper Association. Market pulp is used by manufacturers of fine paper, tissues and other paper products.

     In 1998, the Catawba Operations produced 227,000 metric tons of softwood market pulp; the Calhoun Operations produced 133,000 metric tons of hardwood market pulp; and the Thunder Bay Operations produced 177,000 metric tons of hardwood market pulp and 365,000 metric tons of softwood market pulp.

     North American sales are made directly by the Company, while export sales are made through international sales agents local to their markets. The Company distributes market pulp primarily by truck, rail and ship.

FOREST PRODUCTS

     In addition to market pulp and paper, the Company sells pulpwood, sawtimber, lumber and wood chips to a variety of customers located in the eastern United States and Canada. The Company also sells non-strategic timberland tracts and provides its manufacturing facilities with a portion of the wood needed for pulp, paper and lumber production.

     At December 31, 1998, the Company owned, leased, or possessed cutting rights on approximately 18.0 million acres of timberlands throughout the United States and Canada. Approximately 2 million acres of these timberlands (of which the Company has sold or agreed to sell 1.6 million acres) are located in the State of Maine, 900,000 acres in the southeastern United States, 8.3 million acres in Ontario, 4.9 million acres in Quebec, 1.3 million acres in New Brunswick and 600,000 acres in Nova Scotia. This timberland base supplies a portion of the needs of the Company's paper mills and sawmills, as well as many independently owned forest products businesses. The Company maintains two nurseries and contracts with numerous other nurseries in order to replace trees harvested from its timberlands and from the timberlands of small private landowners. The Company also uses harvest practices designed to promote natural regeneration.

     In 1998, the Company consumed 10.3 million tons of wood for pulp, paper and lumber production. Of this amount, 4.3 million tons of wood were harvested from Company-owned or leased properties, while 6.0 million tons were purchased, primarily under contract, from local wood producers, private landowners and sawmills (in the form of residual chips) at market prices. In addition, the Company harvested 2.5 million tons of wood from Company-owned or leased properties to sell to other sawmills and paper companies.

     The Company operates three sawmills that produce construction grade lumber. Bowater Lumber Company produced 95.1 million board feet of lumber in 1998. It sells its lumber in the southeastern and mid-western United States. The Bowater Mersey Paper Company Limited Oakhill Sawmill, which produced 36.8 million board feet of lumber in 1998, sells to customers in eastern Canada and the northeastern United States. The Manifor Inc. sawmill, which produced 66.2 million board feet of lumber in 1998, sells mainly to customers in eastern Canada. The Pinkham Lumber Company, which the Company sold in the first quarter of 1999, produced 75.7 million board feet of lumber in 1998. This lumber was sold to customers in eastern Canada and the northeastern United States. The Company distributes lumber by truck and rail.

RECYCLING CAPABILITY

     The Company has focused its efforts in recent years on meeting the demand for recycled-content paper products, providing an environmental benefit in reducing solid waste landfill deposits. In addition, this effort allows publishers and other customers to meet recycled-content standards.

     The Company operates recycling plants at its Calhoun, Mokpo, East Millinocket, Gatineau, Ponderay and Thunder Bay Operations. Taking a mixture of old newspapers and old magazines ("recovered paper"), these plants utilize advanced mechanical and chemical processes to manufacture high quality pulp. The recycled fiber pulp is combined with virgin fiber pulp. The resulting products, which include recycled-content newsprint, directory paper, coated groundwood paper and uncoated groundwood specialties, are comparable in quality to paper produced with 100 percent virgin fiber pulp. In 1998, the Company processed 1.2 million short tons of recovered paper.

     The Company purchases recovered paper from suppliers in the regions of the Company's recycling plants. These suppliers collect, sort and bale the material before selling it to the Company, primarily under long-term contracts, with prices and quantities fluctuating according to market conditions. The Company is one of the largest purchasers of recovered paper in North America.

COMPETITION

     In general, the Company's products are globally-traded commodities, and the markets in which the Company competes are highly competitive. The Company's operating results reflect the general cyclical pattern of the pulp and paper industry. Pricing and the level of shipments of the Company's products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, and fluctuations in exchange rates. Any material decline in prices for the Company's products or other adverse developments in the market for the Company's products could have a material adverse effect on the Company.

     Newsprint, one of the Company's principal products, is produced by numerous worldwide manufacturers. Aside from quality specifications to meet customer needs, the production of newsprint does not depend upon a proprietary process or formula. The Company competes with approximately 20 major worldwide producers of newsprint. In addition, the Company faces actual and potential competition from numerous smaller producers located around the world. Price, quality, service and the ability to produce paper with recycled content are important competitive determinants.

     The Company competes with approximately 10 market pulp companies of similar size in North America. Like newsprint, market pulp is one of the Company's principal products and is a globally-traded commodity in which competition exists in all major markets. Market pulp prices historically have been volatile. Aside from quality specifications to meet customer needs, the production of market pulp does not depend on a proprietary process or formula. The Company produces four out of the six major grades of market pulp and competes with other producers from South America (eucalyptus hardwood pulp and radiata pine softwood pulp), Europe (northern softwood pulp and northern hardwood pulp), and Asia (mixed tropical hardwood pulp). Price, quality and service are considered the main competitive determinants.

     The Company competes with approximately 13 coated groundwood producers located in North America. In addition, approximately six major offshore suppliers of coated groundwood paper sell into the North American market. As a major supplier to printers in North America, the Company also competes with numerous worldwide suppliers of other grades of paper such as coated freesheet, supercalendered and uncoated groundwood papers. Price, quality and service are important competitive determinants, but a degree of proprietary knowledge is required in both the manufacture and use of this product, which requires close customer-supplier relationships.

     The Company competes with three major worldwide producers and several smaller producers of directory paper. Price, quality and service, as well as the ability to produce lower basis weights and recycled products, are all important competitive determinants.

     The Company is not a major producer in the uncoated groundwood specialties or lumber markets.

     As with other globally manufactured and sold commodities, the competitive position of the Company's products is significantly affected by the volatility of currency exchange rates. See "Quantitative and Qualitative Disclosures About Market Risk" on pages 12-13 of this Form 10-K. The Company has significant operations in the United States, Canada and South Korea, with several of its primary competitors located in Canada, Sweden and Finland. Accordingly, the relative rates of exchange between those countries' currencies and the United States dollar can have a substantial effect on the Company's ability to compete. In addition, the degree to which the Company competes with foreign producers depends in part on the level of demand abroad. Shipping costs generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.

     Trends in electronic data transmission and storage could adversely affect traditional print media, including products of the Company's customers; however, neither the timing nor the extent of those trends can be predicted with certainty. Industry reports indicate that the Company's newspaper publishing customers in North America have experienced some loss of market share to other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end uses for several of the Company's products), television and the Internet. Some of these customers are also facing a decline in newspaper readership, circulation and advertising lineage. The Company does not believe that this is the case in most overseas markets. The Company's magazine and catalog publishing customers have also been adversely affected by the use of electronic media for merchandising products, while they have benefited from the increase in magazine and catalog publications whose content is driven by electronic media, especially computer hardware and software.

     Part of the Company's competitive strategy is to be a lower-cost producer of its products while maintaining strict quality standards and responding to environmental concerns. Currently, some of the Company's competitors are lower-cost producers of some of the businesses in which the Company operates, including newsprint. The Company's six recycling facilities have enhanced its competitive position by enabling it to respond to customer demand for recycled-content newsprint, directory paper, coated groundwood paper and uncoated groundwood specialties.

RAW MATERIALS AND ENERGY

     The manufacture of pulp and paper requires significant amounts of wood and energy. The wood needed for pulp, paper and lumber production is obtained from Company-owned or leased properties and is purchased from local producers. The Company also uses recovered paper as raw material when producing recycled-content paper grades. See "Forest Products" and "Recycling Capability" on page 5 of this Form 10-K for information regarding the Company's procurement and use of raw materials.

     Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources. All of the Company's mills produce all of their steam requirements with the exception of the Mersey Operations, which purchase all of its steam from a third-party supplier. The Gatineau, Mersey and Mokpo Operations purchase all of their electrical power requirements. The Thunder Bay Operations produce one-third of its electrical requirements, while the Calhoun and Catawba Operations produce more than two-thirds of their electrical requirements. The balance of their requirements is purchased. GNP has the capacity to be totally self-sufficient electrically with six hydroelectric facilities (containing 31 hydroelectric generators) located on the West Branch of the Penobscot River and seven steam turbine generators located in the mill power plants.

     The Company operates its Maine hydroelectric facilities pursuant to long-term licenses granted by the Federal Energy Regulatory Commission ("FERC"). The licenses for certain dams expired at the end of 1993, and the Company continued to operate those dams under interim licenses. In October 1996, FERC issued new 30-year licenses allowing the Company to continue operating its hydroelectric facilities with substantially similar terms and conditions as the old licenses. In November 1996, five intervenors filed requests for a rehearing, generally rearguing issues already considered by FERC. The requests were denied in November 1998. Several interveners filed motions with FERC requesting reconsideration of the denial. Others filed a petition for review with the U.S. Court of Appeals. These requests and this petition are pending, and, although no assurances can be given, management believes that the requests and petition should not result in any material adverse change to the terms or conditions of the licenses.

EMPLOYEES

     As of December 31, 1998, the Company employed 8,300 people, of whom 5,900 were represented by bargaining units. The labor contract at the Catawba Operations, which covers all of the plant's hourly employees, expires in April 2003. The labor contract with most of the plant's hourly employees at the Calhoun Operations expires in July 2002. The labor agreement for the majority of unionized employees at GNP expires in July 2001, while all other labor agreements there expire during 2002. The labor contract covering all unionized employees at the Dalhousie, Gatineau, Thunder Bay, and Mersey Operations expired in April 1998. These Operations continue to operate under the terms of the expired agreements pending the outcome of the ongoing negotiations at each location. Negotiations for each of these locations were initiated during January and February 1999, following the establishment and validation of a pattern agreement for the Canadian Paper Industry in December 1998. All plant facilities are situated in areas where adequate labor pools exist. Relations with employees are considered good.

TRADEMARKS AND LICENSES

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

ENVIRONMENTAL MATTERS

     Information regarding environmental matters is incorporated herein by reference to pages 17 and 25 of the Annual Report.

     The Company believes that its United States, Canadian and South Korean operations are in substantial compliance with all applicable federal, state, provincial, and local environmental regulations and that all currently-required control equipment is in operation. While it is impossible to predict future environmental regulations that may be established, the Company believes that it will not be at a competitive disadvantage with regard to meeting future United States, Canadian or South Korean standards.

     The Company has taken positive action to address concerns about municipal solid waste by constructing recycled fiber plants at its Calhoun and East Millinocket Operations. Through acquisitions in 1998, the Company added four recycling plants at the Mokpo, Gatineau, Ponderay, and Thunder Bay Operations. See "Recycling Capability" on page 5 of this Form 10-K.

ITEM 2.  PROPERTIES

     Information regarding the Company's properties is incorporated herein by reference to the material included in Item 1, "Business" of this Form 10-K, and on the inside front cover, page 56 and the back cover page of the Annual Report.

     In addition to the properties that it owns, the Company also leases under long-term leases certain timberlands, office premises, and office and transportation equipment and has cutting rights with respect to certain timberlands. Information regarding timberland leases, operating leases and cutting rights is incorporated herein by reference to pages 48-49 of the Annual Report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 22, 1999

     The Company's executive officers, who are elected by the Board of Directors to serve one-year terms, are listed below. There are no family relationships among officers and no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

                                                                                            SERVED AS
NAME                             AGE                        POSITION                      OFFICER SINCE
----                             ---                        --------                      -------------
Arnold M. Nemirow                55     Chairman, President and Chief Executive Officer       1994
Arthur D. Fuller                 54     Executive Vice President and                          1995
                                          President -- Newsprint and Directory Division
Anthony H. Barash                56     Senior Vice President -- Corporate Affairs and        1996
                                          General Counsel
James H. Dorton                  42     Vice President -- Corporate Development and           1996
                                          Strategy
E. Patrick Duffy                 57     Senior Vice President and President -- Coated         1995
                                          Paper Division
Jerry R. Gilmore                 50     Vice President                                        1999
Richard K. Hamilton              50     Vice President and President -- Forest Products       1997
                                          Division
William G. Harvey                41     Vice President and Treasurer                          1998
Steven G. Lanzl                  50     Vice President -- Information Technology              1996
David G. Maffucci                48     Senior Vice President and Chief Financial             1992
                                          Officer
Donald G. McNeil                 48     Senior Vice President and President -- Great          1995
                                          Northern Paper, Inc.
Robert A. Moran                  54     Vice President -- Manufacturing Services              1992
R. Donald Newman                 52     Vice President                                        1999
Michael F. Nocito                43     Vice President and Controller                         1993
Wendy C. Shiba                   48     Vice President, Secretary and Assistant General       1993
                                          Counsel
David J. Steuart                 53     Vice President and President -- Pulp Division         1998
James T. Wright                  52     Vice President -- Human Resources                     1999

     Arnold M. Nemirow became Chairman in March 1996, and Chief Executive Officer in March 1995. He has been President and a director of the Company since September 1994 and was Chief Operating Officer from September 1994 through February 1995. Previously he was President, Chief Executive Officer and a director of Wausau Paper Mills Company, a pulp and paper company, from 1990 through 1994, Chairman, President, Chief Executive Officer and a director of Nekoosa Papers, Inc., the business papers division of Great Northern Nekoosa Corporation, from 1988 to 1990 and Vice President of Great Northern Nekoosa Corporation from 1984 to 1990.

     Arthur D. Fuller became Executive Vice President and President -- Newsprint and Directory Division in 1997. From 1995 to 1997, he was Senior Vice President and President -- Newsprint Division. He was Vice President Finance, Planning & Administration of MacMillan Bloedel Packaging Inc., the containerboard and packaging business of MacMillan Bloedel Ltd., from 1994 to 1995. From 1991 to 1993 he was a partner of Nukraft, which sought to develop a recycled linerboard mill, and from 1987 to 1990 he was Vice President and General Manager of Great Southern Paper Company, the containerboard division of Great Northern Nekoosa Corporation. Earlier he held various management positions with Great Southern Paper Company.

     Anthony H. Barash became Senior Vice President -- Corporate Affairs and General Counsel in 1996. From 1993 through 1996, he was a partner of the law firm Seyfarth, Shaw, Fairweather & Geraldson, where he was a member of the firm's Business Law and Real Estate Group. From 1980 to 1993, he was a senior partner of the law firm Barash & Hill, where he also concentrated in business and real estate law.

     James H. Dorton became Vice President -- Corporate Development and Strategy in August 1998. He served as Vice President and Treasurer from 1996 to 1998. From 1990 through 1996, he was Treasurer of

Intergraph Corporation, a manufacturer and designer of computers and software for engineering applications, where he was responsible for treasury management, corporate finance and shareholder relations. He was Assistant Treasurer of Intergraph Corporation from 1986 to 1990.

     E. Patrick Duffy became Senior Vice President and President -- Coated Paper Division in 1995. He was President of the Telecommunications Business Unit of R.R. Donnelly and Sons, a printing company, from 1993 to 1995, where he was responsible for the sale and manufacture of printed products, and President of its Catalog Group from 1990 to 1992. Previously he was a Senior Vice President of R.R. Donnelly and Sons.

     Jerry R. Gilmore became Vice President of the Company in January 1999. He has been Vice President -- United States and Korean Operations of the Newsprint and Directory Division since October 1998. Previously he held other positions in the Newsprint and Directory Division, as Vice President -- Administration and Planning from 1995 to April 1998 and as Vice President with responsibility for the integration of recent acquisitions from April to October 1998. Prior to joining the Company in 1994, he held financial and management positions with Georgia-Pacific Corporation and Great Northern Nekoosa Corporation, both forest products companies.

     Richard K. Hamilton became Vice President and President -- Forest Products Division in 1997. He was Vice President Wood Products -- Newsprint Division from 1995 to 1997. From 1993 to 1995, he was Group Manager -- Forest Resources Division of Georgia-Pacific Corporation, a forest products company, where he was responsible for a woodlands organization management of about 340,000 acres of timberland and the procurement, production and sale of pulpwood, logs and wood chips. Previously, he held various woodlands positions with Great Southern Paper Company and Scott Paper Company.

     William G. Harvey became Vice President and Treasurer in August 1998. Previously he was employed by Avenor, a pulp and paper company, as Vice President and Treasurer from 1995 to 1998, Director of Finance from 1994 to 1995 and Manager of Finance during 1994. These were positions of increasing responsibility performing cash management, corporate finance, investor relations and various other treasury functions.

     Steven G. Lanzl became Vice President -- Information Technology in 1996. From 1992 to 1996, he was with E.I. du Pont de Nemours and Company, a diversified chemical and petroleum products company, where he was responsible for planning information system initiatives. Earlier he was with DuPont Asia Pacific, Ltd. in Japan as Manager of Information Systems Planning.

     David G. Maffucci became Senior Vice President and Chief Financial Officer in 1995. He had served as Vice President -- Treasurer since 1993 and Treasurer from 1992 to 1993 and relinquished the title of Treasurer in 1996. From 1977 to 1992, he held various positions of increasing responsibility in the Company's Finance Department.

     Donald G. McNeil became Senior Vice President in 1995, and has been President of GNP since 1994. He was President and General Manager of Bowater Mersey Paper Company, a subsidiary of the Company ("Mersey"), from 1992 to 1994. He was General Manager of Mersey from 1991 to 1992 and Assistant General Manager from 1990 to 1991. From 1977 to 1989, he held various engineering and management positions with Mersey.

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

     R. Donald Newman became Vice President of the Company in January 1999. He has been Vice President -- Canadian Newsprint Operations of the Newsprint and Directory Division since July 1998. Previously he held other positions in the Newsprint and Directory Division, as Vice President -- Operations and Resident Manager of the Calhoun Operations from 1995 to 1998, and as Vice President and Operations Manager of the Calhoun Operations from 1994 to 1995.

     Michael F. Nocito became Vice President and Controller in 1993. He was Controller of the Calhoun Operations from 1992 to 1993 and Assistant Controller of the Calhoun Operations from 1988 to 1992. From 1978 to 1988 he held various positions of increasing responsibility in the Company's Finance Department.

     Wendy C. Shiba became Vice President in 1997 and has been Secretary and Assistant General Counsel since 1993. From 1992 to 1993, she was Corporate Chair of the City of Philadelphia Law Department where she managed the Corporate Group. She was Associate Professor of Law from 1990 to 1993 and Assistant Professor of Law from 1985 to 1990 at Temple University School of Law. Earlier she practiced corporate law in the private sector.

     David J. Steuart became Vice President of the Company in January 1999. He has been President of the Pulp Division since July 1998. He was President, Pulp Group of Avenor from 1994 until its acquisition by the Company in July 1998. In this position he had profit/loss responsibility for the Pulp Group and performed related manufacturing and marketing functions.

     James T. Wright became Vice President -- Human Resources in March 1999. He was Vice President -- Human Resources for Georgia-Pacific Corporation from 1993 to 1999. Prior to 1993, he held human resource and labor relations positions with Georgia-Pacific Corporation and Weyerhaeuser Company, both forest products companies.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

     (a) The Company's common stock, $1 par value ("Common Stock"), is listed on the New York Stock Exchange (stock symbol BOW), the Pacific Exchange, Inc., and the London Stock Exchange. Price information with respect to the Company's Common Stock on the inside back cover of the Annual Report is incorporated herein by reference.

     (b) As of March 22, 1999, there were 4,902 holders of record of the Company's Common Stock.

     (c) The Company has paid consecutive quarterly dividends of $.20 per share of Common Stock during 1997 and 1998. Future declarations of dividends on the Company's Common Stock are discretionary with the Board of Directors, and the declaration of any dividends will depend upon, among other things, the Company's earnings, capital requirements and financial condition. In addition, the Company's ability to pay dividends on its Common Stock depends on its maintaining adequate net worth and compliance with the required ratio of total debt to total capital as defined in and required by the Company's current credit agreement (the "Credit Agreement"). The Credit Agreement requires the Company to maintain a minimum consolidated net worth (generally defined therein as common shareholders' equity plus any outstanding preferred stock) of $1.5 billion as of December 31, 1998. In addition, the Credit Agreement imposes a maximum 65 percent ratio of total debt to total capital (defined therein as total debt plus net worth). At December 31, 1998, the consolidated net worth of the Company and the ratio of total debt to total capital as defined under the Credit Agreement were $1.8 billion and 51 percent, respectively.

     In connection with the Company's acquisition of Avenor on July 24, 1998, the Company issued an aggregate of 12,301,286 shares of its Common Stock to Avenor shareholders, and the Company's subsidiary, Bowater Canada Inc., issued an aggregate of 3,773,547 Exchangeable Shares to the former Avenor shareholders. The Exchangeable Shares are exchangeable, at the option of the holder, into shares of Bowater Common Stock on a one-for-one basis. The shares were issued pursuant to an order of arrangement approved by the Ontario Court of Justice (General Division) in exchange for all of the outstanding shares of common stock of Avenor. Accordingly, the issuance was exempt from registration pursuant to
Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     Information regarding the Company's financial position and operating record is incorporated herein by reference to pages 54-55 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information regarding the Company's business and financial results is incorporated herein by reference to pages 19-29 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Subsequent to the purchase of Avenor in July 1998, the Company's exposure to fluctuations in the Canadian dollar has increased. The newly acquired Canadian operations have costs that are primarily denominated in Canadian dollars. As a result, the Company's earnings will be affected, to a greater extent than in the past, by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the U.S. dollar will tend to reduce reported earnings in U.S. dollar terms, and decreases in the value of the Canadian dollar will tend to increase reported earnings.

     Using Canadian dollar range forward contracts, the Company actively hedges against the risk of a rising Canadian dollar. At December 31, 1998, the Company had approximately $1.3 billion of Canadian dollar contracts. Information regarding the carrying value and fair market value of the contracts is incorporated by reference to Note 11 on page 42 of the Annual Report. Information regarding the range of exchange rates by maturity date is summarized in the table below:

                                                            LIABILITY
                                        NOTIONAL     -----------------------      RANGE OF
FOREIGN CURRENCY EXCHANGE               AMOUNT OF    CARRYING       FAIR        CANADIAN$/US$
AGREEMENTS AND OPTIONS                 DERIVATIVES    AMOUNT    MARKET VALUE   EXCHANGE RATES
-------------------------              -----------   --------   ------------   ---------------
                                               (IN MILLIONS OF US$)
Buy Currency:
  Canadian dollar
     Due in 1999                        $  647.1      $ 54.3       $ 54.3      1.2820 - 1.4978
     Due in 2000                           457.8        42.1         42.1      1.2975 - 1.4853
     Due in 2001                           183.0         8.7          8.7      1.3625 - 1.5083
                                        --------      ------       ------      ---------------
          Total                         $1,287.9      $105.1       $105.1      1.2820 - 1.5083
                                        ========      ======       ======      ===============

     In 1998, the Company also purchased a South Korean newsprint mill, subjecting it to fluctuations in the Korean won/U.S. dollar exchange rate, since certain expenses and some purchases by the mill are denominated in won. However, many of the cash flows for purchases and sales are in U.S. dollars, thereby mitigating a majority of the currency risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated herein by reference to pages 30-53 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors is incorporated herein by reference to the material under the heading "Election of Directors -- Information on Nominees and Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders scheduled to be held May 12, 1999 (the "Proxy Statement"), filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     Information regarding the Company's executive officers is provided under the caption "Executive Officers of the Registrant as of March 22, 1999" on pages 9-11 of this Form 10-K.

     Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the material under the heading "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following are filed as a part of this Report on Form 10-K:

     (1) The following are included at the indicated page in the Annual Report and are incorporated by reference herein:

                                                              PAGE(S)
                                                              -------
Consolidated Statement of Operations for Each of the Years
  in the Three-Year Period Ended December 31, 1998..........      30
Consolidated Balance Sheet at December 31, 1998 and 1997....      31
Consolidated Statement of Capital Accounts for Each of the
  Years in the Three-Year Period Ended December 31, 1998....   32-33
Consolidated Statement of Cash Flows for Each of the Years
  in the Three-Year Period Ended December 31, 1998..........      34
Notes to Consolidated Financial Statements..................   35-52
Management's Statement of Responsibility and Independent
  Auditors' Report..........................................      53

     (2) The following financial statement schedule for the year ended December 31, 1998 is submitted herewith:

Schedule II -- Valuation and Qualifying Accounts............     F-1
Independent Auditors' Report on Schedule II.................     F-2

        All other financial statement schedules are omitted because they are not applicable, the amounts associated with them are immaterial, or because the required information is included in the financial statements or notes thereto.

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

 EXHIBIT
   NO.          DESCRIPTION
---------       -----------
   2.1          Amended and Restated Arrangement Agreement, dated as of
                March 9, 1998, by and between the Company and Avenor Inc.
                (incorporated by reference to Exhibit 2.1 to Annex D of the
                Joint Management Information Circular and Proxy Statement
                filed on June 18, 1998, on Schedule 14A for the Company,
                File No. 1-8712 (the "Schedule 14A")).
   2.2          Asset Purchase Agreement, dated August 4, 1998, by and
                between Bowater Pulp and Paper Canada Inc., the Company,
                Weyerhaeuser Canada Ltd. and Weyerhaeuser Company
                (incorporated by reference to Exhibit 2.1 to the Company's
                Current Report on Form 8-K dated October 15, 1998, File No.
                1-8712 (the "October 1998 8-K")).
   2.2.1        Amending Agreement, dated September 30, 1998, by and between
                Bowater Pulp and Paper Canada Inc., the Company,
                Weyerhaeuser Canada Ltd. and Weyerhaeuser Company
                (incorporated by reference to Exhibit 2.1.1 to the October
                1998 8-K).
   3.1          Restated Certificate of Incorporation of the Company, as
                amended (incorporated by reference to Exhibit 4.2 to the
                Company's Registration Statement No. 33-51569).
   3.2          Certificate of Designations of the 7% PRIDES, Series B
                Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on
                Form 8-K dated February 1, 1994, File No. 1-8712 (the
                "February 1994 8-K")).
   3.3          Certificate of Designations of the 8.40% Series C Cumulative
                Preferred Stock of the Company (incorporated by reference to
                Exhibit 4.2 to the February 1994 8-K).
   3.4          Certificate of Designation of the special voting stock of
                the Company (incorporated by reference to Exhibit 4.11 to
                Amendment No. 1 to the Company's Registration Statement No.
                333-57839 (the "Amendment No. 1 to the Registration
                Statement")).

 EXHIBIT
   NO.          DESCRIPTION
---------       -----------
   3.5          Bylaws of the Company amended and restated as of May 20,
                1998 (incorporated by reference to Exhibit 4.12 to Amendment
                No. 1 to the Registration Statement).
   4.1          Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other
                instruments with respect to long-term debt not being
                registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated
                basis (incorporated by reference to Exhibit 4.3 to the
                Company's Registration Statement No. 2-93455).
   4.2          See Exhibits 3.1, 3.4 and 3.5.
 +10.1          Employment Agreement, dated as of July 20, 1994, by and
                between the Company and Arnold M. Nemirow (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on
                Form 10-K for the period ending December 31, 1994, File No.
                1-8712 (the "1994 10-K")).
 +10.2          Employment Agreement, dated as of October 21, 1996, by and between the Company and Steven G. Lanzl (incorporated by
                reference to Exhibit 10.2 to the Company's Annual Report on
                Form 10-K for the period ending December 31, 1996, File No.
                1-8712 (the "1996 10-K")).
 +10.3          Employment Agreement, dated as of April 1, 1995, by and
                between the Company and E. Patrick Duffy (incorporated by
                reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1995, File No.
                1-8712).
 +10.4          Form of Employment Agreement by and between the Company and each of Robert A. Moran and Michael F. Nocito (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the period ending December 31, 1993, File
                No. 1-8712).
 +10.5          Form of Change in Control Agreement, by and between the
                Company and each of Edward Patrick Duffy, David G. Maffucci,
                Donald G. McNeil, Robert A. Moran, Arnold M. Nemirow, and
                Michael F. Nocito (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ending December 31, 1995, File No. 1-8712 (the "1995
                10-K")).
 +10.6          Form of Change in Control Agreement by and between the
                Company and each of Anthony H. Barash and Steven G. Lanzl
                (incorporated by reference to Exhibit 10.6 to the 1996
                10-K).
 +10.7          Employment Agreement, dated as of May 21, 1997, by and
                between the Company and Wendy C. Shiba (incorporated by
                reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1997, File No.
                1-8712 (the "June 1997 10-Q")).
 +10.8          Change in Control Agreement, dated as of May 21, 1997, by
                and between the Company and Wendy C. Shiba (incorporated by reference to Exhibit 10.2 to the June 1997 10-Q).
 +10.9          Employment Agreement, dated as of August 1, 1998, by and
                between the Company and James H. Dorton (incorporated by
                reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1998, File
                No. 1-8712 (the "September 1998 10-Q")).
 +10.10         Change in Control Agreement, dated as of August 1, 1998, by and between the Company and James H. Dorton (incorporated by reference to Exhibit 10.2 to the September 1998 10-Q).
 +10.11         Employment Agreement, dated as of August 1, 1997, by and
                between the Company and Arthur D. Fuller (incorporated by
                reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1997, File
                No. 1-8712 (the "September 1997 10-Q")).
 +10.12         Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Arthur D. Fuller (incorporated by reference to Exhibit 10.2 to the September 1997 10-Q).
 +10.13         Employment Agreement, dated as of November 1, 1995, by and between the Company and David G. Maffucci (incorporated by reference to Exhibit 10.12 to the 1995 10-K).

 EXHIBIT
   NO.          DESCRIPTION
---------       -----------
 +10.14         Employment Agreement, dated as of March 1, 1995, by and
                between the Company and Donald G. McNeil (incorporated by
                reference to Exhibit 10.12 to the 1994 10-K).
 +10.15         Employment Agreement, dated as of April 1, 1996, by and
                between the Company and Anthony H. Barash (incorporated by reference to Exhibit 10.14 to the 1995 10-K).
 +10.16         Employment Agreement, dated as of August 1, 1997, by and
                between the Company and Richard K. Hamilton (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on
                Form 10-K for the period ending December 31, 1997, File No.
                1-8712 (the "1997 10-K")).
 +10.17         Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Richard K. Hamilton
                (incorporated by reference to Exhibit 10.17 to the 1997
                10-K).
 +10.18         Employment Agreement, dated as of August 1, 1998, by and
                between the Company and William G. Harvey (incorporated by reference to Exhibit 10.3 to the September 1998 10-Q).
 +10.19         Change in Control Agreement, dated as of August 1, 1998, by and between the Company and William G. Harvey (incorporated by reference to Exhibit 10.4 to the September 1998 10-Q).
 +10.20         Employment Agreement, dated as of July 24, 1998, by and
                between the Company and David J. Steuart (incorporated by
                reference to Exhibit 10.5 to the September 1998 10-Q).
 +10.21         Change in Control Agreement, dated as of July 24, 1998, by and between the Company and David J. Steuart (incorporated by reference to Exhibit 10.6 to the September 1998 10-Q).
 +10.22*        Employment Agreement, dated as of November 1, 1995, by and between the Company and Robert D. Newman.
 +10.23*        Change in Control Agreement, dated as of November 1, 1995, by and between the Company and Robert D. Newman.
 +10.24*        Employment Agreement, dated as of August 1, 1997, by and
                between the Company and Jerry R. Gilmore.
 +10.25*        Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Jerry R. Gilmore.
 +10.26         Compensatory Benefits Plan of the Company, as amended and
                restated as of April 30, 1991 (incorporated by reference to
                Exhibit 10.8 to the Company's Annual Report on Form 10-K for
                the period ending December 31, 1991, File No. 1-8712 (the
                "1991 10-K")).
 +10.26.1       Amendment, effective as of January 1, 1996, to the
                Compensatory Benefits Plan of the Company (incorporated by reference to Exhibit 10.15.1 to the 1996 10-K).
 +10.26.2       Second Amendment, effective as of January 1, 1997, to the
                Compensatory Benefits Plan of the Company (incorporated by reference to Exhibit 10.18.2 to the 1997 10-K).
 +10.26.3*      Third Amendment, effective April 15, 1998, to the
                Compensatory Benefits Plan of the Company.
 +10.27         Annual Bonus Plan of the Company (incorporated by reference to Exhibit 10.16 to the 1994 10-K).
 +10.28         Deferred Compensation Plan for Outside Directors of the
                Company, as amended and restated effective January 1, 1997
                (incorporated by reference to Exhibit 10.18.1 to the 1996
                10-K).
 +10.29         Retirement Plan for Outside Directors of the Company,
                effective as of July 1, 1988 (incorporated by reference to
                Exhibit 10.19 to the 1995 10-K).
 +10.29.1       First Amendment to Retirement Plan for Outside Directors
                (incorporated by reference to Exhibit 10.19.1 to the 1995
                10-K).
 +10.29.2       Second Amendment to Retirement Plan for Outside Directors
                (incorporated by reference to Exhibit 10.21.2 to the 1997
                10-K).
 +10.29.3*      Third Amendment to Retirement Plan for Outside Directors.

 EXHIBIT
   NO.          DESCRIPTION
---------       -----------
 +10.30         Supplemental Benefit Plan for Designated Employees of
                Bowater Incorporated and Affiliated Companies, as amended
                and restated effective as of November 1, 1995 (incorporated by reference to Exhibit 10.20 to the 1995 10-K).
 +10.30.1       First Amendment, dated as of March 18, 1996, to the
                Supplemental Benefit Plan for Designated Employees of
                Bowater Incorporated and Affiliated Companies, as amended
                and restated effective as of November 1, 1995 (incorporated by reference to Exhibit 10.20.1 to the 1995 10-K).
 +10.30.2*      Second Amendment, effective April 15, 1998, to the
                Supplemental Benefit Plan for Designated Employees of
                Bowater Incorporated and Affiliated Companies as amended and restated effective November 1, 1995.
 +10.31*        Equity Participation Rights Plan, amended and restated as of
                January 1, 1999.
 +10.32         1988 Stock Incentive Plan of the Company (incorporated by
                reference to the Company's Proxy Statement for 1988, File
                No. 1-8712).
 +10.32.1       Amendment to 1988 Stock Incentive Plan of the Company, dated as of August 23, 1989 (incorporated by reference to Exhibit
                10.16A to the Company's Annual Report on Form 10-K for the
                period ending December 31, 1989, File No. 1-8712).
 +10.32.2*      Second Amendment, effective April 15, 1998, to the 1988
                Stock Incentive Plan of the Company.
 +10.33         Amended and Restated Benefit Plan Grantor Trust of the
                Company, effective as of April 15, 1998 (incorporated by
                reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1998, File No.
                1-8712 (the "June 1998 10-Q")).
 +10.34         Amended and Restated Executive Severance Grantor Trust of
                the Company, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.3 to the June 1998 10-Q).
 +10.35         Amended and Restated Outside Directors Benefit Plan Grantor
                Trust of the Company, effective as of April 15, 1998
                (incorporated by reference to Exhibit 10.2 to the June 1998
                10-Q).
 +10.36         Benefits Equalization Plan, dated as of August 22, 1990
                (incorporated by reference to Exhibit 10.20 to the Company's
                Annual Report on Form 10-K for the period ending December
                31, 1990, File No. 1-8712).
 +10.36.1       First Amendment to Bowater Incorporated Benefits
                Equalization Plan, effective as of January 1, 1996
                (incorporated by reference to Exhibit 10.28.1 to the 1996
                10-K).
 +10.36.2*      Second Amendment to Bowater Incorporated Benefits
                Equalization Plan, effective April 15, 1998.
 +10.37         1992 Stock Incentive Plan (incorporated by reference to
                Exhibit 10.23 to the 1991 10-K).
 +10.37.1*      First Amendment, effective April 15, 1998, to the 1992 Stock
                Incentive Plan.
 +10.38         Bowater Incorporated 1997 Stock Option Plan, effective as of
                January 1, 1997, as amended and restated (incorporated by
                reference to Exhibit 10.31 to the 1996 10-K).
 +10.38.1*      First Amendment, effective April 15, 1998, to the Bowater
                Incorporated 1997 Stock Option Plan, effective as of January
                1, 1997, as amended and restated.
 +10.39         Bowater Incorporated 1997-1999 Long-Term Incentive Plan,
                effective as of January 1, 1997, as amended and restated
                (incorporated by reference to Exhibit 10.32 to the 1996
                10-K).
 +10.39.1*      First Amendment, effective April 15, 1998, to the Bowater
                Incorporated 1997-1999 Long-Term Incentive Plan, effective as of January 1, 1997, as amended and restated.
 +10.40*        Senior Executive Retirement Plan of the Company's
                subsidiary, Bowater Pulp and Paper Canada Inc. (formerly
                Avenor Inc.), effective as of November 28, 1997.
  10.41         Licensing Agreement, dated as of December 30, 1976, as
                amended, between the Company and Bowater Industries plc
                (incorporated by reference to Exhibit 10.13 to the Company's
                Registration Statement No. 2-90172).

 EXHIBIT
   NO.          DESCRIPTION
---------       -----------
  10.42         Trademark Agreement, dated May 8, 1984, between the Company and Bowater Corporation plc (incorporated by reference to
                Exhibit 10.17 to the Company's Registration Statement No.
                2-90172).
  10.43         World-Wide Trademark Ownership, Use and Assignment
                Agreement, effective as of June 30, 1997, by and between the
                Company and Rexam plc (formerly Bowater plc) (incorporated by reference to Exhibit 10.40 to the 1997 10-K).
  10.44         364-Day Credit Agreement, dated as of June 24, 1998, among the Company, The Chase Manhattan Bank, as Administrative
                Agent, and the lenders signatory thereto (incorporated by
                reference to Exhibit 1.1 to the Schedule 13D filed on August
                3, 1998, by the Company, Bowater Canadian Holdings
                Incorporated and Bowater Canada Inc. with respect to the
                common shares of Avenor Inc. (the "Schedule 13D")).
  10.45         Five Year Credit Agreement, dated as of June 24, 1998, among the Company, The Chase Manhattan Bank, as Administrative
                Agent, and the lenders signatory thereto (incorporated by
                reference to Exhibit 1.2 to the Schedule 13D).
  10.46         Support Agreement, dated as of July 24, 1998, between the
                Company, Bowater Canadian Holdings Incorporated and Bowater
                Canada Inc. (incorporated by reference to Annex G of the
                Schedule 14A).
  10.47         Voting and Exchange Trust Agreement, dated as of July 24,
                1998, between the Company, Bowater Canadian Holdings
                Incorporated, Bowater Canada Inc. and Montreal Trust Company
                of Canada (incorporated by reference to Annex F of the
                Schedule 14A).
  13.1*         Copy of the Company's 1998 Annual Report to Stockholders
                (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is
                furnished for the information of the Commission and is not deemed to be filed as part hereof).
  21.1*         Subsidiary Listing.
  23.1*         Consent of Independent Auditors.
  27.1*         Financial Data Schedule (electronic filing only).

---------------

* Filed herewith

+ This is a management contract or compensatory plan or arrangement.

     (b) On October 15, 1998, the Company filed a Current Report on Form 8-K, dated September 30, 1998, File No. 1-8712, including pro forma financial information, to report the disposition of the facility known as the Dryden Mill and related assets.

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

                                          BOWATER INCORPORATED

                                          By:      /s/  ARNOLD M. NEMIROW
                                            ------------------------------------
                                                     ARNOLD M. NEMIROW
                                               CHAIRMAN, PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER

Date: March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, as of March 25, 1999.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

               /s/  ARNOLD M. NEMIROW                  Director, Chairman, President and Chief
-----------------------------------------------------    Executive Officer
                  ARNOLD M. NEMIROW

               /s/  DAVID G. MAFFUCCI                  Senior Vice President and Chief Financial
-----------------------------------------------------    Officer
                  DAVID G. MAFFUCCI

               /s/  MICHAEL F. NOCITO                  Vice President and Controller
-----------------------------------------------------
                  MICHAEL F. NOCITO

               /s/  FRANCIS J. AGUILAR                 Director
-----------------------------------------------------
                 FRANCIS J. AGUILAR

                /s/  H. DAVID AYCOCK                   Director
-----------------------------------------------------
                   H. DAVID AYCOCK

                 /s/  RICHARD BARTH                    Director
-----------------------------------------------------
                    RICHARD BARTH

               /s/  KENNETH M. CURTIS                  Director
-----------------------------------------------------
                  KENNETH M. CURTIS

               /s/  CHARLES J. HOWARD                  Director
-----------------------------------------------------
                  CHARLES J. HOWARD

                 /s/  JAMES L. PATE                    Director
-----------------------------------------------------
                    JAMES L. PATE

                 /s/  JOHN A. ROLLS                    Director
-----------------------------------------------------
                    JOHN A. ROLLS

               /s/  ARTHUR R. SAWCHUK                  Director
-----------------------------------------------------
                  ARTHUR R. SAWCHUK

                              BOWATER INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1998

                                              BALANCE AT    CHARGED TO                                BALANCE
                                              BEGINNING     COSTS AND                                 AT END
                                               OF YEAR       EXPENSES     ADDITIONS     DEDUCTIONS    OF YEAR
                                              ----------    ----------    ---------     ----------    -------
                                                                                     (IN MILLIONS)
Restructuring Reserve                          $     --      $     --     $ 63.4(1)       $(10.4)      $53.0
                                               ========      ========     ========        ======       =====

---------------

(1) Recorded in purchase accounting upon the acquisition of Avenor Inc.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bowater Incorporated

Under date of February 12, 1999, we reported on the consolidated balance sheets of Bowater Incorporated and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, capital accounts, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                 /s/ KPMG PEAT MARWICK

Greenville, South Carolina
February 12, 1999

                                 EXHIBIT INDEX

 EXHIBIT
   NO.          DESCRIPTION
---------       -----------
   2.1          Amended and Restated Arrangement Agreement, dated as of
                March 9, 1998, by and between the Company and Avenor Inc.
                (incorporated by reference to Exhibit 2.1 to Annex D of the
                Joint Management Information Circular and Proxy Statement
                filed on June 18, 1998, on Schedule 14A for the Company,
                File No. 1-8712 (the "Schedule 14A")).
   2.2          Asset Purchase Agreement, dated August 4, 1998, by and
                between Bowater Pulp and Paper Canada Inc., the Company,
                Weyerhaeuser Canada Ltd. and Weyerhaeuser Company
                (incorporated by reference to Exhibit 2.1 to the Company's
                Current Report on Form 8-K dated October 15, 1998, File No.
                1-8712 (the "October 1998 8-K")).
   2.2.1        Amending Agreement, dated September 30, 1998, by and between
                Bowater Pulp and Paper Canada Inc., the Company,
                Weyerhaeuser Canada Ltd. and Weyerhaeuser Company
                (incorporated by reference to Exhibit 2.1.1 to the October
                1998 8-K).
   3.1          Restated Certificate of Incorporation of the Company, as
                amended (incorporated by reference to Exhibit 4.2 to the
                Company's Registration Statement No. 33-51569).
   3.2          Certificate of Designations of the 7% PRIDES, Series B
                Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on
                Form 8-K dated February 1, 1994, File No. 1-8712 (the
                "February 1994 8-K")).
   3.3          Certificate of Designations of the 8.40% Series C Cumulative
                Preferred Stock of the Company (incorporated by reference to
                Exhibit 4.2 to the February 1994 8-K).
   3.4          Certificate of Designation of the special voting stock of
                the Company (incorporated by reference to Exhibit 4.11 to
                Amendment No. 1 to the Company's Registration Statement No.
                333-57839 (the "Amendment No. 1 to the Registration
                Statement")).
   3.5          Bylaws of the Company amended and restated as of May 20,
                1998 (incorporated by reference to Exhibit 4.12 to Amendment
                No. 1 to the Registration Statement).
   4.1          Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other
                instruments with respect to long-term debt not being
                registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated
                basis (incorporated by reference to Exhibit 4.3 to the
                Company's Registration Statement No. 2-93455).
   4.2          See Exhibits 3.1, 3.4 and 3.5.
 +10.1          Employment Agreement, dated as of July 20, 1994, by and
                between the Company and Arnold M. Nemirow (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on
                Form 10-K for the period ending December 31, 1994, File No.
                1-8712 (the "1994 10-K")).
 +10.2          Employment Agreement, dated as of October 21, 1996, by and between the Company and Steven G. Lanzl (incorporated by
                reference to Exhibit 10.2 to the Company's Annual Report on
                Form 10-K for the period ending December 31, 1996, File No.
                1-8712 (the "1996 10-K")).
 +10.3          Employment Agreement, dated as of April 1, 1995, by and
                between the Company and E. Patrick Duffy (incorporated by
                reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1995, File No.
                1-8712).
 +10.4          Form of Employment Agreement by and between the Company and each of Robert A. Moran and Michael F. Nocito (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the period ending December 31, 1993, File
                No. 1-8712).
 +10.5          Form of Change in Control Agreement, by and between the
                Company and each of Edward Patrick Duffy, David G. Maffucci,
                Donald G. McNeil, Robert A. Moran, Arnold M. Nemirow, and
                Michael F. Nocito (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ending December 31, 1995, File No. 1-8712 (the "1995
                10-K")).

 EXHIBIT
   NO.          DESCRIPTION
---------       -----------
 +10.6          Form of Change in Control Agreement by and between the
                Company and each of Anthony H. Barash and Steven G. Lanzl
                (incorporated by reference to Exhibit 10.6 to the 1996
                10-K).
 +10.7          Employment Agreement, dated as of May 21, 1997, by and
                between the Company and Wendy C. Shiba (incorporated by
                reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1997, File No.
                1-8712 (the "June 1997 10-Q")).
 +10.8          Change in Control Agreement, dated as of May 21, 1997, by
                and between the Company and Wendy C. Shiba (incorporated by reference to Exhibit 10.2 to the June 1997 10-Q).
 +10.9          Employment Agreement, dated as of August 1, 1998, by and
                between the Company and James H. Dorton (incorporated by
                reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1998, File
                No. 1-8712 (the "September 1998 10-Q")).
 +10.10         Change in Control Agreement, dated as of August 1, 1998, by and between the Company and James H. Dorton (incorporated by reference to Exhibit 10.2 to the September 1998 10-Q).
 +10.11         Employment Agreement, dated as of August 1, 1997, by and
                between the Company and Arthur D. Fuller (incorporated by
                reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1997, File
                No. 1-8712 (the "September 1997 10-Q")).
 +10.12         Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Arthur D. Fuller (incorporated by reference to Exhibit 10.2 to the September 1997 10-Q).
 +10.13         Employment Agreement, dated as of November 1, 1995, by and between the Company and David G. Maffucci (incorporated by reference to Exhibit 10.12 to the 1995 10-K).
 +10.14         Employment Agreement, dated as of March 1, 1995, by and
                between the Company and Donald G. McNeil (incorporated by
                reference to Exhibit 10.12 to the 1994 10-K).
 +10.15         Employment Agreement, dated as of April 1, 1996, by and
                between the Company and Anthony H. Barash (incorporated by reference to Exhibit 10.14 to the 1995 10-K).
 +10.16         Employment Agreement, dated as of August 1, 1997, by and
                between the Company and Richard K. Hamilton (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on
                Form 10-K for the period ending December 31, 1997, File No.
                1-8712 (the "1997 10-K")).
 +10.17         Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Richard K. Hamilton
                (incorporated by reference to Exhibit 10.17 to the 1997
                10-K).
 +10.18         Employment Agreement, dated as of August 1, 1998, by and
                between the Company and William G. Harvey (incorporated by reference to Exhibit 10.3 to the September 1998 10-Q).
 +10.19         Change in Control Agreement, dated as of August 1, 1998, by and between the Company and William G. Harvey (incorporated by reference to Exhibit 10.4 to the September 1998 10-Q).
 +10.20         Employment Agreement, dated as of July 24, 1998, by and
                between the Company and David J. Steuart (incorporated by
                reference to Exhibit 10.5 to the September 1998 10-Q).
 +10.21         Change in Control Agreement, dated as of July 24, 1998, by and between the Company and David J. Steuart (incorporated by reference to Exhibit 10.6 to the September 1998 10-Q).
 +10.22*        Employment Agreement, dated as of November 1, 1995, by and between the Company and Robert D. Newman.
 +10.23*        Change in Control Agreement, dated as of November 1, 1995, by and between the Company and Robert D. Newman.
 +10.24*        Employment Agreement, dated as of August 1, 1997, by and
                between the Company and Jerry R. Gilmore.
 +10.25*        Change in Control Agreement, dated as of August 1, 1997, by and between the Company and Jerry R. Gilmore.

 EXHIBIT
   NO.          DESCRIPTION
---------       -----------
 +10.26         Compensatory Benefits Plan of the Company, as amended and
                restated as of April 30, 1991 (incorporated by reference to
                Exhibit 10.8 to the Company's Annual Report on Form 10-K for
                the period ending December 31, 1991, File No. 1-8712 (the
                "1991 10-K")).
 +10.26.1       Amendment, effective as of January 1, 1996, to the
                Compensatory Benefits Plan of the Company (incorporated by reference to Exhibit 10.15.1 to the 1996 10-K).
 +10.26.2       Second Amendment, effective as of January 1, 1997, to the
                Compensatory Benefits Plan of the Company (incorporated by reference to Exhibit 10.18.2 to the 1997 10-K).
 +10.26.3*      Third Amendment, effective April 15, 1998, to the
                Compensatory Benefits Plan of the Company.
 +10.27         Annual Bonus Plan of the Company (incorporated by reference to Exhibit 10.16 to the 1994 10-K).
 +10.28         Deferred Compensation Plan for Outside Directors of the
                Company, as amended and restated effective January 1, 1997
                (incorporated by reference to Exhibit 10.18.1 to the 1996
                10-K).
 +10.29         Retirement Plan for Outside Directors of the Company,
                effective as of July 1, 1988 (incorporated by reference to
                Exhibit 10.19 to the 1995 10-K).
 +10.29.1       First Amendment to Retirement Plan for Outside Directors
                (incorporated by reference to Exhibit 10.19.1 to the 1995
                10-K).
 +10.29.2       Second Amendment to Retirement Plan for Outside Directors
                (incorporated by reference to Exhibit 10.21.2 to the 1997
                10-K).
 +10.29.3*      Third Amendment to Retirement Plan for Outside Directors.
 +10.30         Supplemental Benefit Plan for Designated Employees of
                Bowater Incorporated and Affiliated Companies, as amended
                and restated effective as of November 1, 1995 (incorporated by reference to Exhibit 10.20 to the 1995 10-K).
 +10.30.1       First Amendment, dated as of March 18, 1996, to the
                Supplemental Benefit Plan for Designated Employees of
                Bowater Incorporated and Affiliated Companies, as amended
                and restated effective as of November 1, 1995 (incorporated by reference to Exhibit 10.20.1 to the 1995 10-K).
 +10.30.2*      Second Amendment, effective April 15, 1998, to the
                Supplemental Benefit Plan for Designated Employees of
                Bowater Incorporated and Affiliated Companies as amended and restated effective November 1, 1995.
 +10.31*        Equity Participation Rights Plan, amended and restated as of
                January 1, 1999.
 +10.32         1988 Stock Incentive Plan of the Company (incorporated by
                reference to the Company's Proxy Statement for 1988, File
                No. 1-8712).
 +10.32.1       Amendment to 1988 Stock Incentive Plan of the Company, dated as of August 23, 1989 (incorporated by reference to Exhibit
                10.16A to the Company's Annual Report on Form 10-K for the
                period ending December 31, 1989, File No. 1-8712).
 +10.32.2*      Second Amendment, effective April 15, 1998, to the 1988
                Stock Incentive Plan of the Company.
 +10.33         Amended and Restated Benefit Plan Grantor Trust of the
                Company, effective as of April 15, 1998 (incorporated by
                reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1998, File No.
                1-8712 (the "June 1998 10-Q")).
 +10.34         Amended and Restated Executive Severance Grantor Trust of
                the Company, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.3 to the June 1998 10-Q).
 +10.35         Amended and Restated Outside Directors Benefit Plan Grantor
                Trust of the Company, effective as of April 15, 1998
                (incorporated by reference to Exhibit 10.2 to the June 1998
                10-Q).
 +10.36         Benefits Equalization Plan, dated as of August 22, 1990
                (incorporated by reference to Exhibit 10.20 to the Company's
                Annual Report on Form 10-K for the period ending December
                31, 1990, File No. 1-8712).

 EXHIBIT
   NO.          DESCRIPTION
---------       -----------
 +10.36.1       First Amendment to Bowater Incorporated Benefits
                Equalization Plan, effective as of January 1, 1996
                (incorporated by reference to Exhibit 10.28.1 to the 1996
                10-K).
 +10.36.2*      Second Amendment to Bowater Incorporated Benefits
                Equalization Plan, effective April 15, 1998.
 +10.37         1992 Stock Incentive Plan (incorporated by reference to
                Exhibit 10.23 to the 1991 10-K).
 +10.37.1*      First Amendment, effective April 15, 1998, to the 1992 Stock
                Incentive Plan.
 +10.38         Bowater Incorporated 1997 Stock Option Plan, effective as of
                January 1, 1997, as amended and restated (incorporated by
                reference to Exhibit 10.31 to the 1996 10-K).
 +10.38.1*      First Amendment, effective April 15, 1998, to the Bowater
                Incorporated 1997 Stock Option Plan, effective as of January
                1, 1997, as amended and restated.
 +10.39         Bowater Incorporated 1997-1999 Long-Term Incentive Plan,
                effective as of January 1, 1997, as amended and restated
                (incorporated by reference to Exhibit 10.32 to the 1996
                10-K).
 +10.39.1*      First Amendment, effective April 15, 1998, to the Bowater
                Incorporated 1997-1999 Long-Term Incentive Plan, effective as of January 1, 1997, as amended and restated.
 +10.40*        Senior Executive Retirement Plan of the Company's
                subsidiary, Bowater Pulp and Paper Canada Inc. (formerly
                Avenor Inc.), effective as of November 28, 1997.
  10.41         Licensing Agreement, dated as of December 30, 1976, as
                amended, between the Company and Bowater Industries plc
                (incorporated by reference to Exhibit 10.13 to the Company's
                Registration Statement No. 2-90172).
  10.42         Trademark Agreement, dated May 8, 1984, between the Company and Bowater Corporation plc (incorporated by reference to
                Exhibit 10.17 to the Company's Registration Statement No.
                2-90172).
  10.43         World-Wide Trademark Ownership, Use and Assignment
                Agreement, effective as of June 30, 1997, by and between the
                Company and Rexam plc (formerly Bowater plc) (incorporated by reference to Exhibit 10.40 to the 1997 10-K).
  10.44         364-Day Credit Agreement, dated as of June 24, 1998, among the Company, The Chase Manhattan Bank, as Administrative
                Agent, and the lenders signatory thereto (incorporated by
                reference to Exhibit 1.1 to the Schedule 13D filed on August
                3, 1998, by the Company, Bowater Canadian Holdings
                Incorporated and Bowater Canada Inc. with respect to the
                common shares of Avenor Inc. (the "Schedule 13D")).
  10.45         Five Year Credit Agreement, dated as of June 24, 1998, among the Company, The Chase Manhattan Bank, as Administrative
                Agent, and the lenders signatory thereto (incorporated by
                reference to Exhibit 1.2 to the Schedule 13D).
  10.46         Support Agreement, dated as of July 24, 1998, between the
                Company, Bowater Canadian Holdings Incorporated and Bowater
                Canada Inc. (incorporated by reference to Annex G of the
                Schedule 14A).
  10.47         Voting and Exchange Trust Agreement, dated as of July 24,
                1998, between the Company, Bowater Canadian Holdings
                Incorporated, Bowater Canada Inc. and Montreal Trust Company
                of Canada (incorporated by reference to Annex F of the
                Schedule 14A).
  13.1*         Copy of the Company's 1998 Annual Report to Stockholders
                (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is
                furnished for the information of the Commission and is not deemed to be filed as part hereof).
  21.1*         Subsidiary Listing.

 EXHIBIT
   NO.          DESCRIPTION
---------       -----------
  23.1*         Consent of Independent Auditors.
  27.1*         Financial Data Schedule (electronic filing only).

---------------

* Filed herewith

+ This is a management contract or compensatory plan or arrangement.