Form 10-Q
period 1999-03-31
BOWATER INC
filed 1999-05-13
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1999.

                Class                                Outstanding at May 6, 1999
                -----                                --------------------------

      Common Stock, $1.00 Par Value                      51,878,311 Shares

                              BOWATER INCORPORATED

                                    I N D E X

                                                                           Page
                                                                          Number
                                                                          ------

PART I   FINANCIAL INFORMATION

         1.  Financial Statements:

                  Consolidated Balance Sheet at March 31, 1999,
                  and December 31, 1998                                     3

                  Consolidated Statement of Operations for the Three
                  Months Ended March 31, 1999, and
                  March 31, 1998                                            4

                  Consolidated Statement of Capital Accounts
                  for the Three Months Ended March 31, 1999                 5

                  Consolidated Statement of Cash Flows for the
                  Three Months Ended March 31, 1999, and
                  March 31, 1998                                            6

                  Notes to Consolidated Financial Statements               7-8

         2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                9-14


PART II   OTHER INFORMATION

Exhibits and Reports on Form 8-K                                           15


SIGNATURES                                                                 16

PART I

                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (Unaudited, in millions)

                                                             March 31,       December 31,
                                                                1999            1998
                                                            ----------       ----------
                              ASSETS
Current assets:
  Cash and cash equivalents                                 $     27.5       $     58.3
  Marketable securities                                            1.2              1.2
  Accounts receivable, net                                       342.4            372.4
  Inventories                                                    206.6            186.3
  Other current assets                                            77.5             77.2
                                                            ----------       ----------
    Total current assets                                         655.2            695.4
                                                            ----------       ----------

Timber and timberlands (Note 2)                                  419.7            472.8
Fixed assets, net                                              2,837.2          2,885.2
Goodwill                                                         921.5            921.7
Other assets                                                     124.1            116.3
                                                            ----------       ----------
                                                            $  4,957.7       $  5,091.4
                                                            ==========       ==========
                      LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt (Note 3)           $     20.8       $     86.2
  Revolver credit                                                134.8            210.0
  Accounts payable and accrued liabilities                       395.2            464.4
  Income taxes payable (Note 2)                                   58.5           --
  Dividends payable                                               11.4             11.9
                                                            ----------       ----------
    Total current liabilities                                    620.7            772.5
                                                            ----------       ----------

Long-term debt, net of current installments (Note 3)           1,464.4          1,534.6
Other long-term liabilities                                      348.1            356.3
Deferred income taxes                                            520.1            522.2
Minority interests in subsidiaries (Note 4)                      133.2            128.8
Commitments and contingencies (Note 5)                          --               --

Shareholders' equity:
  Series C cumulative preferred stock (Note 6)                  --                 25.5
  Common stock                                                    59.4             59.0
  Exchangeable shares (Note 3)                                   157.0            110.8
  Additional paid-in capital                                   1,250.7          1,230.2
  Retained earnings                                              751.8            657.4
  Accumulated other comprehensive income/(loss)                  (33.2)           (28.9)
  Loan to ESOT                                                    (2.1)            (2.6)
  Treasury stock, at cost (Note 7)                              (312.4)          (274.4)
                                                            ----------       ----------
    Total shareholders' equity                                 1,871.2          1,777.0
                                                            ----------       ----------
                                                            $  4,957.7       $  5,091.4
                                                            ==========       ==========


          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited, in millions except per share amounts)

                                                                    Three Months Ended
                                                                 ------------------------
                                                                 March 31,       March 31,
                                                                    1999           1998
                                                                 ---------       --------
Sales                                                            $ 619.8           411.7
Distribution costs                                                  48.5            28.5
                                                                 -------         -------
    Net sales                                                      571.3           383.2
Cost of sales                                                      423.4           274.4
Depreciation, amortization and cost of timber harvested             75.8            45.2
                                                                 -------         -------
    Gross profit                                                    72.1            63.6
Selling and administrative expense                                  21.3            17.3
                                                                 -------         -------
    Operating income                                                50.8            46.3

Other expense/(income):
  Interest income                                                   (0.5)           (6.5)
  Interest expense, net of capitalized interest                     32.4            16.6
  Gain on sale of timberlands (Note 2)                            (145.4)          (21.0)
  Other, net (Note 8)                                              (12.3)            4.3
                                                                 -------         -------
                                                                  (125.8)           (6.6)
                                                                 -------         -------

    Income before income taxes and minority interests              176.6            52.9

Provision for income taxes (Note 9)                                 69.7            20.1
Minority interests in net income of subsidiaries                     0.4             8.0
                                                                 -------         -------

    Net income                                                     106.5            24.8

Other comprehensive income/(loss), net of tax:
  Foreign currency translation adjustments                          (4.3)           --
                                                                 -------         -------
    Comprehensive income                                         $ 102.2         $  24.8
                                                                 =======         =======


Basic earnings per common share (Note 10):                       $  1.93         $  0.60
                                                                 =======         =======

Average common shares outstanding                                   54.5            40.4
                                                                 =======         =======


Diluted earnings per common share (Note 10):                     $  1.89         $  0.59
                                                                 =======         =======

Average common and common equivalent shares outstanding             55.8            41.0
                                                                 =======         =======


          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                    For The Three Months Ended March 31, 1999
         (Unaudited, in millions of US dollars except per share amounts)

                                           Series C                                                 Accumulated
                                          Cumulative                          Additional               Other
                                          Preferred    Common   Exchangeable    Paid-in   Retained  Comprehensive  Loan to  Treasury
                                            Stock      Stock      Shares        Capital   Earnings  Income/(Loss)   ESOT     Stock
                                          ----------  --------  ------------  ----------  --------  -------------  -------  --------
Balance at December 31, 1998                $ 25.5     $ 59.0     $ 110.8      $1,230.2   $ 657.4    $ (28.9)     $ (2.6)  $(274.4)

Net income                                      -         -           -            -        106.5         -          -        -

New issuance of stock (Note 3)                  -         -          66.2          -          -           -          -        -

Retractions of Exchangeable Shares              -         0.4       (20.0)         19.6       -           -          -        -

Redemption of Series C Preferred Stock
   (Note 6)                                  (25.5)                                          (0.9)

Dividends on common stock and Exchangeable
   Shares ($.20 per share)                      -         -           -            -        (11.1)        -          -        -

Dividends on preferred stock:
  Series C ($.14 per share)                     -         -           -            -         (0.1)        -          -        -

Stock options exercised                         -         -           -             0.7       -           -          -        -

Tax benefit on exercise of stock options        -         -           -             0.2       -           -          -        -

Reduction in loan to ESOT                       -         -           -            -          -           -          0.5      -

Purchase of common stock (Note 7)               -         -           -            -          -           -          -       (38.0)

Foreign currency translation                    -         -           -            -          -         (4.3)        -        -
                                          ----------  --------  ------------  ---------- --------- -------------- -------  --------

Balance at March 31, 1999                   $   -      $ 59.4     $ 157.0      $1,250.7   $ 751.8    $ (33.2)     $ (2.1)  $(312.4)
                                          ==========  ========  ============  ========== ========= ============== =======  ========


          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in millions)

                                                                         Three Months Ended
                                                                     -------------------------
                                                                      March 31,      March 31,
                                                                        1999           1998
                                                                     ----------      ---------
Cash flows from  operating activities:
Net income                                                           $ 106.5         $ 24.8
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested                 75.8           45.2
Deferred income taxes                                                   (2.7)           3.7
Minority interests                                                       0.4            8.0
Gain from sale of timberlands (Note 2)                                (145.4)         (21.0)
Change in working capital:
  Accounts receivable, net                                              28.8           (3.5)
  Inventories                                                          (27.1)          (8.6)
  Accounts payable and accrued liabilities                             (53.8)           8.5
  Income taxes payable (Note 2)                                         58.5            9.9
Other, net                                                              (2.5)           5.4
                                                                     -------         ------
          Net cash from operating activities                            38.5           72.4
                                                                     -------         ------

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands                  (54.6)         (37.1)
Disposition of fixed assets, timber and timberlands (Note 2)           216.5           30.9
Cash invested in option contracts                                       --            (22.7)
Cash paid on maturity of hedging contracts                             (11.9)          --
Cash invested in marketable securities                                  (0.9)         (40.9)
Cash from maturities of marketable securities                            1.0          127.0
                                                                     -------         ------
          Net cash from investing activities                           150.1           57.2
                                                                     -------         ------

Cash flows from  financing activities:
Proceeds from short-term borrowings                                    140.8           --
Payments of short-term borrowings                                     (216.0)          --
Cash dividends, including minority interests (Note 4)                  (13.9)         (24.0)
Purchase of common stock (Note 7)                                      (38.0)          --
Redemption of Convertible Subordinated Debentures (Note 3)             (65.9)          --
Payments of long-term debt                                              (1.4)          (0.5)
Redemption of Series C Preferred Stock (Note 6)                        (26.4)          --
Stock options exercised                                                  0.7            5.3
Other                                                                    0.7            0.5
                                                                     -------         ------
          Net cash used for financing activities                      (219.4)         (18.7)
                                                                     -------         ------

Net increase/(decrease) in cash and cash equivalents                   (30.8)         110.9

Cash and cash equivalents at beginning of year                          58.3          228.7
                                                                     -------         ------
Cash and cash equivalents at end of period                           $  27.5         $339.6
                                                                     =======         ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, net of capitalized interest                              $ (23.6)      $  (13.0)
  Income taxes                                                       $  (7.9)      $   (6.5)

Noncash investing and financing activity:
  Conversion of 7.50% Convertible Unsecured
  Subordinated Debentures into Bowater Canada Inc.
  Exchangeable Shares (Note 3)                                       $  66.2       $ --

          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company) as of March 31, 1999. The acquisition of Avenor Inc. and the South Korean newsprint mill, both which closed in July 1998, are not reflected in the accounts for the comparable period ended March 31, 1998. The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. During the first quarter of 1999, the Company sold approximately 981,000 acres of timberlands and the Pinkham Lumber Company resulting in a pre-tax gain of $145.4 million, or $1.59 per diluted share after tax. In addition, the Company recognized severance charges related to the sale of $2.3 million pre-tax. In April 1999, the Company completed the sale of approximately 650,000 acres of timberlands.

3. In February 1999, the Company redeemed all of its outstanding 7.50% Convertible Unsecured Subordinated Debentures due 2004. In connection with the redemption, the Company paid cash of approximately $65.9 million, and Bowater Canada Inc. issued 1,359,620 Exchangeable shares.

4. During the first quarter of 1999, the Board of Directors of Calhoun Newsprint Company (CNC) declared a $4.9 million dividend. As a result, $2.4 million was paid to the minority shareholder. In the first quarter of 1998, $15.4 million was paid to the minority shareholder.

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

6. In February 1999, the Company redeemed all the remaining shares of its 8.40% Series C Cumulative Preferred Stock for $26.6 million, including accrued dividends.

7. During the first quarter of 1999, the Company purchased 948,800 shares of its common stock at a cost of $38.0 million. The purchase of an additional 490,100 shares for $19.4 million in April completed the stock repurchase program authorized in November 1997. The Company purchased 4.1 million shares at a cost of $165.2 million under this program. Since the beginning of 1996, the Company has purchased 8.1 million shares of its common stock at a total cost of $321.2 million.

8. During the first quarter of 1999, other expense (income) includes $12.6 million of foreign exchange gains compared to a gain of $.3 million in the first quarter of 1998.

9. The effective tax rates for the first quarter of 1999 and 1998 were 39.5 percent and 38.0 percent, respectively.

10. The calculations of basic and diluted earnings per share for the three months ended March 31, 1999, include deductions of $0.1 million for Series C preferred stock dividends and $.9 million for deferred issuance costs associated with the redemption of the remaining outstanding shares of the Series C preferred stock. For the three months ended March 31, 1998, the calculations include a deduction of $0.6 million for Series C preferred stock dividends.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

11.  Segment Information:

     The Company is organized into four divisions, three of which are: the Newsprint & Directory Division, the Coated Paper Division and the Forest Products Division.
     * The Newsprint & Directory Division is responsible for the manufacturing operations of nine sites in the United States, Canada and South Korea. It is also responsible for the worldwide marketing of newsprint, directory paper and uncoated groundwood specialties.
     * The Coated Paper Division manufactures coated groundwood paper, newsprint, market pulp and uncoated groundwood specialties at one manufacturing site in the United States. This Division is responsible for the worldwide marketing and sales of coated groundwood paper.
     * The Forest Products Division operates three sawmills and manages 2.4 million acres of owned and leased timberlands in the United States and Canada, as well as 14 million acres of Crown-owned land in Canada on which the Company has cutting rights. This Division sells wood fiber to the Newsprint & Directory Division and Coated Paper Division, as well as markets and sells timber and lumber to third parties in North America.
     The Company's Pulp Division has marketing and sales responsibility for all of the Company's market pulp sales; however, the financial results from these sales are included in both the Newsprint & Directory Division and the Coated Paper Division. Accordingly, no results are reported for the Company's Pulp Division.

     The following tables summarize information about segment profit and loss and segment assets for the three months ended March 31, 1999 and 1998 and at March 31, 1999 and 1998, respectively:


(Unaudited, in millions of U.S. dollars)

---------------------------------------------------------------------------------------------------------------

                                     Newsprint &       Coated          Forest        Corporate/
        Three Months Ended            Directory        Paper          Products         Other
          March 31, 1999              Division        Division        Division      Eliminations      Total
---------------------------------------------------------------------------------------------------------------

Net sales-including internal sales        $  414.7        $  111.0       $  131.5         $   2.3     $  659.5
Elimination of intersegment sales             ---            ---            (88.2)          ---          (88.2)
---------------------------------------------------------------------------------------------------------------
Net sales - external customers               414.7           111.0           43.3             2.3        571.3
---------------------------------------------------------------------------------------------------------------
Operating income                              30.5            16.5           12.5            (8.7)        50.8
---------------------------------------------------------------------------------------------------------------
Total assets at 3/31/99                   $3,811.9        $  483.1       $  531.6          $131.1     $4,957.7
---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------

                                     Newsprint &       Coated          Forest        Corporate/
        Three Months Ended            Directory        Paper          Products          Other
          March 31, 1998              Division        Division        Division      Eliminations      Total
---------------------------------------------------------------------------------------------------------------

Net sales-including internal sales        $  232.2        $  115.6       $  110.1        $   ---      $  457.9
Elimination of intersegment sales             ---            ---            (74.7)           ---         (74.7)
---------------------------------------------------------------------------------------------------------------
Net sales - external customers               232.2           115.6           35.4            ---         383.2
---------------------------------------------------------------------------------------------------------------
Operating income                              13.0            28.2           16.4            (11.3)       46.3
---------------------------------------------------------------------------------------------------------------
Total assets at 3/31/98                   $1,358.4        $  493.1       $  444.1           $483.4    $2,779.0
---------------------------------------------------------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                                  Organization

The Company is organized into four divisions: the Newsprint & Directory Division, the Coated Paper Division, the Pulp Division and the Forest Products Division. Each Division, with the exception of the Pulp Division, is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution Division. Therefore, the Company's financial results are collected, analyzed and reported through the Newsprint & Directory, Coated Paper and Forest Products Divisions.

                              Results of Operations
                   Three Months Ended March 31, 1999, versus
                                 March 31, 1998

For the first quarter of 1999, the Company had operating income of $50.8 million, compared to operating income of $46.3 million for the first quarter of 1998. The Company's shipments of newsprint and market pulp increased due to the acquisition of Avenor Inc. (Avenor) in July 1998. These improvements were partially offset by lower prices for most of the Company's products.

    Net income for the first quarter of 1999 was $106.5 million, or $1.89 per diluted share, compared to net income of $24.8 million, or $0.59 per diluted share in the first quarter of 1998. Included in net income for the first quarter of 1999 was a pre-tax gain on the sale of timberlands of $145.4 million ($88.7 million after tax), or $1.59 per diluted share. In addition, the Company recorded pre-tax foreign currency exchange gains of $12.6 million, or $.19 per diluted share during the first quarter of 1999. First quarter 1999 net sales were $571.3 million, compared with $383.2 million for the first quarter of 1998 and $639.2 for the fourth quarter of 1998.

    Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported Divisions.

                            Product Line Information

In general, the Company's products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in exchange rates.

   The information provided in the following product line discussions concerning market and industry conditions was obtained from the following sources: the Newspaper Association of America; the Canadian Pulp and Paper Association; the American Forest & Paper Association; Resource Information System, Inc. (RISI) and the Media Industry Newsletter. This information is provided to enhance the reader's understanding of the Company's financial results and the conditions under which these results were achieved.

Net Sales by Product
(Unaudited, in millions of U.S. dollars)
------------------------------------------------------------
                                      Three Months Ended
                                   -------------------------
                                    March 31,    March 31,
                                       1999         1998
------------------------------------------------------------

Net sales:
   Newsprint                         $347.4        $183.5
   Coated groundwood                   80.0          97.3
   Directory paper                     36.3          43.8
   Market pulp                         96.5          42.7
   Uncoated groundwood specialties     16.3           9.0
   Lumber and other wood products      43.3          35.4
   Distribution costs                 (48.5)        (28.5)
                                   -------------------------
              Total net sales        $571.3        $383.2
                                   ------------- -----------

------------------------------------------------------------


NEWSPRINT The Company's average transaction price for newsprint was 9 percent lower in the first quarter of 1999 compared to the first quarter of 1998, while the Company's shipments of newsprint more than doubled. The increase in shipments was due to the acquisition of Avenor and the South Korean newsprint mill, both in July of 1998. The decrease in average price was due to an imbalance between supply and demand caused in part by the financial and economic problems in Asia which lowered demand from this region. Demand in North America is strong, although there is a temporary excess of supply. Comparing the first quarter of 1999 to the first quarter of 1998, total U.S. consumption and consumption of newsprint by U.S. daily newspapers increased. Ad lineage for U.S. daily newspapers also increased during the first two months of 1999

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

compared to the same period last year. At the end of the first quarter of 1999, newsprint inventory for the U.S. daily newspapers decreased compared to the year earlier period. North American mill inventories, however, were 60 percent higher than first quarter 1998 due to excess supply. As of April 30, 1999, the Company announced that it would curtail newsprint production by 125,000 metric tons to correct an order book imbalance.

COATED GROUNDWOOD The Company's coated groundwood average transaction price in the first quarter of 1999 was 11 percent lower than in the first quarter of 1998, and coated groundwood shipments were lower by 8 percent. Coated groundwood results were negatively impacted by the higher volume of coated paper imports and by the increased supply of other printing and writing papers. Overall consumption of coated groundwood paper was moderate during the quarter as magazine advertising pages and catalogue mailings, measured by Standard A mail weight, increased slightly over a strong first quarter a year ago. North American mill inventories of coated groundwood paper as of March 31, 1999, were 196,000 short tons or 53 percent higher than the year ago period which is also above average historical levels.

DIRECTORY PAPER Shipments of the Company's directory paper were 13 percent lower in the first quarter of 1999 compared to the first quarter of 1998 and the average transaction price declined 4 percent. Directory prices generally trend similarly to newsprint pricing, but with a lag due to the contract nature of the directory business.

MARKET PULP The first quarter average transaction price for the Company's market pulp decreased 2 percent compared to the first quarter of 1998. Shipments were significantly higher than the year ago period due to the inclusion of market pulp production capacity added with the acquisition of Avenor. Compared to the first quarter of 1998, NORSCAN (U.S., Canada, Finland, Norway and Sweden producers) shipments to Asia increased 19 percent as increased economic activity spurred paper demand. NORSCAN operating rates averaged 93 percent for the first quarter 1999 and NORSCAN shipments increased 218,000 metric tons when compared to the same period a year ago. At the end of the quarter, NORSCAN producer inventories were 1.5 million metric tons or a 25 days supply. With these improving fundamentals, the Company announced a market pulp price increase of $25 to $30 per metric ton (depending on grade) as of April 1999.

LUMBER The average transaction price for the Company's lumber products decreased 10 percent in the first quarter of 1999 compared to the first quarter of 1998. The decline in price was due primarily to a change in mix resulting from the inclusion of the Manifor sawmill, acquired with Avenor Inc. in July of 1998. Since the first quarter of 1998, the Asian economic crisis caused a reduction in net exports and thus, an increased domestic supply of lumber. This lowered pricing in the domestic market despite strong domestic demand. Housing starts in the first quarter of 1999 were 1.8 million units (seasonally adjusted annual rate) and repair and remodeling expenditures increased 9 percent over the first quarter of 1998. The Company's lumber shipments for the first quarter of 1999 increased by 37 percent compared to the first quarter of 1998, due mainly to the inclusion of the Manifor sawmill, acquired upon the purchase of Avenor.

TIMBER For the first quarter, shipments of the Company's timber products increased 34 percent compared to the first quarter of 1998. The increased shipments were due to the inclusion of timber products from the Avenor acquisition. Favorable weather conditions as well as the application of intensive forest management practices continues to increase shipments. The average transaction price for the Company's timber products in the first quarter decreased 9 percent compared to a year ago due to lower demand in the southeast United States timber markets.

                Divisional Performance

Net Sales by Division:
-----------------------------------------------------
                                 Three Months Ended
                                      March 31,
                                 --------------------
(In millions of US dollars)        1999       1998
-----------------------------------------------------
Division: (1)
Newsprint & Directory               $414.7    $232.2
Coated Paper                         111.0     115.6
Forest Products                       43.3      35.4
Corporate/Other Eliminations           2.3      -
                                 --------------------
    Total Net Sales                 $571.3    $383.2
-----------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Operating Income by Division:
-----------------------------------------------------
                                 Three Months Ended
                                      March 31,
                                 --------------------
(In millions of US dollars)         1999      1998
-----------------------------------------------------
Division: (1)
Newsprint & Directory              $30.5      $13.0
Coated Paper                        16.5       28.2
Forest Products                     12.5       16.4
Corporate/Other Eliminations        (8.7)     (11.3)
                                 --------------------
    Total Operating Income         $50.8      $46.3
-----------------------------------------------------

(1) Financial results for the production and sale of market pulp are included in the Newsprint & Directory Division and the Coated Paper Division. The Pulp Division is responsible for the marketing and distribution of the product.

Newsprint & Directory Division: In July 1998, this Division added five new manufacturing sites with the acquisitions of Avenor and the South Korean newsprint mill. Net sales for the Division increased 79 percent, from $232.2 million for first quarter 1998 to $414.7 million for first quarter 1999, primarily the result of adding the new sites, offset by lower average prices for newsprint, market pulp and directory. See the previous discussion of product line results.

    Operating income increased 135 percent, from $13.0 million for first quarter 1998 to $30.5 million for the first quarter 1999. Higher shipments of newsprint and pulp, partially offset by lower prices for newsprint, market pulp and directory account for this increase.

Coated Paper Division: Net sales decreased $4.6 million, from $115.6 million for first quarter 1998 to $111.0 million for first quarter 1999, due to lower average prices for newsprint, market pulp and coated, offset partially by higher shipments. See the previous discussion of product line results.

    Operating income decreased 41 percent, from $28.2 million for first quarter 1998 to $16.5 million for first quarter 1999. This decrease was primarily the result of lower prices for newsprint, market pulp and coated groundwood paper.

Forest Products Division: Net sales for the Division increased 22 percent, from $35.4 million for first quarter 1998 to $43.3 million for first quarter 1999, primarily a result of higher shipments offset by lower prices.
See the previous discussion of product line results.

    Operating income for the Division decreased $3.9 million or 24 percent for first quarter of 1999 compared to the first quarter of 1998 as a result of lower prices for timber and lumber.

    In the first quarter of 1999, the Company completed the sale of approximately 981,000 acres of timberland in the state of Maine and the Pinkham Lumber Company. In April 1999, the Company completed another timberland sale of approximately 650,000 acres, also in the state of Maine.

Corporate/Other Eliminations: Included in this category are general and administrative expenses. For first quarter 1999, this category also includes market pulp sales from the Gold River pulp mill, which was permanently closed in February 1999. Comparing the first quarter of 1999 to the first quarter of 1998, lower general and administrative expenses more than offset losses on the sales of market pulp.

Interest and Other Income and Expenses

Interest expense for the first quarter of 1999 compared to the same period last year increased $15.8 million or 95 percent due to the assumption of Avenor's debt and borrowings on the Company's credit facility. Comparing the same periods, interest income decreased $6.0 million due to lower average investment balances. During the first quarter of 1999, the majority of the Company's free cash flow was used to repay short-term borrowings.

    In March 1999, the Company completed the sale of approximately 981,000 acres of timberland located in the state of Maine and the Pinkham Lumber Company. In connection with this sale, the Company reported a pre-tax gain of $145.4 million. In April 1999, the Company completed another sale of approximately 650,000 acres of timberland located in the state of Maine.

    "Other, net" for the first quarter of 1999 was income of $12.3 million, compared with a net expense of $4.3 million in the same quarter of 1998. The increase in other income was almost entirely due to foreign exchange gains of $12.6 million during the first quarter of 1999, the majority of which resulted from marking to market the Company's $1.1 billion hedging program maintained by Avenor prior to the acquisition.

    The Company's effective tax rate for the first quarter of 1999 was 39.5 percent versus 38 percent in the prior year first quarter.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

The Company's cash and cash equivalents decreased to $27.5 million at March 31, 1999, from $58.3 million at December 31, 1998. The Company generated cash from operations of $38.5 million, cash from investing activities of $150.1 million, and used $219.4 million of cash for financing activities. Aside from cash flow from operations, capital expenditures, and changes in investments and short-term borrowings, the Company had several other significant cash transactions since December 31, 1998. These transactions include: cash proceeds of $216.5 million from the sale of 981,000 acres of timberland and the Pinkham Lumber Company; cash paid of $65.9 million for the redemption of the Company's 7.50% Convertible Unsecured Subordinated Debentures; cash paid of $26.4 million for the redemption of the Company's 8.40% Series C Preferred stock, and common stock purchases requiring cash of $38.0 million.

Cash from Operating Activities:

During the first three months of 1999, the Company's operations generated $38.5 million of cash compared to $72.4 million of cash during the first three months of 1998, a decrease of $33.9 million. The decrease was due to higher working capital needs partially offset by higher operating income. The 1999 operating cash flow includes the activities of the newly acquired mills.

Cash from Investing Activities:

Cash proceeds from investing activities in the first three months of 1999 totaled $150.1 million, compared with proceeds of $57.2 million during the first three months of 1998. Comparing the same periods, capital expenditures were $17.5 million higher, due mainly to the modernization of the Calhoun, Tennessee, newsprint facility. The Company expects total capital expenditures for 1999 to approximate $300.0 million.

     In March 1999, the Company completed the sale of 981,000 acres of timberland and the Pinkham Lumber Company resulting in cash proceeds of $216.5 million. In April 1999, the Company completed another sale of approximately 650,000 acres of timberlands which will result in cash proceeds of approximately $145.0 million. The Company's Forest Products Division periodically reviews timberland holdings and makes decisions to sell certain non-strategic tracts.

     In the first three months of 1999, the Company paid $11.9 million on the maturity of Canadian dollar hedging contracts and received net proceeds from the maturity of marketable securities of $0.1 million, compared with net proceeds of $86.1 million for the same period in 1998. Also in the first quarter of 1998, the Company invested $22.7 million in Canadian dollar option contracts.

Cash from Financing Activities:

Cash used for financing activities was $219.4 million for the first three months of 1999 compared to $18.7 million for the first three months of 1998. During the first quarter of 1999, the Company made net payments of $75.2 million on its revolving credit facility and paid $65.9 million for the redemption of its 7.50% Convertible Unsecured Subordinated Debentures due 2004. In addition to the cash payment, Bowater Canada Inc. issued 1.4 million Exchangeable shares. Also in the first quarter of 1999, the Company paid $26.4 million for the redemption of the Company's 8.40% Series C Preferred Stock. Cash dividends decreased $10.1 million from the prior year quarter primarily due to the payment of a higher cash dividend to the minority shareholder of Calhoun Newsprint Company during the first quarter of 1998 ($15.4 million compared to $2.4 million). In November 1997, the Company announced the adoption of a new stock repurchase program, authorizing it to repurchase up to 4.1 million shares of the Company's outstanding common stock in the open market or in privately-negotiated transactions subject to normal trading restrictions. As of March 31, 1999, the Company had purchased approximately 3.6 million shares at a cost of $145.8 million, of which 948,800 shares had been purchased at a cost of $38.0 million during the first quarter of 1999. As of April 1999, the Company completed the stock repurchase program, purchasing an additional 490,100 shares at a cost of $19.4 million. On May 12, 1999, the Board of Directors authorized a new stock repurchase program allowing the Company to buy back up to 5.5 million shares. The Company continues to consider the most effective use of its cash to be for internal capital investments, share repurchases, investments to grow the Company's primary product lines and additional debt reductions.

                                  Dispositions

In March 1999, the Company completed the sale of approximately 981,000 acres of timberland in the state of Maine and the Pinkham Lumber Company to a subsidiary of J.D. Irving, Limited of Saint John, New Brunswick, for $216.5 million. As part of the sale, an agreement with Irving was made to supply

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

wood fiber from the purchased timberlands to the Company's paper making operations at Great Northern Paper in Millinocket and East Millinocket, Maine.

    In April 1999, the Company completed the sale of approximately 650,000 acres of timberland in the state of Maine to affiliates of McDonald Investment Company, Inc. of Birmingham, Alabama, for approximately $145.0 million. As part of the sale, an agreement with McDonald was made to supply wood fiber from the purchased timberlands to the Company's paper making operation at Great Northern Paper in Millinocket and East Millinocket, Maine.

                              Great Northern Paper

In October 1998, the Company reported that it would proceed with its previously announced $220 million modernization program for Great Northern Paper at its East Millinocket, Maine, pulp and paper mill complex. The Millinocket mill remained available for sale. During the first quarter of 1999, the Company received an unsolicited proposal from a Canadian investor group for the possible purchase of Great Northern Paper. This proposal is currently being reviewed.

                             Gold River Mill Closure

In February 1999, the Company permanently closed its Gold River pulp mill, which had been shut down due to market conditions since August 23, 1998. The costs associated with closing this mill were recorded in 1998.

                              Year 2000 Compliance

Since 1990, the Company has reengineered its major internally developed software programs. During this effort, the Company examined potential problems arising from the inability of certain application software programs to recognize the year 2000. The Company has separated its compliance analysis into three categories.

    The first category is business systems. A formal review of all internally developed software was completed in 1997 and systemwide testing was successfully completed during 1998. No major problems were encountered. In July 1998, the Company acquired new operations. To achieve business synergies and year 2000 compliance, the new operations' order fulfillment, order tracking and invoicing processes were migrated to the Company's internally developed software programs. In addition, all major third party licensed application software programs have been reviewed and are either compliant or the licenser has released a compliant version to which the Company will migrate by mid-year 1999. The costs associated with these business systems projects are currently estimated to be $3.0 million. As of March 31, 1999, approximately $2.0 million has been spent. The readiness percentage for items in this category is approximately 90 percent as of March 31, 1999.

    The second category includes manufacturing process control, manufacturing equipment and systems, safety, environmental and other non-traditional information systems areas. The Company currently estimates costs associated with this category to be $6.0 million. As of March 31, 1999, approximately $2.0 million has been spent. The readiness percentage for this category is approximately 87 percent as of March 31, 1999.

    The third category is the Company's business partners, customers and suppliers. Testing with e-commerce customers is under way. Briefings have been conducted for a number of customers at both mill and customer sites. The Company has identified 665 critical suppliers and is actively assessing their year 2000 readiness. As of March 31, 1999, approximately 83 percent of the critical suppliers have responded.

    The cost estimates to complete the Company's year 2000 projects do not include any internal costs incurred such as payroll costs for the Company's information systems group. Although these costs are not separately tracked, the Company has devoted a substantial amount of its internal resources to complete these projects. The Company plans to complete all of its major year 2000 compliance work by mid-year 1999 with the exception of two paper machines that are currently expected to become compliant in September 1999 coincident with scheduled maintenance shutdowns. In the event any aspect of the year 2000 program proves to be ineffective in resolving year 2000 compliance issues, the Company is developing a contingency plan covering all significant business functions and sites. The Company currently expects to complete this plan in October 1999.

    The Company's year 2000 compliance projects were designed and implemented to prevent an interruption of normal business activities or operations due to a system's inability to recognize the year 2000. Despite these efforts, if a material year 2000 problem does occur internally or with any of the

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Company's significant suppliers or vendors who cannot be replaced, it could materially adversely affect the Company's results of operations, liquidity or financial condition.

    The following is a cautionary statement for the purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company is including this statement to take advantage of these provisions for forward looking statements regarding its year 2000 compliance. In its disclosure, the Company stated estimated completion dates and costs to complete the project based on assumptions it believes to be reasonable. These estimates and assumptions almost always vary from actual results and the difference between the estimate and the actual result may be material, depending on the circumstances. Although made in good faith, there can be no assurance that the estimates and assumptions will be the actual result achieved or accomplished. Factors that could cause results to differ materially from those expressed in the forward looking statements include (but are not limited to), the ability to verify year 2000 compliance by third parties including suppliers, the ability to locate and correct all relevant computer code and the ability to identify all areas of year 2000 risks.

                              Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires a public company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt this standard in the first quarter of 2000. The Company has not yet assessed the impact this standard will have on its financial condition or results of operations at the time of adoption; however, the impact will ultimately depend on the amount and type of derivative instruments held at the time of adoption.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K):

         Exhibit No.  Description
         -----------  -----------
         10.1         Employment Agreement, dated as of March 15, 1999, by and
                      between the Company and James T. Wright.

         10.2 Change in Control Agreement, dated as of March 15, 1999, by and between the Company and James T. Wright.

         10.3 Employment Agreement, dated as of November 1, 1998, by and between the Company and Jerry R. Gilmore.

         10.4 Employment Agreement, dated as of July 24, 1998, by and between the Company and R. Donald Newman.

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



                                               BOWATER INCORPORATED

                                               By  /s/  David G. Maffucci
                                                   -----------------------------
                                                   David G. Maffucci
                                                   Senior Vice President and
                                                   Chief Financial Officer



                                               By  /s/  Michael F. Nocito
                                                   -----------------------------
                                                   Michael F. Nocito
                                                   Vice President and Controller


Dated:   May 13, 1999

                                INDEX TO EXHIBITS


Exhibit No.       Description
-----------       -----------
10.1              Employment Agreement, dated as of March 15, 1999, by and
                  between the Company and James T. Wright.

10.2 Change in Control Agreement, dated as of March 15, 1999, by and between the Company and James T. Wright.

10.3 Employment Agreement, dated as of November 1, 1998, by and between the Company and Jerry R. Gilmore.

10.4 Employment Agreement, dated as of July 24, 1998, by and between the Company and R. Donald Newman.

27.1              Financial Data Schedule (electronic filing only).