Form 10-Q
period 1999-06-30
BOWATER INC
filed 1999-08-16
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number              1-8712

                              BOWATER INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                      62-0721803
            --------------------------------       ------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1999.

                 Class                       Outstanding at August 10, 1999
                 -----                       ------------------------------

       Common Stock, $1.00 Par Value                51,215,540 Shares

                              BOWATER INCORPORATED

                                    I N D E X


                                                                           Page
                                                                          Number
                                                                          ------

  PART I   FINANCIAL INFORMATION

        1.  Financial Statements:

               Consolidated Balance Sheet at June 30, 1999,
               and December 31, 1998                                          3

               Consolidated Statement of Operations for the Three and Six
               Months Ended June 30, 1999, and June 30, 1998                  4

               Consolidated Statement of Capital Accounts
               for the Six Months Ended June 30, 1999                         5

               Consolidated Statement of Cash Flows for the
               Six Months Ended June 30, 1999, and June 30, 1998              6

               Notes to Consolidated Financial Statements                  7-11

        2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                12-20


  PART II   OTHER INFORMATION

  Exhibits and Reports on Form 8-K                                        21-22

  SIGNATURES                                                                 23

                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (Unaudited, in millions of US dollars)

                                                              June 30,         December 31,
                                                                1999               1998
                                                              --------           --------
                               ASSETS
Current assets:
  Cash and cash equivalents                                   $   36.5           $   58.3
  Marketable securities                                            2.1                1.2
  Accounts receivable, net                                       301.0              372.4
  Inventories                                                    187.4              186.3
  Other current assets                                            71.3               77.2
                                                              --------           --------
    Total current assets                                         598.3              695.4
                                                              --------           --------

Timber and timberlands (Note 2)                                  372.0              472.8
Fixed assets, net (Note 3)                                     2,722.8            2,885.2
Goodwill                                                         889.9              921.7
Other assets                                                     141.5              116.3
                                                              --------           --------
                                                              $4,724.5           $5,091.4
                                                              ========           ========
                       LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt (Note 4)             $   20.0           $   86.2
  Short-term bank debt                                            70.5              210.0
  Accounts payable and accrued liabilities                       321.3              464.4
  Income taxes payable (Note 2)                                   57.2               --
  Dividends payable                                               10.9               11.9
                                                              --------           --------
    Total current liabilities                                    479.9              772.5
                                                              --------           --------

Long-term debt, net of current installments (Note 4)           1,463.5            1,534.6
Other long-term liabilities                                      340.2              356.3
Deferred income taxes                                            454.1              522.2
Minority interests in subsidiaries                               128.6              128.8
Commitments and contingencies (Note 6)                            --                 --

Shareholders' equity:
   Series C cumulative preferred stock (Note 7)                   --                 25.5
   Common stock                                                   59.6               59.0
   Exchangeable shares (Note 4)                                  151.2              110.8
   Additional paid-in capital                                  1,260.4            1,230.2
   Retained earnings                                             746.7              657.4
   Accumulated other comprehensive income/(loss)                 (26.2)             (28.9)
   Loan to ESOT                                                   (1.7)              (2.6)
   Treasury stock, at cost (Note 8)                             (331.8)            (274.4)
                                                              --------           --------
    Total shareholders' equity                                 1,858.2            1,777.0
                                                              --------           --------
                                                              $4,724.5           $5,091.4
                                                              ========           ========


          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         (Unaudited, in millions of US dollars except per share amounts)

                                                                 Three Months Ended                Six Months Ended
                                                              -------------------------        ------------------------
                                                               June 30,         June 30,        June 30,        June 30,
                                                                 1999             1998            1999            1998
                                                              ----------        -------        ---------        -------
                                                               (Note 1)                        (Note 1)
Sales                                                         $    573.3        $ 423.9        $ 1,193.1        $ 835.6
Distribution costs                                                  45.9           28.2             94.4           56.7
                                                              ----------        -------        ---------        -------
    Net sales                                                      527.4          395.7          1,098.7          778.9
Cost of sales                                                      417.4          280.3            840.8          554.7
Depreciation, amortization and cost of timber harvested             76.0           43.1            151.8           88.3
Impairment of asset (Note 3)                                        92.0           --               92.0           --
                                                              ----------        -------        ---------        -------
    Gross profit/(loss)                                            (58.0)          72.3             14.1          135.9
Selling and administrative expense                                  21.3           13.7             42.6           31.0
                                                              ----------        -------        ---------        -------
    Operating income/(loss)                                        (79.3)          58.6            (28.5)         104.9

Other expense/(income):
  Interest income                                                   (1.3)          (6.2)            (1.8)         (12.7)
  Interest expense, net of capitalized interest                     30.6           16.7             63.0           33.3
  Gain on sale of timberlands (Note 2)                            (108.3)          (0.1)          (253.7)         (21.1)
  Other, net (Note 9)                                              (15.9)          16.8            (28.2)          21.1
                                                              ----------        -------        ---------        -------
                                                                   (94.9)          27.2           (220.7)          20.6
                                                              ----------        -------        ---------        -------

Income before income taxes and minority interests                   15.6           31.4            192.2           84.3

Provision for income taxes (Note 10)                                 7.8           11.9             77.5           32.0
Minority interests in net income of subsidiaries                     2.6            0.6              3.0            8.6
                                                              ----------        -------        ---------        -------

Net income                                                           5.2           18.9            111.7           43.7

Other comprehensive income/(loss), net of tax:
  Foreign currency translation adjustments                           7.0           (1.7)             2.7           (1.7)
                                                              ----------        -------        ---------        -------

Comprehensive income                                          $     12.2        $  17.2        $   114.4        $  42.0
                                                              ==========        =======        =========        =======

Basic earnings per common share (Note 11):                    $     0.10        $  0.45        $    2.03        $  1.05
                                                              ==========        =======        =========        =======


Average common shares outstanding                                   54.3           40.6             54.4           40.5
                                                              ==========        =======        =========        =======

Diluted earnings per common share (Note 11):                  $     0.10        $  0.44        $    2.00        $  1.03
                                                              ==========        =======        =========        =======


Average common and common equivalent shares outstanding             55.0           41.3             55.3           41.2
                                                              ==========        =======        =========        =======


          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                     For The Six Months Ended June 30, 1999
         (Unaudited, in millions of US dollars except per share amounts)

                                   Series C                                                      Accumulated
                                  Cumulative                            Additional                 Other
                                   Preferred   Common   Exchangeable     Paid-in     Retained   Comprehensive   Loan to   Treasury
                                     Stock     Stock       Shares        Capital     Earnings   Income/(Loss)     ESOT      Stock
                                  ----------   ------   ------------    ----------   --------   -------------  ---------  --------
Balance at December 31, 1998        $25.5       $59.0       $110.8       $1,230.2    $  657.4     $  (28.9)    $   (2.6)  $ (274.4)

Net income                           --          --           --             --         111.7         --           --         --

New issuance of stock (Note 4)       --          --           66.2           --          --           --           --         --

Retractions of Exchangeable
     Shares                          --           0.5        (25.8)          25.3        --           --           --         --

Redemption of Series C
     Preferred Stock (Note 7)       (25.5)                                               (0.9)

Dividends ($.40 per share)           --          --           --             --         (21.4)        --           --         --

Dividends on preferred stock:
  Series C ($.14 per share)          --          --           --             --          (0.1)        --           --         --

Stock options exercised              --           0.1         --              3.4        --           --           --         --

Tax benefit on exercise of
     stock options                   --          --           --              1.5        --           --           --         --

Reduction in loan to ESOT            --          --           --             --          --           --            0.9       --

Purchase of common stock (Note 8)    --          --           --             --          --           --           --        (57.4)

Foreign currency translation         --          --           --             --          --            2.7         --         --
                                    -----       -----       ------       --------    --------     --------     --------   --------

Balance at June 30, 1999            $--         $59.6       $151.2       $1,260.4    $  746.7     $  (26.2)    $   (1.7)  $ (331.8)
                                    =====       =====       ======       ========    ========     ========     ========   ========


          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited, in millions of US Dollars)

                                                                          Six Months Ended
                                                                      -----------------------
                                                                     June 30,         June 30,
                                                                       1999             1998
                                                                      ------           ------
Cash flows from  operating activities:
Net income                                                            $111.7           $ 43.7
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested                151.8             88.3
Deferred income taxes                                                  (50.6)             3.1
Minority interests                                                       3.0              8.6
Gain from sale of timberlands (Note 2)                                (253.7)           (21.1)
Writedown of Canadian exchange options (Note 9)                         --               22.3
Writedown of asset due to impairment (Note 3)                           92.0             --
Change in working capital:
  Accounts receivable, net                                              70.1            (10.4)
  Inventories                                                           (7.9)             0.6
  Accounts payable and accrued liabilities                            (116.8)             4.5
  Income taxes payable                                                  57.2             (5.9)
Other, net                                                              (9.4)            (1.5)
                                                                      ------           ------
          Net cash from operating activities                            47.4            132.2
                                                                      ------           ------

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands                  (93.7)           (73.2)
Disposition of fixed assets, timber and timberlands (Note 2)           360.8             31.7
Cash invested in option contracts                                       --              (22.7)
Cash paid on maturity of hedging contracts                             (19.9)            --
Cash invested in marketable securities                                  (2.4)           (40.9)
Cash from maturities of marketable securities                            1.6            192.3
                                                                      ------           ------
          Net cash from investing activities                           246.4             87.2
                                                                      ------           ------

Cash flows from financing activities:
Proceeds from short-term borrowings                                    254.7             --
Payments of short-term borrowings                                     (394.2)            --
Cash dividends, including minority interests (Note 5)                  (28.0)           (34.1)
Purchase of common stock (Note 8)                                      (57.4)            --
Redemption of Convertible Subordinated Debentures (Note 4)             (65.9)            --
Payments of long-term debt                                              (3.0)            (0.9)
Redemption of Series C Preferred Stock (Note 7)                        (26.4)            --
Stock options exercised                                                  3.5              6.5
Other                                                                    1.1              0.9
                                                                      ------           ------
          Net cash used for financing activities                      (315.6)           (27.6)
                                                                      ------           ------

Net increase/(decrease) in cash and cash equivalents                   (21.8)           191.8

Cash and cash equivalents at beginning of year                          58.3            228.7
                                                                      ------           ------
Cash and cash equivalents at end of period                            $ 36.5           $420.5
                                                                      ======           ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, net of capitalized interest                               $(63.6)          $(34.1)
  Income taxes                                                        $(59.3)          $(34.7)

Noncash investing and financing activity:
  Conversion of 7.50% Convertible Unsecured
  Subordinated Debentures into
  Exchangeable Shares (Note 4)                                        $ 66.2           $ --


          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company) as of June 30, 1999. The acquisition of Avenor Inc. (Avenor) and the South Korean newsprint mill, both of which closed in July 1998, are not reflected in the accounts for the comparable period ended June 30, 1998. The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

2. During the second quarter of 1999, the Company completed the sale of approximately 650,000 acres of timberlands resulting in a pre-tax gain of $108.3 million, or $1.20 per diluted share after tax. As part of the timberland sale, approximately $50 million of proceeds were received in the form of a long-term note. During the second quarter, this note was monetized through a special purpose subsidiary of the Company. The cash from the monetization is included in "Disposition of fixed assets, timber, and timberlands" in the Statement of Cash Flows. A portion of the debt of the special purpose entity of approximately $12.7 million has been guaranteed by the Company.

     Since the beginning of 1999, the Company has sold approximately 1,630,000 acres of timberlands resulting in a pre-tax gain of $253.7 or $2.80 per diluted share after tax. In addition, the Company recognized severance charges of $2.3 million pre-tax related to the sale during the first quarter of 1999.

3. During the second quarter of 1999, the Company signed an agreement with Inexcon Maine, Inc. for the purchase of Great Northern Paper (GNP). This agreement prompted a re-evaluation of the assets at GNP in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". Accordingly, the Company recorded a pre-tax impairment charge to its newsprint segment of $92.0 million, or $1.02 per diluted share. This charge is shown as a reduction to fixed assets in the Consolidated Balance Sheet. The assets were written to fair value, based on the proposed sale to Inexcon Maine, Inc. The sale is expected to close in August 1999.

4. In February 1999, the Company redeemed all of its outstanding 7.50% Convertible Unsecured Subordinated Debentures due 2004. In connection with the redemption, the Company paid cash of approximately $65.9 million and issued 1,359,620 Exchangeable shares.

5. During the first six months of 1999, the Board of Directors of Calhoun Newsprint Company (CNC) declared dividends totaling $10.1 million, of which $5.0 million was paid to the minority shareholder. In the first six months of 1998, $16.9 million was paid to the minority shareholder. The primary source of the 1998 dividends was the proceeds of a sale of approximately 26,000 acres of timberlands.

6. The Company is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, and other matters. The Company periodically reviews the status of these proceedings with both inside and outside counsel. The Company's management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or its financial condition taken as a whole.

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


7. In February 1999, the Company redeemed all the remaining shares of its 8.40% Series C Cumulative Preferred Stock for $26.6 million, including accrued dividends.

8. In May 1999, the Board of Directors authorized the repurchase of up to 5.5 million shares of Bowater Incorporated common stock (or approximately 10 percent of the Company's outstanding shares) in the open market. In April 1999, the Company completed its second stock repurchase program, purchasing
     1.4 million shares of its common stock at a cost of $57.4 million in 1999. The Company purchased a total of 4.1 million shares at a cost of $165.2 million under this program.

9. During the second quarter and first six months of 1999, "Other, net" in the Consolidated Statement of Operations includes $16.6 million and $29.2 million of foreign exchange gains, respectively. For the same periods in 1998, the amounts were insignificant.

     During the first quarter of 1998, the Company purchased options on the Canadian dollar at a cost of $22.7 million to hedge the acquisition of Avenor. During the first six months of 1998, the Company adjusted the cost of these options to fair market value resulting in a pre-tax charge of $22.3 million. In addition, during the second quarter of 1998, the Company closed out Korean won foreign exchange contracts resulting in a pre-tax gain of $2.6 million.

10. The effective tax rates for the second quarter of 1999 and 1998 were 50 percent and 38 percent, respectively. The majority of the increase in the effective tax rate for 1999 reflects the non-deductible amortization of goodwill recorded upon the acquisition of Avenor. For the first six months of 1999 and 1998, the effective tax rate was 40 percent and 38 percent, respectively.

11.  The calculation of basic and diluted earnings per share is as follows:

     ----------------------------------------- ---------------------------------- -------------------------------
                                                      Three Months Ended                 Six Months Ended
     (In millions, except per share amounts)
     ----------------------------------------- ---------------------------------- -------------------------------
                                                June 30, 1999    June 30, 1998    June 30, 1999   June 30, 1998
                                               ---------------- ----------------- --------------- ---------------

     Basic Computation:

     Net income                                     $   5.2         $   18.9         $   111.7         $   43.7
     Less:
         Series C Preferred Stock
               Dividends                               --               (0.6)             (0.1)            (1.1)
         Deferred issuance costs associated
               with Series C Preferred Stock           --               --                (1.0)            --

                                               ---------------- ----------------- --------------- ---------------
     Basic income available to common
     shareholders                                   $   5.2         $   18.3         $   110.6         $   42.6
                                               ---------------- ----------------- --------------- ---------------

     Basic weighted average shares
     outstanding                                       54.3             40.6              54.4             40.5

                                               ---------------- ----------------- --------------- ---------------
     Basic earnings per common share                $  0.10         $   0.45         $    2.03         $   1.05
                                               ---------------- ----------------- --------------- ---------------

     ----------------------------------------- ---------------- ----------------- --------------- ---------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------- --------------------------------- ----------------------------------
(In millions, except per share amounts)        Three Months Ended                  Six Months Ended
                                        --------------------------------- ----------------------------------
                                         June 30, 1999    June 30, 1998    June 30, 1999     June 30, 1998
                                        ----------------- --------------- ----------------- ----------------

Diluted Computation:

Diluted income available to common
shareholders                                 $   5.2          $   18.3       $   110.6           $   42.6
                                        ----------------- --------------- ----------------- ----------------

Basic weighted average shares
outstanding                                     54.3              40.6            54.4               40.5

Effect of dilutive securities:
    Options                                      0.7               0.7             0.9                0.7
                                        ----------------- --------------- ----------------- ----------------

Diluted weighted average shares
outstanding                                     55.0              41.3            55.3               41.2
                                        ----------------- --------------- ----------------- ----------------

Diluted earnings per common share            $  0.10          $   0.44        $   2.00           $   1.03
                                        ----------------- --------------- ----------------- ----------------

--------------------------------------- ----------------- --------------- ----------------- ----------------


12.  Segment Information:

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

     The Company's Pulp Division has marketing and sales responsibility for all of the Company's market pulp sales; however, the financial results from these sales are included in both the Newsprint & Directory Division and the Coated Paper Division. Accordingly, no results are reported for the Pulp Division.

     The following tables summarize information about segment profit and loss and segment assets for the three months ended June 30, 1999 and 1998, six months ended June 30, 1999 and 1998, and at June 30, 1999 and 1998, respectively:

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions of US. dollars)
-------------------------------------- --------------- -------------- --------------- ---------------- ------------
                                        Newsprint &       Coated          Forest        Corporate/
         THREE MONTHS ENDED              Directory         Paper         Products          Other
            JUNE 30, 1999                 Division        Division       Division      Eliminations       Total
-------------------------------------- --------------- -------------- --------------- ---------------- ------------

Net sales-including internal sales           $  384.4       $  110.7      $  130.5         $   0.1      $  625.7
Elimination of intersegment sales                ---           ---           (98.3)          ---           (98.3)
-------------------------------------- --------------- -------------- --------------- ---------------- ------------
Net sales - external customers                  384.4          110.7          32.2             0.1         527.4
-------------------------------------- --------------- -------------- --------------- ---------------- ------------
Operating income (1)                            (92.7)          15.6          12.3           (14.5)        (79.3)
-------------------------------------- --------------- -------------- --------------- ---------------- ------------



-------------------------------------- --------------- -------------- --------------- ---------------- ------------
                                        Newsprint &       Coated          Forest        Corporate/
         THREE MONTHS ENDED              Directory         Paper         Products          Other
            JUNE 30, 1998                 Division        Division       Division      Eliminations       Total
-------------------------------------- --------------- -------------- --------------- ---------------- ------------

Net sales-including internal sales           $  242.9       $  125.9      $  102.5       $   ---        $  471.3
Elimination of intersegment sales                ---           ---           (75.6)          ---           (75.6)
-------------------------------------- --------------- -------------- --------------- ---------------- ------------
Net sales - external customers                  242.9          125.9          26.9           ---           395.7
-------------------------------------- --------------- -------------- --------------- ---------------- ------------
Operating income                                 23.3           33.3           7.9            (5.9)         58.6
-------------------------------------- --------------- -------------- --------------- ---------------- ------------



-------------------------------------- --------------- -------------- --------------- ---------------- ------------
                                        Newsprint &       Coated          Forest        Corporate/
          SIX MONTHS ENDED               Directory         Paper         Products          Other
            JUNE 30, 1999                 Division        Division       Division      Eliminations       Total
-------------------------------------- --------------- -------------- --------------- ---------------- ------------

Net sales-including internal sales           $  799.1       $  221.7      $  262.0        $    2.4    $  1,285.2
Elimination of intersegment sales                ---           ---          (186.5)          ---          (186.5)
-------------------------------------- --------------- -------------- --------------- ---------------- ------------
Net sales - external customers                  799.1          221.7          75.5             2.4       1,098.7
-------------------------------------- --------------- -------------- --------------- ---------------- ------------
Operating income 1                              (62.2)          32.1          24.8           (23.2)        (28.5)
-------------------------------------- --------------- -------------- --------------- ---------------- ------------
Total assets at 6/30/99                      $3,564.8       $  476.0      $  498.0         $ 185.7      $4,724.5
-------------------------------------- --------------- -------------- --------------- ---------------- ------------



-------------------------------------- --------------- -------------- --------------- ---------------- ------------
                                        Newsprint &       Coated          Forest        Corporate/
          SIX MONTHS ENDED               Directory         Paper         Products          Other
            JUNE 30, 1998                 Division        Division       Division      Eliminations       Total
-------------------------------------- --------------- -------------- --------------- ---------------- ------------

Net sales-including internal sales           $  475.1       $  241.5      $  212.6       $   ---        $  929.2
Elimination of intersegment sales                ---           ---          (150.3)          ---          (150.3)
-------------------------------------- --------------- -------------- --------------- ---------------- ------------
Net sales - external customers                  475.1          241.5          62.3           ---           778.9
-------------------------------------- --------------- -------------- --------------- ---------------- ------------
Operating income                                 36.3           61.6          24.3           (17.3)        104.9
-------------------------------------- --------------- -------------- --------------- ---------------- ------------
Total assets at 6/30/98                      $1,360.0       $  491.5      $  423.0          $497.7      $2,772.2
-------------------------------------- --------------- -------------- --------------- ---------------- ------------


(1) Operating income for the Newsprint & Directory Division includes the $92.0 million impairment charge recorded in the second quarter of 1999.

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


13. Using Canadian dollar range forward contracts, the Company actively hedges against the risk of a rising Canadian dollar. At June 30, 1999, the Company had $899.4 million of Canadian dollar contracts. Information regarding the carrying value, fair market value, and range of exchange rates of the contracts is summarized in the table below:

     ---------------------------------------------------------------------------------------------
                                                            Liability
     (In millions of US$)             Notional    ------------------------------    Range of
     Foreign currency exchange        Amount of     Carrying         Fair         Canadian$/US$
     agreements and options          Derivatives     Amount      Market Value    Exchange Rates
     ---------------------------------------------------------------------------------------------
     Buy Currency:
        Canadian dollar
           Due in 1999                $   258.6      $   16.2       $    16.2    1.2820 - 1.4531
           Due in 2000                    457.8          24.8            24.8    1.2975 - 1.4853
           Due in 2001                    183.0           2.0             2.0    1.3625 - 1.5083
     ---------------------------------------------------------------------------------------------
                Total                 $   899.4      $   43.0       $    43.0    1.2820 - 1.5083
     ---------------------------------------------------------------------------------------------


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

                              RESULTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999, VERSUS
                                  JUNE 30, 1998

For the second quarter of 1999, the Company had an operating loss of $79.3 million, compared to operating income of $58.6 million for the second quarter of 1998. In the second quarter of 1999, the Company recorded a pre-tax impairment charge of $92.0 million, reducing the book value of assets at its Great Northern Paper operations. Without the impairment charge, operating income decreased $45.9 million from the second quarter of 1998. This decrease was due to lower prices for most of the Company's products and higher operating costs as a result of market-related downtime, which were partially offset by synergies achieved. The Company's shipments of newsprint and market pulp increased due to the acquisition of Avenor Inc. (Avenor) in July 1998.

    Net income for the second quarter of 1999 was $5.2 million, or $0.10 per diluted share, compared to net income of $18.9 million, or $0.44 per diluted share for the second quarter of 1998. Included in net income for the second quarter of 1999 was a pre-tax impairment charge of $92.0 million ($56.1 million after tax) or $1.02 per diluted share and a pre-tax gain on the sale of timberlands of $108.3 million ($66.1 million after tax), or $1.20 per diluted share. In addition, the Company recorded pre-tax foreign currency exchange gains of $16.6 million, or $0.22 per diluted share during the second quarter of 1999. Second quarter 1999 net sales were $527.4 million, compared with $395.7 million for the second quarter of 1998 and $571.3 for the first quarter of 1999.

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

   The information provided in the following product line discussions concerning market and industry conditions was obtained from the following sources: the Newspaper Association of America; the Canadian Pulp and Paper Association; the American Forest & Paper Association; Resource Information System, Inc. (RISI); Random Lengths; World Wood Review; and the Media Industry Newsletter. This information is provided to enhance the reader's understanding of the Company's financial results and the conditions under which these results were achieved.

NET SALES BY PRODUCT:

  -----------------------------------------------------------------
                                             THREE MONTHS ENDED
                                        ---------------------------
                                           JUNE 30,       JUNE 30,
  (In millions of US dollars)                1999           1998
  -----------------------------------------------------------------

  Net sales:
     Newsprint                              $310.8         $197.0
     Coated groundwood paper                  78.1          104.5
     Directory paper                          31.9           42.0
     Market pulp                             106.9           44.7
     Uncoated groundwood specialties          13.3            8.8
     Lumber and other wood products           32.3           26.9
     Distribution costs                      (45.9)         (28.2)
                                            ------         ------
                Total net sales             $527.4         $395.7
  -----------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Newsprint The Company's average transaction price for newsprint was 17 percent lower in the second quarter of 1999 compared to the second quarter of 1998, due to a supply and demand imbalance caused in part by the financial and economic problems in Asia, lowering demand from this region. During the second quarter of 1999, the Company reduced newsprint production by approximately 100,000 metric tons to correct an orderbook imbalance. Comparing the same periods, 1999 shipments were significantly higher as a result of the Company's acquisition of Avenor and the South Korean newsprint mill, both in July 1998. Total U.S. consumption of newsprint and consumption by U.S. daily newspapers increased in the second quarter of 1999 compared to the second quarter of 1998. Advertising lineage for U.S. daily newspapers also increased. At the end of the second quarter of 1999, newsprint inventory for the U.S. daily newspapers decreased compared to the same time last year. North American mill inventories decreased during the second quarter of 1999, but remained 29 percent higher than the levels at the end of the second quarter of 1998. Comparing the same quarters, U.S. newsprint imports decreased while North American newsprint exports decreased slightly. In July 1999, the Company announced a newsprint price increase for North America of $50 per metric ton effective October 1, 1999.

Coated Groundwood Paper The Company's coated groundwood paper average transaction price in the second quarter of 1999 was 17 percent lower than in the second quarter of 1998 and shipments were 10 percent lower than the year ago quarter. Magazine advertising pages and catalogue mailings, measured by Standard A mail weight, continued to increase slightly over a strong period a year ago. These positive indicators of consumption were offset, however, by the available supply of competing grades of paper and imported paper. U.S. mill inventories of coated groundwood paper were approximately 20 percent higher in the second quarter of 1999, compared to the second quarter of 1998; however, June's level declined compared to the previous months. With improving market conditions, the Company began implementing some price increases in the third quarter of 1999.

Directory Paper Following the decline in newsprint pricing, the average transaction price for the Company's directory paper was 7 percent lower for the second quarter of 1999 compared to the same period last year. Shipments declined 19 percent comparing the same quarter periods, due in part to the market-related downtime taken during the second quarter of 1999.

Market Pulp The second quarter average transaction price for the Company's market pulp increased 4 percent compared to the second quarter of 1998. In addition to improved market conditions, the Company's Avenor acquisition in July 1998 caused a change in the Company's product mix, which now includes northern bleached softwood and hardwood pulp. This change had a favorable price impact when comparing the two quarters. Shipments in the second quarter of 1999 were significantly higher than the year ago period, also due to the inclusion of market pulp products acquired with the acquisition of Avenor. The world pulp markets continued to strengthen during the second quarter of 1999. Second quarter 1999 pulp shipments from NORSCAN (U.S., Canada, Finland, Norway and Sweden) producing regions, at 5.6 million metric tons, increased 1 percent compared to the first quarter of 1999 and increased 8 percent compared to the second quarter of 1998. NORSCAN shipments increased to all major regions of the world. NORSCAN producer inventories decreased 171,000 metric tons during the quarter to 1.4 million metric tons, or a 22 days supply. NORSCAN inventories at June 1999 were 144,000 metric tons lower than June 1998. With these improving fundamentals, the Company announced and implemented market pulp price increases during the second quarter of 1999. In August 1999, the Company announced an additional price increase of $40 per metric ton effective September 1, 1999.

Lumber The average transaction price for the Company's lumber products remained stable in the second quarter of 1999 compared to the second quarter of 1998. Industry prices increased; however, a change in the Company's mix resulting from the inclusion of a sawmill acquired with Avenor in July 1998 offset other price increases. The Company's lumber shipments for the second quarter of 1999 increased 13 percent from the corresponding period in 1998, reflecting increased production efficiency and the Avenor acquisition, partially offset by the sale of Pinkham Lumber Company (sold as part of the timberlands transaction) in March 1999. U.S. demand for lumber was strong through the second quarter of 1999 with the price for Spruce-Pine-Fir (2 x 4) rising 20 percent from March to June 1999. Housing starts of 1.6 million units increased 4 percent

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

on a seasonally annual adjusted rate (SAAR) when compared to June 1998.

Timber For the second quarter of 1999, shipments of the Company's timber products increased 78 percent compared to the second quarter of 1998. The increased shipments were due to the application of intensive forest management practices in the U.S. south and an increased focus on external sales. The average transaction price for the Company's timber products decreased 27 percent in the second quarter compared to the same period in 1998. Prices also decreased 26 percent from the first quarter of 1999. The Company's sale of timberlands in the state of Maine reduced average transaction prices for the second quarter of 1999. Slight improvements in saw timber prices were offset by continued declines in both softwood and hardwood pulpwood pricing.

                             DIVISIONAL PERFORMANCE

NET SALES BY DIVISION:
-----------------------------------------------------
                                 THREE MONTHS ENDED
                                      JUNE 30,
                                 --------------------
(In millions of US dollars)        1999       1998
-----------------------------------------------------
DIVISION: (1)
Newsprint & Directory               $384.4    $242.9
Coated Paper                         110.7     125.9
Forest Products                       32.2      26.9
Corporate/Other Eliminations           0.1      -
                                 --------------------
    Total Net Sales                 $527.4    $395.7
-----------------------------------------------------

OPERATING INCOME/(LOSS) BY DIVISION:
-----------------------------------------------------
                                 THREE MONTHS ENDED
                                      JUNE 30,
                                 --------------------
(In millions of US dollars)         1999       1998
-----------------------------------------------------
DIVISION: (1)
Newsprint & Directory             $(92.7)     $23.3
Coated Paper                        15.6       33.3
Forest Products                     12.3        7.9
Corporate/Other Eliminations       (14.5)      (5.9)
                                 --------------------
          Income/(Loss)           $(79.3)     $58.6
-----------------------------------------------------

(1) Financial results for the production and sale of market pulp are included in the Newsprint & Directory Division and the Coated Paper Division. The Pulp Division is responsible for the marketing and distribution of the product.

Newsprint & Directory Division: In July 1998, this Division added five new manufacturing sites with the acquisitions of Avenor and the South Korean newsprint mill. Net sales for the Division increased 58 percent, from $242.9 million for second quarter 1998 to $384.4 million for second quarter 1999, primarily the result of adding the new sites. This increase was partially offset by lower average transaction prices for newsprint and directory paper. See the previous discussion of product line results.

    Operating income decreased $116.0 million, from $23.3 million for second quarter 1998 to a loss of $92.7 million for the second quarter 1999. The Company recorded a pre-tax impairment charge of $92.0 million, reducing the book value of assets at its Great Northern Paper operations. Without the impairment charge, operating income decreased $24.0 million. This decrease was due to lower transaction prices for newsprint and directory paper and higher operating costs as a result of market-related downtime, which were partially offset by synergies achieved.

Coated Paper Division: Net sales decreased $15.2 million, from $125.9 million for second quarter 1998 to $110.7 million for second quarter 1999, due to lower average prices for newsprint and coated groundwood paper, offset partially by higher shipments. See the previous discussion of product line results.

    Operating income decreased 53 percent, from $33.3 million for second quarter 1998 to $15.6 million for second quarter 1999. This decrease was primarily the result of lower prices for newsprint and coated groundwood paper.

     In July 1999, the Company acquired a coating facility in Benton Harbor, Michigan.

Forest Products Division: Net sales for the Division increased 20 percent, from $26.9 million for second quarter 1998 to $32.2 million for second quarter 1999, primarily as a result of higher shipments partially offset by lower transaction prices. See the previous discussion of product line results.

    Operating income for the Division increased $4.4 million or 56 percent for second quarter of 1999 compared to the second quarter of 1998 as a result of increased timber shipments and higher profitability from the lumber operations.

    In the second quarter of 1999, the Company completed the sale of approximately 650,000 acres of timberlands in the state of Maine.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate/Other Eliminations: Included in this category are general and administrative expenses. For second quarter 1999, this category also includes administrative expenses of the Pulp Division and market pulp financial activity from the Gold River pulp mill, which was permanently closed in February 1999. Comparing the second quarter of 1999 to the second quarter of 1998, operating expenses increased $8.6 million. This increase was due primarily to the inclusion of the Pulp Division as well as other general and administrative expenses resulting from the acquisition of Avenor in July 1998.

INTEREST AND OTHER INCOME AND EXPENSES

Interest expense for the second quarter of 1999 increased $13.9 million over the same period in 1998. This increase was due to the assumption of Avenor's debt and higher borrowings on the Company's revolving credit facility for the period. Interest income decreased compared to the prior year quarter due to lower average investment balances. In April 1999, the Company completed the sale of approximately 650,000 acres of timberlands located in the state of Maine. In connection with this sale, the Company reported a pre-tax gain of $108.3 million. "Other, net" for the second quarter of 1999 was a gain of $15.9 million, compared with a loss of $16.8 million for the same period in 1998. The Company reported a foreign exchange gain of $16.6 million during the second quarter of 1999, compared with a loss of $1.4 million during the second quarter of 1998. The majority of the gains recorded in the second quarter of 1999 resulted from marking to market the Company's $900 million hedging program. During the second quarter of 1998, the Company recorded a $18.0 million charge to adjust the cost of the Company's Canadian dollar option contracts to fair market value.

     The Company's effective tax rate for the second quarter of 1999 was 50 percent versus 38 percent in the prior year period. The increase in 1999 is due to the non-deductibility of the amortization of goodwill recorded upon the acquisition of Avenor.

                     SIX MONTHS ENDED JUNE 30, 1999, VERSUS
                                  JUNE 30, 1998

For the first six months of 1999, the Company had an operating loss of $28.5 million compared to operating income of $104.9 for the first six months of 1998. In the first six months of 1999, the Company recorded a pre-tax impairment charge of $92.0 million, reducing the book value of assets at its Great Northern Paper operations. Excluding the impairment charge, operating income was $41.4 million lower than the first six months of 1998. Lower transaction prices accounted for the majority of this decrease, partially offset by lower costs due to synergies.

                            PRODUCT LINE INFORMATION

NET SALES BY PRODUCT:

---------------------------------------------------------------
                                           SIX MONTHS ENDED
                                                JUNE 30,
                                       ------------------------
(In millions of US dollars)                1999        1998
---------------------------------------------------------------
NET SALES:
     Newsprint                            $658.2       $380.5
     Coated groundwood paper               158.1        201.8
     Directory paper                        68.2         85.8
     Market pulp                           203.4         87.4
     Uncoated groundwood specialties        29.5         17.8
     Lumber & other wood products           75.7         62.3
     Distribution costs                    (94.4)       (56.7)
                                       ------------------------
               Total net sales          $1,098.7       $778.9
---------------------------------------------------------------

Newsprint For the first six months of 1999, the Company's newsprint average transaction price decreased 13 percent compared to the same period last year, due to an imbalance in supply and demand caused in part by the financial and economic problems in Asia, which lowered demand from this region. During the second quarter of 1999, the Company reduced newsprint production by approximately 100,000 metric tons to correct an orderbook imbalance. As a result of the Avenor and the South Korean newsprint mill acquisitions in July 1998, shipments of newsprint for the first six months of 1999 increased significantly compared to the same period last year. Total U.S. consumption and consumption by U.S. daily newspapers increased during the first six months of 1999 when compared to the same period 1998. North American mill inventory levels at the end of June 1999 increased 29 percent compared to June 1998, while newsprint inventory at the U.S. daily newspapers decreased. North American offshore exports for the first half of 1999 decreased slightly compared to the first half of 1998, while U.S. imports of newsprint increased.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In July 1999, the Company announced a newsprint price increase for North America of $50 per metric ton effective October 1, 1999.

Coated Groundwood Paper The Company's coated groundwood paper average transaction price decreased 14 percent when compared to the first six months of 1998, while shipments decreased 9 percent. This product line continues to be influenced by increased coated paper imports and an increased supply of other printing and writing papers. For the industry, U.S. coated groundwood paper shipments were down 5 percent compared to the first half of 1998. Coated groundwood paper inventory held by the U.S. mills at the end of June 1999 increased 20 percent compared to the end of June 1998. Magazine advertising pages and catalogue mailings, measured by Standard A mail weight, increased for the first six months of 1999 compared to the same period last year. With improving market conditions, the Company began implementing some price increases in the third quarter of 1999.

Directory Paper The Company's average transaction price for directory paper decreased 5 percent in the first six months of 1999 compared to the first six months of 1998. Directory paper prices generally trend similarly to newsprint pricing, but with a lag due to the contract nature of the directory business. Shipments of the Company's directory paper decreased by 16 percent, primarily as a result of decreased shipments into the export market.

Market Pulp The average transaction price for the Company's market pulp for the first six months of 1999 increased slightly when compared to the first six months of 1998. In addition to market conditions, a change in product mix that includes northern bleached softwood and hardwood pulp, as a result of the Avenor acquisition, had a favorable impact on the comparison of first half 1999 market pulp prices to the same period in 1998. Shipments of the Company's market pulp products more than doubled as a result of the acquisition of Avenor in July 1998. NORSCAN (U.S., Canada, Finland, Norway and Sweden) pulp shipments increased 6 percent when compared to the first six months of 1998 while NORSCAN producer inventories decreased 144,000 metric tons to 1.4 million metric tons compared to June 1998. The Company announced and implemented market pulp price increases during the second quarter of 1999. In August 1999, the Company announced an additional price increase of $40 per metric ton effective September 1, 1999.

Lumber The average transaction price for the Company's lumber products declined 5 percent for the first half of 1999 compared to the first half of 1998. Industry prices increased for the first six months of 1999 compared to the same period last year; however, a change in the Company's product mix offset other price increases. The Company's lumber shipments in the first half of 1999 increased 25 percent over the same period last year, due mainly to the inclusion of a sawmill, acquired upon the purchase of Avenor. This increase was partially offset by the sale of Pinkham Lumber Company in March 1999. Housing starts in the first half of 1999 increased 7 percent on a seasonally adjusted basis, when compared to the first half of 1998.

Timber For the first six months of 1999, timber shipments increased 49 percent compared to the first six months of 1998. Application of intensive forest management practices and development of third party sales opportunities continue to increase shipments. The average transaction price for the Company's timber products for the first half of 1999 decreased 16 percent compared to the first half of 1998, due to lower demand in the southeast United States timber markets and the Company's sale of timberlands in the state of Maine.

                             DIVISIONAL PERFORMANCE

NET SALES BY DIVISION:
-----------------------------------------------------
                                  SIX MONTHS ENDED
                                      JUNE 30,
                                 --------------------
(In millions of US dollars)        1999       1998
-----------------------------------------------------
DIVISION: (1)
Newsprint & Directory               $799.1    $475.1
Coated Paper                         221.7     241.5
Forest Products                       75.5      62.3
Corporate/Other Eliminations           2.4      -
                                 --------------------
    Total Net Sales               $1,098.7    $778.9
-----------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING INCOME/(LOSS) BY DIVISION:
-----------------------------------------------------
                                  SIX MONTHS ENDED
                                      JUNE 30,
                                 --------------------
(In millions of US dollars)         1999      1998
-----------------------------------------------------
DIVISION: (1)
Newsprint & Directory             $(62.2)     $36.3
Coated Paper                        32.1       61.6
Forest Products                     24.8       24.3
Corporate/Other Eliminations       (23.2)     (17.3)
                                 --------------------
    Total Operating
         Income/(Loss)            $(28.5)    $104.9
-----------------------------------------------------

(1) Financial results for the production and sale of market pulp are included in the Newsprint & Directory Division and the Coated Paper Division. The Pulp Division is responsible for the marketing and distribution of the product.

Newsprint & Directory Division: In July 1998, this Division added five new manufacturing sites with the acquisitions of Avenor and the South Korean newsprint mill. Net sales for the Division increased 68 percent, from $475.1 million for the first six months of 1998 to $799.1 million for the first six months of 1999, primarily the result of adding the new sites, offset partially by lower average transaction prices for newsprint and directory paper. See the previous discussion of product line results.

    Operating income decreased $98.5 million, from $36.3 million for the first half of 1998 to a loss of $62.2 million for the first half of 1999. In the second quarter of 1999, the Company recorded a pre-tax impairment charge of $92.0 million, reducing the book value of assets at its Great Northern Paper operations. Without the impairment charge, operating income decreased $6.5 million. This decrease was due to lower transaction prices for newsprint and directory paper and higher operating costs as a result of market-related downtime, which were partially offset by synergies achieved. Shipments increased for the first half of 1999 compared to the same period last year due to the acquisitions of Avenor and the South Korean newsprint mill.

Coated Paper Division: Net sales decreased $19.8 million, from $241.5 million for the first six months of 1998 to $221.7 million for first six months of 1999, due to lower average prices for newsprint, market pulp and coated groundwood paper, offset partially by higher shipments. See the previous discussion of product line results.

    Operating income for the Division decreased $29.5 million, from $61.6 million for the first half of 1998 to $32.1 million for the first half of 1999, primarily the result of lower transaction prices for newsprint, coated groundwood paper, and market pulp.

    In July 1999, the Company acquired a coating facility in Benton Harbor, Michigan.

Forest Products Division: Net sales for the Division increased 21 percent, from $62.3 million for the first half of 1998 to $75.5 million for first half of 1999, primarily a result of higher shipments partially offset by lower prices. See the previous discussion of product line results.

    Operating income for the Division increased $0.5 million for the first six months of 1999 compared to the first six months of 1998, primarily the result of higher profitability for lumber products.

    In the first six months of 1999, the Company completed the sale of approximately 1.6 million acres of timberland in the state of Maine and the Pinkham Lumber Company.

Corporate/Other Eliminations: Included in this category are general and administrative expenses. For the first six months of 1999, this category also includes administrative expenses of the Pulp Division and market pulp sales from the Gold River pulp mill, which was permanently closed in February 1999. Comparing the first half of 1999 to the first half of 1998, higher general and administrative expenses are due to the inclusion of the Pulp Division and other administration expenses resulting from the purchase of Avenor in July 1998.

                     INTEREST AND OTHER INCOME AND EXPENSES

Interest expense for the first six months of 1999 increased $29.7 million over the same period in 1998 due to the assumption of Avenor's debt, and higher borrowings on the Company's revolving credit facility in the current period. Interest income decreased for the first six months of 1999 due to lower average investment balances. During the first six months of 1999, the Company sold approximately 1.6 million acres of timberlands located in the state of Maine and the Pinkham Lumber Company. In connection with these sales, the Company recorded a pre-tax gain of $253.7 million. "Other, net" for the

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

first six months of 1999 was a gain of $28.2 million compared with a loss of $21.1 million for the first six months of 1998. The Company reported foreign exchange gains of $29.2 million during the first six months of 1999, compared with a loss of $1.1 million during the same period in 1998. The majority of the gains reported in 1999 resulted from marking to market the Company's $900 million hedging program. During the first six months of 1998, the Company recorded a $22.3 million charge to adjust the cost of the Company's Canadian dollar option contracts to fair market value.

     The Company's effective tax rate for the first six months of 1999 was 40 percent versus 38 percent in the prior year period. The higher effective tax rate in 1999 reflects the non-deductibility of the amortization of goodwill recorded upon the acquisition of Avenor.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $36.5 million at June 30, 1999, from $58.3 million at December 31, 1998. The company generated cash from operations of $47.4 million and cash from investing activities of $246.4 million, and used $315.6 million for financing activities. In addition to cash flow from operations, capital expenditures, and changes in investments and short-term borrowings, the Company had several other significant cash transactions since December 31, 1998. These transactions include: cash proceeds of $356.0 million for the sale of approximately 1.6 million acres of timberlands; cash paid of $65.9 million for the redemption of the Company's 7.50% Convertible Unsecured Subordinated Debentures; cash paid of $26.4 million for the redemption of the Company's 8.40% Series C Preferred Stock; and common stock purchases requiring cash of $57.4 million.

CASH FROM OPERATING ACTIVITIES:

During the first six months of 1999, the Company's operations generated $47.4 million of cash compared to $132.2 million of cash during the first six months of 1998, a decrease of $84.8 million. This was largely attributable to a decrease in operating income of $41.4 million (excluding an impairment charge of $92.0 million in 1999), and higher working capital needs. The 1999 operating cash flow includes the activities of the newly acquired mills.

CASH FROM INVESTING ACTIVITIES:

Cash proceeds from investing activities in the first six months of 1999 totaled $246.4 million, compared with proceeds of $87.2 million during the first six months of 1998, an increase of $159.2 million. Comparing the same periods, capital expenditures were $20.5 million higher, due mainly to the modernization of the Calhoun, Tennessee, facility. The Company expects total capital expenditures for 1999 to approximate $220.0 million.

     In March 1999, the company completed the sale of 981,000 acres of Maine timberlands resulting in net cash proceeds of $211.8 million, after fees and expenses. In April 1999, the company completed another sale of 650,000 acres of Maine timberlands resulting in net cash proceeds of $144.2 million, after fees and expenses. The Company's Forest Products Division periodically reviews timberland holdings and makes decisions to sell certain non-strategic tracts.

     In the first six months of 1999, the company paid $19.9 million on the maturity of Canadian dollar hedging contracts and had net cash invested in marketable securities of $0.8 million, compared with net proceeds from maturity of securities of $151.4 million for the same period in 1998. During 1998, the Company invested $22.7 million in Canadian dollar option contracts.

CASH FROM FINANCING ACTIVITIES:

Cash used for financing activities was $315.6 million for the first six months of 1999 compared to cash used of $27.6 million for the first six months of 1998. During the first six months of 1999, the company made net payments of $139.5 million on its revolving credit facility and other short term borrowings and paid $65.9 million for the redemption of it 7.50% Convertible Unsecured Subordinated Debentures due 2004. In addition to the cash payment, Bowater Canada Inc. issued 1.4 million Exchangeable shares. Also in 1999, the Company paid $26.4 million for the redemption of the Company's 8.40% Series C Preferred Stock. Dividends paid decreased $6.1 million from the prior year period due to higher dividend payments to the minority shareholder of Calhoun Newsprint Company and Series C Preferred dividends during the first six months of 1998.

     In November 1997, the Company announced the adoption of a stock repurchase program, authorizing it to repurchase up to 4.1 million shares of the Company's outstanding common stock in the open market or in privately-negotiated transactions subject to normal trading restrictions. In April 1999, the Company completed its second stock repurchase program, which totaled approximately 4.1 million shares at a cost of $165.2 million. Of this total, 1.4 million shares were purchased during 1999 at a cost

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of $57.4 million. In May 1999, the Board of Directors authorized a new stock repurchase program allowing the Company to buy back up to 5.5 million shares. The Company considers various options for the use of its cash including share repurchases, internal capital investments, investments to grow the Company's primary product lines, and additional debt reduction.

     In the second quarter of 1999, the Company's $650 million, 364-day credit facility expired and was renewed at a reduced level of $150 million. The $350 million, five-year facility was not changed.

     In July 1999, the Company received cash proceeds of $31.7 million (before fees and expenses) from revenue bonds issued by the Industrial Development Board of the County of McMinn, Tennessee, which the Company previously applied for in conjunction with the modernization of its Calhoun, Tennessee, newsprint facility. The balance of the principal amount of $1.8 million will be received in the near future. The bonds are variable rate and mature on June 1, 2029.

                                  DISPOSITIONS

In April 1999, the Company completed the sale of approximately 650,000 acres of timberland in the state of Maine to affiliates of McDonald Investment Company, Inc. of Birmingham, Alabama, for $150.0 million. As part of the sale, an agreement with McDonald was made to supply wood fiber from the purchased timberlands to the Company's paper making operation at Great Northern Paper in Millinocket and East Millinocket, Maine.

    During the second quarter of 1999, the Company signed an agreement with Inexcon Maine, Inc. for the purchase of Great Northern Paper. Based on the sale price, the Company recorded a $92.0 million impairment charge in the second quarter. The sale is expected to close in August 1999.

                              YEAR 2000 COMPLIANCE

Since 1990, the Company has reengineered its major internally developed software programs. During this effort, the Company examined potential problems arising from the inability of certain application software programs to recognize the year 2000. The Company has separated its compliance analysis into three categories.

    The first category is business systems. A formal review of all internally developed software was completed in 1997 and systemwide testing was successfully completed during 1998. No major problems were encountered. In July 1998, the Company acquired new operations. To achieve business synergies and year 2000 compliance, the new operations' order fulfillment, order tracking and invoicing processes were migrated to the Company's internally developed software programs. In addition, all major third party licensed application software programs have been reviewed and are either compliant or the licenser released a compliant version to which the Company migrated. The costs associated with these business systems projects are currently estimated to be $2.8 million. As of June 30, 1999, approximately $2.5 million has been spent. The readiness percentage for items in this category is approximately 98 percent as of June 30, 1999, which assumes no interruption caused by external suppliers.

    The second category includes manufacturing process control, manufacturing equipment and systems, safety, environmental and other non-traditional information systems areas. The Company currently estimates cost associated with this category to be $6.6 million. As of June 30, 1999, approximately $3.8 million has been spent. The readiness percentage for this category is approximately 98 percent as of June 30, 1999, which assumes no interruption caused by external suppliers.

    The third category is the Company's business partners, customers and suppliers. Testing with e-commerce customers is continuing. Briefings have been conducted for a number of customers at both mill and customer sites. The Company identified 665 critical suppliers and is continuing to assess their year 2000 readiness. As of June 30, 1999, approximately 84 percent of the critical suppliers have responded.

    The cost estimates to complete the Company's year 2000 projects do not include any internal costs incurred such as payroll costs for the Company's information systems group. Although these costs are not separately tracked, the Company has devoted a substantial amount of its internal resources to complete these projects. As of June 30, 1999, the Company has completed 98 percent of all of its major

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

year 2000 compliance work. In the event any aspect of the year 2000 program proves to be ineffective in resolving year 2000 compliance issues, the Company is developing a contingency plan covering all significant business functions and sites. The Company currently expects to complete this plan in October 1999.

    The Company's year 2000 compliance projects were designed and implemented to prevent an interruption of normal business activities or operations due to a system's inability to recognize the year 2000. Despite these efforts, if a material year 2000 problem does occur internally or with any of the Company's significant suppliers or vendors who cannot be replaced, it could materially adversely affect the Company's results of operations, liquidity or financial condition.

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

                              ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires a public company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt this standard in the first quarter of 2001. The Company has not yet assessed the impact this standard will have on its financial condition or results of operations at the time of adoption; however, the impact will ultimately depend on the amount and type of derivative instruments held at the time of adoption.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

         On May 12, 1999, at the Company's Annual Meeting of Shareholders, the following matter was submitted to a vote of the shareholders:

         A resolution electing the following class of directors for a term of three years: Francis J. Aguilar (46,429,533 votes in favor; 166,362 votes withheld); John A. Rolls (46,421,907 votes in favor; 173,988 votes withheld); and Kenneth M. Curtis (46,430,232 votes in favor; 165,663 votes withheld). The names of each other director whose term of office as a director continued after the meeting are: Arnold M. Nemirow, H. David Aycock, Richard Barth, Charles J. Howard, James L. Pate and Arthur R. Sawchuk.


Item 6.    Exhibits and Reports on Form 8-K.

           (a)      Exhibits (numbered in accordance with Item 601 of Regulation
                    S-K):

         Exhibit No.       Description
         -----------       -----------

           10.1 Amended and Restated 364-Day Credit Agreement dated as of June 23, 1999, amending and restating 364-Day Credit Agreement dated as of June 24, 1998, between the Company, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

           10.2 Amendment No. 1 dated as of June 23, 1999, to the Five-Year Credit Agreement dated as of June 24, 1998, between the Company, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

           10.3 Form of First Amendment to Change in Control Agreement dated as of February 26, 1999, by and between the Company and each of E. Patrick Duffy, David G. Maffucci, Donald G. McNeil, Robert A. Moran, Arnold M. Nemirow and Michael F. Nocito.

           10.4 Form of First Amendment to Change in Control Agreement dated as of February 26, 1999, by and between the Company and each of Anthony H. Barash, James H. Dorton, Arthur D. Fuller, Jerry R. Gilmore, Richard K. Hamilton, Steven G. Lanzl, R. Donald Newman and Wendy C. Shiba.

           10.5 Form of First Amendment to Change in Control Agreement dated as of February 26, 1999, by and between the Company and each of William G. Harvey and David J. Steuart.

           10.6 Compensatory Benefits Plan of the Company, as amended and restated effective February 26, 1999.

           10.7 Retirement Plan for Outside Directors of the Company, amended and restated as of February 26, 1999.

           10.8 Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999.

           10.9 Equity Participation Rights Plan of the Company, amended and restated as of February 26, 1999.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


           10.10 Third Amendment, effective February 26, 1999, to the 1988 Stock Incentive Plan of the Company.

           10.11 First Amendment, effective February 26, 1999, to the Amended and Restated Benefit Plan Grantor Trust of the Company.

           10.12 First Amendment, effective February 26, 1999, to the Amended and Restated Executive Severance Grantor Trust of the Company.

           10.13 First Amendment, effective February 26, 1999, to the Amended and Restated Outside Directors Benefit Plan Grantor Trust of the Company.

           10.14 Benefits Equalization Plan of the Company, amended and restated as of February 26, 1999.

           10.15 Second Amendment, effective February 26, 1999, to the 1992 Stock Incentive Plan of the Company.

           10.16 Second Amendment, effective February 26, 1999, to the 1997 Stock Option Plan of the Company, as amended and restated January 1, 1997.

           27.1            Financial Data Schedule (electronic filing only).


           (b) Reports on Form 8-K:

                  On May 19, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated May 19, 1999, reporting under Item 5 (Other Events) the issuance of a press release announcing the signing of an agreement for the sale of Great Northern Paper, Inc.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BOWATER INCORPORATED

                                              By  /s/  David G. Maffucci
                                                  ------------------------------
                                                  David G. Maffucci
                                                  Senior Vice President and
                                                  Chief Financial Officer



                                              By  /s/  Michael F. Nocito
                                                  ------------------------------
                                                  Michael F. Nocito
                                                  Vice President and Controller



Dated:   August 16, 1999

                                INDEX TO EXHIBITS



         Exhibit No.       Description
         -----------       -----------

           10.1 Amended and Restated 364-Day Credit Agreement dated as of June 23, 1999, amending and restating 364-Day Credit Agreement dated as of June 24, 1998, between the Company, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

           10.2 Amendment No. 1 dated as of June 23, 1999, to the Five-Year Credit Agreement dated as of June 24, 1998, between the Company, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

           10.3 Form of First Amendment to Change in Control Agreement dated as of February 26, 1999, by and between the Company and each of E. Patrick Duffy, David G. Maffucci, Donald G. McNeil, Robert A. Moran, Arnold M. Nemirow and Michael F. Nocito.

           10.4 Form of First Amendment to Change in Control Agreement dated as of February 26, 1999, by and between the Company and each of Anthony H. Barash, James H. Dorton, Arthur D. Fuller, Jerry R. Gilmore, Richard K. Hamilton, Steven G. Lanzl, R. Donald Newman and Wendy C. Shiba.

           10.5 Form of First Amendment to Change in Control Agreement dated as of February 26, 1999, by and between the Company and each of William G. Harvey and David J. Steuart.

           10.6 Compensatory Benefits Plan of the Company, as amended and restated effective February 26, 1999.

           10.7 Retirement Plan for Outside Directors of the Company, amended and restated as of February 26, 1999.

           10.8 Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999.

           10.9 Equity Participation Rights Plan of the Company, amended and restated as of February 26, 1999.

           10.10 Third Amendment, effective February 26, 1999, to the 1988 Stock Incentive Plan of the Company.

           10.11 First Amendment, effective February 26, 1999, to the Amended and Restated Benefit Plan Grantor Trust of the Company.

           10.12 First Amendment, effective February 26, 1999, to the Amended and Restated Executive Severance Grantor Trust of the Company.

           10.13 First Amendment, effective February 26, 1999, to the Amended and Restated Outside Directors Benefit Plan Grantor Trust of the Company.

           10.14 Benefits Equalization Plan of the Company, amended and restated as of February 26, 1999.

           10.15 Second Amendment, effective February 26, 1999, to the 1992 Stock Incentive Plan of the Company.

           10.16 Second Amendment, effective February 26, 1999, to the 1997 Stock Option Plan of the Company, as amended and restated January 1, 1997.

           27.1            Financial Data Schedule (electronic filing only).