Form 10-Q
period 1999-09-30
BOWATER INC
filed 1999-11-12
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

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


         55 East Camperdown Way, P.O. Box 1028,   Greenville, SC 29602
         -------------------------------------------------------------
         (Address of principal executive offices)      (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 1999.


                  Class                    Outstanding at November 5, 1999
                  -----                    -------------------------------
       Common Stock, $1.00 Par Value              51,666,648 Shares

                              BOWATER INCORPORATED

                                    I N D E X

                                                                           Page
                                                                          Number
                                                                          ------
PART I FINANCIAL INFORMATION

    1. Financial Statements:

       Consolidated Balance Sheet at September 30, 1999,
       and December 31, 1998                                                   3

       Consolidated Statement of Operations for the Three and Nine
       Months Ended September 30, 1999, and September 30, 1998                 4

       Consolidated Statement of Capital Accounts
       for the Nine Months Ended September 30, 1999                            5

       Consolidated Statement of Cash Flows for the Nine Months
       Ended September 30, 1999, and September 30, 1998                        6

       Notes to Consolidated Financial Statements                           7-11

    2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       12-20

PART II OTHER INFORMATION

Exhibits and Reports on Form 8-K                                              21

SIGNATURES                                                                    22

                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)

                                                         September 30,   December 31,
                                                             1999            1998
                                                         -------------   ------------
                          ASSETS
Current assets:
  Cash and cash equivalents                                $   68.6        $   58.3
  Marketable securities                                         0.8             1.2
  Accounts receivable, net                                    290.9           372.4
  Income tax receivable                                        62.8             2.2
  Inventories                                                 152.2           186.3
  Other current assets                                         72.6            75.0
                                                           --------        --------
    Total current assets                                      647.9           695.4
                                                           --------        --------

Timber and timberlands (Note 3)                               345.5           472.8
Fixed assets, net (Note 2)                                  2,577.6         2,885.2
Goodwill                                                      881.6           921.7
Other assets                                                  140.4           116.3
                                                           --------        --------
                                                           $4,593.0        $5,091.4
                                                           ========        ========
                 LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt (Note 4)          $   18.5        $   86.2
  Short-term bank debt (Note 4)                                  --           210.0
  Accounts payable and accrued liabilities (Note 12)          349.0           464.4
  Dividends payable                                            10.9            11.9
                                                           --------        --------
    Total current liabilities                                 378.4           772.5
                                                           --------        --------

Long-term debt, net of current installments (Note 4)        1,494.0         1,534.6
Other long-term liabilities (Note 12)                         255.4           356.3
Deferred income taxes                                         549.1           522.2
Minority interests in subsidiaries                            122.1           128.8
Commitments and contingencies (Note 5)                           --              --

Shareholders' equity:
   Series C cumulative preferred stock (Note 6)                  --            25.5
   Common stock                                                59.8            59.0
   Exchangeable shares (Note 4)                               150.8           110.8
   Additional paid-in capital                               1,269.9         1,230.2
   Retained earnings                                          682.4           657.4
   Accumulated other comprehensive income/(loss)              (18.0)          (28.9)
   Loan to ESOT                                                (1.2)           (2.6)
   Treasury stock, at cost (Note 7)                          (349.7)         (274.4)
                                                           --------        --------
    Total shareholders' equity                              1,794.0         1,777.0
                                                           --------        --------
                                                           $4,593.0        $5,091.4
                                                           ========        ========


          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         (Unaudited, in millions of US dollars except per share amounts)

                                                                      Three Months Ended               Nine Months Ended
                                                                -----------------------------   ------------------------------
                                                                September 30,   September 30,   September 30,    September 30,
                                                                    1999            1998            1999             1998
                                                                -------------   -------------   -------------    -------------
Sales                                                               $555.7          $618.7         $1,748.8         $1,454.3
Distribution costs                                                    44.7            41.8            139.1             98.5
                                                                    ------          ------         --------         --------
    Net sales                                                        511.0           576.9          1,609.7          1,355.8

Cost of sales                                                        404.3           411.0          1,245.1            965.8
Depreciation, amortization and cost of timber harvested               75.0            65.8            226.8            154.1
Selling and administrative expense                                    27.5            19.5             70.1             50.5
Impairment of assets (Note 2)                                           --           119.6             92.0            119.6
Gain/(loss) on sale of assets (Note 3)                               (55.3)             --            198.4             21.1
                                                                    ------          ------         --------         --------
    Operating income/(loss)                                          (51.1)          (39.0)           174.1             86.9

Other expense/(income):
  Interest income                                                     (1.9)           (2.2)            (3.7)           (14.9)
  Interest expense, net of capitalized interest                       31.3            27.9             94.3             61.1
  Other, net (Note 8)                                                 (0.4)           50.1            (28.6)            71.3
                                                                    ------          ------         --------         --------
                                                                      29.0            75.8             62.0            117.5
                                                                    ------          ------         --------         --------

Income/(loss) before income taxes and minority interests             (80.1)         (114.8)           112.1            (30.6)

Provision for income taxes (Note 9)                                  (23.6)          (28.7)            53.9              3.3
Minority interests in net income of subsidiaries                      (3.1)            2.0             (0.1)            10.6
                                                                    ------          ------         --------         --------

Net income/(loss)                                                    (53.4)          (88.1)            58.3            (44.5)

Other comprehensive income/(loss), net of tax:
  Foreign currency translation adjustments                            (0.5)           (3.5)             2.2             (5.2)
  Minimum pension liability adjustments, net of taxes of $5.6          8.7              --              8.7               --
                                                                    ------          ------         --------         --------

Comprehensive income/(loss)                                         $(45.2)         $(91.6)        $   69.2         $  (49.7)
                                                                    ======          ======         ========         ========

Basic earnings / (loss) per common share (Note 10):                 $(0.98)         $(1.69)        $   1.05         $  (1.02)
                                                                    ======          ======         ========         ========


Average common shares outstanding                                     54.3            52.6             54.3             45.3
                                                                    ======          ======         ========         ========

Diluted earnings/(loss) per common share (Note 10):                 $(0.98)         $(1.69)        $   1.04         $  (1.02)
                                                                    ======          ======         ========         ========


Average common and common equivalent shares outstanding               54.3            52.6             55.2             45.3
                                                                    ======          ======         ========         ========


          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                  For The Nine Months Ended September 30, 1999
         (Unaudited, in millions of US dollars except per share amounts)

                                            Series C
                                           Cumulative                           Additional
                                           Preferred    Common   Exchangeable     Paid-in
                                             Stock       Stock      Shares        Capital
                                           ----------   ------   ------------   ----------
Balance at December 31, 1998                 $ 25.5      $59.0      $110.8       $1,230.2

Net income                                       --         --          --             --

New issuance of stock (Note 4)                   --         --        66.2             --

Retractions of Exchangeable Shares               --        0.5       (26.2)          25.6

Redemption of Series C Preferred Stock
   (Note 6)                                   (25.5)        --          --             --

Dividends on:
   Common ($.60 per share)                       --         --          --             --
   Series C ($.14 per share)                     --         --          --             --

Reduction in loan to ESOT                        --         --          --             --

Foreign currency translation                     --         --          --             --

Stock options exercised                          --        0.3          --            9.9

Tax benefit on exercise of stock options         --         --          --            4.2

Minimum  pension liability adjustments,
   net of taxes of $5.6                          --         --          --             --

Purchase of common stock (Note 7)                --         --          --             --
                                             ------      -----      ------       --------
Balance at September 30, 1999                $   --      $59.8      $150.8       $1,269.9
                                             ======      =====      ======       ========


                                                      Accumulated
                                                         Other
                                           Retained   Comprehensive   Loan to   Treasury
                                           Earnings   Income/(Loss)     ESOT      Stock
                                           --------   -------------   -------   --------
Balance at December 31, 1998                $657.4        $(28.9)      $(2.6)    $(274.4)

Net income                                    58.3            --          --          --

New issuance of stock (Note 4)                  --            --          --          --

Retractions of Exchangeable Shares              --            --          --          --

Redemption of Series C Preferred Stock                                                --
   (Note 6)                                   (0.9)           --          --

Dividends on:
   Common ($.60 per share)                   (32.3)           --          --          --
   Series C ($.14 per share)                  (0.1)           --          --          --

Reduction in loan to ESOT                       --            --         1.4          --

Foreign currency translation                    --           2.2          --          --

Stock options exercised                         --            --          --          --

Tax benefit on exercise of stock options        --            --          --          --

Minimum  pension liability adjustments,
   net of taxes of $5.6                         --           8.7          --          --

Purchase of common stock (Note 7)               --            --          --       (75.3)
                                            ------        ------       -----     -------
Balance at September 30, 1999               $682.4        $(18.0)      $(1.2)    $(349.7)
                                            ======        ======       =====     =======


           See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited, in millions of US Dollars)

                                                                         Nine Months Ended
                                                                  ------------------------------
                                                                  September 30,    September 30,
                                                                       1999            1998
                                                                  -------------    -------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income/(loss)                                                    $  58.3         $ (44.5)
Adjustments to reconcile net income/(loss)  to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested                226.8           154.1
Deferred income taxes                                                   41.7           (39.8)
Minority interests                                                      (0.1)           10.6
Gain/(loss) on sale of assets (Note 3)                                (198.4)          (21.1)
Writedown of Canadian exchange options (Note 8)                           --            22.7
Writedown of assets due to impairment (Note 2)                          92.0           119.6
Write off of long-term note receivable (Note 8)                           --            15.0
Change in working capital:
  Accounts receivable, net                                              36.2             2.9
  Inventories                                                           (1.0)           (6.8)
  Accounts payable and accrued liabilities                             (91.4)          (28.7)
  Income taxes receivable                                              (62.8)           (8.1)
Other, net                                                               3.7             1.6
                                                                     -------         -------
          Net cash from operating activities                           105.0           177.5
                                                                     -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Avenor Inc., net of cash acquired of $118 million          --          (675.0)
Acquisition of South Korean newsprint mill                                --          (201.0)
Cash invested in fixed assets, timber and timberlands                 (154.8)         (147.1)
Disposition of fixed assets, timber and timberlands (Note 3)           361.2            32.6
Disposition of Dryden pulp & paper mill                                   --           523.0
Disposition of Great Northern Paper, Inc. (Note 3)                     108.0              --
Cash invested in option contracts                                         --           (22.7)
Cash paid on maturity of hedging contracts                             (29.3)          (11.2)
Cash invested in marketable securities                                  (8.2)          (40.9)
Cash from maturities of marketable securities                            8.7           217.3
                                                                     -------         -------
          Net cash from (used for) investing activities                285.6          (325.0)
                                                                     -------         -------

CASH FLOWS FROM  FINANCING ACTIVITIES:
Proceeds from short-term borrowings (Note 4)                           269.1           620.3
Payments of short-term borrowings (Note 4)                            (479.1)          (85.0)
Cash dividends, including minority interests                           (42.4)          (45.7)
Purchase of common stock (Note 7)                                      (75.3)             --
Redemption of Convertible Subordinated Debentures (Note 4)             (65.9)             --
Proceeds from long-term borrowings                                      32.3              --
Payments of long-term debt                                              (4.3)           (1.4)
Redemption of Series C Preferred Stock (Note 6)                        (26.4)             --
Stock options exercised                                                 10.2             6.5
Other                                                                    1.5             1.3
                                                                     -------         -------
          Net cash from (used for) financing activities               (380.3)          496.0
                                                                     -------         -------

Net increase in cash and cash equivalents                               10.3           348.5

Cash and cash equivalents at beginning of year                          58.3           228.7
                                                                     -------         -------
Cash and cash equivalents at end of period                           $  68.6         $ 577.2
                                                                     =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, net of capitalized interest                              $  85.0         $  54.3
  Income taxes                                                       $  58.7         $  51.2

Noncash investing and financing activity:
  Conversion of 7.50% Convertible Unsecured
  Subordinated Debentures into
  Exchangeable Shares (Note 4)                                       $  66.2         $    --


          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (the Company) as of September 30, 1999. The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of Company management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

2. During the second quarter of 1999, the Company signed an agreement with Inexcon Maine, Inc. for the purchase of Great Northern Paper, Inc. (GNP), a wholly-owned subsidiary of the Company. This agreement prompted a re-evaluation of the long-lived assets at GNP in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Accordingly, the assets were written down to fair value based on the agreement and the Company recorded a pre-tax impairment charge to its newsprint segment of $92.0 million, or $1.02 per diluted share after tax. In 1998, the Company recorded a pre-tax impairment charge of $119.6 million related to its long-lived assets at GNP's West Millinocket facility.

3. In August 1999, the Company completed the sale of its GNP subsidiary to Inexcon Maine, Inc. for $250.0 million, consisting of cash ($108.0 million, net of expenses), a note ($10.0 million), and the assumption of certain liabilities ($130.0 million). The Company recognized a pre-tax loss of $55.3 million, or $.68 per diluted share after tax, consisting principally of employee-related liabilities. The pre-tax loss amount is subject to final closing adjustments. During the first nine months of 1999, the Company sold approximately 1.6 million acres of timberlands in the state of Maine for $366.5 million. The net cash proceeds on the sales totaled $356.0 million and the Company recognized a pre-tax gain of $253.7 million or $2.80 per diluted share after tax. The pre-tax amounts of both transactions are included on the line entitled "Gain/(loss) on sale of assets" in the Consolidated Statement of Operations.

    The following table shows GNP's net sales and operating income/(loss) included in the Company's Consolidated Statement of Operations for the three and nine months ended September 30, 1999:



        --------------------------------------------------------------------
                                       Three Months          Nine Months
         (millions of US dollars)          Ended                Ended
                                    September 30, 1999   September 30, 1999
        --------------------------------------------------------------------
         Net sales                        $ 40.4               $ 199.8
        --------------------------------------------------------------------
         Operating income/(loss)*         $ (4.2)              $  (8.1)
        --------------------------------------------------------------------

    * The nine months ended September 30, 1999, excludes a second quarter impairment charge of $92.0 million, and the sale of approximately 1.6 million acres of timberlands resulting in a pre-tax gain of $253.7 million.

4. In February 1999, the Company redeemed all of its outstanding 7.50% Convertible Unsecured Subordinated Debentures due 2004. In connection with the redemption, the Company paid cash of approximately $65.9 million and issued 1,359,620 Exchangeable shares. In addition, during the first nine months of 1999, the Company made net payments of $210.0 million on its short-term bank debt, eliminating the balance outstanding at December 31, 1998.

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

7. In May 1999, the Board of Directors authorized the repurchase of up to 5.5 million shares of Bowater Incorporated common stock (or approximately 10 percent of the Company's outstanding shares) in the open market. Through October 1999, the Company purchased 436,669 shares at a cost of $22.9 million under the current program. During the first four months of 1999, the Company completed its previous stock repurchase program, purchasing 1.4 million shares of its common stock at a cost of $57.4 million. The Company purchased a total of 4.1 million shares at a cost of $165.2 million under the previous program.

8. "Other, net" in the Consolidated Statement of Operations includes the following:

--------------------------------------------------------------------------------------------
                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                               -------------------------------------------------------------
                               September 30,   September 30,   September 30,   September 30,
                                   1999            1998            1999            1998
--------------------------------------------------------------------------------------------
Foreign exchange (gain)/loss      $(3.3)           $34.7          $(32.5)          $35.8
--------------------------------------------------------------------------------------------
Reserve for note receivable
  on disposed property               --             15.0             --             15.0
--------------------------------------------------------------------------------------------
Market adjustments on
  foreign exchange contracts         --               --             --             20.1
--------------------------------------------------------------------------------------------
Miscellaneous items                 2.9              0.4            3.9              0.4
--------------------------------------------------------------------------------------------
Total                             $(0.4)           $50.1          $(28.6)          $71.3
--------------------------------------------------------------------------------------------

9. The effective tax rates for the third quarter of 1999 and 1998 were 29.4 percent and 25 percent, respectively. The lower rates recorded on the pre-tax losses for these periods reflect the non-deductible amortization of goodwill. For the first nine months of 1999 and 1998, the effective tax rate was 48 percent on pre-tax income and 11 percent on a pre-tax loss, respectively. These rates reflect the non-deductible amortization of goodwill, and, in 1998, the non-deductibility of certain other book charges and allowances for tax benefits not expected to be realized.

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. The calculation of basic and diluted earnings per share is as follows:

-------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)       Three Months Ended              Nine Months Ended
-------------------------------------------------------------------------------------------------------
                                          September 30,   September 30,   September 30,   September 30,
                                              1999            1998            1999            1998
                                          -------------------------------------------------------------
Basic Computation:

Net income/(loss)                            $(53.4)        $(88.1)          $ 58.3          $(44.5)
Less:
    Series C Preferred Stock
      Dividends                                  --           (0.6)            (0.1)           (1.7)
    Deferred issuance costs associated
      with Series C Preferred Stock              --             --             (1.0)             --
                                          -------------------------------------------------------------
Basic income/(loss) available
to common shareholders                       $(53.4)        $(88.7)          $ 57.2          $(46.2)
                                          -------------------------------------------------------------
Basic weighted average shares
outstanding                                    54.3           52.6             54.3            45.3
                                          -------------------------------------------------------------
Basic earnings/(loss) per common
share                                        $(0.98)        $(1.69)          $ 1.05          $(1.02)
                                          -------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)        Three Months Ended               Nine Months Ended
                                          -------------------------------------------------------------
                                          September 30,   September 30,   September 30,   September 30,
                                              1999            1998            1999            1998
                                          -------------------------------------------------------------
Diluted Computation:

Diluted income/(loss)
available to common shareholders            $(53.4)         $(88.7)           $57.2          $(46.2)
                                          -------------------------------------------------------------
Basic weighted average shares
outstanding                                   54.3            52.6             54.3            45.3
                                          -------------------------------------------------------------
Effect of dilutive securities:
  Options                                      0.0(a)          0.0(a)           0.9             0.0(a)
                                          -------------------------------------------------------------
Diluted weighted average shares
outstanding                                   54.3            52.6             55.2            45.3
                                          -------------------------------------------------------------
Diluted earnings/(loss) per
common share                                $(0.98)         $(1.69)           $1.04          $(1.02)
                                          -------------------------------------------------------------
-------------------------------------------------------------------------------------------------------



(a) Due to the loss incurred for these periods, the effect of dilutive securities was excluded to prevent antidilution.

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


11. Segment Information:

    The Company is organized into four divisions, three of which are: the Newsprint Division, the Coated Paper Division and the Forest Products Division.

    * The Newsprint Division is responsible for the manufacturing operations of eight sites in the United States, Canada and South Korea. It is also responsible for the worldwide marketing of newsprint, directory paper and uncoated groundwood specialties.

    * The Coated Paper Division manufactures coated groundwood paper, newsprint, market pulp and uncoated groundwood specialties at one manufacturing site in the United States. This Division is responsible for the worldwide marketing and sales of coated groundwood paper.

    * The Forest Products Division operates three sawmills and manages 2.0 million acres of owned and leased timberlands in the United States and Canada, as well as 14 million acres of Crown-owned land in Canada on which the Company has cutting rights. This Division sells wood fiber to the Newsprint Division and Coated Paper Division, as well as markets and sells timber and lumber to third parties in North America.

    The Company's Pulp Division has marketing and sales responsibility for all of the Company's market pulp products; however, the financial results from these sales are included in both the Newsprint Division and the Coated Paper Division. Accordingly, no results are reported for the Pulp Division.

    The following tables summarize information about segment profit and loss and segment assets for the three months ended September 30, 1999 and 1998, nine months ended September 30, 1999 and 1998, and at September 30, 1999 and 1998, respectively:

(Unaudited, in millions of U.S. dollars)

----------------------------------------------------------------------------------------------
                                                    Coated     Forest     Corporate/
     THREE MONTHS ENDED               Newsprint      Paper    Products      Other
     SEPTEMBER 30, 1999              Division(a)   Division   Division   Eliminations   Total
----------------------------------------------------------------------------------------------
Net sales-including internal sales     $363.9       $114.6     $116.5       $   --     $595.0
Elimination of intersegment sales        (2.2)          --      (81.8)          --      (84.0)
----------------------------------------------------------------------------------------------
Net sales - external customers          361.7        114.6       34.7           --      511.0
----------------------------------------------------------------------------------------------
Operating income/(loss)                $(59.1)      $ 10.3     $ 11.7       $(14.0)    $(51.1)
----------------------------------------------------------------------------------------------

(a) The operating loss for Newsprint Division includes a loss of $55.3 million on the sale of GNP.

-----------------------------------------------------------------------------------------------
                                                    Coated     Forest     Corporate/
     THREE MONTHS ENDED               Newsprint      Paper    Products      Other
     SEPTEMBER 30, 1998              Division(b)   Division   Division   Eliminations    Total
-----------------------------------------------------------------------------------------------
Net sales-including internal sales     $410.0       $119.2     $142.8       $  7.6      $679.6
Elimination of intersegment sales          --           --     (102.7)          --      (102.7)
-----------------------------------------------------------------------------------------------
Net sales - external customers          410.0        119.2       40.1          7.6       576.9
-----------------------------------------------------------------------------------------------
Operating income/(loss)                $(68.2)      $ 29.3     $ 10.9       $(11.0)     $(39.0)
-----------------------------------------------------------------------------------------------

(b) The operating loss for Newsprint Division includes a $119.6 million impairment charge relating to GNP.

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

----------------------------------------------------------------------------------------------------
                                                    Coated      Forest       Corporate/
      NINE MONTHS ENDED               Newsprint      Paper     Products        Other
      SEPTEMBER 30, 1999             Division(c)   Division   Division(d)   Eliminations     Total
----------------------------------------------------------------------------------------------------
Net sales-including internal sales    $1,163.3      $336.3     $ 378.4         $  2.4      $1,880.4
Elimination of intersegment sales         (2.4)         --      (268.3)            --        (270.7)
----------------------------------------------------------------------------------------------------
Net sales - external customers         1,160.9       336.3       110.1            2.4       1,609.7
----------------------------------------------------------------------------------------------------
Operating income/(loss)                 (121.3)       42.4       290.2          (37.2)        174.1
----------------------------------------------------------------------------------------------------
Total assets at 9/30/99               $3,418.5      $482.8     $ 407.8         $283.9      $4,593.0
----------------------------------------------------------------------------------------------------

(c) The operating loss for Newsprint Division includes a $92.0 million impairment charge relating to GNP and a loss of $55.3 million on the sale of GNP.

(d) Operating income for Forest Products Division includes a gain of $253.7 million on the sale of timberlands.

----------------------------------------------------------------------------------------------------
                                                    Coated      Forest       Corporate/
      NINE MONTHS ENDED               Newsprint      Paper     Products        Other
     SEPTEMBER 30, 1998              Division(e)   Division   Division(f)   Eliminations     Total
----------------------------------------------------------------------------------------------------
Net sales-including internal sales    $  885.2      $360.7      $ 355.3        $  7.6      $1,608.8
Elimination of intersegment sales           --          --       (253.0)           --        (253.0)
----------------------------------------------------------------------------------------------------
Net sales - external customers           885.2       360.7        102.3           7.6       1,355.8
----------------------------------------------------------------------------------------------------
Operating income/(loss)                  (31.9)       90.8         56.3         (28.3)         86.9
----------------------------------------------------------------------------------------------------
Total assets at 9/30/98               $4,238.2      $501.9      $ 669.2        $167.3      $5,576.6
----------------------------------------------------------------------------------------------------

(e) The operating loss for Newsprint Division includes a $119.6 million impairment charge relating to GNP.

(f) Operating income for Forest Products Division includes a gain of $21.1 million on the sale of timberlands.


12. Using Canadian dollar range forward contracts, the Company actively hedges against the risk of a rising Canadian dollar. At September 30, 1999, the Company had $770.1 million of Canadian dollar contracts. Information regarding the carrying value, fair market value, and range of exchange rates of the contracts is summarized in the table below:

    ----------------------------------------------------------------------------------
                                                    Liability
    (In millions of US$)          Notional    -----------------------      Range of
    Foreign currency exchange    Amount of    Carrying      Fair        US$/Canadian$
    agreements and options      Derivatives    Amount    Market Value   Exchange Rates
    ----------------------------------------------------------------------------------
    Buy Currency:
      Canadian dollar
        Due in 1999                $129.3       $ 7.3        $ 7.3       .7800-.6882
        Due in 2000                 457.8        22.4         22.4       .7707-.6733
        Due in 2001                 183.0         1.3          1.3       .7339-.6630
    ----------------------------------------------------------------------------------
             Total                 $770.1       $31.0        $31.0       .7800-.6630
    ----------------------------------------------------------------------------------

13. In October 1999, the Company announced that Calhoun Newsprint Company, a majority-owned subsidiary, agreed to sell approximately 133,000 acres of timberlands in North and South Carolina to an investor group for $163.0 million, consisting of cash and notes. Completion of the sale is subject to normal conditions and is expected to be finalized in the fourth quarter of 1999.

14. In the third quarter of 1999, the Company began reporting "Gain/(loss) on sale of assets" as a component of operating income. Prior year amounts have been reclassified to conform to the new presentation.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  ORGANIZATION

The Company is organized into four divisions: the Newsprint Division, the Coated Paper Division, the Pulp Division and the Forest Products Division. Each Division, with the exception of the Pulp Division, is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution Division. Therefore, the Company's financial results are collected, analyzed and reported through the Newsprint, Coated Paper and Forest Products Divisions.


                              RESULTS OF OPERATIONS
                  THREE MONTHS ENDED SEPTEMBER 30, 1999, VERSUS
                               SEPTEMBER 30, 1998

For the third quarter of 1999, the Company had an operating loss of $51.1 million, compared to an operating loss of $39.0 million for the third quarter of 1998. In the third quarter of 1999, the Company recorded a pre-tax loss of $55.3 million on the sale of its Great Northern Paper, Inc. subsidiary (Great Northern Paper). In the third quarter of 1998, the Company recorded a pre-tax impairment charge of $119.6 million, reducing the book value at its Millinocket, Maine paper mill. In the third quarter of 1999, the Company began reporting "Gain/
(loss) on sale of assets" as a component of operating income. Without these items, operating income decreased $76.4 million. This decrease was due to lower prices for most of the Company's products and higher operating costs as a result of market-related downtime, which were partially offset by synergies achieved. The Company's shipments of newsprint and market pulp increased due to the acquisition of Avenor Inc. (Avenor) in July 1998.

    For the third quarter of 1999, the Company had a net loss of $53.4 million, or $0.98 per diluted share, compared to a net loss of $88.1 million, or $1.69 per diluted share, for the third quarter of 1998. Included in the net loss for the third quarter of 1999 was a pre-tax loss on the sale of Great Northern Paper of $55.3 million ($37.0 million after tax), or $0.68 per diluted share. Included in the net loss for the third quarter of 1998 was a pre-tax impairment charge of $119.6 million, or $1.39 per diluted share, and a reserve of $15.0 million, or $.29 per diluted share, against a long-term note receivable. In addition, the Company recorded pre-tax foreign currency exchange losses of $34.7 million, or $0.49 per diluted share, during the third quarter of 1998. Third quarter 1999 net sales were $511.0 million, compared with $576.9 million for the third quarter of 1998 and $527.4 for the second quarter of 1999.

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

NET SALES BY PRODUCT:

--------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED
                                              ----------------------------------
                                              SEPTEMBER 30,       SEPTEMBER 30,
(In millions of US dollars)                       1999                1998
--------------------------------------------------------------------------------
Net sales:
  Newsprint                                      $298.0              $331.9
  Coated groundwood paper                          97.6                77.0
  Directory paper                                  21.2                46.2
  Market pulp                                     111.9                86.7
  Uncoated groundwood
    specialties                                    12.6                15.9
  Lumber and other wood
    products                                       35.0                40.4
  Distribution costs                              (44.7)              (41.8)
                                              ----------------------------------
              Total net sales                    $511.0              $576.9
--------------------------------------------------------------------------------

Newsprint The Company's average transaction price for newsprint was 16 percent lower in the third quarter of 1999 compared to the third quarter of 1998.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the third quarter, the Company reduced newsprint production by approximately 60,000 metric tons to adjust inventories. The Company plans to reduce newsprint production by approximately 15,000 metric tons during the fourth quarter of 1999, and the Company may do so in the future when market conditions dictate. Comparing the same periods, 1999 shipments increased 7 percent, primarily as a result of the Company's acquisition of Avenor and the South Korean newsprint mill, both in July 1998. The Company began implementing a newsprint price increase of $50 per metric ton for North America effective October 1, 1999.

Coated Groundwood Paper The Company's coated groundwood paper average transaction price in the third quarter of 1999 was 14 percent lower than in the third quarter of 1998 and shipments were slightly lower than the year ago quarter. Magazine advertising pages and catalog mailings, measured by Standard A mail weight, continued to increase slightly over the same period a year ago. These positive indicators of consumption were offset by the available supply of competing grades of paper and imported paper. With improving market conditions, the Company implemented a price increase of $60 per short ton effective October 1, 1999.

Directory Paper Following the decline in newsprint pricing, the average transaction price for the Company's directory paper was 12 percent lower for the third quarter of 1999 compared to the same period last year. Shipments decreased 48 percent comparing the same quarter periods, due primarily to the sale of Great Northern Paper. As of August 1999, the Company no longer produces or markets directory paper.

Market Pulp The third quarter average transaction price for the Company's market pulp increased 2 percent compared to the third quarter of 1998. Shipments in the third quarter of 1999 were higher than the year ago period, due to improved market conditions and the inclusion of market pulp products acquired with the acquisition of Avenor. The Company announced a market pulp price increase of $30 per metric ton effective November 1, 1999.

Lumber The average transaction price for the Company's lumber products increased 19 percent in the third quarter of 1999 compared to the third quarter of 1998. The Company's lumber shipments for the third quarter of 1999 decreased from the corresponding period in 1998, reflecting the sale of Pinkham Lumber Company in March 1999, partially offset by increased production efficiency and the Avenor acquisition. North American demand for lumber was strong through the beginning of the third quarter of 1999, but declined towards the latter part of the period. The Company's lumber transaction prices began to decline in August 1999.

Timber For the third quarter of 1999, shipments of the Company's timber products increased 3 percent compared to the third quarter of 1998. The increased shipments were due to an increased focus on external sales, offset in part by the sale of timberlands in the state of Maine. The average transaction price for the Company's timber products decreased 7 percent in the third quarter compared to the same period in 1998 due to a general decline in timber values, particularly in the U.S. South.

                             DIVISIONAL PERFORMANCE

NET SALES BY DIVISION:

--------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      --------------------------
(In millions of US dollars)                            1999                1998
--------------------------------------------------------------------------------
DIVISION:(1)
Newsprint                                             $361.7              $410.0
Coated Paper                                           114.6               119.2
Forest Products                                         34.7                40.1
Corporate/Other Eliminations                              --                 7.6
                                                      --------------------------
    Total Net Sales                                   $511.0              $576.9
--------------------------------------------------------------------------------

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING INCOME/(LOSS) BY DIVISION:

--------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     ---------------------------
(In millions of US dollars)                           1999                1998
--------------------------------------------------------------------------------
DIVISION: (1)
Newsprint                                            $(59.1)             $(68.2)
Coated Paper                                           10.3                29.3
Forest Products                                        11.7                10.9
Corporate/Other Eliminations                          (14.0)              (11.0)
                                                     ---------------------------
    Total Operating Loss                             $(51.1)             $(39.0)
--------------------------------------------------------------------------------

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division and the Coated Paper Division. The Pulp Division is responsible for the marketing and distribution of the product and their administrative expenses are included in Corporate/Other Eliminations.

Newsprint Division: In July 1998, this Division added five new manufacturing sites with the acquisitions of Avenor and the South Korean newsprint mill. In August 1999, the Company completed the sale of its Great Northern Paper subsidiary, formerly a part of this Division. Net sales for the Division decreased 12 percent, from $410.0 million for third quarter 1998 to $361.7 million for third quarter 1999, primarily the result of lower average transaction prices for newsprint and directory paper and the sale of Great Northern Paper. In addition, the Division reduced newsprint production by approximately 56,000 metric tons. This decrease was partially offset by the addition of the new sites. See the previous discussion of product line results.

    The operating loss for the Division decreased $9.1 million, from a loss of $68.2 million for third quarter 1998 to a loss of $59.1 million for the third quarter 1999. In the third quarter of 1999, the Division recorded a pre-tax loss of $55.3 million on the sale of Great Northern Paper. In the third quarter of 1998, the Division recorded a pre-tax impairment charge of $119.6 million. Without these charges, operating income decreased $55.2 million. This decrease was due to lower transaction prices for newsprint and directory paper and higher operating costs as a result of market-related downtime, which were partially offset by synergies achieved.

Coated Paper Division: Net sales decreased $4.6 million, from $119.2 million for third quarter 1998 to $114.6 million for third quarter 1999, due to lower average prices for newsprint and coated groundwood paper, offset partially by higher average prices for pulp and higher shipments. See the previous discussion of product line results.

    Operating income decreased 65 percent, from $29.3 million for third quarter 1998 to $10.3 million for third quarter 1999. This decrease was primarily the result of lower prices for newsprint and coated groundwood paper.

Forest Products Division: Net sales for the Division decreased 14 percent, from $40.1 million for third quarter 1998 to $34.7 million for third quarter 1999, primarily as a result of lower lumber shipments partially offset by higher lumber transaction prices. See the previous discussion of product line results.

    Operating income for the Division increased $0.8 million for third quarter of 1999 compared to the third quarter of 1998.

    In the third quarter of 1999, the Company completed the sale of approximately 400,000 acres of timberlands in the state of Maine, as part of the sale of its Great Northern Paper subsidiary.

Corporate/Other Eliminations: Included in this category are general and administrative expenses. For third quarter 1999, this category also includes administrative expenses of the Pulp Division and market pulp financial activity from the Gold River pulp mill, which was permanently closed in February 1999. Comparing the third quarter of 1999 to the third quarter of 1998, operating expenses increased $3.0 million. This increase was due primarily to the inclusion of the Pulp Division as well as other general and administrative expenses resulting from the acquisition of Avenor in July 1998.

INTEREST AND OTHER INCOME AND EXPENSES

Interest expense for the third quarter of 1999 increased $3.4 million over the same period in 1998. This increase was due to the assumption of Avenor's debt (included for a full quarter in 1999 compared with only two months in the third quarter of 1998). Interest income decreased compared to the prior year quarter due to lower average investment balances. "Other, net" for the third quarter of 1999 was income of $0.4 million, compared to expense of $50.1 million for the same period in 1998. The Company reported a foreign exchange gain of $3.3 million during the third quarter of 1999, compared with a loss of $34.7 million during the third quarter of 1998. The majority of the exchange gains in the third quarter of 1999 and exchange losses in the third quarter of 1998

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


resulted from marking to market the Company's Canadian dollar hedging program. Also, during the third quarter of 1998, the Company recorded a $15.0 million reserve for a note receivable on disposed property.

    The Company's effective tax rate for the third quarter of 1999 was 29.4 percent versus 25 percent in the prior year period. The lower rates recorded on the pre-tax losses for these periods reflect the non-deductible amortization of goodwill.


                  NINE MONTHS ENDED SEPTEMBER 30, 1999, VERSUS
                               SEPTEMBER 30, 1998

For the first nine months of 1999, the Company had operating income of $174.1 million compared to operating income of $86.9 for the first nine months of 1998. In the first nine months of 1999, the Company recorded a pre-tax impairment charge of $92.0 million, a pre-tax loss of $55.3 million on the sale of Great Northern Paper, and pre-tax gains on land sales of $253.7 million. In the first nine months of 1998, the Company recorded a pre-tax impairment charge of $119.6 million and pre-tax gains on land sales of $21.1 million. In the third quarter of 1999, the Company began reporting "Gain/(loss) on sale of assets" as a component of operating income. Prior year amounts have been reclassified to conform to the new presentation. Excluding these items, operating income decreased $117.7 million. Lower transaction prices accounted for the majority of this decrease, partially offset by higher shipments for newsprint and pulp and lower costs due to synergies.

    Net income for the first nine months of 1999 was $58.3 million, or $1.04 per diluted share, compared to a net loss of $44.5 million, or $1.02 per diluted share, for the first nine months of 1998. Included in net income for the first nine months of 1999 was a pre-tax impairment charge of $92.0 million, or $1.02 per diluted share, a pre-tax loss of $55.3 million, or $.67 per diluted share, on the sale of Great Northern Paper, pre-tax gains on land sales of $253.7 million, or $2.80 per diluted share, and pre-tax foreign currency exchange gains of $32.5 million, or $.30 per diluted share. Included in the net loss for the first nine months of 1998 was a pre-tax impairment charge of $119.6 million, pre-tax gains on land sales of $21.1 million, and pre-tax foreign currency exchange losses of $35.8 million. In addition, the Company adjusted the cost of its purchased options on the Canadian dollar and closed out its Korean won foreign exchange contracts resulting in a net pre-tax charge of $20.1 million.

    Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported Divisions.

                            PRODUCT LINE INFORMATION

NET SALES BY PRODUCT:

--------------------------------------------------------------------------------
                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  ------------------------------
(In millions of US dollars)                         1999                 1998
--------------------------------------------------------------------------------
NET SALES:
  Newsprint                                       $  956.2             $  712.4
  Coated groundwood paper                            235.1                299.4
  Directory paper                                     89.4                132.0
  Market pulp                                        315.3                174.1
  Uncoated groundwood specialties                     42.1                 33.7
  Lumber & other wood products                       110.7                102.7
  Distribution costs                                (139.1)               (98.5)
                                                  ------------------------------
    Total net sales                               $1,609.7             $1,355.8
--------------------------------------------------------------------------------

Newsprint For the first nine months of 1999, the Company's newsprint average transaction price decreased 13 percent compared to the same period last year, due to an imbalance in supply and demand. During the first nine months of 1999, the Company reduced newsprint production by approximately 160,000 metric tons to correct an orderbook imbalance. As a result of the Avenor and the South Korean newsprint mill acquisitions in July 1998, shipments of newsprint for the first nine months of 1999 increased significantly compared to the same period last year. Demand for newsprint increased during the first nine months of 1999 compared to the same period in 1998. The Company began implementing a newsprint price increase of $50 per metric ton for North America effective October 1, 1999.

Coated Groundwood Paper The Company's coated groundwood paper average transaction price decreased 14 percent compared to the first nine months of 1998, while shipments decreased 9 percent, the latter due primarily to the sale of Great Northern Paper. For the industry, U.S. coated groundwood paper shipments increased slightly compared to the first nine months of 1998. With improving market conditions, the Company implemented a coated groundwood price increase of $60 per short ton effective October 1, 1999.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Directory Paper The Company's average transaction price for directory paper decreased 7 percent in the first nine months of 1999 compared to the first nine months of 1998. Directory paper prices generally trend similarly to newsprint pricing, but with a lag due to the contract nature of the directory business. Shipments of the Company's directory paper decreased by 27 percent, primarily as a result of the sale of Great Northern Paper in August 1999. Since then, the Company no longer produces or markets directory paper.

Market Pulp The average transaction price for the Company's market pulp for the first nine months of 1999 increased slightly when compared to the first nine months of 1998. In addition to market conditions, a change in product mix that includes northern bleached softwood and hardwood pulp, as a result of the Avenor acquisition, had a favorable impact. Comparing the same time periods, shipments of the Company's market pulp products increased significantly, primarily as a result of the acquisition of Avenor in July 1998. The Company announced and implemented market pulp price increases during the first nine months of 1999. The Company also announced an additional price increase of $30 per metric ton effective November 1999.

Lumber The average transaction price for the Company's lumber products increased 3 percent for the first nine months of 1999 compared to the first nine months of 1998. Industry prices also increased for the first nine months of 1999 compared to the same period last year. The Company's lumber shipments in the first nine months of 1999 increased 9 percent over the same period last year, due mainly to increased productivity at all the Company's sawmills and to the inclusion of a sawmill acquired upon the purchase of Avenor. This increase was partially offset by the sale of Pinkham Lumber Company in March 1999. Housing starts for the first nine months of 1999 increased 5 percent on a seasonally adjusted basis, when compared to the first nine months of 1998.

Timber For the first nine months of 1999, timber shipments increased 24 percent compared to the first nine months of 1998. An increased focus on external sales and the inclusion of the Avenor locations continue to increase shipments. These increases were partially offset by the sale of timberlands in the state of Maine. The average transaction price for the Company's timber products for the first nine months of 1999 decreased 8 percent compared to the first nine months of 1998, due to lower demand in the southeast United States timber markets and the Company's sale of timberlands in the state of Maine.

                             DIVISIONAL PERFORMANCE

NET SALES BY DIVISION:

--------------------------------------------------------------------------------
                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   -----------------------------
(In millions of US dollars)                          1999                 1998
--------------------------------------------------------------------------------
DIVISION: (1)
Newsprint                                          $1,160.9             $  885.2
Coated Paper                                          336.3                360.7
Forest Products                                       110.1                102.3
Corporate/Other Eliminations                            2.4                  7.6
                                                   -----------------------------
  Total Net Sales                                  $1,609.7             $1,355.8
--------------------------------------------------------------------------------

OPERATING INCOME/(LOSS) BY DIVISION:

--------------------------------------------------------------------------------
                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ----------------------------
(In millions of US dollars)                           1999                1998
--------------------------------------------------------------------------------
DIVISION: (1)
Newsprint                                           $(121.3)             $(31.9)
Coated Paper                                          42.4                 90.8
Forest Products                                      290.2                 56.3
Corporate/Other Eliminations                         (37.2)               (28.3)
                                                    ----------------------------
    Total Operating Income                          $174.1               $ 86.9
--------------------------------------------------------------------------------

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division and the Coated Paper Division. The Pulp Division is responsible for the marketing and distribution of the product and their administrative expenses are included in Corporate/Other Eliminations.

Newsprint Division: In July 1998, this Division added five new manufacturing sites with the acquisitions of Avenor and the South Korean newsprint mill. In August 1999, the Company completed the sale of Great Northern Paper, formerly a part of this Division. Net sales for the Division increased 31 percent, from $885.2 million for the first nine months of 1998 to $1,160.9 million for the first nine months of 1999, primarily the result of adding the new sites, offset partially by lower average transaction prices for newsprint and directory paper. See the previous discussion of product line results.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Operating losses increased $89.4 million, from a loss of $31.9 million for nine months of 1998 to a loss of $121.3 million for the first nine months of 1999. In the first nine months of 1999, the Company recorded a pre-tax impairment charge of $92.0 million and a pre-tax loss of $55.3 million on the sale of Great Northern Paper. Included in the operating loss for the first nine months of 1998 was an impairment charge of $119.6 million. Without these charges, operating income decreased $61.7 million. This decrease was due to lower transaction prices for newsprint and directory paper and higher operating costs as a result of market-related downtime, which were partially offset by synergies achieved. Shipments increased for the first nine months of 1999 compared to the same period last year due to the acquisitions of Avenor and the South Korean newsprint mill.

Coated Paper Division: Net sales decreased $24.4 million, from $360.7 million for the first nine months of 1998 to $336.3 million for the first nine months of 1999, due to lower average transaction prices for newsprint, market pulp and coated groundwood paper, offset partially by higher shipments. See the previous discussion of product line results.

    Operating income for the Division decreased $48.4 million, from $90.8 million for the first nine months of 1998 to $42.4 million for the first nine months of 1999, primarily the result of lower transaction prices for newsprint, coated groundwood paper, and market pulp.

Forest Products Division: Net sales for the Division increased 8 percent, from $102.3 million for the first nine months of 1998 to $110.1 million for the first nine months of 1999, primarily a result of higher shipments partially offset by lower timber prices. See the previous discussion of product line results.

    Operating income for the Division increased $233.9 million for the first nine months of 1999 compared to the first nine months of 1998. Operating income for the first nine months of 1999 include gains on land sales of $253.7 million compared to $21.1 million for the first nine months of 1998. Without the land sale gains, operating income increased $1.3 million.

    In the first nine months of 1999, the Company completed the sale of approximately 2.0 million acres of timberland in the state of Maine and the Pinkham Lumber Company.

Corporate/Other Eliminations: Included in this category are general and administrative expenses. For the first nine months of 1999, this category also includes administrative expenses of the Pulp Division and market pulp sales from the Gold River pulp mill, which was permanently closed in February 1999. Comparing the first nine months of 1999 to the first nine months of 1998, general and administrative expenses increased $8.9 million, primarily due to the inclusion of the Pulp Division and other administration expenses resulting from the purchase of Avenor in July 1998.

                     INTEREST AND OTHER INCOME AND EXPENSES

Interest expense for the first nine months of 1999 increased $33.2 million over the same period in 1998 due to the assumption of Avenor's debt. Interest income decreased for the first nine months of 1999 due to lower average investment balances. "Other, net" for the first nine months of 1999 was income of $28.6 million compared to an expense of $71.3 million for the first nine months of 1998. The Company recorded foreign exchange gains of $32.5 million during the first nine months of 1999, compared to foreign exchange losses of $35.8 million during the same period in 1998. The majority of the exchange gains reported in 1999 and the exchange losses in 1998 resulted from marking to market the Company's Canadian dollar hedging program. During the first nine months of 1998, the Company recorded a $20.1 million net charge to adjust the cost of its purchased options on the Canadian dollar and to close out its Korean won foreign exchange contracts. In addition, the Company recorded a $15.0 million reserve against a note receivable.

     The Company's effective tax rate for the first nine months of 1999 was 48 percent on pre-tax income, and for the same period in 1998, 11 percent on a pre-tax loss. These rates reflect the non-deductible amortization of goodwill, and in 1998, the non-deductibility of certain other book charges and allowances for tax benefits not expected to be realized.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $68.6 million at September 30, 1999, from $58.3 million at December 31, 1998. The Company

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


generated cash from operations of $105.0 million, cash from investing activities of $285.6 million, and used $380.3 million for financing activities. Aside from cash flow from operations, capital expenditures, and changes in investments and short-term borrowings, the Company had several other significant cash transactions since December 31, 1998. These transactions include: cash proceeds of $356.0 million from the sale of approximately 1.6 million acres of timberlands in Maine; cash proceeds of $108.0 million from the sale of Great Northern Paper; cash paid of $65.9 million for the redemption of the Company's 7.50% Convertible Unsecured Subordinated Debentures; cash proceeds of $32.3 million from revenue bonds issued in conjunction with the modernization of the Calhoun newsprint facility; cash paid of $26.4 million for the redemption of the Company's 8.40% Series C Preferred Stock, and common stock purchases requiring cash of $75.3 million.

CASH FROM OPERATING ACTIVITIES:

During the first nine months of 1999, the Company's operations generated $105.0 million of cash compared to $177.5 million of cash during the first nine months of 1998, a decrease of $72.5 million. This was largely attributable to a decrease in operating income, exclusive of impairment charges and gains and losses from the sale of assets, which impacted both periods. In addition, working capital needs in 1999 were higher. The 1999 operating cash flow includes the activities of the newly acquired mills.

CASH FROM INVESTING ACTIVITIES:

Cash proceeds from investing activities in the first nine months of 1999 totaled $285.6 million, compared with cash used of $325.0 million during the first nine months of 1998, an increase of $610.6 million. In 1998, the Company purchased Avenor and a South Korean newsprint mill and sold the Dryden pulp and paper mill requiring a net cash outlay of $353.0 million.

    Comparing the first nine months of 1999 with the same period last year, capital expenditures were $7.7 million higher, due mainly to the modernization of the Calhoun, Tennessee, newsprint facility. The Company expects total capital expenditures for 1999 to approximate $200 million.

    In March 1999, the Company completed the sale of 981,000 acres of timberlands resulting in cash proceeds of $211.8 million, after fees and expenses. In April 1999, the Company completed another sale of approximately 650,000 acres of timberlands resulting in net cash proceeds of $144.2 million, after fees and expenses. The Company's Forest Products Division periodically reviews timberland holdings and makes decisions to sell certain non-strategic tracts.

    In August 1999, the Company completed the sale of its wholly-owned subsidiary Great Northern Paper. The Company received net cash proceeds of $108.0 million from the sale, along with a note receivable of $10.0 million and the assumption of certain liabilities by the buyer.

    In the first nine months of 1999, the Company paid $29.3 million on the maturity of Canadian dollar hedging contracts versus $11.2 million in the first nine months of 1998. Comparing the same periods, net cash proceeds from the maturity of marketable securities totaled $0.5 million in 1999, versus net proceeds of $176.4 in 1998. Also in 1998, the Company invested $22.7 million in Canadian dollar option contracts.

CASH FROM FINANCING ACTIVITIES:

Cash used for financing activities was $380.3 million for the first nine months of 1999 compared to cash proceeds of $496.0 million for the first nine months of 1998. During the first nine months of 1999, the Company made net payments of $210.0 million on its short-term credit facility. As of September 30, 1999, the Company has a total of $500 million available on its existing credit facilities. For the comparable period in 1998, the Company had net borrowings of $535.3 million, which was used, in part, to finance the Avenor and South Korean newsprint mill acquisitions. Also in 1999, the Company paid $65.9 million for the redemption of its 7.50% Convertible Unsecured Subordinated Debentures due 2004 and paid $26.4 million for the redemption of its 8.40% Series C Preferred Stock. Dividends paid in 1999 decreased $3.3 million from the prior year period primarily due to higher dividend payments to the minority shareholder of Calhoun Newsprint Company and the payment of Series C Preferred dividends during the first nine months of 1998. This was partially offset by dividend payments on Bowater Exchangeable shares during the 1999 nine-month period.

    In April 1999, the Company completed its stock repurchase program, purchasing a total of 4.1 million shares at a cost of $165.2 million. Of this total, 1.4 million shares were purchased during 1999 at a cost

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


of $57.4 million. In May 1999, the Board of Directors authorized a new stock repurchase program allowing the Company to buy back up to 5.5 million shares. Through October 1999, the Company has purchased 436,669 shares at a cost of $22.9 million under this program. The Company considers various options for the use of its cash including share repurchases, internal capital investments, investments to grow the Company's primary product lines, and additional debt reduction.

    During the third quarter of 1999, the Company received cash proceeds of $32.3 million (before fees and expenses) from revenue bonds issued by the Industrial Development Board of the County of McMinn, Tennessee, in conjunction with the modernization of its Calhoun, Tennessee, newsprint facility. The balance of the principal amount of $1.2 million will be received in the fourth quarter of 1999. The bonds are variable rate and mature on June 1, 2029.

                                  DISPOSITIONS

In August 1999, the Company completed the sale of its Great Northern Paper subsidiary to Inexcon Maine, Inc. for $250.0 million, consisting of cash ($108.0 million, net of expenses), a note ($10.0 million), and the assumption of certain liabilities ($130.0 million). The Company recognized a pre-tax loss of $55.3 million, or $.68 per diluted share after tax. The pre-tax loss is subject to final closing adjustments.

    In October 1999, the Company announced that Calhoun Newsprint Company, a majority-owned subsidiary, agreed to sell approximately 133,000 acres of timberlands in North and South Carolina to an investor group for $163.0 million, consisting of cash and notes. Completion of the sale is subject to normal conditions and is expected to be finalized in the fourth quarter of 1999.

                              YEAR 2000 COMPLIANCE

Since 1990, the Company has reengineered its major internally developed software programs. During this effort, the Company examined potential problems arising from the inability of certain application software programs to recognize the year 2000. The Company has separated its compliance analysis into three categories.

    The first category is business systems. A formal review of all internally developed software was completed in 1997 and systemwide testing was successfully completed during 1998. No major problems were encountered. In July 1998, the Company acquired new operations. To achieve business synergies and year 2000 compliance, the new operations' order fulfillment, order tracking and invoicing processes were migrated to the Company's internally developed software programs. In addition, all major third party licensed application software programs have been reviewed and are either compliant or the licenser released a compliant version to which the Company migrated. The costs associated with these business systems projects are currently estimated to be $2.8 million. As of October 31, 1999, approximately $2.5 million has been spent. The readiness percentage for items in this category is approximately 99 percent as of October 31, 1999, which assumes no interruption caused by external suppliers.

    The second category includes manufacturing process control, manufacturing equipment and

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


systems, safety, environmental and other non-traditional information systems areas. The Company currently estimates cost associated with this category to be $5.0 million. As of October 31, 1999, approximately $4.6 million has been spent. The readiness percentage for this category is approximately 99 percent as of October 31, 1999, which assumes no interruption caused by external suppliers.

    The third category is the Company's business partners, customers and suppliers. Testing with e-commerce customers is continuing. Briefings have been conducted for a number of customers at both mill and customer sites. The Company identified 665 critical suppliers and is continuing to assess their year 2000 readiness. As of October 31, 1999, approximately 94 percent of the critical suppliers have responded positively.

    The cost estimates to complete the Company's year 2000 projects do not include any internal costs incurred such as payroll costs for the Company's information systems group. Although these costs are not separately tracked, the Company has devoted a substantial amount of its internal resources to complete these projects. As of October 31, 1999, the Company has completed 99 percent of all of its major year 2000 compliance work. In the event any aspect of the year 2000 program proves to be ineffective in resolving year 2000 compliance issues, the Company has developed a contingency plan covering all significant business functions and sites.

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

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

            (a) Exhibits (numbered in accordance with Item 601 of Regulation
        S-K):

           Exhibit No.   Description
           -----------   -----------
              2.1        Stock Purchase Agreement dated as of May 18, 1999, by
                         and between Inexcon Maine, Inc. and the Company
                         (incorporated by reference to Exhibit 2.1 to the
                         Company's Current Report on Form 8-K dated August 17,
                         1999, File No. 1-8712 (the "8-K")). Schedules and other
                         attachments have been omitted but will be furnished
                         supplementally to the Commission upon request.

              2.1.1      Amendment No. 1 dated August 17, 1999, to Stock
                         Purchase Agreement dated May 18, 1999, between Inexcon
                         Maine, Inc. and the Company (incorporated by reference to Exhibit 2.1.1 to the 8-K). Attachments have been omitted but will be furnished supplementally to the Commission upon request.

              27.1       Financial Data Schedule (electronic filing only).

            (b) Reports on Form 8-K:

            The Company filed with the Securities and Exchange Commission Current Report on Form 8-K as follows:

            On September 1, 1999, the Company filed a current report on Form 8-K dated August 17, 1999, to report the sale of Great Northern Paper, Inc.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BOWATER INCORPORATED

                                             By /s/ David G. Maffucci
                                                --------------------------------
                                                David G. Maffucci
                                                Senior Vice President and
                                                Chief Financial Officer

                                             By /s/ Michael F. Nocito
                                                --------------------------------
                                                Michael F. Nocito
                                                Vice President and Controller

Dated: November 12, 1999