Form 10-K
period 1999-12-31
BOWATER INC
filed 2000-03-27
CIK 743368

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                           COMMISSION FILE NO. 1-8712

                              BOWATER INCORPORATED
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)
                                   62-0721803
                                (I.R.S. Employer
                              Identification No.)

                             55 EAST CAMPERDOWN WAY
                                 P. O. BOX 1028
                        GREENVILLE, SOUTH CAROLINA 29602
                    (Address of principal executive offices)

                                 (864) 271-7733
              (Registrant's telephone number, including area code)

                             ---------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of March 17, 2000, was $2,366,043,775.

     As of March 17, 2000, there were 51,409,055 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the parts of this report indicated below:

Annual Report to Shareholders for the year ended December
  31, 1999                                                      Parts I, II and IV
Proxy Statement with respect to the Annual Meeting of
  Shareholders to be held on May 10, 2000                       Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Bowater Incorporated is engaged in the manufacture, sale and distribution of newsprint, uncoated groundwood specialties, coated groundwood paper, market pulp, lumber and timber. We operate facilities in the United States, Canada and South Korea and, as of December 31, 1999, managed or possessed cutting rights for approximately 16.0 million acres of timberlands to support these facilities. We market and distribute our various products in North America, South America and overseas.

     In 1999, Bowater sold approximately 2.0 million acres of timberlands in the state of Maine, including the Pinkham Lumber Company. Calhoun Newsprint Company, a majority-owned subsidiary of Bowater, sold approximately 140,000 acres of timberlands in North Carolina and South Carolina. Also in 1999, we sold our wholly owned subsidiary in Maine, Great Northern Paper, Inc. ("GNP"). Information regarding sales of real property and the sale of the subsidiary is incorporated by reference to pages 16 and 30-31 of the Annual Report. In July 1999, we acquired the assets of Nuway Paper, LLC, a paper coating facility located in Benton Harbor, Michigan.

     Bowater was incorporated in Delaware in 1964. Our principal executive offices are located at 55 East Camperdown Way, Greenville, South Carolina 29602, and our telephone number at that address is (864) 271-7733.

     Information regarding Bowater's segments, which includes net sales by product line and geographic information about net sales and long-lived assets, is incorporated by reference to pages 14, 19-20 and 42-44 of the Annual Report. Information regarding our fixed assets is incorporated by reference to page 32 of the Annual Report. Information regarding our principal products and distribution methods is provided below.

     Information regarding Bowater's liquidity and capital resources is incorporated by reference to pages 15-17 and 20-21 of the Annual Report.

OPERATING DIVISIONS

     Bowater operates through four divisions: the Newsprint Division (formerly the Newsprint and Directory Division), the Coated Paper Division, the Pulp Division and the Forest Products Division. Due to the sale of GNP in 1999, we no longer produce or market directory paper.

     The Newsprint Division, headquartered in Greenville, South Carolina, consists of the following manufacturing facilities: the Calhoun Operations and Calhoun Newsprint Company ("CNC") (which is owned approximately 51% by Bowater and approximately 49% by Herald Company, Inc.) located in Calhoun, Tennessee; Bowater Mersey Paper Company Limited ("Mersey Operations") (which is owned 51% by Bowater and 49% by The Washington Post Company) located in Liverpool, Nova Scotia; Bowater Maritimes Inc. ("Dalhousie Operations") (which is owned 67% by Bowater, 25% by Oji Paper Co., Ltd. and 8% by Mitsui & Co., Ltd.) located in Dalhousie, New Brunswick; the Gatineau Operations located in Gatineau, Quebec; the Thunder Bay Operations located in Thunder Bay, Ontario; Ponderay Newsprint Company ("Ponderay Operations") (a partnership in which Bowater has a 40% interest and, through its wholly owned subsidiary, is the managing partner; the balance of the partnership is held by subsidiaries of five newspaper publishers) located in Usk, Washington; and the Mokpo Operations, located in Mokpo, South Korea. This division is also supported by nine North American sales offices, which are responsible for marketing all of Bowater's North American newsprint and some uncoated groundwood specialties. International marketing of newsprint and some uncoated groundwood specialties is supported by offices in Singapore, England, Brazil, South Korea and Japan.

     The Coated Paper Division, headquartered in Charlotte, North Carolina, consists of the Catawba Operations located in Catawba, South Carolina, a paper coating facility in Benton Harbor, Michigan, and three sales offices. This division is responsible for selling all of Bowater's coated groundwood paper and some uncoated groundwood specialties.

     The Pulp Division, headquartered in Burlington, Ontario, consists of two sales offices. This division is responsible for marketing all of Bowater's market pulp, which is produced at the Thunder Bay, Catawba and Calhoun Operations. Previously, this division included the Gold River pulp mill in British Columbia, which was permanently closed in February 1999.

     The Forest Products Division, headquartered in Calhoun, Tennessee, consists of three manufacturing facilities: Bowater Lumber Company located in Albertville, Alabama; Bowater Mersey Paper Company Limited Oakhill Sawmill (which is owned 51% by Bowater and 49% by The Washington Post located in Bridgewater, Nova Scotia; and Maniwaki Sawmill (formerly Manifor Inc.) located in Maniwaki, Quebec. In March 1999, Bowater sold the Pinkham Lumber Company located in Ashland, Maine. The Forest Products Division is supported by 10 business offices and is responsible for managing Bowater's timberlands and selling timber (to third parties and to our paper mills), softwood lumber and non-strategic timberlands.

     Additional information regarding Bowater's divisions is incorporated by reference to pages 6-9 of the Annual Report.

NEWSPRINT AND UNCOATED GROUNDWOOD SPECIALTIES

     Bowater is the largest manufacturer of newsprint in the United States. Our market share in the United States is approximately 16%. Including Bowater's Mersey, Dalhousie and Ponderay Operations, our annual production capacity of newsprint and uncoated groundwood specialties is approximately 2.7 million metric tons, or approximately 12% of the North American capacity total. Including the South Korean newsprint mill, our annual production capacity of these products is approximately 3.0 million metric tons, or approximately 6% of the worldwide capacity total.

     The Calhoun Operations, one of the largest and most productive newsprint mills in North America, are located on the Hiwassee River in Tennessee. This facility operates four paper machines, which produced 515,000 metric tons of newsprint and uncoated groundwood specialties in 1999. Also located at this facility is CNC's paper machine, which produced 216,000 metric tons of newsprint in 1999. Although Bowater manages and operates the entire facility, CNC also owns 68.4% of the thermomechanical pulp ("TMP") mill and 100% of the recycled fiber plant at the facility. Bowater owns the remaining 31.6% of the TMP mill and all of the other assets at this location, which include a kraft pulp mill and other support equipment necessary to produce the finished product. In 1999, Bowater completed the expansion of the TMP mill at this location.

     The Mokpo Operations, located in the Daebul Industrial Complex on the southwest coast of South Korea, have one paper machine that produces recycled content newsprint. This facility began production in late 1996 and is one of the lowest-cost newsprint mills in Asia. The mill produced approximately 244,000 metric tons of recycled newsprint in 1999. The facility also includes a recycling plant and has year-round deep-sea docking facilities.

     The Dalhousie Operations, located in the Canadian Province of New Brunswick, have two newsprint machines. These machines were rebuilt in 1982 and produced 205,000 metric tons of newsprint in 1999. A modernization program was completed in 1996 with the construction of a secondary effluent treatment plant and a TMP mill. These operations also have year-round deep-sea docking facilities that can accommodate large ocean freighters, providing economical access to ports along the eastern seaboard of the United States and throughout the world.

     The Gatineau Operations, located on the north bank of the Ottawa River in the Canadian Province of Quebec, consist of three paper machines, which produced 413,000 metric tons of high-quality recycled-content newsprint in 1999. This facility also includes a recycling plant with an annual capacity of 220,000 metric tons of deinked pulp, a refuse boiler, a TMP mill and a secondary effluent treatment facility.

     The Mersey Operations, located in the Canadian Province of Nova Scotia on an ice-free port providing economical access to ports along the eastern seaboard of the United States and throughout the world, have two paper machines. Built in 1929, they were rebuilt between 1983 and 1985 and produced

218,000 metric tons of newsprint in 1999. This facility also operates a TMP mill, a wastewater treatment facility and other support equipment required to produce the finished product.

     The Ponderay Operations, located on the Pend Oreille River in the State of Washington, consist of one newsprint machine, which began production in 1989 and produced 248,000 metric tons of recycled-content newsprint in 1999. This facility also operates a TMP mill, a recycling plant, a wastewater treatment facility and other support equipment required to produce the finished product.

     The Thunder Bay Operations, located beside the Kaministiquia River in the Canadian Province of Ontario, include three newsprint machines and two kraft pulp mills. This facility produced 529,000 metric tons of newsprint in 1999. This facility also includes a TMP mill with an annual capacity of 316,000 metric tons and a recycling plant with an annual capacity of 147,000 metric tons of deinked pulp. A chip handling system and secondary effluent treatment plant were installed in 1995.

     Newsprint and uncoated groundwood specialties are also produced at Bowater's Catawba Operations, located on the Catawba River in South Carolina. The newsprint machine at this site produced 224,000 metric tons in 1999.

     The Newsprint Division has 49% of its newsprint and uncoated groundwood specialties capacity located in Canada and a significant newsprint facility located in South Korea. Bowater's international operations are subject to risks of doing business abroad such as currency fluctuations, changes in international trade regimes such as GATT or NAFTA, dependence on local markets for supply, export duties, quotas, restrictions on the transfer of funds and foreign ownership of property, and political and economic instability. To date, our results of operations have not been materially affected by any of these risks, but we cannot predict the likelihood of any of these risks having a material effect on our results of operations in the future.

     North American newsprint and uncoated groundwood specialty paper are sold directly by Bowater through its regional sales offices located near major metropolitan areas. Sales to Southeast Asia and Pacific Rim countries are made through Bowater Asia Pte Ltd; sales to Europe and the Middle East are made through Bowater Europe Limited; sales to South America are supported by Bowater
S. America Ltda.; and sales to Japan and South Korea are supported by Bowater Japan Limited and Bowater-Halla Paper Co., Ltd., respectively. We distribute newsprint and uncoated groundwood specialties by rail, truck, ship and barge.

     In 1999, Bowater sold newsprint to various related parties. During 1999, CNC's minority shareholder and its affiliates purchased in excess of CNC's annual output. In addition, Bowater's other joint venture partners purchased an aggregate of approximately 484,000 metric tons during 1999. No single customer, related or otherwise, accounted for 10% or more of Bowater's 1999 consolidated net sales.

COATED GROUNDWOOD PAPER

     Bowater is one of the largest producers of coated groundwood paper in the United States and North America, with an annual capacity of 416,000 short tons, or approximately 9% and 7.4% of the United States and North American capacity, respectively. Our coated groundwood paper is primarily light weight coated paper and is used in magazines, catalogs, advertising pieces, textbooks, direct mail pieces and coupons.

     Bowater manufactures a variety of coated paper grades on two paper machines at the Catawba Operations. Both machines utilize off-machine blade coaters and, in 1999, produced 352,000 short tons of coated groundwood paper. The Catawba Operations also include a kraft pulp mill, a TMP mill and other support equipment required to produce the finished product.

     Bowater also operates a coating facility in Benton Harbor, Michigan. This site is a start-up operation with a single line coater that converted 7,000 short tons of newsprint and other papers into coated paper during 1999.

     Coated groundwood paper is sold domestically by Bowater through its regional sales offices and through paper brokers to major printers, publishers and catalogers. It is distributed by truck and rail. Export markets are serviced primarily through international agents.

MARKET PULP

     The Pulp Division markets the output from Bowater's pulp mills. In addition to furnishing substantially all of our internal pulp requirements, these pulp mills produce softwood and hardwood market pulp. We are the sixth largest producer of paper grade market pulp in North America and have a North American market share of approximately 10%. Market pulp is used by manufacturers of fine paper, tissues and other paper products.

     In 1999, the Catawba Operations produced 244,000 metric tons of softwood market pulp; the Calhoun Operations produced 133,000 metric tons of hardwood market pulp; and the Thunder Bay Operations produced 216,000 metric tons of hardwood market pulp and 282,000 metric tons of softwood market pulp.

     North American sales are made directly by Bowater, while export sales are made through international sales agents local to their markets. We distribute market pulp primarily by truck, rail and ship.

FOREST PRODUCTS

     In addition to market pulp and paper, Bowater sells pulpwood, sawtimber, lumber and wood chips to a variety of customers located in the eastern United States and Canada. We also sell non-strategic timberland tracts and provide our manufacturing facilities with a portion of the wood needed for pulp, paper and lumber production.

     At December 31, 1999, we owned, leased or possessed cutting rights on approximately 16.0 million acres of timberlands throughout the United States and Canada. Approximately 800,000 of these timberlands are located in the southeastern United States, 8.4 million acres in Ontario, 4.9 million acres in Quebec, 1.3 million acres in New Brunswick and 600,000 acres in Nova Scotia. Although the primary focus is on scientific timber management, considerable attention is given to maintaining or enhancing other uses of the forests. Bowater, independently or in cooperation with other stakeholders, restricts timber harvesting on about 10% of its timberlands.

     Our timberland base supplies a portion of the needs of our paper mills and sawmills, as well as many independently owned forest products businesses. We maintain two nurseries and contract with numerous other nurseries in order to replace trees harvested from our timberlands and from the timberlands of small private landowners. We also use harvest practices designed to promote natural regeneration.

     In 1999, we consumed approximately 12.0 million tons of wood for pulp, paper and lumber production. Of this amount, 2.5 million tons of wood were harvested from owned or leased properties, 2.8 million tons were generated from cutting rights on land owned by the Canadian government, and 6.7 million tons were purchased, primarily under contract, from local wood producers, private landowners and sawmills (in the form of residual chips) at market prices. In addition, we harvested 3.0 million tons of wood from owned or leased properties to sell to other sawmills and paper companies.

     Bowater operates three sawmills that produce construction grade lumber. Bowater Lumber Company produced 94.0 million board feet of lumber in 1999. It sells its lumber in the southeastern and mid-western United States. The Bowater Mersey Paper Company Limited Oakhill Sawmill, which produced 51.9 million board feet of lumber in 1999, sells to customers in eastern Canada and the northeastern United States. The Maniwaki sawmill (formerly the Manifor Inc. sawmill), which produced 74.0 million board feet of lumber in 1999, sells mainly to customers in eastern Canada. We distribute lumber by truck and rail.

RECYCLING CAPABILITY

     Bowater has focused its efforts in recent years on meeting the demand for recycled-content paper products, providing an environmental benefit in reducing solid waste landfill deposits. In addition, this effort allows publishers and other customers to meet recycled-content standards.

     Bowater operates recycling plants at its Calhoun, Mokpo, Gatineau, Ponderay and Thunder Bay Operations. Taking a mixture of old newspapers and old magazines ("recovered paper"), these plants utilize advanced mechanical and chemical processes to manufacture high quality pulp. The recycled fiber pulp is combined with virgin fiber pulp. The resulting products, which include recycled-content newsprint and uncoated groundwood specialties, are comparable in quality to paper produced with 100% virgin fiber pulp. In 1999, we processed 1.1 million short tons of recovered paper.

     Bowater purchases recovered paper from suppliers in the regions of its recycling plants. These suppliers collect, sort and bale the material before selling it to us, primarily under long-term contracts, with prices and quantities fluctuating according to market conditions. We are one of the largest purchasers of recovered paper in North America.

COMPETITION

     In general, Bowater's products are globally-traded commodities, and the markets in which we compete are highly competitive. Our operating results reflect the general cyclical pattern of the pulp and paper industry. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, and fluctuations in currency exchange rates. Any material decline in prices for our products or other adverse developments in the market for our products could have a material adverse effect on our financial results, financial condition and cash flow.

     Newsprint, one of Bowater's principal products, is produced by numerous worldwide manufacturers. Aside from quality specifications to meet customer needs, the production of newsprint does not depend upon a proprietary process or formula. We compete with approximately 20 major worldwide producers of newsprint. In addition, we face actual and potential competition from numerous smaller producers located around the world. Price, quality, service (close customer relationships), and the ability to produce paper with recycled content are important competitive determinants.

     Bowater competes with approximately five market pulp companies of similar size in North America. Like newsprint, market pulp is one of our principal products and is a globally-traded commodity in which competition exists in all major markets. Market pulp prices historically have been volatile. Aside from quality specifications to meet customer needs, the production of market pulp does not depend on a proprietary process or formula. We produce four out of the six major grades of market pulp (northern and southern hardwood and softwood pulp) and compete with other producers from South America (eucalyptus hardwood pulp and radiata pine softwood pulp), Europe (northern softwood and hardwood pulp), and Asia (mixed tropical hardwood pulp). Price, quality and service are considered the main competitive determinants.

     Bowater competes with approximately 14 coated groundwood producers located in North America. In addition, approximately six major offshore suppliers of coated groundwood paper sell into the North American market. As a major supplier to printers in North America, we also compete with numerous worldwide suppliers of other grades of paper such as coated freesheet, supercalendered and uncoated groundwood papers. Price, quality and service are important competitive determinants, but a degree of proprietary knowledge is required in both the manufacture and use of this product, which requires close customer-supplier relationships.

     Bowater produces uncoated groundwood specialties and lumber, but is not a major producer of these products.

     As with other globally manufactured and sold commodities, the competitive position of Bowater's products is significantly affected by the volatility of currency exchange rates. See "Quantitative and Qualitative Disclosures About Market Risk" on pages 11-12 of this Form 10-K. We have significant operations in the United States, Canada and South Korea, with several of our primary competitors located in Canada, Sweden and Finland. Accordingly, the relative rates of exchange between those countries' currencies and the United States dollar can have a substantial effect on our ability to compete. In addition, the degree to which we compete with foreign producers depends in part on the level of demand abroad. Shipping costs generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.

     Trends in electronic data transmission and storage and the Internet could adversely affect traditional print media, including products of our customers; however, neither the timing nor the extent of those trends can be predicted with certainty. Industry reports indicate that our newspaper publishing customers in North America have experienced some loss of market share to other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end uses for several of our products), television and the Internet. Our magazine and catalog publishing customers are also aware of the potential effects from competing electronic media. They have, in the near term, benefited from an increase in magazine and catalog publications whose content is driven by electronic media, especially computer hardware and software.

     Part of Bowater's competitive strategy is to be a lower-cost producer of its products while maintaining strict quality standards and responding to environmental concerns. Currently, some of our competitors are lower-cost producers of some of the products that we manufacture, including newsprint. Our five recycling facilities have enhanced our competitive position by enabling us to respond to customer demand for recycled-content newsprint and uncoated groundwood specialties.

RAW MATERIALS AND ENERGY

     The manufacture of pulp and paper requires significant amounts of wood and energy. The wood Bowater needs for pulp, paper and lumber production is obtained from property we own or lease or on which we possess cutting rights and purchased from local producers. We also use recovered paper as raw material when producing recycled-content paper grades. See "Forest Products" and "Recycling Capability" on pages 4-5 of this Form 10-K for information regarding our procurement and use of raw materials.

     Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources. All of Bowater's mills produce all of their steam requirements with the exception of the Mersey Operations, which purchase all of their steam from a third-party supplier. The Gatineau, Mersey and Mokpo Operations purchase all of their electrical power requirements. The Thunder Bay, Calhoun and Catawba Operations produce approximately one-fourth of their electrical requirements and the balance is purchased.

EMPLOYEES

     As of December 31, 1999, Bowater employed 6,400 people, of whom 4,300 were represented by bargaining units. The labor contract at the Catawba Operations, which covers all of the plant's hourly employees, expires in April 2003. The labor contract with most of the plant's hourly employees at the Calhoun Operations expires in July 2002. The labor contracts covering most of the unionized employees at the Dalhousie, Gatineau, and Thunder Bay Operations and all of the unionized employees at the Mersey Operations were successfully renegotiated without any work interruptions in 1999. The new contracts expire in 2004. All plant facilities are situated in areas where adequate labor pools exist. Relations with employees are considered good.

TRADEMARKS AND LICENSES

     Bowater owns the trademarked "Bowater" logo exclusively throughout the world. In 1997, we obtained from the former Bowater plc, now Rexam plc, ownership of the name "Bowater" in connection with the sale of all of our products exclusively throughout the world, with a limited exception for a few non-conflicting uses by Rexam plc. We consider our interest in the logo and name to be valuable and necessary to the conduct of our business.

ENVIRONMENTAL MATTERS

     Information regarding environmental matters is incorporated by reference to pages 10 and 16-17 of the Annual Report.

     Bowater believes that its United States, Canadian and South Korean operations are in substantial compliance with all applicable federal, state, provincial and local environmental regulations and that all currently-required control equipment is in operation. While it is impossible to predict future environmental regulations that may be established, we believe that we will not be at a competitive disadvantage with regard to meeting future United States, Canadian or South Korean standards.

     Bowater has taken positive action to address concerns about municipal solid waste by constructing a recycled fiber plant at its Calhoun Operations. Through acquisitions in 1998, we have four additional recycling plants located at the Mokpo, Gatineau, Ponderay, and Thunder Bay Operations. See "Recycling Capability" on page 5 of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Statements that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-K, each of Bowater's annual reports to shareholders, Forms 10-K, 10-Q and 8-K, proxy statements, prospectuses and any other written or oral statement made by or on behalf of Bowater after the filing of this Form 10-K may include forward-looking statements including, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include (but are not limited to):

     - INDUSTRY CYCLICALITY. Industry cyclicality resulting from increases or decreases in production capacity, increases or decreases in operating rates and changes in customer consumption patterns will affect changes in product prices, which will impact our profitability and cash flow.

     - COST OF RAW MATERIALS AND ENERGY SUPPLY. The prices we pay for energy, chemicals, wood fiber, recycled paper and other raw materials are volatile and may change rapidly, directly affecting our profitability.

     - CHANGES IN THE ECONOMIES OF THE UNITED STATES AND OTHER COUNTRIES IN WHICH OUR PRODUCTS ARE SOLD. We sell our products in North, Central and South America, Asia and Europe. The economic climate of each region has a significant impact on the demand for our products. Changes in regional economies can result in changes in prices and sales volume, thereby directly affecting our profitability.

     - COMPETITIVE ACTIONS BY OTHER FOREST PRODUCTS COMPANIES. The markets for our products are all highly competitive. Actions by competitors can directly impact our ability to sell our products and can impact the prices at which our products are sold.

     - CHANGES IN LAWS OR REGULATIONS INCLUDING THOSE ON ENVIRONMENTAL COMPLIANCE. Each of our operations is subject to a variety of national and local laws and regulations, many of which deal with the environment. Changes in these laws or regulations have in the past, and could in the future, result in substantial expenditures for compliance.

     - CHANGES IN ECONOMIC FACTORS INCLUDING INTEREST RATES AND CURRENCY EXCHANGE RATES. We are exposed to changes in interest rates on some of our existing debt and all new debt issues. Changes in interest rates can increase or decrease the cost of our financing. Also, we sell a portion of our products in currencies other than the United States dollar and have manufacturing costs denominated in Canadian dollars and Korean won. Therefore, changes in currency exchange rates can impact our revenues and costs.

ITEM 2. PROPERTIES

     Information regarding Bowater's properties is incorporated by reference to the material included in Item 1, "Business" of this Form 10-K, and on page 50 and the back cover page of the Annual Report.

     In addition to the properties that we own, we also lease under long-term leases certain timberlands, office premises, and office and transportation equipment and have cutting rights with respect to certain timberlands. Information regarding timberland leases, operating leases and cutting rights is incorporated by reference to page 42 of the Annual Report.

ITEM 3. LEGAL PROCEEDINGS

     Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims and other matters. We believe that the ultimate disposition of these matters will not have a material adverse effect on our operations or our financial condition taken as a whole.

     The Antitrust Division of the United States Department of Justice has informed Bowater that it is conducting a review of possible anti-competitive practices in the North American newsprint industry. Bowater is aware that the Division has served grand jury subpoenas on employees of various newsprint manufacturers. Bowater understands that certain former employees of Avenor Inc., which was acquired by Bowater in 1998, have appeared or will appear before the grand jury. Bowater is not aware of the identity of any targets or subjects of the review, or whether Bowater will itself be a subject of the review.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 17, 2000

     Bowater's executive officers, who are elected by the Board of Directors to serve one-year terms, are listed below. There are no family relationships among officers and no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

                                                                                              SERVED AS
                NAME                   AGE                     POSITION                     OFFICER SINCE
                ----                   ---                     --------                     -------------
Arnold M. Nemirow....................  56   Chairman, President and Chief Executive         1994
                                            Officer
Arthur D. Fuller.....................  55   Executive Vice President and President --       1995
                                            Newsprint Division
E. Patrick Duffy.....................  58   Senior Vice President and President -- Coated   1995
                                            Paper Division
Richard K. Hamilton..................  51   Vice President and President -- Forest          1997
                                            Products Division
David J. Steuart.....................  53   Vice President and President -- Pulp Division   1998
Anthony H. Barash....................  56   Senior Vice President -- Corporate Affairs and  1996
                                            General Counsel
James H. Dorton......................  43   Vice President -- Corporate Development and     1996
                                            Strategy
Jerry R. Gilmore.....................  51   Vice President -- United States and Korean      1999
                                            Newsprint Operations
William G. Harvey....................  42   Vice President and Treasurer                    1998
Steven G. Lanzl......................  51   Vice President -- Information Technology        1996
David G. Maffucci....................  49   Senior Vice President and Chief Financial       1992
                                            Officer
Robert A. Moran......................  55   Vice President -- Manufacturing Services        1992
R. Donald Newman.....................  53   Vice President -- Canadian Newsprint            1999
                                            Operations
Michael F. Nocito....................  44   Vice President and Controller                   1993
Wendy C. Shiba.......................  49   Vice President, Secretary and Assistant         1993
                                            General Counsel
James T. Wright......................  53   Vice President -- Human Resources               1999

     Arnold M. Nemirow became Chairman in 1996, and Chief Executive Officer in 1995. He has been President and a director of Bowater since September 1994 and was Chief Operating Officer from September 1994 through February 1995. Previously, he was President, Chief Executive Officer and a director of Wausau Paper Mills Company, a pulp and paper company, from 1990 through 1994, Chairman, President, Chief Executive Officer and a director of Nekoosa Papers, Inc., the business papers division of Great Northern Nekoosa Corporation, from 1988 to 1990 and Vice President of Great Northern Nekoosa Corporation from 1984 to 1990.

     Arthur D. Fuller became Executive Vice President and President -- Newsprint Division (formerly the Newsprint and Directory Division) in 1997. From 1995 to 1997, he was Senior Vice President and President -- Newsprint Division. He was Vice President Finance, Planning & Administration of MacMillan Bloedel Packaging Inc., the containerboard and packaging business of MacMillan Bloedel Ltd., from 1994 to 1995. From 1991 to 1993, he was a partner of Nukraft, which sought to develop a recycled linerboard mill, and from 1987 to 1990, he was Vice President and General Manager of Great Southern Paper Company, the containerboard division of Great Northern Nekoosa Corporation. Earlier, he held various management positions with Great Southern Paper Company.

     E. Patrick Duffy became Senior Vice President and President -- Coated Paper Division in 1995. He was President of the Telecommunications Business Unit of R.R. Donnelly and Sons, a printing company, from 1993 to 1995, where he was responsible for the sale and manufacture of printed products, and President of its Catalog Group from 1990 to 1992. Previously, he was a Senior Vice President of R.R. Donnelly and Sons.

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

     David J. Steuart became Vice President of Bowater in January 1999. He has been President of the Pulp Division since July 1998. He was President, Pulp Group of Avenor Inc., a pulp and paper company, from 1994 until its acquisition by Bowater in July 1998. In this position, he had profit/loss responsibility for the Pulp Group and performed related manufacturing and marketing functions.

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

     James H. Dorton became Vice President -- Corporate Development and Strategy in 1998. He served as Vice President and Treasurer from 1996 to 1998. From 1990 through 1996, he was Treasurer of Intergraph Corporation, a manufacturer and designer of computers and software for engineering applications, where he was responsible for treasury management, corporate finance and shareholder relations. He was Assistant Treasurer of Intergraph Corporation from 1986 to 1990.

     Jerry R. Gilmore became Vice President of Bowater in January 1999. He has been Vice President -- United States and Korean Operations of the Newsprint Division (formerly the Newsprint and Directory Division) since October 1998. Previously, he held other positions in the Newsprint and Directory Division, as Vice President -- Administration and Planning from 1995 to April 1998 and as Vice President with responsibility for the integration of recent acquisitions from April to October 1998. Prior to joining Bowater in 1994, he held financial and management positions with Georgia-Pacific Corporation and Great Northern Nekoosa Corporation, both forest products companies.

     William G. Harvey became Vice President and Treasurer in 1998. Previously, he was employed by Avenor Inc., a pulp and paper company, as Vice President and Treasurer from 1995 to 1998, Director of Finance from 1994 to 1995 and Manager of Finance during 1994. These were positions of increasing responsibility performing cash management, corporate finance, investor relations and various other treasury functions.

     Steven G. Lanzl became Vice President -- Information Technology in 1996. From 1992 to 1996, he was with E.I. du Pont de Nemours and Company, a diversified chemical and petroleum products company, where he was responsible for planning information system initiatives. Earlier, he was with DuPont Asia Pacific, Ltd. in Japan as Manager of Information Systems Planning.

     David G. Maffucci became Senior Vice President and Chief Financial Officer in 1995. He had served as Vice President and Treasurer since 1993 and Treasurer from 1992 to 1993, and relinquished the title of Treasurer in 1996. From 1977 to 1992, he held various positions of increasing responsibility in Bowater's Finance Department.

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

     R. Donald Newman became Vice President of Bowater in January 1999. He has been Vice President -- Canadian Newsprint Operations of the Newsprint Division (formerly the Newsprint and Directory Division) since July 1998. Previously, he held other positions in the Newsprint and Directory

Division, as Vice President -- Operations and Resident Manager of the Calhoun Operations from 1995 to 1998, and as Vice President and Operations Manager of the Calhoun Operations from 1994 to 1995.

     Michael F. Nocito became Vice President and Controller in 1993. He was Controller of the Calhoun Operations from 1992 to 1993 and Assistant Controller of the Calhoun Operations from 1988 to 1992. From 1978 to 1988, he held various positions of increasing responsibility in Bowater's Finance Department.

     Wendy C. Shiba became Vice President in 1997 and has been Secretary and Assistant General Counsel since 1993. From 1992 to 1993, she was Corporate Chair of the City of Philadelphia Law Department where she managed the Corporate Group. She was Associate Professor of Law from 1990 to 1993 and Assistant Professor of Law from 1985 to 1990 at Temple University School of Law. Earlier, she practiced corporate law in the private sector.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

     (a) Bowater's common stock, $1 par value ("Common Stock"), is listed on the New York Stock Exchange, Inc. (stock symbol BOW), the Pacific Exchange, Inc., and the London Stock Exchange. Price information with respect to Bowater's Common Stock on the inside back cover of the Annual Report is incorporated by reference.

     (b) As of March 17, 2000, there were 4,580 holders of record of Bowater's Common Stock.

     (c) Bowater has paid consecutive quarterly dividends of $.20 per share of Common Stock during 1999 and 1998. Future declarations of dividends on our Common Stock are discretionary with the Board of Directors, and the declaration of any dividends will depend upon, among other things, our earnings, capital requirements and financial condition. In addition, our ability to pay dividends on our Common Stock depends on our maintaining adequate net worth and compliance with the required ratio of total debt to total capital as defined in and required by our current credit agreement. This agreement requires us to maintain a minimum consolidated net worth (generally defined in the agreement as common shareholders' equity plus any outstanding preferred stock) of $1.6 billion as of December 31, 1999. In addition, the agreement imposes a maximum 60% ratio of total debt to total capital (defined in the agreement as total debt plus net worth). At December 31, 1999, our consolidated net worth was $1.8 billion and our ratio of total debt to total capital was 46%.

ITEM 6. SELECTED FINANCIAL DATA

     Information regarding Bowater's financial position and operating record is incorporated by reference to pages 48-49 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information regarding Bowater's business and financial results is incorporated by reference to pages 11-21 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of Bowater's 1998 acquisition of Avenor, approximately 46% of our pulp and paper production capacity is in Canada, with costs primarily denominated in Canadian dollars. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. Using Canadian dollar range forward contracts, Bowater has hedged against the risk of a rising Canadian dollar. At December 31, 1999, we had $640.8 million of Canadian dollar contracts outstanding. Information regarding the carrying value and fair market value of the contracts is incorporated by reference to Note 13 on pages 35-36 of the Annual Report.

     Also in 1998, Bowater purchased a South Korean newsprint mill, subjecting it to fluctuations in the Korean won/United States dollar exchange rate since certain expenses and some purchases by the mill are denominated in won. However, many of the cash flows for purchases and sales are in United States dollars, thereby mitigating much of the currency risk.

     Bowater purchases significant amounts of old newsprint ("ONP") and old magazines ("OMG") to supply its facilities that use recycled paper. ONP and OMG are market-priced commodities and, as such, are subject to fluctuations in market prices. Increases in the prices of these commodities will reduce our reported earnings and decreases will tend to increase our reported earnings.

     Bowater's debt is primarily fixed rate debt. We do not have significant exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated by reference to pages 22-47 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Bowater's directors is incorporated by reference to the material under the heading "Election of Directors -- Information on Nominees and Directors" in our Proxy Statement with respect to the Annual Meeting of Shareholders scheduled to be held May 10, 2000, filed under Regulation 14A under the Securities Exchange Act of 1934, as amended.

     Information regarding Bowater's executive officers is provided under the caption "Executive Officers of the Registrant as of March 17, 2000" on pages 9-11 of this Form 10-K.

     Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the material under the headings "Election of Directors -- Information on Nominees and Directors -- Director Compensation", "Human Resources and Compensation Committee Report on Executive Compensation", "Total Shareholder Return" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning (1) any person or group known to Bowater to be the beneficial owner of more than 5% of its voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading "Certain Information Concerning Stock Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference to the material under the heading "Related Party Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following are filed as a part of this Report on Form 10-K:

          (1) The following are included at the indicated page in the Annual Report and are incorporated by reference:

                                                              PAGE(S)
                                                              -------
Consolidated Statement of Operations for Each of the Years
  in the Three-Year Period Ended December 31, 1999..........      22
Consolidated Balance Sheet at December 31, 1999 and 1998....      23
Consolidated Statement of Capital Accounts for Each of the
  Years in the Three-Year Period Ended December 31, 1999....   24-25
Consolidated Statement of Cash Flows for Each of the Years
  in the Three-Year Period Ended December 31, 1999..........      26
Notes to Consolidated Financial Statements..................   27-45
Management's Statement of Responsibility and Independent
  Auditors' Report..........................................   46-47

          (2) The following financial statement schedule for the year ended December 31, 1999 is submitted:

Schedule II -- Valuation and Qualifying Accounts............     F-1
Independent Auditors' Report on Schedule II.................     F-2

     All other financial statement schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes.

          (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
   2.1       Stock Purchase Agreement, dated as of May 18, 1999, by and between Inexcon Maine, Inc. and Bowater Incorporated
             (incorporated by reference to Exhibit 2.1 to Bowater
             Incorporated's Current Report on Form 8-K filed on September
             1, 1999, File No. 1-8712 (the "September 1999 8-K")).
   2.1.1     Amendment No. 1, dated August 17, 1999, to the Stock
             Purchase Agreement, dated May 18, 1999, between Inexcon
             Maine, Inc. and Bowater Incorporated (incorporated by
             reference to Exhibit 2.1.1 to the September 1999 8-K).
   3.1       Restated Certificate of Incorporation of Bowater
             Incorporated, as amended (incorporated by reference to
             Exhibit 4.2 to Bowater Incorporated's Registration Statement
             No. 33-51569).
   3.2       Certificate of Designations of the 7% PRIDES, Series B
             Convertible Preferred Stock of Bowater Incorporated
             (incorporated by reference to Exhibit 4.1 to Bowater
             Incorporated's Current Report on Form 8-K dated February 1,
             1994, File No. 1-8712 (the "February 1994 8-K")).
   3.3       Certificate of Designations of the 8.40% Series C Cumulative
             Preferred Stock of Bowater Incorporated (incorporated by
             reference to Exhibit 4.2 to the February 1994 8-K).
   3.4       Certificate of Designation of the special voting stock of
             Bowater Incorporated (incorporated by reference to Exhibit
             4.11 to Amendment No. 1 to Bowater Incorporated's
             Registration Statement No. 333-57839 (the "Amendment No. 1
             to the Registration Statement")).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
   3.5       Bylaws of Bowater Incorporated amended and restated as of
             May 20, 1998 (incorporated by reference to Exhibit 4.12 to
             Amendment No. 1 to the Registration Statement).
   4.1       Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other
             instruments with respect to long-term debt not being
             registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated
             basis (incorporated by reference to Exhibit 4.3 to Bowater
             Incorporated's Registration Statement No. 2-93455).
   4.2       See Exhibits 3.1, 3.4 and 3.5.
 +10.1       Employment Agreement, dated as of July 20, 1994, by and
             between Bowater Incorporated and Arnold M. Nemirow
             (incorporated by reference to Exhibit 10.3 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1994, File No. 1-8712 (the "1994
             10-K")).
 +10.2       Employment Agreement, dated as of October 21, 1996, by and between Bowater Incorporated and Steven G. Lanzl
             (incorporated by reference to Exhibit 10.2 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1996, File No. 1-8712 (the "1996
             10-K")).
 +10.3       Employment Agreement, dated as of April 1, 1995, by and
             between Bowater Incorporated and E. Patrick Duffy
             (incorporated by reference to Exhibit 10.4 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending March 31, 1995, File No. 1-8712).
 +10.4       Form of Employment Agreement by and between Bowater
             Incorporated and each of Robert A. Moran and Michael F.
             Nocito (incorporated by reference to Exhibit 10.4 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1993, File No. 1-8712).
 +10.5       Form of Change in Control Agreement, by and between Bowater
             Incorporated and each of Edward Patrick Duffy, David G.
             Maffucci, Robert A. Moran, Arnold M. Nemirow, and Michael F.
             Nocito (incorporated by reference to Exhibit 10.5 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1995, File No. 1-8712 (the "1995
             10-K")).
 +10.5.1     Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and each of E. Patrick Duffy, David G.
             Maffucci, Robert A. Moran, Arnold M. Nemirow and Michael F.
             Nocito (incorporated by reference to Exhibit 10.3 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending June 30, 1999, File No. 1-8712 (the "June 1999
             10-Q")).
 +10.6       Form of Change in Control Agreement by and between Bowater
             Incorporated and each of Anthony H. Barash and Steven G.
             Lanzl (incorporated by reference to Exhibit 10.6 to the 1996
             10-K).
 +10.6.1     Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and each of Anthony H. Barash and Steven G.
             Lanzl (incorporated by reference to Exhibit 10.4 of the June
             1999 10-Q).
 +10.7       Employment Agreement, dated as of May 21, 1997, by and
             between Bowater Incorporated and Wendy C. Shiba
             (incorporated by reference to Exhibit 10.1 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending June 30, 1997, File No. 1-8712 (the "June 1997
             10-Q")).
 +10.8       Change in Control Agreement, dated as of May 21, 1997, by
             and between Bowater Incorporated and Wendy C. Shiba
             (incorporated by reference to Exhibit 10.2 to the June 1997
             10-Q).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
 +10.8.1     Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and Wendy C. Shiba (incorporated by reference to Exhibit 10.4 to the June 1999 10-Q).
 +10.9       Employment Agreement, dated as of August 1, 1998, by and
             between Bowater Incorporated and James H. Dorton
             (incorporated by reference to Exhibit 10.1 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending September 30, 1998, File No. 1-8712 (the "September
             1998 10-Q")).
 +10.10      Change in Control Agreement, dated as of August 1, 1998, by and between Bowater Incorporated and James H. Dorton
             (incorporated by reference to Exhibit 10.2 to the September
             1998 10-Q).
 +10.10.1    Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and James H. Dorton (incorporated by reference to Exhibit 10.4 to the June 1999 10-Q).
 +10.11      Employment Agreement, dated as of August 1, 1997, by and
             between Bowater Incorporated and Arthur D. Fuller
             (incorporated by reference to Exhibit 10.1 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending September 30, 1997, File No. 1-8712 (the "September
             1997 10-Q")).
 +10.12      Change in Control Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and Arthur D. Fuller
             (incorporated by reference to Exhibit 10.2 to the September
             1997 10-Q).
 +10.12.1    Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and Arthur D. Fuller (incorporated by reference to Exhibit 10.4 to the June 1999 10-Q).
 +10.13      Employment Agreement, dated as of November 1, 1995, by and between Bowater Incorporated and David G. Maffucci
             (incorporated by reference to Exhibit 10.12 to the 1995
             10-K).
 +10.14      Employment Agreement, dated as of April 1, 1996, by and
             between Bowater Incorporated and Anthony H. Barash
             (incorporated by reference to Exhibit 10.14 to the 1995
             10-K).
 +10.15      Employment Agreement, dated as of August 1, 1997, by and
             between Bowater Incorporated and Richard K. Hamilton
             (incorporated by reference to Exhibit 10.16 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1997, File No. 1-8712 (the "1997
             10-K")).
 +10.16      Change in Control Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and Richard K. Hamilton
             (incorporated by reference to Exhibit 10.17 to the 1997
             10-K).
 +10.16.1    Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and Richard K. Hamilton (incorporated by
             reference to Exhibit 10.4 to the June 1999 10-Q).
 +10.17      Employment Agreement, dated as of August 1, 1998, by and
             between Bowater Incorporated and William G. Harvey
             (incorporated by reference to Exhibit 10.3 to the September
             1998 10-Q).
 +10.18      Change in Control Agreement, dated as of August 1, 1998, by and between Bowater Incorporated and William G. Harvey
             (incorporated by reference to Exhibit 10.4 to the September
             1998 10-Q).
 +10.18.1    Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and William G. Harvey (incorporated by
             reference to Exhibit 10.5 to the June 1999 10-Q).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
 +10.19      Employment Agreement, dated as of July 24, 1998, by and
             between Bowater Incorporated and David J. Steuart
             (incorporated by reference to Exhibit 10.5 to the September
             1998 10-Q).
 +10.20      Change in Control Agreement, dated as of July 24, 1998, by and between Bowater Incorporated and David J. Steuart
             (incorporated by reference to Exhibit 10.6 to the September
             1998 10-Q).
 +10.20.1    Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and David J. Steuart (incorporated by reference to Exhibit 10.5 to the June 1999 10-Q).
 +10.21      Employment Agreement, dated as of July 24, 1998, by and
             between Bowater Incorporated and R. Donald Newman
             (incorporated by reference to Exhibit 10.4 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending March 31, 1999, File No. 1-8712 (the "March 1999
             10-Q")).
 +10.22      Change in Control Agreement, dated as of November 1, 1995, by and between the Company and Robert D. Newman
             (incorporated by reference to Exhibit 10.23 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1998, File No. 1-8712 (the "1998
             10-K")).
 +10.22.1    Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and R. Donald Newman (incorporated by reference to Exhibit 10.4 to the June 1999 10-Q).
 +10.23      Employment Agreement, dated as of November 1, 1998, by and between Bowater Incorporated and Jerry R. Gilmore
             (incorporated by reference to Exhibit 10.3 to the March 1999
             10-Q).
 +10.24      Change in Control Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and Jerry R. Gilmore
             (incorporated by reference to Exhibit 10.25 to the 1998
             10-K).
 +10.24.1    Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and Jerry R. Gilmore (incorporated by reference to Exhibit 10.4 to the June 1999 10-Q).
 +10.25      Employment Agreement, dated as of March 15, 1999, by and
             between Bowater Incorporated and James T. Wright
             (incorporated by reference to Exhibit 10.1 to the March 1999
             10-Q).
 +10.26      Change in Control Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright
             (incorporated by reference to Exhibit 10.2 to the March 1999
             10-Q).
 +10.27      Compensatory Benefits Plan of Bowater Incorporated, as
             amended and restated effective February 26, 1999
             (incorporated by reference to Exhibit 10.6 to the June 1999
             10-Q).
 +10.28      Annual Bonus Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.16 to the 1994 10-K).
 +10.29      Deferred Compensation Plan for Outside Directors of Bowater
             Incorporated, as amended and restated effective January 1,
             1997 (incorporated by reference to Exhibit 10.18.1 to the
             1996 10-K).
 +10.30      Retirement Plan for Outside Directors of Bowater
             Incorporated, amended and restated as of February 26, 1999
             (incorporated by reference to Exhibit 10.7 to the June 1999
             10-Q).
 +10.31      Supplemental Benefit Plan for Designated Employees of
             Bowater Incorporated and Affiliated Companies, as amended
             and restated effective February 26, 1999 (incorporated by
             reference to Exhibit 10.8 to the June 1999 10-Q).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
 +10.32      Equity Participation Rights Plan of Bowater Incorporated,
             amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.9 to the June 1999 10-Q).
 +10.32.1*   First Amendment to Equity Participation Rights Plan of
             Bowater Incorporated, dated as of November 22, 1999.
 +10.33      1988 Stock Incentive Plan of Bowater Incorporated
             (incorporated by reference to Bowater Incorporated's Proxy
             Statement for 1988, File No. 1-8712).
 +10.33.1    Amendment to 1988 Stock Incentive Plan of Bowater
             Incorporated, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to Bowater Incorporated's Annual
             Report on Form 10-K for the period ending December 31, 1989,
             File No. 1-8712).
 +10.33.2    Second Amendment, effective April 15, 1998, to the 1988
             Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.32.2 to the 1998 10- K).
 +10.33.3    Third Amendment, effective February 26, 1999, to the 1988
             Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.10 to the June 1999 10-Q).
 +10.34      Amended and Restated Benefit Plan Grantor Trust of Bowater
             Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated's
             Quarterly Report on Form 10-Q for the period ending June 30,
             1998, File No. 1-8712 (the "June 1998 10-Q")).
 +10.34.1    First Amendment, effective February 26, 1999, to the Amended and Restated Benefit Plan Grantor Trust of Bowater
             Incorporated (incorporated by reference to Exhibit 10.11 to the June 1999 10-Q).
 +10.35      Amended and Restated Executive Severance Grantor Trust of
             Bowater Incorporated, effective as of April 15, 1998
             (incorporated by reference to Exhibit 10.3 to the June 1998
             10-Q).
 +10.35.1    First Amendment, effective February 26, 1999, to the Amended and Restated Executive Severance Grantor Trust of Bowater
             Incorporated (incorporated by reference to Exhibit 10.12 to the June 1999 10-Q).
 +10.36      Amended and Restated Outside Directors Benefit Plan Grantor
             Trust of Bowater Incorporated, effective as of April 15,
             1998 (incorporated by reference to Exhibit 10.2 to the June
             1998 10-Q).
 +10.36.1    First Amendment, effective February 26, 1999, to the Amended and Restated Outside Directors Benefit Plan Grantor Trust of
             Bowater Incorporated (incorporated by reference to Exhibit
             10.13 to the June 1999 10-Q).
 +10.37      Benefits Equalization Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by
             reference to Exhibit 10.14 to the June 1999 10-Q).
 +10.38      1992 Stock Incentive Plan (incorporated by reference to
             Exhibit 10.23 to Bowater Incorporated's Annual Report on
             Form 10-K for the period ending December 31, 1991, File No.
             1-8712).
 +10.38.1    First Amendment, effective April 15, 1998, to the 1992 Stock
             Incentive Plan (incorporated by reference to Exhibit 10.37.1 to the 1998 10-K).
 +10.38.2    Second Amendment, effective February 26, 1999, to the 1992
             Stock Incentive Plan (incorporated by reference to Exhibit
             10.15 to the June 1999 10-Q).
 +10.39      Bowater Incorporated 1997 Stock Option Plan, effective as of
             January 1, 1997, as amended and restated (incorporated by
             reference to Exhibit 10.31 to the 1996 10-K).
 +10.39.1    First Amendment, effective April 15, 1998, to the Bowater
             Incorporated 1997 Stock Option Plan, effective as of January
             1, 1997, as amended and restated (incorporated by reference to Exhibit 10.38.1 to the 1998 10-K).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
 +10.39.2    Second Amendment, effective February 26, 1999, to the
             Bowater Incorporated 1997 Stock Option Plan, as amended and restated January 1, 1997 (incorporated by reference to
             Exhibit 10.16 to the June 1999 10-Q).
 +10.40*     Bowater Incorporated 2000 Stock Option Plan, effective as of
             January 1, 2000.
 +10.41*     Amended and Restated Bowater Incorporated 1997-1999
             Long-Term Incentive Plan, effective as of February 26, 1999.
 +10.42      Senior Executive Retirement Plan of Bowater Incorporated's
             subsidiary, Bowater Pulp and Paper Canada Inc. (formerly
             Avenor Inc.), effective as of November 28, 1997
             (incorporated by reference to Exhibit 10.40 to the 1998
             10-K).
  10.43      Licensing Agreement, dated as of December 30, 1976, as
             amended, between Bowater Incorporated and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to Bowater
             Incorporated's Registration Statement No. 2-90172).
  10.44      Trademark Agreement, dated May 8, 1984, between Bowater
             Incorporated and Bowater Corporation plc (incorporated by
             reference to Exhibit 10.17 to Bowater Incorporated's
             Registration Statement No. 2-90172).
  10.45      World-Wide Trademark Ownership, Use and Assignment
             Agreement, effective as of June 30, 1997, by and between
             Bowater Incorporated and Rexam plc (formerly Bowater plc)
             (incorporated by reference to Exhibit 10.40 to the 1997
             10-K).
  10.46      Amended and Restated 364-Day Credit Agreement, dated as of
             June 23, 1999, amending and restating the 364-Day Credit
             Agreement, dated as of June 24, 1998, between Bowater
             Incorporated, The Chase Manhattan Bank, as Administrative
             Agent, and the lenders signatory thereto (incorporated by
             reference to Exhibit 10.1 to the June 1999 10-Q).
  10.47      Five Year Credit Agreement, dated as of June 24, 1998, among
             Bowater Incorporated, The Chase Manhattan Bank, as
             Administrative Agent, and the lenders signatory thereto
             (incorporated by reference to Exhibit 1.2 to the Schedule
             13D filed on August 3, 1998, by Bowater Incorporated,
             Bowater Canadian Holdings Incorporated and Bowater Canada
             Inc. with respect to the common shares of Avenor Inc.).
  10.47.1    Amendment No. 1, dated as of June 23, 1999, to the Five-Year
             Credit Agreement, dated as of June 24, 1998, between Bowater
             Incorporated, The Chase Manhattan Bank, as Administrative
             Agent, and the lenders signatory thereto (incorporated by
             reference to Exhibit 10.2 to the June 1999 10-Q).
  10.48      Support Agreement, dated as of July 24, 1998, between
             Bowater Incorporated, Bowater Canadian Holdings Incorporated
             and Bowater Canada Inc. (incorporated by reference to Annex
             G of the Joint Management Information Circular and Proxy
             Statement filed on June 18, 1998, on Schedule 14A for
             Bowater Incorporated, File No. 1-8712 (the "Schedule 14A")).
  10.49      Voting and Exchange Trust Agreement, dated as of July 24,
             1998, between Bowater Incorporated, Bowater Canadian
             Holdings Incorporated, Bowater Canada Inc. and Montreal
             Trust Company of Canada (incorporated by reference to Annex
             F of the Schedule 14A).
  10.50      Amended and Restated Arrangement Agreement, dated as of
             March 9, 1998, by and between Bowater Incorporated and
             Avenor Inc. (incorporated by reference to Exhibit 2.1 to
             Annex D of the Schedule 14A).
  10.51      Asset Purchase Agreement, dated August 4, 1998, by and
             between Bowater Pulp and Paper Canada Inc., Bowater
             Incorporated, Weyerhaeuser Canada Ltd. and Weyerhaeuser
             Company (incorporated by reference to Exhibit 2.1 to Bowater
             Incorporated's Current Report on Form 8-K dated October 15,
             1998, File No. 1- 8712 (the "October 1998 8-K")).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
  10.51.1    Amending Agreement, dated September 30, 1998, by and between
             Bowater Pulp and Paper Canada Inc., Bowater Incorporated,
             Weyerhaeuser Canada Ltd. and Weyerhaeuser Company
             (incorporated by reference to Exhibit 2.1.1 to the October
             1998 8-K).
  13.1*      Copy of Bowater Incorporated's 1999 Annual Report to
             Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part hereof).
  21.1*      Subsidiaries of the registrant.
  23.1*      Consent of Independent Auditors.
  27.1*      Financial Data Schedule (electronic filing only).

---------------

     * Filed herewith

     + This is a management contract or compensatory plan or arrangement.

     (b) None.

     (c) The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bowater has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BOWATER INCORPORATED

                                          By:     /s/ ARNOLD M. NEMIROW
                                            ------------------------------------
                                                     Arnold M. Nemirow
                                                  Chairman, President and
                                                  Chief Executive Officer

Date: March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bowater and in the capacities indicated, as of March 23, 2000.

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

                /s/ CHARLES J. HOWARD                  Director
-----------------------------------------------------
                  Charles J. Howard

                  /s/ JAMES L. PATE                    Director
-----------------------------------------------------
                    James L. Pate

                  /s/ JOHN A. ROLLS                    Director
-----------------------------------------------------
                    John A. Rolls

                /s/ ARTHUR R. SAWCHUK                  Director
-----------------------------------------------------
                  Arthur R. Sawchuk

                              BOWATER INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                             BALANCE
                                               AT       CHARGED TO
                                            BEGINNING    COST AND                               BALANCE AT
(IN MILLIONS)                                OF YEAR     EXPENSES    ADDITIONS   DEDUCTIONS     END OF YEAR
-------------                               ---------   ----------   ---------   ----------     -----------
Year ended December 31, 1999
  Allowance for doubtful accounts.........    $3.8        $(1.3)*      $ --        $  --           $2.5
                                              ====        =====        ====        =====           ====
Year ended December 31, 1998
  Allowance for doubtful accounts.........    $3.7        $ 0.6        $ --        $(0.5)          $3.8
                                              ====        =====        ====        =====           ====
Year ended December 31, 1997
  Allowance for doubtful accounts.........    $1.8        $ 1.9        $ --        $  --           $3.7
                                              ====        =====        ====        =====           ====

---------------

* Due primarily to the sale of GNP.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bowater Incorporated

     Under date of February 11, 2000, we reported on the consolidated balance sheets of Bowater Incorporated and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, capital accounts, and cash flows for each of the years in the three-year period ended December 31, 1999, as incorporated by reference in the Annual Report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Greenville, South Carolina
February 11, 2000

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                               DESCRIPTION
---------                            -----------
   2.1       Stock Purchase Agreement, dated as of May 18, 1999, by and between Inexcon Maine, Inc. and Bowater Incorporated
             (incorporated by reference to Exhibit 2.1 to Bowater
             Incorporated's Current Report on Form 8-K filed on September
             1, 1999, File No. 1-8712 (the "September 1999 8-K")).
   2.1.1     Amendment No. 1, dated August 17, 1999, to the Stock
             Purchase Agreement, dated May 18, 1999, between Inexcon
             Maine, Inc. and Bowater Incorporated (incorporated by
             reference to Exhibit 2.1.1 to the September 1999 8-K).
   3.1       Restated Certificate of Incorporation of Bowater
             Incorporated, as amended (incorporated by reference to
             Exhibit 4.2 to Bowater Incorporated's Registration Statement
             No. 33-51569).
   3.2       Certificate of Designations of the 7% PRIDES, Series B
             Convertible Preferred Stock of Bowater Incorporated
             (incorporated by reference to Exhibit 4.1 to Bowater
             Incorporated's Current Report on Form 8-K dated February 1,
             1994, File No. 1-8712 (the "February 1994 8-K")).
   3.3       Certificate of Designations of the 8.40% Series C Cumulative
             Preferred Stock of Bowater Incorporated (incorporated by
             reference to Exhibit 4.2 to the February 1994 8-K).
   3.4       Certificate of Designation of the special voting stock of
             Bowater Incorporated (incorporated by reference to Exhibit
             4.11 to Amendment No. 1 to Bowater Incorporated's
             Registration Statement No. 333-57839 (the "Amendment No. 1
             to the Registration Statement")).
   3.5       Bylaws of Bowater Incorporated amended and restated as of
             May 20, 1998 (incorporated by reference to Exhibit 4.12 to
             Amendment No. 1 to the Registration Statement).
   4.1       Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other
             instruments with respect to long-term debt not being
             registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated
             basis (incorporated by reference to Exhibit 4.3 to Bowater
             Incorporated's Registration Statement No. 2-93455).
   4.2       See Exhibits 3.1, 3.4 and 3.5.
 +10.1       Employment Agreement, dated as of July 20, 1994, by and
             between Bowater Incorporated and Arnold M. Nemirow
             (incorporated by reference to Exhibit 10.3 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1994, File No. 1-8712 (the "1994
             10-K")).
 +10.2       Employment Agreement, dated as of October 21, 1996, by and between Bowater Incorporated and Steven G. Lanzl
             (incorporated by reference to Exhibit 10.2 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1996, File No. 1-8712 (the "1996
             10-K")).
 +10.3       Employment Agreement, dated as of April 1, 1995, by and
             between Bowater Incorporated and E. Patrick Duffy
             (incorporated by reference to Exhibit 10.4 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending March 31, 1995, File No. 1-8712).
 +10.4       Form of Employment Agreement by and between Bowater
             Incorporated and each of Robert A. Moran and Michael F.
             Nocito (incorporated by reference to Exhibit 10.4 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1993, File No. 1-8712).

 EXHIBIT
   NO.                               DESCRIPTION
---------                            -----------
 +10.5       Form of Change in Control Agreement, by and between Bowater
             Incorporated and each of Edward Patrick Duffy, David G.
             Maffucci, Robert A. Moran, Arnold M. Nemirow, and Michael F.
             Nocito (incorporated by reference to Exhibit 10.5 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1995, File No. 1-8712 (the "1995
             10-K")).
 +10.5.1     Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and each of E. Patrick Duffy, David G.
             Maffucci, Robert A. Moran, Arnold M. Nemirow and Michael F.
             Nocito (incorporated by reference to Exhibit 10.3 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending June 30, 1999, File No. 1-8712 (the "June 1999
             10-Q")).
 +10.6       Form of Change in Control Agreement by and between Bowater
             Incorporated and each of Anthony H. Barash and Steven G.
             Lanzl (incorporated by reference to Exhibit 10.6 to the 1996
             10-K).
 +10.6.1     Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and each of Anthony H. Barash and Steven G.
             Lanzl (incorporated by reference to Exhibit 10.4 of the June
             1999 10-Q).
 +10.7       Employment Agreement, dated as of May 21, 1997, by and
             between Bowater Incorporated and Wendy C. Shiba
             (incorporated by reference to Exhibit 10.1 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending June 30, 1997, File No. 1-8712 (the "June 1997
             10-Q")).
 +10.8       Change in Control Agreement, dated as of May 21, 1997, by
             and between Bowater Incorporated and Wendy C. Shiba
             (incorporated by reference to Exhibit 10.2 to the June 1997
             10-Q).
 +10.8.1     Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and Wendy C. Shiba (incorporated by reference to Exhibit 10.4 to the June 1999 10-Q).
 +10.9       Employment Agreement, dated as of August 1, 1998, by and
             between Bowater Incorporated and James H. Dorton
             (incorporated by reference to Exhibit 10.1 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending September 30, 1998, File No. 1-8712 (the "September
             1998 10-Q")).
 +10.10      Change in Control Agreement, dated as of August 1, 1998, by and between Bowater Incorporated and James H. Dorton
             (incorporated by reference to Exhibit 10.2 to the September
             1998 10-Q).
 +10.10.1    Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and James H. Dorton (incorporated by reference to Exhibit 10.4 to the June 1999 10-Q).
 +10.11      Employment Agreement, dated as of August 1, 1997, by and
             between Bowater Incorporated and Arthur D. Fuller
             (incorporated by reference to Exhibit 10.1 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending September 30, 1997, File No. 1-8712 (the "September
             1997 10-Q")).
 +10.12      Change in Control Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and Arthur D. Fuller
             (incorporated by reference to Exhibit 10.2 to the September
             1997 10-Q).
 +10.12.1    Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and Arthur D. Fuller (incorporated by reference to Exhibit 10.4 to the June 1999 10-Q).

 EXHIBIT
   NO.                               DESCRIPTION
---------                            -----------
 +10.13      Employment Agreement, dated as of November 1, 1995, by and between Bowater Incorporated and David G. Maffucci
             (incorporated by reference to Exhibit 10.12 to the 1995
             10-K).
 +10.14      Employment Agreement, dated as of April 1, 1996, by and
             between Bowater Incorporated and Anthony H. Barash
             (incorporated by reference to Exhibit 10.14 to the 1995
             10-K).
 +10.15      Employment Agreement, dated as of August 1, 1997, by and
             between Bowater Incorporated and Richard K. Hamilton
             (incorporated by reference to Exhibit 10.16 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1997, File No. 1-8712 (the "1997
             10-K")).
 +10.16      Change in Control Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and Richard K. Hamilton
             (incorporated by reference to Exhibit 10.17 to the 1997
             10-K).
 +10.16.1    Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and Richard K. Hamilton (incorporated by
             reference to Exhibit 10.4 to the June 1999 10-Q).
 +10.17      Employment Agreement, dated as of August 1, 1998, by and
             between Bowater Incorporated and William G. Harvey
             (incorporated by reference to Exhibit 10.3 to the September
             1998 10-Q).
 +10.18      Change in Control Agreement, dated as of August 1, 1998, by and between Bowater Incorporated and William G. Harvey
             (incorporated by reference to Exhibit 10.4 to the September
             1998 10-Q).
 +10.18.1    Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and William G. Harvey (incorporated by
             reference to Exhibit 10.5 to the June 1999 10-Q).
 +10.19      Employment Agreement, dated as of July 24, 1998, by and
             between Bowater Incorporated and David J. Steuart
             (incorporated by reference to Exhibit 10.5 to the September
             1998 10-Q).
 +10.20      Change in Control Agreement, dated as of July 24, 1998, by and between Bowater Incorporated and David J. Steuart
             (incorporated by reference to Exhibit 10.6 to the September
             1998 10-Q).
 +10.20.1    Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and David J. Steuart (incorporated by reference to Exhibit 10.5 to the June 1999 10-Q).
 +10.21      Employment Agreement, dated as of July 24, 1998, by and
             between Bowater Incorporated and R. Donald Newman
             (incorporated by reference to Exhibit 10.4 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending March 31, 1999, File No. 1-8712 (the "March 1999
             10-Q")).
 +10.22      Change in Control Agreement, dated as of November 1, 1995, by and between the Company and Robert D. Newman
             (incorporated by reference to Exhibit 10.23 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1998, File No. 1-8712 (the "1998
             10-K")).
 +10.22.1    Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and R. Donald Newman (incorporated by reference to Exhibit 10.4 to the June 1999 10-Q).

 EXHIBIT
   NO.                               DESCRIPTION
---------                            -----------
 +10.23      Employment Agreement, dated as of November 1, 1998, by and between Bowater Incorporated and Jerry R. Gilmore
             (incorporated by reference to Exhibit 10.3 to the March 1999
             10-Q).
 +10.24      Change in Control Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and Jerry R. Gilmore
             (incorporated by reference to Exhibit 10.25 to the 1998
             10-K).
 +10.24.1    Form of First Amendment to Change in Control Agreement,
             dated as of February 26, 1999, by and between Bowater
             Incorporated and Jerry R. Gilmore (incorporated by reference to Exhibit 10.4 to the June 1999 10-Q).
 +10.25      Employment Agreement, dated as of March 15, 1999, by and
             between Bowater Incorporated and James T. Wright
             (incorporated by reference to Exhibit 10.1 to the March 1999
             10-Q).
 +10.26      Change in Control Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright
             (incorporated by reference to Exhibit 10.2 to the March 1999
             10-Q).
 +10.27      Compensatory Benefits Plan of Bowater Incorporated, as
             amended and restated effective February 26, 1999
             (incorporated by reference to Exhibit 10.6 to the June 1999
             10-Q).
 +10.28      Annual Bonus Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.16 to the 1994 10-K).
 +10.29      Deferred Compensation Plan for Outside Directors of Bowater
             Incorporated, as amended and restated effective January 1,
             1997 (incorporated by reference to Exhibit 10.18.1 to the
             1996 10-K).
 +10.30      Retirement Plan for Outside Directors of Bowater
             Incorporated, amended and restated as of February 26, 1999
             (incorporated by reference to Exhibit 10.7 to the June 1999
             10-Q).
 +10.31      Supplemental Benefit Plan for Designated Employees of
             Bowater Incorporated and Affiliated Companies, as amended
             and restated effective February 26, 1999 (incorporated by
             reference to Exhibit 10.8 to the June 1999 10-Q).
 +10.32      Equity Participation Rights Plan of Bowater Incorporated,
             amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.9 to the June 1999 10-Q).
 +10.32.1*   First Amendment to Equity Participation Rights Plan of
             Bowater Incorporated, dated as of November 22, 1999.
 +10.33      1988 Stock Incentive Plan of Bowater Incorporated
             (incorporated by reference to Bowater Incorporated's Proxy
             Statement for 1988, File No. 1-8712).
 +10.33.1    Amendment to 1988 Stock Incentive Plan of Bowater
             Incorporated, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to Bowater Incorporated's Annual
             Report on Form 10-K for the period ending December 31, 1989,
             File No. 1-8712).
 +10.33.2    Second Amendment, effective April 15, 1998, to the 1988
             Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.32.2 to the 1998 10- K).
 +10.33.3    Third Amendment, effective February 26, 1999, to the 1988
             Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.10 to the June 1999 10-Q).
 +10.34      Amended and Restated Benefit Plan Grantor Trust of Bowater
             Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated's
             Quarterly Report on Form 10-Q for the period ending June 30,
             1998, File No. 1-8712 (the "June 1998 10-Q")).
 +10.34.1    First Amendment, effective February 26, 1999, to the Amended and Restated Benefit Plan Grantor Trust of Bowater
             Incorporated (incorporated by reference to Exhibit 10.11 to the June 1999 10-Q).

 EXHIBIT
   NO.                               DESCRIPTION
---------                            -----------
 +10.35      Amended and Restated Executive Severance Grantor Trust of
             Bowater Incorporated, effective as of April 15, 1998
             (incorporated by reference to Exhibit 10.3 to the June 1998
             10-Q).
 +10.35.1    First Amendment, effective February 26, 1999, to the Amended and Restated Executive Severance Grantor Trust of Bowater
             Incorporated (incorporated by reference to Exhibit 10.12 to the June 1999 10-Q).
 +10.36      Amended and Restated Outside Directors Benefit Plan Grantor
             Trust of Bowater Incorporated, effective as of April 15,
             1998 (incorporated by reference to Exhibit 10.2 to the June
             1998 10-Q).
 +10.36.1    First Amendment, effective February 26, 1999, to the Amended and Restated Outside Directors Benefit Plan Grantor Trust of
             Bowater Incorporated (incorporated by reference to Exhibit
             10.13 to the June 1999 10-Q).
 +10.37      Benefits Equalization Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by
             reference to Exhibit 10.14 to the June 1999 10-Q).
 +10.38      1992 Stock Incentive Plan (incorporated by reference to
             Exhibit 10.23 to Bowater Incorporated's Annual Report on
             Form 10-K for the period ending December 31, 1991, File No.
             1-8712).
 +10.38.1    First Amendment, effective April 15, 1998, to the 1992 Stock
             Incentive Plan (incorporated by reference to Exhibit 10.37.1 to the 1998 10-K).
 +10.38.2    Second Amendment, effective February 26, 1999, to the 1992
             Stock Incentive Plan (incorporated by reference to Exhibit
             10.15 to the June 1999 10-Q).
 +10.39      Bowater Incorporated 1997 Stock Option Plan, effective as of
             January 1, 1997, as amended and restated (incorporated by
             reference to Exhibit 10.31 to the 1996 10-K).
 +10.39.1    First Amendment, effective April 15, 1998, to the Bowater
             Incorporated 1997 Stock Option Plan, effective as of January
             1, 1997, as amended and restated (incorporated by reference to Exhibit 10.38.1 to the 1998 10-K).
 +10.39.2    Second Amendment, effective February 26, 1999, to the
             Bowater Incorporated 1997 Stock Option Plan, as amended and restated January 1, 1997 (incorporated by reference to
             Exhibit 10.16 to the June 1999 10-Q).
 +10.40*     Bowater Incorporated 2000 Stock Option Plan, effective as of
             January 1, 2000.
 +10.41*     Amended and Restated Bowater Incorporated 1997-1999
             Long-Term Incentive Plan, effective as of February 26, 1999.
 +10.42      Senior Executive Retirement Plan of Bowater Incorporated's
             subsidiary, Bowater Pulp and Paper Canada Inc. (formerly
             Avenor Inc.), effective as of November 28, 1997
             (incorporated by reference to Exhibit 10.40 to the 1998
             10-K).
  10.43      Licensing Agreement, dated as of December 30, 1976, as
             amended, between Bowater Incorporated and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to Bowater
             Incorporated's Registration Statement No. 2-90172).
  10.44      Trademark Agreement, dated May 8, 1984, between Bowater
             Incorporated and Bowater Corporation plc (incorporated by
             reference to Exhibit 10.17 to Bowater Incorporated's
             Registration Statement No. 2-90172).
  10.45      World-Wide Trademark Ownership, Use and Assignment
             Agreement, effective as of June 30, 1997, by and between
             Bowater Incorporated and Rexam plc (formerly Bowater plc)
             (incorporated by reference to Exhibit 10.40 to the 1997
             10-K).

 EXHIBIT
   NO.                               DESCRIPTION
---------                            -----------
  10.46      Amended and Restated 364-Day Credit Agreement, dated as of
             June 23, 1999, amending and restating the 364-Day Credit
             Agreement, dated as of June 24, 1998, between Bowater
             Incorporated, The Chase Manhattan Bank, as Administrative
             Agent, and the lenders signatory thereto (incorporated by
             reference to Exhibit 10.1 to the June 1999 10-Q).
  10.47      Five Year Credit Agreement, dated as of June 24, 1998, among
             Bowater Incorporated, The Chase Manhattan Bank, as
             Administrative Agent, and the lenders signatory thereto
             (incorporated by reference to Exhibit 1.2 to the Schedule
             13D filed on August 3, 1998, by Bowater Incorporated,
             Bowater Canadian Holdings Incorporated and Bowater Canada
             Inc. with respect to the common shares of Avenor Inc.).
  10.47.1    Amendment No. 1, dated as of June 23, 1999, to the Five-Year
             Credit Agreement, dated as of June 24, 1998, between Bowater
             Incorporated, The Chase Manhattan Bank, as Administrative
             Agent, and the lenders signatory thereto (incorporated by
             reference to Exhibit 10.2 to the June 1999 10-Q).
  10.48      Support Agreement, dated as of July 24, 1998, between
             Bowater Incorporated, Bowater Canadian Holdings Incorporated
             and Bowater Canada Inc. (incorporated by reference to Annex
             G of the Joint Management Information Circular and Proxy
             Statement filed on June 18, 1998, on Schedule 14A for
             Bowater Incorporated, File No. 1-8712 (the "Schedule 14A")).
  10.49      Voting and Exchange Trust Agreement, dated as of July 24,
             1998, between Bowater Incorporated, Bowater Canadian
             Holdings Incorporated, Bowater Canada Inc. and Montreal
             Trust Company of Canada (incorporated by reference to Annex
             F of the Schedule 14A).
  10.50      Amended and Restated Arrangement Agreement, dated as of
             March 9, 1998, by and between Bowater Incorporated and
             Avenor Inc. (incorporated by reference to Exhibit 2.1 to
             Annex D of the Schedule 14A).
  10.51      Asset Purchase Agreement, dated August 4, 1998, by and
             between Bowater Pulp and Paper Canada Inc., Bowater
             Incorporated, Weyerhaeuser Canada Ltd. and Weyerhaeuser
             Company (incorporated by reference to Exhibit 2.1 to Bowater
             Incorporated's Current Report on Form 8-K dated October 15,
             1998, File No. 1- 8712 (the "October 1998 8-K")).
  10.51.1    Amending Agreement, dated September 30, 1998, by and between
             Bowater Pulp and Paper Canada Inc., Bowater Incorporated,
             Weyerhaeuser Canada Ltd. and Weyerhaeuser Company
             (incorporated by reference to Exhibit 2.1.1 to the October
             1998 8-K).
  13.1*      Copy of Bowater Incorporated's 1999 Annual Report to
             Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part hereof).
  21.1*      Subsidiaries of the registrant.
  23.1*      Consent of Independent Auditors.
  27.1*      Financial Data Schedule (electronic filing only).

---------------

     * Filed herewith

     + This is a management contract or compensatory plan or arrangement.