Form 10-Q
period 2000-03-31
BOWATER INC
filed 2000-05-12
CIK 743368

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31,2000
                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding (and held by non-affiliates) of each of the issuer's classes of common stock, as of May 4, 2000.

               Class                          Outstanding at May 4, 2000
               -----                          --------------------------

   Common Stock, $1.00 Par Value                   51,540,355 Shares

                              BOWATER INCORPORATED

                                   I N D E X

                                                                                 Page
                                                                                Number
                                                                                ------

  PART I   FINANCIAL INFORMATION

         1.  Financial Statements:

                  Consolidated Balance Sheet at March 31, 2000,
                  and December 31, 1999                                             3

                  Consolidated Statement of Operations for the Three
                  Months Ended March 31, 2000, and
                       March 31, 1999                                               4

                  Consolidated Statement of Capital Accounts
                  for the Three Months Ended March 31, 2000                         5

                  Consolidated Statement of Cash Flows for the
                  Three Months Ended March 31, 2000, and
                  March 31, 1999                                                    6

                  Notes to Consolidated Financial Statements                     7-11

         2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                      12-15

         3.  Quantitative and Qualitative Disclosures About Market Risk            15


  PART II   OTHER INFORMATION

  Exhibits and Reports on Form 8-K                                                 16

SIGNATURES                                                                         17

                     BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)

                                                                            March 31,             December 31,
                                                                              2000                    1999
                                                                           ----------             ------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                                $   27.8                 $   24.7
  Marketable securities                                                         0.4                      2.1
  Accounts receivable, net                                                    324.6                    314.3
  Inventories                                                                 155.0                    145.4
  Other current assets                                                         44.0                     46.0
                                                                           --------                 --------
    Total current assets                                                      551.8                    532.5
                                                                           --------                 --------

Timber and timberlands                                                        276.5                    283.2
Fixed assets, net(Note 2)                                                   2,567.8                  2,581.3
Notes receivable                                                              146.0                    146.0
Goodwill                                                                      864.1                    870.6
Other assets                                                                  138.9                    138.6
                                                                           ========                 ========
                                                                           $4,545.1                 $4,552.2
                                                                           ========                 ========
                       LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt(Note 3)                           $    4.1                 $   35.5
  Short-term bank debt                                                         75.4                     15.0
  Accounts payable and accrued liabilities(Notes 4 and 11)                    313.2                    336.4
  Dividends payable                                                            10.7                     10.9
  Income tax payable                                                            2.8                       --
                                                                           --------                 --------
    Total current liabilities                                                 406.2                    397.8
                                                                           --------                 --------

Long-term debt, net of current installments                                 1,452.0                  1,454.6
Other long-term liabilities(Note 4)                                           326.2                    326.1
Deferred income taxes                                                         487.6                    481.4
Minority interests in subsidiaries(Note 5)                                    114.6                    121.5
Commitments and contingencies(Note 6)                                            --                       --

Shareholders' equity:
   Common stock                                                                61.5                     60.8
   Exchangeable shares(Note 3)                                                 76.8                    105.4
   Additional paid-in capital                                               1,344.5                  1,315.4
   Retained earnings                                                          698.5                    691.8
   Accumulated other comprehensive income (loss)(Note 12)                     (18.3)                   (18.3)
   Loan to ESOT                                                                (0.2)                    (0.7)
   Treasury stock, at cost(Note 7)                                           (404.3)                  (383.6)
                                                                           --------                 --------
    Total shareholders' equity                                              1,758.5                  1,770.8
                                                                           --------                 --------
                                                                           $4,545.1                 $4,552.2
                                                                           ========                 ========

          See accompanying notes to consolidated financial statements.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
        (UNAUDITED, IN MILLIONS OF US DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                    Three Months Ended
                                                                           -----------------------------------
                                                                           March 31,                 March 31,
                                                                             2000                      1999
                                                                           ---------                ----------
Sales                                                                      $  562.9                 $  619.8
Distribution costs                                                             42.4                     48.5
                                                                           --------                 --------
    Net sales                                                                 520.5                    571.3

Cost of sales                                                                 361.4                    423.4
Depreciation, amortization and cost of timber harvested                        71.8                     75.8
Selling and administrative expense                                             32.8                     22.6
Net gain on sale of assets (Note 2)                                             3.2                    145.4
                                                                           --------                 --------
    Operating income                                                           57.7                    194.9

Other expense  (income):
  Interest income                                                              (3.7)                    (0.5)
  Interest expense, net of capitalized interest                                31.8                     32.4
  Other, net (Note 8)                                                           1.0                    (12.3)
                                                                           --------                 --------
                                                                               29.1                     19.6
                                                                           --------                 --------

Income before income taxes and minority interests                              28.6                    175.3

Provision for income taxes                                                     12.1                     68.4
Minority interests in net income (loss) of subsidiaries                        (0.7)                     0.4
                                                                           --------                 --------

Net income                                                                     17.2                    106.5

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                                       --                     (4.3)
                                                                           --------                 --------

Comprehensive income                                                       $   17.2                 $  102.2
                                                                           ========                 ========

Basic earnings per common share (Note 9):                                  $   0.32                 $   1.93
                                                                           ========                 ========


Average common shares outstanding                                              53.3                     54.5
                                                                           ========                 ========

Diluted earnings per common share (Note 9):                                $   0.32                 $   1.89
                                                                           ========                 ========


Average common and common equivalent shares outstanding                        53.8                     55.8
                                                                           ========                 ========


          See accompanying notes to consolidated financial statements.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
        (UNAUDITED, IN MILLIONS OF US DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                            Accumulated
                                                                   Additional                 Other
                                            Common   Exchangeable   Paid-in     Retained   Comprehensive    Loan to       Treasury
                                            Stock     Shares        Capital     Earnings   Income (Loss)     ESOT          Stock
                                           --------  ------------ -----------   --------   -------------  ------------   ----------

 Balance at December 31, 1999                $60.8    $   105.4     $1,315.4    $691.8    $ (18.3)       $       (0.7)    $(383.6)

 Net income                                     --           --           --      17.2        --                   --          --


 Retractions of exchangeable shares            0.7        (28.6)        27.9        --        --                   --          --


 Dividends on:
    Common ($.20 per share)                     --           --           --     (10.5)       --                   --          --

 Reduction in loan to ESOT                      --           --           --        --        --                  0.5          --

 Foreign currency translation                   --           --           --        --        --                   --          --

 Stock options exercised                        --           --          0.8        --        --                   --          --

 Tax benefit on exercise of stock options       --           --          0.4        --        --                   --          --

 Purchase of common stock (Note 7)              --           --           --        --        --                   --       (20.7)
                                             -----    ---------    ---------    ------    ------         ------------     -------

Balance at March 31, 2000                    $61.5       $ 76.8     $1,344.5    $698.5    $(18.3)        $       (0.2)    $(404.3)
                                             =====    =========    =========    ======    ======         ============     =======

          See accompanying notes to consolidated financial statements.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)

                                                                                     Three Months Ended
                                                                           -----------------------------------
                                                                             March 31,               March 31,
                                                                               2000                    1999
                                                                           -----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   17.2                 $  106.5
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested                        71.8                     75.8
Deferred income taxes                                                           7.6                     (2.7)
Minority interests                                                             (0.7)                     0.4
Net gain on sale of assets (Note 2)                                            (3.2)                  (145.4)
Change in working capital:
  Accounts receivable, net                                                    (10.6)                    28.8
  Inventories                                                                  (9.6)                   (27.1)
  Accounts payable and accrued liabilities                                    (18.1)                   (53.8)
  Income taxes payable                                                          5.7                     58.5
Other, net                                                                      6.3                     (2.5)
                                                                           --------                 --------
          Net cash from operating activities                                   66.4                     38.5
                                                                           --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in fixed assets, timber and timberlands                         (58.3)                   (54.6)
Disposition of fixed assets, timber and timberlands (Note 2)                    5.2                    216.5
Cash paid on maturity of hedging contracts (Note 11)                           (5.6)                   (11.9)
Cash invested in marketable securities                                        (49.4)                    (0.9)
Cash from maturities of marketable securities                                  51.1                      1.0
                                                                           --------                 --------
          Net cash from (used for) investing activities                       (57.0)                   150.1
                                                                           --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends, including minority interests (Note 5)                         (16.9)                   (13.9)
Purchase of common stock (Note 7)                                             (20.7)                   (38.0)
Proceeds from short-term borrowings                                           108.4                    140.8
Payments of short-term borrowings                                             (48.1)                  (216.0)
Proceeds from long-term borrowings                                              0.4                       --
Payments of long-term debt (Note 3)                                           (30.7)                    (1.4)
Stock options exercised                                                         0.8                      0.7
Redemption of Convertible Subordinated Debentures (Note 3)                       --                    (65.9)
Redemption of Series C Preferred Stock (Note 3)                                  --                    (26.4)
Other                                                                           0.5                      0.7
                                                                           --------                 --------
          Net cash used for financing activities                               (6.3)                  (219.4)
                                                                           --------                 --------

Net increase (decrease) in cash and cash equivalents                            3.1                    (30.8)

Cash and cash equivalents at beginning of year                                 24.7                     58.3
                                                                           --------                 --------
Cash and cash equivalents at end of period                                 $   27.8                 $   27.5
                                                                           ========                 ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, net of capitalized interest of $0.5 and $2.1                   $  (21.1)                $  (26.3)
  Income taxes (paid) received                                             $    1.3                 $   (7.9)

Noncash investing and financing activity:
  Conversion of 7.50% Convertible Unsecured
  Subordinated Debentures into
  Exchangeable Shares (Note 3)                                             $     --                 $   66.2

          See accompanying notes to consolidated financial statements.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries as of March 31, 2000. The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2. During the first quarter of 2000, Bowater sold fixed assets resulting in a pre-tax gain of $3.2 million, or $.04 per diluted share after tax. During the first quarter of 1999, we sold approximately 981,000 acres of timberlands and a sawmill resulting in a pre-tax gain of $145.4 million, or $1.59 per diluted share after tax.

3. In January 2000, Bowater repurchased a portion of its 9.25% Debentures due 2002. The cash price paid was $20.8 million, including premium and accrued interest. In February 1999, we redeemed all of our outstanding 7.50% Convertible Unsecured Subordinated Debentures due 2004. In connection with the redemption, we paid cash of approximately $65.9 million, and Bowater Canada Inc. issued 1,359,620 exchangeable shares. Also in February 1999, we redeemed all of the remaining shares of our 8.40% Series C Cumulative Preferred Stock for $26.6 million, including accrued dividends.

4. In connection with the acquisition of Avenor during the third quarter of 1998, Bowater recorded merger-related liabilities. In the third and fourth quarter of 1998, we recorded liabilities relating to the closure of our Gold River pulp mill and the sale of our Dryden white paper mill, both of which were acquired as part of the Avenor acquisition. During the first quarter of 2000, we made payments against the reserves of $2.0 million, of which $1.2 million was for payment of employee termination costs. In addition, we increased the reserves by $2.1 million to reflect revised estimates of our environmental liabilities.

     As of March 31, 2000, the remaining accrual for the above items is $26.1 million. Of this remaining accrual, $2.9 million reduces the carrying value of assets, $11.8 million is included in "Accounts payable and accrued liabilities" and $11.4 million is included in "Other long-term liabilities" in the Consolidated Balance Sheet. As of March 31, 2000, the cash requirements related to these liabilities are expected to be $11.8 million during the balance of 2000 and $11.4 million related to environmental matters in 2001 and beyond.

     The following table summarizes the activity of the liabilities described above:

                                                    Write-offs &
                                                     Payments
                            Balance     Adjust        Against         Increase      Foreign    Balance
    (In millions)          12/31/99    Goodwill       Reserve          Reserve      Exchange   3/31/00
-----------------------   ---------   ----------   -------------   --------------  ---------- ---------
Employee
    termination costs        $ 3.3     $  --       $       (1.2)   $          --   $    --    $     2.1
Facility closures              3.9        --               (0.1)              --        --          3.8
Asset impairments
    /disposals                 3.6        --               (0.7)              --        --          2.9
Environmental                 15.2        --                 --              2.1        --         17.3
-----------------------      -----     -----       ------------    -------------   -------    ---------
Totals                       $26.0     $  --       $       (2.0)   $         2.1   $    --    $    26.1
-----------------------      -----     -----       ------------    -------------   -------    ---------

5. During the first quarter of 2000, the Board of Directors of Calhoun Newsprint Company (CNC) declared a $12.5 million dividend. As a result, $6.1 million was paid to the minority shareholder. In the first quarter of 1999, the Board of Directors of CNC declared a dividend of $4.9 million, resulting in a payment of $2.4 million to the minority shareholder.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Our management believes that the ultimate disposition of these matters will not have a material adverse effect on our operations or our financial condition taken as a whole.

7. During the first quarter of 2000, Bowater purchased 432,500 shares of its common stock for $20.7 million under a stock repurchase program authorized in May 1999. Under this current program, we have purchased a total of 1.5 million shares of common stock at a total cost of $72.5 million. During the first quarter of 1999, we purchased 948,800 shares of common stock for $38.0 million under a 1997 stock repurchase program.

8. "Other, net" in the Consolidated Statement of Operations includes the following:

                                                 THREE MONTHS ENDED
                                            ----------------------------
                                            March 31,          March 31,
     (In millions)                            2000               1999
     ----------------------------           ---------          ---------
     Foreign exchange (gain) loss           $     0.5          $    (12.6)
     Miscellaneous items                          0.5                 0.3
                                            ---------          ----------
                                                  1.0               (12.3)


9. The calculation of basic and diluted earnings per share is as follows:

                                                 THREE MONTHS ENDED
                                               ----------------------
                                               March 31,    March 31,
(In millions, except per share amounts)          2000         1999
---------------------------------------        ---------   ----------
Basic Computation:

Net income                                     $ 17.2      $ 106.5
Less:
    Series C Preferred Stock                       --         (0.1)
           dividends
    Deferred issuance costs associated
           with Series C Preferred Stock           --         (1.0)
                                               ------      -------
Basic income available to common
           shareholders                        $ 17.2      $ 105.4
                                               ------      -------

Basic weighted average shares
           outstanding                           53.3         54.5
                                               ------      -------
Basic earnings per common share                $ 0.32      $  1.93
                                               ------      -------

                     BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                        March 31,      March 31,
(In millions, except per share amounts)                   2000            1999
---------------------------------------                 ---------      ---------
Diluted Computation:

Diluted income available to common
     shareholders                                        $ 17.2         $ 105.4
                                                         ------         -------
Basic weighted average shares
     outstanding                                           53.3            54.5

Effect of dilutive securities:
     Options                                                0.5             1.3
                                                         ------         -------
Diluted weighted average shares
     outstanding                                           53.8            55.8
                                                         ------         -------
Diluted earnings per
     common share                                        $ 0.32         $  1.89
                                                         ------         -------


10.  Segment Information:

     Bowater is organized into four divisions, three of which are: the Newsprint Division, the Coated Paper Division and the Forest Products Division.
     * The Newsprint Division is responsible for the manufacturing operations of seven sites in the United States, Canada and South Korea. It is also responsible for the worldwide marketing of newsprint and uncoated groundwood specialties.
     * The Coated Paper Division manufactures coated groundwood paper, newsprint, market pulp and uncoated groundwood specialties at one manufacturing site in the United States and operates a coating facility in Benton Harbor, Michigan. This Division is responsible for the worldwide marketing and sales of coated groundwood paper.
     * The Forest Products Division operates three sawmills and manages 1.8 million acres of owned and leased timberlands in the United States and Canada, as well as 14.2 million acres of Crown-owned land in Canada on which we have cutting rights. This Division sells wood fiber to the Newsprint Division and Coated Paper Division, as well as markets and sells timber and lumber to third parties in North America.

     The Pulp Division has marketing and sales responsibility for all of our market pulp sales; however, the financial results from these sales are included in both the Newsprint Division and the Coated Paper Division. Accordingly, no results are reported for the Pulp Division.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following tables summarize information about segment profit and loss and segment assets for the three months ended March 31, 2000 and 1999 and at March 31, 2000 and 1999, respectively:

(Unaudited, in millions)

                                                      Coated      Forest                 Corporate/
       THREE MONTHS ENDED              Newsprint       Paper     Products    Special       Other
         MARCH 31, 2000                Division      Division    Division     Items     Eliminations     Total
----------------------------------    -----------   ----------   --------   --------   -------------   ---------
Net sales-including internal          $    368.2    $  126.2    $  118.0    $     --   $   --         $   612.4
sales
Elimination of intersegment sales             --          --          --          --        (91.9)        (91.9)
                                      ----------    --------    --------    --------    ----------    ---------
Net sales - external customers             368.2       126.2       118.0          --        (91.9)        520.5
                                      ----------    --------    --------    --------    ----------    ---------
Segment income (loss)                       38.6        25.0        13.1         3.2        (22.2)         57.7
                                      ----------    --------    --------    --------    ----------    ---------
Total assets at 3/31/00               $  3,095.5    $  498.4    $  514.0    $     --   $    437.2     $ 4,545.1
                                      ----------    --------    --------    --------    ----------    ---------

                                                      Coated      Forest                 Corporate/
       THREE MONTHS ENDED              Newsprint       Paper     Products     Special       Other
         MARCH 31, 1999                Division      Division    Division      Items     Eliminations      Total
----------------------------------     ----------   ----------   --------    --------   -------------    --------
Net sales-including internal sales     $    414.7    $  111.0    $  131.5    $     --    $    2.3     $    659.5
Elimination of intersegment sales              --          --          --          --       (88.2)         (88.2)
                                       ----------    --------    --------    --------    --------        -------
Net sales - external customers              414.7       111.0       131.5          --       (85.9)         571.3
                                       ----------    --------    --------    --------    --------        -------
Segment income (loss)                        35.9        16.5        10.6       145.4       (13.5)         194.9
                                       ----------    --------    --------    --------    --------        -------
Total assets at 3/31/99                $  3,428.6    $  483.1    $  504.1    $     --    $  541.9     $  4,957.7
                                       ----------    --------    --------    --------    --------        -------

     During the first quarter of 2000, Bowater changed its segment disclosure to separately report special items. Our management now reviews reports that present these items separately from the normal operations of the divisions. In the first quarter of 2000, the special item related to a gain on the sale of fixed assets. In the first quarter of 1999, the special item related to a gain on the sale of timberlands and a sawmill.

     In the first quarter of 2000, we changed our presentation of intersegment sales, presenting each division's net sales on a gross basis and including the elimination of intersegment sales in "Corporate/other eliminations". Also in the first quarter of 2000, we changed our asset allocations relating to the Avenor acquisition between the Newsprint and Forest Products Divisions and Corporate. These changes are also reflected in the tables above.

     The "Net sales" and "Segment income (loss)" for Great Northern Paper, Inc.
     (GNP), included in the Newsprint and Forest Products Divisions results, for the three months ended March 31, 1999, were $91.7 million and $2.9 million, respectively. We sold GNP in August 1999.

     We have incorporated these changes in the following table of segment disclosures as of December 31, 1999:

                                                      Coated      Forest                 Corporate/
       THREE MONTHS ENDED             Newsprint        Paper     Products     Special       Other
       DECEMBER 31, 1999              Division       Division    Division      Items     Eliminations    Total
----------------------------------   ----------     ----------   --------    --------   -------------  ----------
Net sales-including internal sales   $  1,528.2      $  467.0    $  489.3    $     --      $    2.3    $ 2,486.8
Elimination of intersegment sales            --            --          --          --        (352.1)      (352.1)
                                     ----------      --------    --------    --------      --------    ---------
Net sales - external customers          1,528.2         467.0       489.3          --        (349.8)     2,134.7
                                     ----------      --------    --------    --------      --------    ---------
Depreciation                              215.6          55.5        23.1          --           6.0        300.2
                                     ----------      --------    --------    --------      --------    ---------
Segment income (loss)                      46.7          72.2        46.5       133.4         (54.8)       244.0
                                     ----------      --------    --------    --------      --------    ---------
Total assets at 12/31/99             $  3,069.4      $  492.1    $  514.6    $     --      $  476.1    $ 4,552.2
                                     ----------      --------    --------    --------      --------    ---------

     The $133.4 million of special items represents a $47.1 million loss on the sale of GNP, a $272.5 million gain on the sale of timberlands, and a $92.0 million impairment charge for GNP.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The line entitled "Segment income (loss)" in the preceding tables is equal to "Operating income (loss)" as presented in our Consolidated Statement of Operations. In addition, none of the income/loss items following "Operating income (loss)" in our Consolidated Statement of Operations are allocated to our segments, since they are reviewed separately by Bowater's management. These items include, but are not limited to, interest revenue and expense, income tax expense or benefit, and minority interests in net income (loss) of subsidiaries.

11. Using Canadian dollar range forward contracts, Bowater hedges against the risk of a rising Canadian dollar. At March 31, 2000, we had $509.5 million of Canadian dollar contracts. Information regarding the carrying value, fair market value, and range of exchange rates of the contracts is summarized in the table below:

(In millions)                                   Liability
-------------------------      Notional   ----------------------      Range Of
Foreign Currency Exchange     Amount of   Carrying      Fair       US$/Canadian$
Agreements and Options       Derivatives   Amount   Market Value   Exchange Rates
-------------------------    -----------  --------  ------------   --------------
Buy Currency:
    Canadian dollar
          Due in 2000        $ 326.5       $14.1       $14.1       .7707 - .6733
                             -------       -----       -----       -------------
          Due in 2001          183.0         0.8         0.8       .7339 - .6630
                             -------       -----       -----       -------------
               Total         $ 509.5       $14.9       $14.9       .7707 - .6630
                             -------       -----       -----       -------------

12. In the Consolidated Balance Sheet as of March 31, 2000, the line entitled "Accumulated other comprehensive income (loss)" includes $(19.5) million for pension plan additional minimum liabilities, $(6.4) million for foreign currency translation, and $7.6 million for taxes.

13. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2000 presentation.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  ORGANIZATION

Bowater is organized into four divisions: the Newsprint Division, the Coated Paper Division, the Pulp Division and the Forest Products Division. Each division, with the exception of the Pulp Division, is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division. Therefore, our financial results are collected, analyzed and reported through the Newsprint, Coated Paper and Forest Products Divisions.

                         CAUTIONARY STATEMENT REGARDING
                          FORWARD-LOOKING INFORMATION

Statements in this report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. The risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Bowater's annual report on Form 10-K for the year ended December 31, 1999, and from time to time, in Bowater's other filings with the Securities and Exchange Commission.

                             RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000, VERSUS
                                 MARCH 31, 1999

For the first quarter of 2000, Bowater had operating income of $57.7 million, compared to operating income of $194.9 million for the first quarter of 1999. Operating income for the first quarter of 2000 includes a net gain on sale of assets of $3.2 million compared with a net gain on sale of assets of $145.4 million for the first quarter of 1999. Excluding these asset sales, operating income increased $5.0 million. Higher prices for our market pulp and coated groundwood paper products, partially offset by lower shipments, account for this increase. Higher operating costs as a result of higher prices for recycled paper, higher benefit costs, and a higher Canadian dollar exchange rate were mainly offset by lower costs resulting from the sale of GNP, a high cost mill.
    Net income for the first quarter of 2000 was $17.2 million, or $0.32 per diluted share, compared with net income of $106.5 million, or $1.89 per diluted share in the first quarter of 1999. Included in net income for the first quarter of 2000 was a pre-tax gain on the sale of fixed assets of $3.2 million, or $0.04 per diluted share. Included in net income for the first quarter of 1999 was a pre-tax gain on the sale of timberlands of $145.4 million, or $1.59 per diluted share. In addition, we recorded pre-tax foreign currency exchange gains of $12.6 million, or $0.19 per diluted share, during the first quarter of 1999. First quarter 2000 net sales were $520.5 million, compared with $571.3 million for the first quarter of 1999 and $525.0 for the fourth quarter of 1999.
    Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions. For the first quarter of 1999, the net sales of Great Northern Paper, Inc. (GNP) are included in the following product lines: newsprint, coated groundwood paper, directory paper, uncoated groundwood specialties, and lumber, timber and other wood products. In August 1999, we completed the sale of GNP.

                            PRODUCT LINE INFORMATION

NET SALES BY PRODUCT

                                        THREE MONTHS ENDED
                                      ----------------------
                                      MARCH 31,    MARCH 31,
(Unaudited, in millions)                2000         1999
                                      ----------------------
  Net sales:
     Newsprint                         $307.1        $347.4
     Coated groundwood                   73.9          80.0
     Directory paper                       --          36.3
     Market pulp                        135.9          96.5
     Uncoated groundwood specialties     19.8          16.3
     Lumber, timber and other wood
           products                     118.1         131.5
     Elimination of intersegment sales  (91.9)        (88.2)
     Distribution costs                 (42.4)        (48.5)
                                       --------------------
                Total net sales        $520.5        $571.3
                                       --------------------

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Newsprint Bowater's average transaction price for newsprint was 6% lower in the first quarter of 2000 compared to the first quarter of 1999, while prices were up slightly from the fourth quarter of 1999. Our shipments were also down 6%, primarily due to the sale of GNP in August 1999 and machine downtime in the first quarter of 2000. Newsprint market conditions continued to improve in the first quarter. Total United States demand and consumption of newsprint increased in the first quarter of 2000 compared to the first quarter of 1999. Both North American mill inventories and United States customer inventories of newsprint declined in March 2000 compared to the year ago period. On April 1, 2000, Bowater implemented a price increase of $50 per metric ton for the domestic market due to the favorable market conditions. Prices for the export markets also increased effective January 2000 and again in April 2000.

Coated Groundwood Bowater's coated groundwood paper average transaction price in the first quarter of 2000 was 6% higher than in the first quarter of 1999. Our coated groundwood shipments were 13% lower, due to the sale of GNP in August 1999. End use markets continued to show strength with magazine advertising pages and catalog mailings (measured by standard A mail weight), increasing over the first quarter of 1999. Inventories at United States coated groundwood mills as of March 31, 2000, were 34% lower than the year ago period. Due to the favorable market conditions, we implemented a $60 per short ton price increase in April 2000.

Market Pulp The first quarter average transaction price for Bowater's market pulp increased 39% compared to the first quarter of 1999. Our shipments for the quarter were slightly higher than the year ago period. World pulp markets continued to improve over the quarter reflecting tight supply conditions and improved demand. Pulp shipments from NORSCAN (United States, Canada, Finland, Norway and Sweden) producing regions increased 5% over the first quarter of 1999. NORSCAN producer pulp inventories ended the first quarter at 1.2 million metric tons or an 18 days supply, 22% lower than the March 1999 level.

Lumber Demand for Bowater's lumber products remained stable through the first quarter of 2000 with our average transaction price declining 2% from the first quarter of 1999. Shipments were up over last year's first quarter at our three remaining sawmills, but down 18% overall, due to the sale of a sawmill in Maine. United States housing starts for the first quarter of 2000 were 361,000 units, or 2% lower compared with the first quarter of 1999.

Timber Shipments of Bowater's timber products were down 12% in the first quarter of 2000 compared to the same period in 1999. During 1999, we sold over 2 million acres of timberlands in Maine and the Southern United States, which lowered our supply of saleable timber. The change in timber mix, as a result of the sale of timberlands, contributed to a 12% reduction in our average transaction price comparing the same periods.

                             DIVISIONAL PERFORMANCE

For the first quarter of 1999, the net sales and operating income (loss) for GNP mill and woodlands operations are included in the Newsprint and Forest Products Divisions. In August 1999, Bowater completed the sale of GNP.

NET SALES BY DIVISION
                                   THREE MONTHS ENDED
                                        MARCH 31,
                                   ------------------
(In millions)                      2000         1999
                                   ------------------
DIVISION: (1)
Newsprint                           $368.2    $414.7
Coated Paper                         126.2     111.0
Forest Products                      118.0     131.5
Corporate/other eliminations         (91.9)    (85.9)
                                    -----------------
    Total net sales                 $520.5    $571.3
                                    -----------------

OPERATING INCOME (LOSS) BY DIVISION

                                 THREE MONTHS ENDED
                                      MARCH 31,
                                 ------------------
(In millions)                       2000      1999
                                 ------------------
DIVISION: (1)
Newsprint                          $38.6     $ 35.9
Coated Paper                        25.0       16.5
Forest Products                     13.1       10.6
Net gain on sale of assets           3.2      145.4
Corporate/other eliminations       (22.2)     (13.5)
                                   ----------------
    Total operating income         $57.7     $194.9
                                   ----------------

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division and the Coated Paper Division. The Pulp Division is responsible for the marketing and distribution of the product and its

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    administrative expenses are included in "Corporate/other eliminations."

Newsprint Division: Net sales for the Division decreased 11%, from $414.7 million for first quarter 1999 to $368.2 million for first quarter 2000. This decrease is primarily the result of the sale of GNP in August 1999 and a lower average transaction price for newsprint, partially offset by a higher average transaction price for market pulp. See the previous discussion of product line results.

    Operating income increased 8%, from $35.9 million for first quarter 1999 to $38.6 million for the first quarter 2000. Higher prices for market pulp partially offset by lower prices for newsprint, account for this increase. Operating costs for the division increased due to higher prices for recycled paper and a higher Canadian dollar exchange rate, mainly offset by lower costs resulting from the sale of GNP, a high cost mill.

Coated Paper Division: Net sales increased $15.2 million, from $111.0 million for first quarter 1999 to $126.2 million for first quarter 2000, due to higher average transaction prices for market pulp and coated groundwood paper, partially offset by a lower average transaction price for newsprint. The inclusion of the Nuway coating facility, purchased in July 1999, also contributed to this increase. See the previous discussion of product line results.

    Operating income increased 52%, from $16.5 million for first quarter 1999 to $25.0 million for first quarter 2000. This increase was primarily the result of higher prices for market pulp and coated groundwood paper, partially offset by higher operating costs due to the increased production of specialty grades.

Forest Products Division: Net sales for the Division decreased 10%, from $131.5 million for first quarter 1999 to $118.0 million for first quarter 2000, primarily the result of the sale of a sawmill and timberlands in 1999. See the previous discussion of product line results.

    Operating income for the Division increased $2.5 million for first quarter of 2000 compared to the first quarter of 1999, due to lower silviculture expenses and higher lumber productivity for the first quarter of 2000.

Net gain on sale of assets: During the first quarter of 2000, Bowater sold fixed assets resulting in a pre-tax gain of $3.2 million. During the first quarter of 1999, we sold approximately 981,000 acres of timberlands and a sawmill resulting in a pre-tax gain of $145.4 million.

Corporate/Other Eliminations: The elimination of intersegment sales increased $6.0 million. Increased sales volume between the divisions accounted for $3.7 million of this increase. The balance of the increase was due to market pulp sales from the Gold River pulp mill, which were netted in the first quarter of 1999 eliminations. The Gold River pulp mill was permanently closed in February 1999.

    Comparing the first quarter of 2000 to the first quarter of 1999, general and administrative expenses increased $8.7 million, primarily due to higher benefit costs and professional fees.

INTEREST AND OTHER INCOME AND EXPENSES

Interest expense for the first quarter of 2000 compared to the same period last year decreased $0.6 million due to slightly lower average debt balances. Comparing the same periods, interest income increased $3.2 million due to interest on notes received in consideration for timberland sales in the fourth quarter of 1999.

     In the first quarter of 2000, Bowater recorded a foreign exchange loss of $0.5 million versus a foreign exchange gain of $12.6 million during the first quarter of 1999. The gain in the first quarter of last year resulted from the impact of the change in currency exchange rates on our Canadian dollar hedging program.

    Bowater's effective tax rate for the first quarter of 2000 was 42.3% versus 39.0% in the prior year first quarter. The higher rate in 2000 was principally due to the effect of the non-deductibility of goodwill on a lower level of pre-tax income.

                        LIQUIDITY AND CAPITAL RESOURCES

Bowater's cash and cash equivalents increased to $27.8 million at March 31, 2000, from $24.7 million at December 31, 1999. We generated cash from operations of $66.4 million, used $57.0 million of cash for investing activities, and used $6.3 million of cash for financing activities. Aside from cash flow from operations, capital expenditures, and changes in investments and short-term borrowings, we made net payments on our long-term borrowings of $30.3 million and purchased our common stock requiring cash of $20.7 million.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CASH FROM OPERATING ACTIVITIES:

During the first three months of 2000, Bowater's operations generated $66.4 million of cash compared to $38.5 million of cash during the first three months of 1999, an increase of $27.9 million. The majority of this increase was due to lower working capital needs, excluding income taxes.

CASH FROM INVESTING ACTIVITIES:

Cash used for investing activities in the first three months of 2000 totaled $57.0 million, compared with proceeds of $150.1 million during the first three months of 1999. Comparing the same periods, capital expenditures were $3.7 million higher in the first quarter of 2000. We expect our total capital expenditures for 2000 to approximate $250.0 million.

     In the first three months of 2000, Bowater paid $5.6 million on the maturity of Canadian dollar hedging contracts versus $11.9 million in the first quarter of last year. We also received net proceeds from the maturity of marketable securities of $1.7 million in the first quarter, compared with $0.1 million for the same period in 1999.

      Also in the first quarter of 1999, we completed the sale of 981,000 acres of timberland and a sawmill resulting in cash proceeds of $216.5 million. Our Forest Products Division periodically reviews timberland holdings and sells timberlands considered to be non-strategic tracts.

CASH FROM FINANCING ACTIVITIES:

Cash used for financing activities was $6.3 million for the first three months of 2000 compared with $219.4 million used in the first three months of 1999. During the first quarter of 2000, Bowater borrowed $60.3 million (net of repayments of $48.1 million), from its short-term credit facility. In the first quarter of 1999, we made net payments on our short-term credit facility of $75.2 million. Also in the first quarter of 2000, we repurchased a portion of our 9.25% Debentures due 2002 for $20.8 million, including premium and accrued interest. Other payments on our long-term borrowings were $9.9 million for a total of $30.7 million. In the first quarter of 1999, we made payments of $1.4 million on our long-term borrowings, we paid $65.9 million for the redemption of our 7.50% Convertible Unsecured Subordinated Debentures, and paid $26.4 million for the redemption of our remaining 8.40% Series C Preferred Stock. In addition to the cash payment for the redemption of the debentures, Bowater Canada Inc. issued 1.4 million exchangeable shares.

     Cash dividends in the first quarter of 2000 increased $3.0 million from the prior year quarter due to the payment of a higher cash dividend to the minority shareholder of Calhoun Newsprint Company. This was partially offset by lower cash dividends on our common stock due to the stock purchases we made during 1999, which lowered the number of shares outstanding.

     During 1999, the Board of Directors authorized a new stock repurchase program allowing us to buy back up to 5.5 million shares of our outstanding common stock. During the first quarter of 2000, we purchased 432,500 shares at a cost of $20.7 million. Since inception, we purchased 1.5 million shares at a total cost of $72.5 million. In the first quarter of 1999, we purchased 948,800 shares at a cost of $38.0 million under a 1997 stock repurchase program.

    We continually consider various options for the use of our cash, including internal capital investments, share repurchases, investments to grow our businesses and additional debt reductions.

                              ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This standard requires a public company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Bowater is required to adopt this standard in the first quarter of 2001. We have not yet assessed the impact this standard will have on our financial condition or results of operations at the time of adoption; however, the impact will ultimately depend on the amount and type of derivative instruments we hold at the time of adoption.

                                  MARKET RISK

Bowater's market risk disclosure included in its 1999 Form 10-K, Part II, Item 7A, is still applicable as of March 31, 2000. We have updated the disclosure concerning our Canadian dollar range forward contracts, which is included in Footnote 11 in this Form 10-Q.

                     BOWATER INCORPORATED AND SUBSIDIARIES

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K):

         Exhibit No.       Description
         -----------       -----------
         10.1     First Amendment to the Supplemental Benefit Plan for
                  Designated Employees of Bowater Incorporated and Affiliated
                  Companies as Amended and Restated Effective February 26,
                  1999.

         10.2 Bowater Incorporated Annual Incentive Plan, as amended and restated effective as of January 1, 1999.

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



                                             BOWATER INCORPORATED



                                  By:
                                     -------------------------------------------
                                     David G. Maffucci
                                     Senior Vice President and
                                     Chief Financial Officer



                                  By:
                                     -------------------------------------------
                                     Michael F. Nocito
                                     Vice President and Controller


Dated:   May 12, 2000

                     BOWATER INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                             BOWATER INCORPORATED

                                  By: /s/  David G. Maffucci
                                     -------------------------------------------
                                     David G. Maffucci
                                     Senior Vice President and
                                     Chief Financial Officer



                                  By: /s/  Michael F. Nocito
                                     -------------------------------------------
                                     Michael F. Nocito
                                     Vice President and Controller





Dated:   May 12, 2000

                               INDEX TO EXHIBITS
                               -----------------

         Exhibit No.       Description
         -----------       -----------
         10.1     First Amendment to the Supplemental Benefit Plan for
                  Designated Employees of Bowater Incorporated and Affiliated
                  Companies as Amended and Restated Effective February 26,
                  1999.

         10.2 Bowater Incorporated Annual Incentive Plan, as amended and restated effective as of January 1, 1999.

         27.1     Financial Data Schedule (electronic filing only).