Form 10-Q
period 2000-06-30
BOWATER INC
filed 2000-08-08
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding (and held by non-affiliates) of each of the issuer's classes of common stock, as of July 31, 2000.

              Class                              Outstanding at July 31, 2000
              -----                              ----------------------------
   Common Stock, $1.00 Par Value                       50,142,624 Shares

                              BOWATER INCORPORATED

                                    I N D E X



                                                                           Page
                                                                          Number
                                                                          ------

PART I FINANCIAL INFORMATION

    Item 1.  Financial Statements:

             Consolidated Balance Sheet at June 30, 2000,
             and December 31, 1999                                             3

             Consolidated Statement of Operations for the Three and Six
             Months Ended June 30, 2000, and June 30, 1999                     4

             Consolidated Statement of Capital Accounts
             for the Six Months Ended June 30, 2000                            5

             Consolidated Statement of Cash Flows for the
             Six Months Ended June 30, 2000, and June 30, 1999                 6

             Notes to Consolidated Financial Statements                     7-12

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                13-19

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      19


PART II OTHER INFORMATION

     Item 1.  Legal Proceedings                                               20

     Item 4.  Submission of Matters to a Vote of Security Holders             20

     Item 6.  Exhibits and Reports on Form 8-K                                20


SIGNATURES                                                                    21

                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)



                                                                  June 30,     December 31,
                                                                    2000           1999
                                                                 ---------     ------------
                             ASSETS
Current assets:
  Cash and cash equivalents                                      $    16.0      $    24.7
  Marketable securities                                                0.4            2.1
  Accounts receivable, net                                           354.3          314.3
  Inventories                                                        153.5          145.4
  Other current assets                                                51.2           46.0
                                                                 ---------      ---------
    Total current assets                                             575.4          532.5
                                                                 ---------      ---------

Timber and timberlands (Note 2)                                      275.1          283.2
Fixed assets, net (Note 2 and 3)                                   2,576.8        2,581.3
Notes receivable                                                     145.9          146.0
Goodwill                                                             858.2          870.6
Other assets                                                         145.5          138.6
                                                                 =========      =========
                                                                 $ 4,576.9      $ 4,552.2
                                                                 =========      =========
                     LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt (Note 4)                $     3.9      $    35.5
  Short-term bank debt                                               168.1           15.0
  Accounts payable and accrued liabilities (Note 5 and 12)           291.1          336.4
  Dividends payable                                                   10.2           10.9
                                                                 ---------      ---------
    Total current liabilities                                        473.3          397.8
                                                                 ---------      ---------

Long-term debt, net of current installments                        1,446.8        1,454.6
Other long-term liabilities (Notes 5)                                334.1          326.1
Deferred income taxes                                                497.3          481.4
Minority interests in subsidiaries (Note 6)                          114.5          121.5

Commitments and contingencies (Note 7)

Shareholders' equity:
  Common stock                                                        61.6           60.8
  Exchangeable shares (Note 4)                                        73.7          105.4
  Additional paid-in capital                                       1,348.7        1,315.4
  Retained earnings                                                  721.8          691.8
  Accumulated other comprehensive income (loss) (Note 13)            (19.2)         (18.3)
  Loan to ESOT                                                        --             (0.7)
  Treasury stock, at cost (Note 8)                                  (475.7)        (383.6)
                                                                 ---------      ---------
    Total shareholders' equity                                     1,710.9        1,770.8
                                                                 =========      =========
                                                                 $ 4,576.9      $ 4,552.2
                                                                 =========      =========

           See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         (UNAUDITED, IN MILLIONS OF US DOLLARS EXCEPT PER SHARE AMOUNTS)




                                                               Three Months Ended              Six Months Ended
                                                             ----------------------      --------------------------
                                                             June 30,      June 30,       June 30,        June 30,
                                                               2000          1999           2000            1999
                                                             --------      --------      ----------      ----------

Sales                                                        $  607.6      $  573.3      $  1,170.5      $  1,193.1
Distribution costs                                               40.9          45.9            83.3            94.4
                                                             --------      --------      ----------      ----------
    Net sales                                                   566.7         527.4         1,087.2         1,098.7
Cost of sales                                                   386.8         417.4           748.2           840.8
Depreciation, amortization and cost of timber harvested          70.5          76.0           142.3           151.8
Impairment of asset (Note 3)                                     --            92.0            --              92.0
Selling and administrative expense                               21.5          22.5            54.3            45.1
Net gain on sale of assets (Note 2)                              (0.1)       (108.3)           (3.3)         (253.7)
                                                             --------      --------      ----------      ----------
    Operating income                                             88.0          27.8           145.7           222.7

Other expense (income):
  Interest income                                                (4.0)         (1.3)           (7.7)           (1.8)
  Interest expense, net of capitalized interest                  30.9          30.6            62.7            63.0
  Other, net (Note 9)                                             4.8         (15.9)            5.8           (28.2)
                                                             --------      --------      ----------      ----------
                                                                 31.7          13.4            60.8            33.0
                                                             --------      --------      ----------      ----------

Income before income taxes and minority interests                56.3          14.4            84.9           189.7

Provision for income taxes                                       22.0           6.6            34.1            75.0
Minority interests in net income (loss) of subsidiaries           0.6           2.6            (0.1)            3.0
                                                             --------      --------      ----------      ----------

Net income                                                       33.7           5.2            50.9           111.7

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                       (0.9)          7.0            (0.9)            2.7
                                                             --------      --------      ----------      ----------

Comprehensive income                                         $   32.8      $   12.2      $     50.0      $    114.4
                                                             ========      ========      ==========      ==========

Basic earnings per common share (Note 10):                   $   0.64     $    0.10     $      0.96     $      2.03
                                                             ========      ========      ==========      ==========


Diluted earnings per common share (Note 10):                 $   0.63     $    0.10     $      0.95     $      2.00
                                                             ========      ========      ==========      ==========

           See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
         (UNAUDITED, IN MILLIONS OF US DOLLARS EXCEPT PER SHARE AMOUNTS)



                                                                                               Accumulated
                                                                       Additional                Other
                                              Common   Exchangeable     Paid-in    Retained   Comprehensive  Loan to    Treasury
                                               Stock      Shares        Capital    Earnings   Income (Loss)   ESOT        Stock
                                              -------    -------      ----------   --------   -------------  ------     --------

Balance at December 31, 1999                  $  60.8    $ 105.4      $  1,315.4    $ 691.8      $ (18.3)    $ (0.7)    $ (383.6)

Net income                                         --         --              --       50.9           --         --           --

Retractions of exchangeable shares                0.7      (31.7)           31.0         --           --         --           --

Dividends ($.40 per share)                         --         --              --      (20.9)          --         --           --

Stock options exercised                           0.1         --             1.6         --           --         --           --

Tax benefit on exercise of stock options           --         --             0.7         --           --         --           --

Reduction in loan to ESOT                          --         --              --         --           --        0.7           --

Purchase of common stock (Note 8)                  --         --              --         --           --         --        (92.1)

Foreign currency translation                       --         --              --         --         (0.9)        --           --
                                              -------    -------      ----------    -------      -------     ------     --------

Balance at June 30, 2000                      $  61.6    $  73.7      $  1,348.7    $ 721.8      $ (19.2)    $   --     $ (475.7)
                                              =======    =======      ==========    =======      =======     ======     ========

           See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)

                                                                                  Six Months Ended
                                                                              ------------------------
                                                                              June 30,         June 30,
                                                                               2000             1999
                                                                              -------          -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  50.9          $ 111.7
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested                         142.3            151.8
Deferred income taxes                                                            16.5            (50.6)
Minority interests                                                               (0.1)             3.0
Net gain on sale of assets (Note 2)                                              (3.3)          (253.7)
Writedown of asset due to impairment (Note 3)                                      --             92.0
Change in working capital:
  Accounts receivable, net                                                      (40.3)            70.1
  Inventories                                                                    (8.2)            (7.9)
  Accounts payable and accrued liabilities                                      (19.4)          (116.8)
  Income taxes                                                                   (2.0)            57.2
Other, net                                                                       (8.2)            (9.4)
                                                                              -------          -------
          Net cash from operating activities                                    128.2             47.4
                                                                              -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in fixed assets, timber and timberlands                          (112.0)           (93.7)
Purchase of assets previously leased                                            (24.2)              --
Disposition of fixed assets, timber and timberlands (Note 2)                      5.2            360.8
Cash paid on maturity of hedging contracts (Note 12)                            (12.9)           (19.9)
Cash invested in marketable securities                                          (50.7)            (2.4)
Cash from maturities of marketable securities                                    52.5              1.6
                                                                              -------          -------
          Net cash from (used for) investing activities                        (142.1)           246.4
                                                                              -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings                                             279.4            254.7
Payments of short-term borrowings                                              (126.3)          (394.2)
Cash dividends, including minority interests (Note 6)                           (27.7)           (28.0)
Purchase of common stock (Note 8)                                               (92.1)           (57.4)
Redemption of Convertible Subordinated Debentures (Note 4)                         --            (65.9)
Proceeds from long-term borrowings                                                0.4               --
Payments of long-term borrowings (Note 4)                                       (30.9)            (3.0)
Redemption of Series C Preferred Stock (Note 4)                                    --            (26.4)
Stock options exercised                                                           1.6              3.5
Other                                                                             0.8              1.1
                                                                              -------          -------
          Net cash from (used for) financing activities                           5.2           (315.6)
                                                                              -------          -------

Net decrease in cash and cash equivalents                                        (8.7)           (21.8)

Cash and cash equivalents at beginning of year                                   24.7             58.3
                                                                              -------          -------
Cash and cash equivalents at end of period                                    $  16.0          $  36.5
                                                                              =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, net of capitalized interest of $1.2 and $3.6                      $ (67.7)         $ (63.6)
  Income taxes                                                                $ (22.6)         $ (59.3)

Noncash investing and financing activity:
  Conversion of 7.50% Convertible Unsecured
  Subordinated Debentures into
  Exchangeable Shares (Note 4)                                                $    --          $  66.2

           See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (Bowater) as of June 30, 2000. The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. In the opinion of our management, however, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

2. During the first six months of 2000, Bowater sold fixed assets resulting in a pre-tax gain of $3.3 million, or $.04 per diluted share after tax. In the first six months of 1999, we sold a sawmill and approximately 1.6 million acres of timberlands, resulting in a pre-tax gain of $253.7 million or $2.80 per diluted share after tax.

     As a part of the 1999 timberland sales, approximately $56.0 million of proceeds were received in the form of a long-term note. Bowater monetized the note through a qualified special purpose subsidiary during the second quarter of 1999. The cash of $51.0 million from the monetization is included in "Disposition of fixed assets, timber, and timberlands" in the June 30, 1999, Consolidated Statement of Cash Flows.

3. During the second quarter of 1999, Bowater signed an agreement with Inexcon Maine, Inc. for the purchase of Great Northern Paper (GNP). This agreement prompted a re-evaluation of the assets at GNP in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result, we recorded a pre-tax impairment charge in the June 30, 1999, Consolidated Statement of Operations of $92.0 million, or $1.02 per diluted share. This charge is also shown as a reduction to fixed assets in the June 30, 1999, Consolidated Balance Sheet. The sale of GNP was completed in August 1999.

4. In January 2000, Bowater repurchased a portion of its 9.25% Debentures due 2002. The cash price paid was $20.8 million, including premium and accrued interest. In February 1999, we redeemed all of our outstanding 7.50% Convertible Unsecured Subordinated Debentures due 2004. In connection with the redemption, we paid cash of approximately $65.9 million, and Bowater Canada Inc. issued 1,359,620 exchangeable shares. Also in February 1999, we redeemed all of the remaining shares of our 8.40% Series C Cumulative Preferred Stock for $26.6 million, including accrued dividends.

5. In connection with the acquisition of Avenor during the third quarter of 1998, Bowater recorded merger-related liabilities. In the third and fourth quarter of 1998, we recorded liabilities relating to the closure of our Gold River pulp mill and the sale of our Dryden white paper mill, both of which were acquired as part of the Avenor acquisition. During the first six months of 2000, we made payments against the reserves of $3.2 million and reclassified certain amounts due to estimate revisions. In addition, we increased the reserves by $2.1 million to reflect revised estimates of our environmental liability.

     As of June 30, 2000, the remaining accrual for the above items is $24.3 million. Of this remaining accrual, $2.8 million reduces the carrying value of assets, $10.4 million is included in "Accounts payable and accrued liabilities" and $11.1 million is included in "Other long-term liabilities" in the Consolidated Balance Sheet. As of June 30, 2000, the cash requirements related to these liabilities are expected to be $10.4 million during the balance of 2000 and $11.1 million related to environmental matters in 2001 and beyond.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following table summarizes the activity of the liabilities described above:

--------------------------------------------------------------------------------
                              Write-offs
                                  &
                               Payments
                      Balance  Against     Reclass   Increase  Foreign   Balance
(In millions)        12/31/99  Reserve   Adjustments  Reserve  Exchange  6/30/00
--------------------------------------------------------------------------------
Employee
  termination costs   $ 3.3     $(1.8)     $ 0.4       $ --     $(0.1)    $ 1.8
Facility closures       3.9      (0.2)        --         --      (0.1)      3.6
Asset impairments
  /disposals            3.6      (0.7)        --         --      (0.1)      2.8
Environmental          15.2      (0.5)      (0.4)       2.1      (0.3)     16.1
--------------------------------------------------------------------------------
Totals                $26.0     $(3.2)     $  --       $2.1     $(0.6)    $24.3
--------------------------------------------------------------------------------

6. During the first six months of 2000, the Board of Directors of Calhoun Newsprint Company (CNC) declared dividends totaling $12.5 million. As a result, $6.1 million was paid to the minority shareholder. In the first six months of 1999, the Board of Directors of CNC declared dividends totaling $10.1 million, resulting in a payment of $5.0 million to the minority shareholder.

7. Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Our management believes that the ultimate disposition of these matters will not have a material adverse effect on our operations or our financial condition taken as a whole.

8. During the second quarter of 2000, Bowater purchased 1.5 million shares of its common stock for $71.4 million under a 5.5 million share stock repurchase program authorized in May 1999. On a year-to-date basis, we purchased 1.9 million shares for $92.1 million. The total for this program is now 2.9 million shares at a cost of $143.9 million. During the first six months of 1999, we purchased 1.4 million shares of common stock for $57.4 million, completing a 4.1 million share stock repurchase program announced in 1997.

9. "Other, net" in the Consolidated Statement of Operations includes the following:

--------------------------------------------------------------------------------
                               THREE MONTHS ENDED       SIX MONTHS ENDED
                             ---------------------------------------------------
                             June 30,    June 30,    June 30,     June 30,
(In millions)                  2000        1999        2000         1999
--------------------------------------------------------------------------------

Foreign exchange (gain) loss   $4.8       $(16.6)      $5.3        $(29.2)
Miscellaneous items              --          0.7        0.5           1.0
--------------------------------------------------------------------------------
                               $4.8       $(15.9)      $5.8        $(28.2)
--------------------------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. The calculation of basic and diluted earnings per share is as follows:

--------------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                          --------------------------------------------------------------------
(In millions, except per share amounts)    June 30, 2000    June 30, 1999     June 30, 2000    June 30, 1999
--------------------------------------------------------------------------------------------------------------

Basic Computation:

Net income                                     $  33.7          $   5.2           $  50.9        $   111.7
Less:
    Series C Preferred Stock
        dividends                                   --               --                --             (0.1)
    Deferred issuance costs associated
        with Series C Preferred Stock               --               --                --             (1.0)

                                          --------------------------------------------------------------------
Basic income available to common
    shareholders                              $   33.7          $   5.2          $   50.9        $   110.6
                                          --------------------------------------------------------------------

Basic weighted average shares
    outstanding                                   52.7             54.3              53.0             54.4
                                          --------------------------------------------------------------------

Basic earnings per common share                $  0.64       $     0.10           $  0.96       $     2.03
                                          --------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                          --------------------------------------------------------------------
(In millions, except per share amounts)    June 30, 2000    June 30, 1999     June 30, 2000    June 30, 1999
--------------------------------------------------------------------------------------------------------------

Diluted Computation:

Diluted income available to common
     shareholders                             $   33.7          $   5.2          $   50.9        $   110.6
                                          --------------------------------------------------------------------

Basic weighted average shares
     outstanding                                  52.7             54.3              53.0             54.4

Effect of dilutive securities:
     Options                                       0.5              0.7               0.5              0.9
                                          --------------------------------------------------------------------

Diluted weighted average shares
     outstanding                                  53.2             55.0              53.5             55.3
                                          --------------------------------------------------------------------

Diluted earnings per
     common share                             $   0.63         $   0.10          $   0.95         $   2.00
                                          --------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information:

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

     The following tables summarize information about segment profit and loss and segment assets for the three months and the six months ended June 30, 2000 and 1999 and at June 30, 2000 and 1999, respectively:

(Unaudited, in millions)

----------------------------------------------------------------------------------------------------------------------
                                                   Coated        Forest
       THREE MONTHS ENDED           Newsprint       Paper       Products      Special      Corporate &
          JUNE 30, 2000              Division      Division     Division       Items       Eliminations      Total
----------------------------------------------------------------------------------------------------------------------

Net sales-including internal sales    $  400.0      $144.3       $102.3        $ --           $   --        $  646.6
Elimination of intersegment sales           --          --           --          --            (79.9)          (79.9)
----------------------------------------------------------------------------------------------------------------------
Net sales - external customers           400.0       144.3        102.3          --            (79.9)          566.7
----------------------------------------------------------------------------------------------------------------------
Segment income (loss)                     63.6        37.3          4.7         0.1            (17.7)           88.0
----------------------------------------------------------------------------------------------------------------------
Total assets at 6/30/00               $3,125.3      $508.2       $507.7        $ --           $435.7        $4,576.9
----------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------
                                                   Coated        Forest
       THREE MONTHS ENDED           Newsprint       Paper       Products      Special      Corporate &
          JUNE 30, 1999              Division      Division     Division       Items       Eliminations      Total
----------------------------------------------------------------------------------------------------------------------

Net sales-including internal sales    $  384.7      $110.9       $130.5       $  --           $   --        $  626.1
Elimination of intersegment sales           --          --           --          --            (98.7)          (98.7)
----------------------------------------------------------------------------------------------------------------------
Net sales - external customers           384.7       110.9        130.5          --            (98.7)          527.4
----------------------------------------------------------------------------------------------------------------------
Segment income (loss)                      2.6        15.6         11.2        16.3            (17.9)           27.8
----------------------------------------------------------------------------------------------------------------------
Total assets at 6/30/99               $2,948.6      $472.2       $783.5       $  --           $520.2        $4,724.5
----------------------------------------------------------------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


----------------------------------------------------------------------------------------------------------------------
                                                   Coated        Forest
         SIX MONTHS ENDED           Newsprint       Paper       Products      Special      Corporate &
          JUNE 30, 2000              Division      Division     Division       Items       Eliminations      Total
----------------------------------------------------------------------------------------------------------------------

Net sales-including internal sales     $768.2      $270.5       $220.3       $ --           $    --        $1,259.0
Elimination of intersegment sales          --          --           --         --            (171.8)         (171.8)
----------------------------------------------------------------------------------------------------------------------
Net sales - external customers          768.2       270.5        220.3         --            (171.8)        1,087.2
----------------------------------------------------------------------------------------------------------------------
Segment income (loss)                   102.2        62.3         17.8        3.3             (39.9)          145.7
----------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------
                                                   Coated        Forest
         SIX MONTHS ENDED           Newsprint       Paper       Products      Special      Corporate &
          JUNE 30, 1999              Division      Division     Division       Items       Eliminations      Total
----------------------------------------------------------------------------------------------------------------------

Net sales-including internal sales     $799.4      $221.9       $262.0       $   --         $   2.3        $1,285.6
Elimination of intersegment sales          --          --           --           --          (186.9)         (186.9)
----------------------------------------------------------------------------------------------------------------------
Net sales - external customers          799.4       221.9        262.0           --          (184.6)        1,098.7
----------------------------------------------------------------------------------------------------------------------
Segment income (loss)                    38.5        32.1         21.8        161.7           (31.4)          222.7
----------------------------------------------------------------------------------------------------------------------


     During the first quarter of 2000, Bowater changed its segment disclosure to separately report special items. Our management now reviews reports that present these items separately from the normal operations of the divisions. For the three months ended June 30, 1999, the special item related to a pre-tax gain on sale of timberlands of $108.3 million and a pre-tax impairment charge of $92.0 million. In the first six months of 2000, the special item related to a pre-tax gain on the sale of fixed assets of $3.3 million. In the first six months of 1999, the special item related to a pre-tax gain on the sale of timberlands and a sawmill of $253.7 million and a pre-tax impairment charge of $92.0 million.

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

     The "Net sales" and "Segment income (loss)" for GNP, included in the Newsprint and Forest Products Divisions results, for the six months ended June 30, 1999, were $159.4 million and a loss of $6.5 million, respectively. We sold GNP in August 1999.

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

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




12. Using Canadian dollar range forward contracts, Bowater hedges against the risk of a rising Canadian dollar. At June 30, 2000, we had $390.0 million of Canadian dollar contracts. Information regarding the carrying value, fair market value, and range of exchange rates of the contracts is summarized in the table below:

--------------------------------------------------------------------------------
(In millions)                                   Liability
-------------------------     Notional    ----------------------     Range Of
Foreign Currency Exchange    Amount of    Carrying      Fair       US$/Canadian$
Agreements                  Derivatives    Amount   Market Value  Exchange Rates
--------------------------------------------------------------------------------
Buy Currency:
--------------------------------------------------------------------------------
    Canadian dollar
--------------------------------------------------------------------------------
          Due in 2000          $207.0      $12.0        $12.0     .7648 - .6877
--------------------------------------------------------------------------------
          Due in 2001           183.0        2.8          2.8     .7339 - .6630
--------------------------------------------------------------------------------
               Total           $390.0      $14.8        $14.8     .7648 - .6630
--------------------------------------------------------------------------------


13. In the Consolidated Balance Sheet as of June 30, 2000, the line entitled "Accumulated other comprehensive income (loss)" includes $(19.5) million for pension plan additional minimum liabilities, $(7.3) million for foreign currency translation, and $7.6 million for taxes.

14. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2000 presentation.

15. On July 14, 2000, Bowater announced that it agreed to acquire the Newsprint South, Inc. paper mill, located in Grenada, Mississippi, from GE Capital Company and other shareholders. The agreement provides for a cash purchase price of $370 million, the assumption of $8.9 million in debt, and the purchase of the mill's working capital. The transaction closed on August 1, 2000, and will be accounted for under the purchase method of accounting.

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

                              Results of Operations
                    Three Months Ended June 30, 2000, versus
                                  June 30, 1999

For the second quarter of 2000, Bowater had operating income of $88.0 million, compared to operating income of $27.8 million for the second quarter of 1999. Operating income for the second quarter of 1999 includes a net gain on sale of assets of $108.3 million and an impairment charge of $92.0 million. Excluding these two items, operating income increased $76.5 million. Higher prices for our newsprint, market pulp and coated groundwood paper products, partially offset by lower shipments, account for this increase. Higher operating costs as a result of higher prices for recycled paper and higher repair costs were mainly offset by lower costs resulting from the sale of Great Northern Paper, Inc. (GNP), a high cost mill.

    Net income for the second quarter of 2000 was $33.7 million, or $0.63 per diluted share, compared with net income of $5.2 million, or $0.10 per diluted share in the second quarter of 1999. Included in net income for the second quarter of 1999 was a pre-tax gain on the sale of timberlands of $108.3 million, or $1.20 per diluted share and a pre-tax impairment charge of $92.0 million, or $1.02 per diluted share. Second quarter 2000 net sales were $566.7 million, compared with $527.4 million for the second quarter of 1999 and $520.5 million for the first quarter of 2000.

    Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions. For the second quarter of 1999, the net sales of GNP are included in the following product lines: newsprint, coated groundwood paper, directory paper, uncoated groundwood specialties, and lumber, timber and other wood products. In August 1999, we completed the sale of GNP.

                            Product Line Information

 Net Sales by Product
 -------------------------------------------------------------
                                        Three Months Ended
                                     -------------------------
                                       June 30,     June 30,
  (Unaudited, in millions)               2000         1999
 -------------------------------------------------------------

  Net sales:
     Newsprint                         $327.6        $310.8
     Coated groundwood                   83.7          78.1
     Directory paper                       --          31.9
     Market pulp                        147.5         106.9
     Uncoated groundwood specialties     26.4          13.3
     Lumber, timber and other wood
        products                        102.3         131.1
     Elimination of intersegment
        sales                           (79.9)        (98.8)
     Distribution costs                 (40.9)        (45.9)
                                     -------------------------
                Total net sales        $566.7        $527.4
 -------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Newsprint Bowater's average transaction price for newsprint was 11% higher in the second quarter of 2000 compared to the second quarter of 1999 and 7% higher compared to the first quarter of 2000. We implemented price increases for our domestic and export markets during the second quarter of 2000. Our shipments were 5% lower compared to the second quarter of 1999, due primarily to the sale of GNP in August 1999. Newsprint market conditions continue to be strong in the second quarter of 2000. Total U.S. demand and consumption of newsprint increased compared to the same quarter last year. Both North American mill inventories and U.S. customer inventories of newsprint declined at the end of June 2000 compared to the end of June 1999. North American exports of newsprint for the second quarter increased while U.S. imports decreased. Bowater announced additional price increases effective September 1, 2000.

Coated Groundwood The second quarter average transaction price for Bowater's coated groundwood paper increased 18% compared to the second quarter of 1999. We implemented a price increase of $60 per short ton during the second quarter of 2000. Our shipments for the quarter were 10% lower than the year-ago period, primarily as a result of the August 1999 sale of GNP. End use markets continued to be strong with magazine advertising pages and catalog mailings (measured by standard A mail weight) increasing over the second quarter of 1999. Inventories at the United States coated groundwood mills as of June 30, 2000, were 14% lower than the year ago period.

Market Pulp Bowater's market pulp average transaction price in the second quarter of 2000 was 33% higher than in the second quarter of 1999 and 6% higher than the first quarter of 2000. Our market pulp shipments were 3% higher than the year ago period. Our market pulp inventories at the end of the second quarter were 46% lower, compared to the end of the second quarter 1999, and remain low at a 10 day supply. World pulp markets remained strong in the second quarter. Pulp shipments from NORSCAN (United States, Canada, Finland, Norway and Sweden) producing regions were flat with the year ago period. NORSCAN producer pulp inventories ended the second quarter at 1.07 million metric tons or an 18.6 day supply, 20% lower than at the end of June 1999. During the quarter, Bowater implemented a price increase and announced an additional price increase of $30 per metric ton for July 1, 2000.

Lumber Average transaction prices for Bowater's lumber products in the second quarter of 2000 declined 13% compared to the second quarter of 1999. Shipments increased at all of our sawmills, with an overall 5% increase over the second quarter of 1999. United States housing starts declined and are at a seasonally adjusted level of 1.6 million units in May, down 3.5% from May of 1999.

Timber Shipments of Bowater's timber products were down 23% in the second quarter of 2000 compared to the same period in 1999. The decline in sales volume is attributable to the sale of almost 140,000 acres of timberlands in the U.S. Southeast and the sale of timberlands associated with GNP in Maine. We sold over 2 million acres of timberlands in 1999. Our average timber prices declined 3% from second quarter 1999 levels, due to a change in mix resulting from the timberland sales in Maine.

                             Divisional Performance

For the second quarter of 1999, the net sales and operating income (loss) for the GNP mill and woodlands operations are included in the Newsprint and Forest Products Divisions. In August 1999, Bowater completed the sale of GNP.

Net Sales by Division
-----------------------------------------------------
                                 Three Months Ended
                                      June 30,
                                 --------------------
(In millions)                      2000       1999
-----------------------------------------------------
Division: (1)
Newsprint                          $400.0    $384.7
Coated Paper                        144.3     110.9
Forest Products                     102.3     130.5
Corporate & eliminations            (79.9)    (98.7)
                                 --------------------
    Total net sales                $566.7    $527.4
-----------------------------------------------------


Operating Income (Loss) by Division
-----------------------------------------------------
                                 Three Months Ended
                                      June 30,
                                 --------------------
(In millions)                       2000      1999
-----------------------------------------------------
Division: (1)
Newsprint                          $ 63.6    $  2.6
Coated Paper                         37.3      15.6
Forest Products                       4.7      11.2
Special items                         0.1      16.3
Corporate & eliminations            (17.7)    (17.9)
                                 --------------------
    Total operating income         $ 88.0    $ 27.8
-----------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division and the Coated Paper Division. The Pulp Division is responsible for the marketing and distribution of the product and its administrative expenses are included in "Corporate & eliminations."

Newsprint Division: Net sales for the Division increased 4%, from $384.7 million for the second quarter of 1999 to $400.0 million for the second of quarter 2000. This increase is primarily the result of higher average transaction prices for newsprint and market pulp, partially offset by the sale of GNP in August 1999. See the previous discussion of product line results.

    Operating income for the second quarter of 2000 increased $61.0 million compared with $2.6 million for the second quarter of 1999. Higher prices for newsprint and market pulp account for the majority of this increase. Operating costs for the division increased due to higher prices for recycled paper and higher repair costs, mainly offset by lower costs resulting from the sale of GNP, a high cost mill.

Coated Paper Division: Net sales increased $33.4 million, from $110.9 million for the second quarter of 1999 to $144.3 million for the second quarter of 2000, due to higher average transaction prices for market pulp and coated groundwood paper. The inclusion of the Nuway coating facility, purchased in July 1999, also contributed to this increase. See the previous discussion of product line results.

    Operating income increased $21.7 million from $15.6 million for the second quarter of 1999 to $37.3 million for the second quarter of 2000. This increase was primarily the result of higher prices for market pulp and coated groundwood paper, partially offset by higher operating costs due to the increased production of specialty grades.

Forest Products Division: Net sales for the Division decreased 22%, from $130.5 million for the second quarter of 1999 to $102.3 million for the second quarter of 2000, primarily the result of lower lumber transaction prices and lower timber shipments resulting from the sale of timberlands in 1999. See the previous discussion of product line results.

    Operating income for the Division decreased $6.5 million for the second quarter of 2000 compared to the second quarter of 1999, due to lower lumber transaction prices, lower timber shipments, and higher fertilization and site preparation expenses for the second quarter of 2000.

Special Items: During the second quarter of 2000, Bowater sold fixed assets resulting in a pre-tax gain of $0.1 million. During the second quarter of 1999, we sold approximately 650,000 acres of Maine timberlands resulting in a pre-tax gain of $108.3 million. Also in the second quarter of 1999, we recorded a pretax impairment charge of $92.0 million, reducing the book value of our assets at GNP.

Corporate & Eliminations: The elimination of intersegment sales decreased $18.8 million, comparing the second quarter of 2000 to the second quarter of 1999. Decreased sales volume between the divisions accounted for the majority of this decrease.

    Comparing the second quarter of 2000 to the second quarter of 1999, expenses decreased $0.2 million.

Interest and Other Income and Expenses

Bowater's average debt balance during the second quarter of 2000 was relatively the same compared to the average balance during the second quarter of 1999. As a result, interest expense for the second quarter of 2000 was $30.9 million versus $30.6 million in the prior year quarter. Comparing the same periods, interest income increased $2.7 million due to interest on notes received in consideration for timberland sales in the fourth quarter of 1999.

     In the second quarter of 2000, Bowater recorded a foreign exchange loss of $4.8 million versus a foreign exchange gain of $16.6 million during the second quarter of 1999. The majority of these amounts result from the effect of the change in currency exchange rates during the respective quarters on our Canadian dollar hedging program.

    Bowater's effective tax rate for the second quarter of 2000 was 39.0% versus 45.8% in the prior year second quarter. The lower rate in 2000 was principally due to the effect of the non-deductibility of the amortization of goodwill on a higher level of pre-tax income.

                     Six Months Ended June 30, 2000, versus
                                  June 30, 1999

For the first six months of 2000, Bowater had operating income of $145.7 million compared to operating income of $222.7 million for the first six months

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

of 1999. During the first six months of 2000, we recognized a pre-tax gain of $3.3 million on the sale of fixed assets. In the first six months of 1999, we recorded a pre-tax impairment charge of $92.0 million, reducing the book value of assets at our GNP operations. Also included in the operating income for the first six months of 1999 was a pre-tax gain of $253.7 million for the sale of timberlands. Excluding the impairment charge and the gain on sale of assets, operating income was $81.4 million higher than the first six months of 1999. Higher transaction prices for all of our major products accounted for the majority of this increase. This increase was partially offset by higher operating costs due to higher prices for recycled paper and higher Canadian dollar exchange rates.

                            Product Line Information

 Net Sales by Product
 -------------------------------------------------------------
                                          Six Months Ended
                                     -------------------------
                                       June 30,     June 30,
  (Unaudited, in millions)               2000         1999
 -------------------------------------------------------------

  Net sales:
     Newsprint                        $  634.7      $  658.2
     Coated groundwood                   157.6         158.1
     Directory paper                        --          68.2
     Market pulp                         283.4         203.4
     Uncoated groundwood specialties      46.2          29.6
     Lumber, timber and other wood
        products                         220.4         262.6
     Elimination of intersegment
        sales                           (171.8)       (187.0)
     Distribution costs                  (83.3)        (94.4)
                                     -------------------------
                Total net sales       $1,087.2      $1,098.7
 -------------------------------------------------------------

Newsprint For the first six months of 2000, Bowater's average transaction price for newsprint increased 2% compared to the same period last year. We implemented price increases for our domestic and export newsprint markets during the first half of 2000. Our shipments of newsprint were 5% lower primarily due to the sale of GNP in August 1999, partially offset by a reduction in newsprint production in the second quarter of 1999. Total U.S. demand and consumption of newsprint increased in the first six months of 2000 when compared to the same period in 1999. Both North American mill inventories and U.S. customer inventories declined, comparing the end of June 2000 levels to the end of June 1999. North American offshore exports for the first half of 2000 increased when compared to the first half of 1999, while U.S. imports of newsprint decreased compared to the year ago period. Bowater announced additional price increases effective September 1, 2000.

Coated Groundwood Paper Bowater's average transaction price for coated groundwood paper increased 12% in the first six months of 2000 compared to the first six months of 1999. We implemented a price increase for our coated groundwood papers during the second quarter of 2000. Our shipments of coated groundwood paper were 11% lower compared to shipments in the same period a year ago. The lower shipments were due the sale of GNP in August 1999, partially offset by the acquisition of Nuway, a coating facility, in July 1999. For the industry, United States coated groundwood paper shipments were 4% higher compared to the first half of 1999. Coated groundwood paper inventory held by the United States mills at the end of June 2000 decreased 14% compared to the end of June 1999. Magazine advertising pages and catalog mailings (measured by standard A mail weight) increased over the first half of 1999.

Market Pulp The average transaction price for Bowater's market pulp for the first six months of 2000 increased 36% compared to the first six months of 1999. Our shipments of market pulp increased 2% over the year ago period. NORSCAN (United States, Canada, Finland, Norway and Sweden) market pulp shipments increased slightly over the first half of 1999. NORSCAN producer pulp inventories ended the second quarter at 1.07 million metric tons or an 18.6 day supply, 20% lower than at the end of June 1999. We implemented price increases for our market pulp in January and April of 2000 and announced an additional $30 per metric ton price increase effective July 1,2000.

Lumber For the first six months of 2000, Bowater's average transaction price for lumber decreased 8% compared to the first six months of 1999. Our shipments of lumber were 7% lower than the year-ago period as a result of the sale of a sawmill in March 1999.

Timber Bowater's shipments of its timber products were down 22% in the first six months of 2000 when compared to the first six months of 1999. The decline in sales volume is attributable to the sale of almost 140,000 acres of timberlands in the U.S. Southeast and the sale of timberlands associated with GNP in

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Maine. During 1999, Bowater sold over 2 million acres of timberlands. Shipments improved at the remainder of our operations over 1999 levels. The average transaction price for timber decreased 8% from the year-ago period, primarily the result of a change in timber mix as a result of timberland sales in Maine.

                             Divisional Performance

Net Sales by Division:
-----------------------------------------------------
                                  Six Months Ended
                                      June 30,
                                 --------------------
(In millions of US dollars)        2000       1999
-----------------------------------------------------
Division: (1)
Newsprint                         $  768.2  $  799.4
Coated Paper                         270.5     221.9
Forest Products                      220.3     262.0
Corporate & eliminations            (171.8)   (184.6)
                                 --------------------
    Total net sales               $1,087.2  $1,098.7
-----------------------------------------------------


Operating Income/(Loss) by Division:
-----------------------------------------------------
                                  Six Months Ended
                                      June 30,
                                 --------------------
(In millions of US dollars)         2000      1999
-----------------------------------------------------
Division: (1)
Newsprint                         $102.2    $ 38.5
Coated Paper                        62.3      32.1
Forest Products                     17.8      21.8
Special items                        3.3     161.7
Corporate & eliminations           (39.9)    (31.4)
                                 --------------------
    Total operating income        $145.7    $222.7
-----------------------------------------------------

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division and the Coated Paper Division. The Pulp Division is responsible for the marketing and distribution of the product and its administrative expense are included in "Corporate & eliminations."

Newsprint Division: Net sales for the Division decreased $31.2 million, from $799.4 million for the first six months of 1999 to $768.2 million for the first six months of 2000. This decrease is due to the sale of GNP in August 1999, offset partially by higher average transaction prices for newsprint, market pulp and uncoated groundwood specialties. See the previous discussion of product line results.

    Operating income increased $63.7 million, from $38.5 million for the first half of 1999 to $102.2 million for the first half of 2000. This increase was due to higher transaction prices for newsprint, market pulp and uncoated groundwood specialties. Operating costs for the division increased due to higher prices for recycle paper and higher Canadian exchange rates, mainly offset by lower costs resulting from the sale of GNP, a high cost mill.

Coated Paper Division: Net sales increased $48.6 million, from $221.9 million for the first six months of 1999 to $270.5 million for the first six months of 2000, due to higher average prices for newsprint, market pulp and coated groundwood paper and increased shipments due to the acquisition of Nuway, a coating facility in Michigan, in July 1999. See the previous discussion of product line results.

    Operating income for the Division increased $30.2 million, from $32.1 million for the first half of 1999 to $62.3 million for the first half of 2000. This increase was primarily the result of higher transaction prices for newsprint, market pulp and coated groundwood paper, partially offset by higher operating costs due to the increased production of specialty grades.

Forest Products Division: Net sales for the Division decreased 16%, from $262.0 million for the first half of 1999 to $220.3 million for first half of 2000, primarily a result of lower lumber transaction prices and lower timber shipments resulting from the sale of timberlands in 1999. See the previous discussion of product line results.

    Operating income for the Division decreased $4.0 million for the first six months of 2000 compared to the first six months of 1999, primarily the result of lower lumber prices and shipments, lower timber shipments and higher fertilization and site preparation expenses.

Special Items: During the first six months of 2000, Bowater sold fixed assets resulting in a pre-tax gain of $3.3 million. During the first six months of 1999, we sold approximately 1.6 million acres of timberland in the state of Maine and the Pinkham Lumber Company for a pre-tax gain of $253.7 million. We also recognized an impairment charge of $92.0 million in the first six months of 1999, reducing the book value of our assets at GNP.

Corporate & Eliminations: The elimination of intersegment sales decreased $12.8 million,

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

comparing the first half of 2000 to the first half of 1999. Decreased sales volume between the divisions account for the majority of this decrease. Comparing the first half of 2000 to the first half of 1999, expenses increased $8.5 million due to higher benefit costs and professional fees.

                     Interest and Other Income and Expenses

Interest expense for the first six months of 2000 decreased $0.3 million due to a lower average debt balance in 2000 compared to the same period last year. Comparing the same periods, interest income increased $5.9 million due to interest on notes received in consideration for timberland sales in the fourth quarter of 1999. Also in the first six months of 2000, Bowater recorded a $5.3 million foreign exchange loss compared to a $29.2 million gain in the prior year period. The majority of these amounts result from the effect of the change in currency exchange rates during the respective periods on our Canadian dollar hedging program.

     Bowater's effective tax rate for the first six months of 2000 was 40.1% versus 39.5% in the prior year period. The slightly higher tax rate in 2000 is due to the effect of the non-deductibility of the amortization of goodwill on a lower level of pretax income.

                         Liquidity and Capital Resources

Bowater's cash and cash equivalents decreased to $16.0 million at June 30, 2000, from $24.7 million at December 31, 1999. We generated cash from operations of $128.2 million, used $142.1 million of cash for investing activities, and generated $5.2 million of cash from financing activities. Aside from cash flow from operations, capital expenditures, and changes in investments and short-term borrowings, we made net payments on our long-term borrowings of $30.5 million and purchased our common stock requiring cash of $92.1 million.

Cash from Operating Activities:
During the first six months of 2000, Bowater's operations generated $128.2 million of cash compared to $47.4 million of cash during the first six months of 1999, an increase of $80.8 million. Higher operating income (excluding net gain on sale of assets and impairment of asset charge) offset by higher working capital needs accounted for the increase in 2000.

Cash from Investing Activities:
Cash used for investing activities in the first six months of 2000 totaled $142.1 million, compared with proceeds of $246.4 million during the first six months of 1999. Comparing the same periods, capital expenditures were $18.3 million higher in the first six months of 2000 due to the construction of a recovery boiler at our Thunder Bay mill. We expect our total capital expenditures for 2000 to approximate $260.0 million. Also in the second quarter of 2000, we purchased equipment at our Gatineau mill that was previously leased for $24.2 million.

     Bowater anticipates spending approximately $150 to $200 million over the next five years to comply with the new U.S. air quality standards and effluent guidelines, with the majority of this capital expected to be spent at our Catawba facility. In July 2000, the Board of Directors approved the expanded project at Catawba (described in the Company's Annual Report on Form 10K for the year ended December 31, 1999) to include additional capital for the modernization of a major portion of its kraft mill. This expanded project should allow the mill to comply with the new regulations, as well as improve its overall operating efficiencies. The cost estimate for the expanded project is $175 million and is included in the above estimate of approximately $150 to $200 million. Spending for this will take place during the period 2001 to 2003.

     In the first six months of 2000, Bowater paid $12.9 million on the maturity of Canadian dollar hedging contracts versus $19.9 million in the first six months of last year. We also received net proceeds from the maturity of marketable securities of $1.8 million in the first six months of 2000, compared with investing $0.8 million in marketable securities for the same period in 1999.

     Also in the first six months of 1999, we completed the sale of 1.6 million acres of Maine timberlands resulting in net cash proceeds of $356.0 million. Our Forest Products Division periodically reviews timberland holdings and sells timberlands considered to be non-strategic tracts.

Cash from Financing Activities:
Cash generated from financing activities was $5.2 million for the first six months of 2000 compared with $315.6 million used during the first six months of 1999. During the first six months of 2000, Bowater borrowed $153.1 million (net of repayments of $126.3 million) from its short-term credit facilities. In July 2000, we increased the amount of our 364-day credit facility from $150 million to $750 million,

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

while retaining our $350 million, five-year facility. In the first six months of 1999, we made net payments on our short-term credit facilities of $139.5 million. Also in the first six months of 2000, we repurchased a portion of our 9.25% Debentures due 2002 for $20.8 million. Other payments on our long-term borrowings were $10.1 million for a total of $30.9 million. In the first six months of 1999, we made payments of $3.0 million on our long-term borrowings, we paid $65.9 million for the redemption of our 7.50% Convertible Unsecured Subordinated Debentures, and paid $26.4 million for the redemption of our remaining 8.40% Series C Preferred Stock. In addition to the cash payment for the redemption of the convertible debentures, Bowater Canada Inc. issued 1.4 million exchangeable shares.

     Cash dividends paid in the first six months of 2000 were approximately the same as those paid in the first six months of 1999.

    During 1999, the Board of Directors authorized a new stock repurchase program allowing us to buy back up to 5.5 million shares of our outstanding common stock. During the first six months of 2000, we purchased 1.9 million shares at a cost of $92.1 million. Since the beginning of the program, we purchased 2.9 million shares at a total cost of $143.9 million. In the first six months of 1999, we purchased 1.4 million shares at a cost of $57.4 million under a 1997 stock repurchase program.

    We continually consider various options for the use of our cash, including internal capital investments, share repurchases, investments to grow our businesses and additional debt reductions.

                                   Acquisition

On July 14, 2000, Bowater announced that it agreed to acquire the Newsprint South, Inc. paper mill, located in Grenada, Mississippi, from GE Capital Company and other shareholders. The mill has an annual production capacity of approximately 250,000 metric tons of newsprint. Built in 1989, the mill has one of the lowest operating costs of any newsprint mill in the United States. The mill complements our strong presence in the Southeastern United States and will allow us to expand in the Southwest. The agreement provides for a cash purchase price of $370 million, the assumption of $8.9 million in debt, and the purchase of the mill's working capital. The transaction closed on August 1, 2000 and will be accounted for under the purchase method of accounting.

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

Item 3.  Market Risk

Bowater's market risk disclosure included in its 1999 Form 10-K, Part II, Item 7A, is still applicable as of June 30, 2000. We have updated the disclosure concerning our Canadian dollar range forward contracts, which is included in Footnote 12 in this Form 10-Q.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims and other matters. Bowater believes that the ultimate disposition of these matters will not have a material adverse effect on its operations or financial condition taken as a whole.

         The Antitrust Division of the United States Department of Justice has informed Bowater that it is conducting a review of possible anti-competitive practices in the North American newsprint industry. Bowater is aware that the Division has served grand jury subpoenas on employees of various newsprint manufacturers. Certain present and former employees of Bowater and certain former employees of Avenor Inc., which was acquired by Bowater in 1998, have appeared or will appear before the grand jury. Bowater is not aware of the identity of any targets of the review, or whether Bowater will itself be a target of the review.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 10, 2000, at the Company's Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:

         A resolution electing the following class of directors for a term of three years: Richard Barth (41,390,201 votes in favor; 96,071 votes withheld); James L. Pate (41,391,764 votes in favor; 94,508 votes withheld); and Charles J. Howard (41,389,493 votes in favor; 96,779 votes withheld). The names of each other director whose term of office as a director continued after the meeting are: Arnold M. Nemirow, Francis J. Aguilar, H. David Aycock, Kenneth M. Curtis, John A. Rolls, and Arthur R. Sawchuk.

         A proposal to approve the Bowater Incorporated 2000 Stock Option Plan, which provides for the awards to key employees, officers and nonemployee directors of stock options, restricted or nonrestricted stock awards and stock appreciation rights. The proposal was approved by a vote of 30,641,447 votes in favor; 10,791,639 votes against; and 53,186 abstentions.

Item 6.  Exhibits and Reports on Form 8-K.

           (a)      Exhibits (numbered in accordance with Item 601 of Regulation
                    S-K):

         Exhibit No.       Description
         -----------       -----------

           10.1 Bowater Incorporated 2000-2002 Long-Term Incentive Plan, effective as of January 1, 2000.

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



                                      BOWATER INCORPORATED

                                         By /s/  David G. Maffucci
                                            ----------------------
                                            David G. Maffucci
                                            Senior Vice President and
                                            Chief Financial Officer



                                         By /s/  Michael F. Nocito
                                            ----------------------
                                            Michael F. Nocito
                                            Vice President and Controller

Dated:   August 8, 2000

                                INDEX TO EXHIBITS



         Exhibit No.       Description
         -----------       -----------

         10.1 Bowater Incorporated 2000-2002 Long-Term Incentive Plan, effective as of January 1, 2000.

         27.1              Financial Data Schedule (electronic filing only).