Form 10-Q
period 2000-09-30
BOWATER INC
filed 2000-11-14
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding (and held by non-affiliates) of each of the issuer's classes of common stock, as of November 3, 2000.

          Class                                  Outstanding at November 3, 2000
-----------------------------                    -------------------------------
Common Stock, $1.00 Par Value                            50,100,102 Shares

                              BOWATER INCORPORATED

                                    I N D E X


                                                                                        Page
                                                                                       Number
                                                                                       ------

  PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheet at September 30, 2000,
                  and December 31, 1999                                                  3

                  Consolidated Statement of Operations for the Three and Nine
                  Months Ended September 30, 2000, and
                  September 30, 1999                                                     4

                  Consolidated Statement of Capital Accounts
                  for the Nine Months Ended September 30, 2000                           5

                  Consolidated Statement of Cash Flows for the
                  Nine Months Ended September 30, 2000, and
                  September 30, 1999                                                     6

                  Notes to Consolidated Financial Statements                          7-12

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      13-20

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk            20


  PART II   OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     21

         Item 6.  Exhibits and Reports on Form 8-K                                      21


SIGNATURES                                                                              22

                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)


                                                                 September 30,     December 31,
                                                                      2000             1999
                                                                 -------------     ------------
                            ASSETS
Current assets:
  Cash and cash equivalents                                        $   21.8         $   24.7
  Marketable securities                                                 0.4              2.1
  Accounts receivable, net                                            399.2            314.3
  Inventories                                                         161.5            145.4
  Other current assets                                                 46.8             46.0
                                                                   --------         --------
    Total current assets                                              629.7            532.5
                                                                   --------         --------

Timber and timberlands (Note 2)                                       271.5            283.2
Fixed assets, net (Note 2 and 3)                                    2,939.1          2,581.3
Notes receivable                                                      145.9            146.0
Goodwill                                                              852.4            870.6
Other assets                                                          152.5            138.6
                                                                   --------         --------
                                                                   $4,991.1         $4,552.2
                                                                   ========         ========
                    LIABILITIES AND CAPITAL
Current liabilities:
  Current installments of long-term debt (Note 4)                  $    3.8         $   35.5
  Short-term bank debt                                                488.7             15.0
  Accounts payable and accrued liabilities (Note 5 and 12)            316.4            336.4
  Income taxes payable                                                  8.7               --
  Dividends payable                                                    10.3             10.9
                                                                   --------         --------
    Total current liabilities                                         827.9            397.8
                                                                   --------         --------

Long-term debt, net of current installments                         1,450.3          1,454.6
Other long-term liabilities (Notes 5)                                 345.3            326.1
Deferred income taxes                                                 510.1            481.4
Minority interests in subsidiaries (Note 6)                           116.4            121.5

Commitments and contingencies (Note 7)

Shareholders' equity:
   Common stock                                                        61.7             60.8
   Exchangeable shares (Note 4)                                        67.3            105.4
   Additional paid-in capital                                       1,357.3          1,315.4
   Retained earnings                                                  761.5            691.8
   Accumulated other comprehensive income (loss) (Note 13)            (19.6)           (18.3)
   Loan to ESOT                                                          --             (0.7)
   Treasury stock, at cost (Note 8)                                  (487.1)          (383.6)
                                                                   --------         --------
    Total shareholders' equity                                      1,741.1          1,770.8
                                                                   --------         --------
                                                                   $4,991.1         $4,552.2
                                                                   ========         ========

          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         (UNAUDITED, IN MILLIONS OF US DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                   Three Months Ended                 Nine Months Ended
                                                              -----------------------------   -------------------------------
                                                              September 30,   September 30,   September 30,     September 30,
                                                                   2000            1999            2000              1999
                                                              -------------   -------------   -------------     -------------
Sales                                                           $   671.8       $   555.7       $ 1,842.4         $ 1,748.8
Distribution costs                                                   43.8            44.7           127.2             139.1
                                                                ---------       ---------       ---------         ---------
    Net sales                                                       628.0           511.0         1,715.2           1,609.7
Cost of sales                                                       402.3           404.3         1,150.5           1,245.1
Depreciation, amortization and cost of timber harvested              74.7            75.0           217.0             226.8
Impairment of asset (Note 3)                                           --              --              --              92.0
Selling and administrative expense                                   32.5            28.6            86.8              73.7
Net (gain) loss on sale of assets (Note 2)                           (0.1)           55.3            (3.4)           (198.4)
                                                                ---------       ---------       ---------         ---------
    Operating income (loss)                                         118.6           (52.2)          264.3             170.5

Other expense (income):
  Interest income                                                    (4.0)           (1.9)          (11.7)             (3.7)
  Interest expense, net of capitalized interest                      36.1            31.3            98.8              94.3
  Other, net (Note 9)                                                 2.3            (0.4)            8.1             (28.6)
                                                                ---------       ---------       ---------         ---------
                                                                     34.4            29.0            95.2              62.0
                                                                ---------       ---------       ---------         ---------

Income (loss) before income taxes and minority interests             84.2           (81.2)          169.1             108.5

Provision for income taxes                                           31.8           (24.7)           65.9              50.3
Minority interests in net income (loss) of subsidiaries               2.4            (3.1)            2.3              (0.1)
                                                                ---------       ---------       ---------         ---------

Net income (loss)                                                    50.0           (53.4)          100.9              58.3

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                           (0.4)           (0.5)           (1.3)              2.2
  Minimum pension liability adjustments, net of taxes                  --             8.7              --               8.7
                                                                ---------       ---------       ---------         ---------

Comprehensive income (loss)                                     $    49.6       $   (45.2)      $    99.6         $    69.2
                                                                =========       =========       =========         =========

Basic earnings (loss) per common share (Note 10):               $    0.97       $   (0.98)      $    1.92         $    1.05
                                                                =========       =========       =========         =========


Diluted earnings (loss) per common share (Note 10):             $    0.96       $   (0.98)      $    1.90         $    1.04
                                                                =========       =========       =========         =========

          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                  For The Nine Months Ended September 30, 2000
         (Unaudited, in millions of US dollars except per share amounts)

                                                                                               Accumulated
                                                                      Additional                  Other
                                               Common   Exchangeable    Paid-in    Retained    Comprehensive  Loan to   Treasury
                                                Stock      Shares       Capital     Earnings   Income (Loss)   ESOT      Stock
                                               ------   ------------  ----------    --------   -------------  -------   --------
Balance at December 31, 1999                  $   60.8   $  105.4     $1,315.4      $  691.8     $  (18.3)   $   (0.7)  $ (383.6)

Net income                                          --         --           --         100.9           --          --         --

Retractions of exchangeable shares                 0.8      (38.1)        37.3            --           --          --         --

Dividends ($0.60 per share)                         --         --           --         (31.2)          --          --         --

Stock options exercised                            0.1         --          2.4            --           --          --         --

Tax benefit on exercise of stock options            --         --          0.9            --           --          --         --

Reduction in loan to ESOT                           --         --           --            --           --         0.7         --

Stock option compensation                           --         --          1.3            --           --          --         --

Purchase of common stock (Note 8)                   --         --           --            --           --          --     (103.7)

Treasury stock used for dividend
     reinvestment plans                             --         --           --            --           --          --        0.2

Foreign currency translation                        --         --           --            --         (1.3)         --         --
                                              --------   --------     --------      --------     --------    --------   --------

Balance at September 30, 2000                 $   61.7   $   67.3     $1,357.3      $  761.5     $  (19.6)   $     --   $ (487.1)
                                              ========   ========     ========      ========     ========    ========   ========

          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited, in millions of US Dollars)

                                                                               Nine Months Ended
                                                                         ----------------------------
                                                                         September 30,  September 30,
                                                                             2000           1999
                                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $100.9         $ 58.3
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested                      217.0          226.8
Deferred income taxes                                                         31.4           41.7
Minority interests                                                             2.3           (0.1)
Net gain on sale of assets (Note 2)                                           (3.4)        (198.4)
Writedown of asset due to impairment (Note 3)                                   --           92.0
Change in working capital:
  Accounts receivable, net                                                   (72.3)          36.2
  Inventories                                                                 (7.7)          (1.0)
  Accounts payable and accrued liabilities                                    (8.5)         (91.4)
  Income taxes                                                                11.5          (62.8)
Other, net                                                                     2.3            3.7
                                                                            ------         ------
          Net cash from operating activities                                 273.5          105.0
                                                                            ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Newsprint South, Inc., net of cash acquired (Note 15)        (379.6)            --
Cash invested in fixed assets, timber and timberlands                       (164.5)        (154.8)
Purchase of assets previously leased                                         (24.2)            --
Disposition of fixed assets, timber and timberlands (Note 2 and 3)             5.9          469.2
Cash paid on maturity of hedging contracts (Note 12)                         (20.2)         (29.3)
Cash invested in marketable securities                                       (50.7)          (8.2)
Cash from maturities of marketable securities                                 52.4            8.7
                                                                            ------         ------
          Net cash from (used for) investing activities                     (580.9)         285.6
                                                                            ------         ------

CASH FLOWS FROM  FINANCING ACTIVITIES:
Proceeds from short-term borrowings                                          749.9          269.1
Payments of short-term borrowings                                           (276.3)        (479.1)
Cash dividends, including minority interests (Note 6)                        (38.0)         (42.4)
Purchase of common stock (Note 8)                                           (103.7)         (75.3)
Redemption of Convertible Subordinated Debentures (Note 4)                      --          (65.9)
Proceeds from long-term borrowings                                             0.4           32.3
Payments of long-term borrowings (Note 4)                                    (30.9)          (4.3)
Redemption of Series C Preferred Stock (Note 4)                                 --          (26.4)
Stock options exercised                                                        2.4           10.2
Other                                                                          0.7            1.5
                                                                            ------         ------
          Net cash from (used for) financing activities                      304.5         (380.3)
                                                                            ------         ------

Net increase (decrease) in cash and cash equivalents                          (2.9)          10.3

Cash and cash equivalents at beginning of year                                24.7           58.3
                                                                            ------         ------
Cash and cash equivalents at end of period                                  $ 21.8         $ 68.6
                                                                            ======         ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, net of capitalized interest of $2.0 and $4.1                    $ 90.6         $ 85.0
  Income taxes                                                              $ 21.4         $ 58.7

Noncash investing and financing activity:
  Conversion of 7.50% Convertible Unsecured
  Subordinated Debentures into
  Exchangeable Shares (Note 4)                                              $   --         $ 66.2

          See accompanying notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (Bowater) as of September 30, 2000. The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. In the opinion of our management, however, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

2. During the first nine months of 2000, Bowater sold fixed assets resulting in a pre-tax gain of $3.4 million, or $0.04 per diluted share, after tax. In the first nine months of 1999, we sold a sawmill and approximately 1.6 million acres of timberlands, resulting in a pre-tax gain of $253.7 million, or $2.80 per diluted share, after tax. In August 1999, we completed the sale of Great Northern Paper, Inc. (GNP), resulting in a pre-tax loss of $55.3 million, or $0.68 per diluted share, after tax.

     As a part of the 1999 timberland sales, approximately $56.0 million of proceeds were received in the form of a long-term note. Bowater monetized the note through a qualified special purpose subsidiary during the second quarter of 1999. The cash of $51.0 million from the monetization is included in "Disposition of fixed assets, timber, and timberlands" in the September 30, 1999, Consolidated Statement of Cash Flows.

3. During the second quarter of 1999, Bowater signed an agreement with Inexcon Maine, Inc. for the purchase of GNP. This agreement prompted a re-evaluation of the assets at GNP in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result, we recorded a pre-tax impairment charge of $92.0 million, or $1.02 per diluted share. In August 1999, Bowater completed the sale of its GNP subsidiary to Inexcon Maine, Inc. for $250.0 million. The proceeds from the sale consisted of cash of $108.0 million (net of expenses), a note receivable of $10.0 million, and the assumption of $130.0 million of liabilities. In addition to the note receivable, Bowater guaranteed payment for certain operating costs to one of GNP's suppliers. At the request of the buyer and other creditors, the note payment was deferred from August to December 2000. The buyer's ability to fulfill its obligation on the note and the guarantee to its supplier will be impacted by the buyer's ability to refinance its short-term credit facility.

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

5. In connection with the acquisition of Avenor during the third quarter of 1998, Bowater recorded merger-related liabilities. In the third and fourth quarter of 1998, we recorded liabilities relating to the closure of our Gold River pulp mill and the sale of our Dryden white paper mill, both of which were acquired as part of the Avenor acquisition. During the first nine months of 2000, we made payments against the reserves of $4.9 million and netted $2.8 million of our asset impairment reserve against the related assets of the Gold River pulp mill. In addition, we increased the reserves by $2.1 million to reflect revised estimates of our environmental liability.

     As of September 30, 2000, the remaining accrual for the above items is $19.5 million. Of this remaining accrual, $8.6 million is included in "Accounts payable and accrued liabilities" and $10.9 million is included in "Other long-term liabilities" in the Consolidated Balance Sheet. As of September 30, 2000, the cash requirements related to these liabilities are expected to be $5.1 million during the balance of 2000 and $14.4 million related to environmental and other matters in 2001 and beyond.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes the activity of the liabilities described above:


-----------------------------------------------------------------------------------------------------
                                           Write-offs
                                               &
                                           Payments
                               Balance      Against      Reclass     Increase      Foreign    Balance
     (In millions)             12/31/99     Reserve    Adjustments    Reserve     Exchange    9/30/00
-----------------------------------------------------------------------------------------------------
Employee
    termination costs           $ 3.3        $(1.9)       $ 0.4        $  --       $(0.2)       $ 1.6
Facility closures                 3.9         (0.3)          --           --        (0.1)         3.5
Asset impairments
    /disposals                    3.6         (0.7)        (2.8)          --        (0.1)          --
Environmental                    15.2         (2.0)        (0.4)         2.1        (0.5)        14.4
-----------------------------------------------------------------------------------------------------
Totals                          $26.0        $(4.9)       $(2.8)       $ 2.1       $(0.9)       $19.5
-----------------------------------------------------------------------------------------------------

6. During the first nine months of 2000, the Board of Directors of Calhoun Newsprint Company (CNC) declared dividends totaling $12.5 million. As a result, $6.1 million was paid to the minority shareholder. In the first nine months of 1999, the Board of Directors of CNC declared dividends totaling $17.5 million, resulting in a payment of $8.6 million to the minority shareholder.

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

8. During the third quarter of 2000, Bowater purchased 235,000 shares of its common stock for $11.5 million under a 5.5 million share stock repurchase program authorized in May 1999. On a year-to-date basis, we purchased 2.1 million shares for $103.7 million. The total for this program is now 3.2 million shares at a cost of $155.5 million. During the first nine months of 1999, we purchased 1.8 million shares of common stock for $75.3 million.

9. "Other, net" in the Consolidated Statement of Operations includes the following:

-------------------------------------------------------------------------------------------
                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                 ----------------------------------------------------------
                                 September 30, September 30,  September 30,   September 30,
     (In millions)                   2000          1999           2000            1999
-------------------------------------------------------------------------------------------
Foreign exchange (gain) loss        $ 2.2         $(3.3)        $ 7.5          $(32.5)
Miscellaneous items                   0.1           2.9           0.6             3.9
-------------------------------------------------------------------------------------------
                                    $ 2.3         $(0.4)        $ 8.1          $(28.6)
-------------------------------------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. The calculation of basic and diluted earnings (loss) per share is as follows:

--------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                           -------------------------------------------------------------
                                           September 30,  September 30,  September 30,  September 30,
(In millions, except per share amounts)        2000            1999          2000            1999
--------------------------------------------------------------------------------------------------------

Basic Computation:

Net income (loss)                             $  50.0       $ (53.4)       $ 100.9        $  58.3
Less:
    Series C Preferred Stock
        dividends                                  --            --             --           (0.1)
    Deferred issuance costs associated
        with Series C Preferred Stock              --            --             --           (1.0)

                                           -------------------------------------------------------------
Basic income (loss) available to
        common shareholders                   $  50.0       $ (53.4)       $ 100.9        $  57.2
                                           -------------------------------------------------------------

Basic weighted average shares
        outstanding                              51.6          54.3           52.6           54.3
                                           -------------------------------------------------------------

Basic earnings (loss) per common share        $  0.97       $ (0.98)       $  1.92        $  1.05
                                           -------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                        -----------------------------------------------------------
                                        September 30,  September 30,  September 30,  September 30,
(In millions, except per share amounts)     2000            1999          2000           1999
---------------------------------------------------------------------------------------------------

Diluted Computation:

Diluted income (loss) available to
     common shareholders                  $  50.0       $ (53.4)       $ 100.9        $  57.2
                                        -----------------------------------------------------------

Basic weighted average shares
     outstanding                             51.6          54.3           52.6           54.3

Effect of dilutive securities:
     Options                                  0.5            -- (a)        0.5            0.9
                                        -----------------------------------------------------------

Diluted weighted average shares
     outstanding                             52.1          54.3           53.1           55.2
                                        -----------------------------------------------------------

Diluted earnings (loss) per common
     share                                $  0.96       $ (0.98)       $  1.90        $  1.04
                                        -----------------------------------------------------------
---------------------------------------------------------------------------------------------------


(a) Due to the loss incurred for this period, the effect of dilutive securities was excluded to prevent antidilution.

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

     * The Coated Paper Division manufactures coated groundwood paper, newsprint, market pulp and uncoated groundwood specialties at one manufacturing site and operates a coating facility, both in the United States. This Division is responsible for the worldwide marketing and sales of coated groundwood paper.

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

     The Pulp Division has marketing and sales responsibility for all of our market pulp sales; however, the financial results from these sales are included in the Newsprint Division and the Coated Paper Division, depending upon which site manufactures the product. Accordingly, no results are reported for the Pulp Division.

     The following tables summarize information about segment profit and loss and segment assets for the three months and the nine months ended September 30, 2000 and 1999 and at September 30, 2000 and 1999, respectively:

(Unaudited, in millions)

-------------------------------------------------------------------------------------------------------------
                                                       Coated       Forest
       THREE MONTHS ENDED               Newsprint       Paper      Products    Special  Corporate &
       SEPTEMBER 30, 2000               Division      Division     Division     Items   Eliminations   Total
-------------------------------------------------------------------------------------------------------------
Net sales-including internal sales      $  456.9      $  149.6    $  107.3    $     --  $     --     $  713.8
Elimination of intersegment sales             --            --          --          --     (85.8)       (85.8)
-------------------------------------------------------------------------------------------------------------
Net sales - external customers             456.9         149.6       107.3          --     (85.8)       628.0
-------------------------------------------------------------------------------------------------------------
Segment income (loss)                       94.4          39.4         0.6         0.1     (15.9)       118.6
-------------------------------------------------------------------------------------------------------------
Total assets at 9/30/00                 $3,565.7      $  518.8    $  514.1    $     --  $  392.5     $4,991.1
-------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------
                                                      Coated         Forest
        THREE MONTHS ENDED              Newsprint      Paper        Products     Special   Corporate &
        SEPTEMBER 30, 1999              Division      Division      Division      Items    Eliminations    Total
-----------------------------------------------------------------------------------------------------------------
Net sales-including internal sales       $  363.9       $  114.4    $  116.4    $     --    $     --     $  594.7
Elimination of intersegment sales              --             --          --          --       (83.7)       (83.7)
-----------------------------------------------------------------------------------------------------------------
Net sales - external customers              363.9          114.4       116.4          --       (83.7)       511.0
-----------------------------------------------------------------------------------------------------------------
Segment income (loss)                        (0.5)          10.3        10.6       (55.3)      (17.3)       (52.2)
-----------------------------------------------------------------------------------------------------------------
Total assets at 9/30/99                  $3,062.4       $  482.8    $  449.6    $     --    $  598.2     $4,593.0
-----------------------------------------------------------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------------------
                                                      Coated       Forest
        NINE MONTHS ENDED              Newsprint       Paper      Products    Special  Corporate &
       SEPTEMBER 30, 2000              Division      Division     Division     Items   Eliminations    Total
-------------------------------------------------------------------------------------------------------------
Net sales-including internal sales      $1,225.1      $  420.1    $  327.6    $     --  $     --     $1,972.8
Elimination of intersegment sales             --            --          --          --    (257.6)      (257.6)
-------------------------------------------------------------------------------------------------------------
Net sales - external customers           1,225.1         420.1       327.6          --    (257.6)     1,715.2
-------------------------------------------------------------------------------------------------------------
Segment income (loss)                      196.6         101.7        18.4         3.4     (55.8)       264.3
-------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------
                                                      Coated        Forest
        NINE MONTHS ENDED              Newsprint       Paper       Products   Special   Corporate &
       SEPTEMBER 30, 1999               Division      Division     Division    Items    Eliminations    Total
---------------------------------------------------------------------------------------------------------------
Net sales-including internal sales      $1,163.3      $  336.3    $  378.4    $     --    $    2.3     $1,880.3
Elimination of intersegment sales             --            --          --          --      (270.6)      (270.6)
---------------------------------------------------------------------------------------------------------------
Net sales - external customers           1,163.3         336.3       378.4          --      (268.3)     1,609.7
---------------------------------------------------------------------------------------------------------------
Segment income (loss)                       38.0          42.4        32.4       106.4       (48.7)       170.5
---------------------------------------------------------------------------------------------------------------

     During the first quarter of 2000, Bowater changed its segment disclosure to report special items separately. Our management now reviews reports that present these items separately from the normal operations of the divisions. For the three months ended September 30, 1999, the special item related to a pre-tax loss on the sale of GNP of $55.3 million. For the first nine months of 2000, the special item related to a pre-tax gain on the sale of fixed assets of $3.4 million. For the first nine months of 1999, the special item related to a pre-tax gain on the sale of timberlands and a sawmill of $253.7 million, a pre-tax impairment charge of $92.0 million and a pre-tax loss on the sale of GNP of $55.3 million.

     In the first quarter of 2000, we changed our presentation of intersegment sales, presenting each division's net sales on a gross basis and including the elimination of intersegment sales in "Corporate & Eliminations". Also in the first quarter of 2000, we changed our asset allocations relating to the Avenor acquisition between the Newsprint and Forest Products Divisions and Corporate. These changes are also reflected in the tables above.

     The following table shows GNP's net sales and operating loss included in the Newsprint and Forest Products Divisions results for the three and nine months ended September 30,1999:

               -------------------------------------------------------------
                                  THREE MONTHS ENDED       NINE MONTHS ENDED
               (in millions)      SEPTEMBER 30, 1999      SEPTEMBER 30, 1999
               -------------------------------------------------------------
               Net sales -
                including internal
                sales                        $   46.6              $  234.9
               -------------------------------------------------------------
               Operating loss                $   (4.9)             $  (11.4)
               -------------------------------------------------------------

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

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Using Canadian dollar forward and range forward contracts, Bowater hedges against the risk of a rising Canadian dollar. At September 30, 2000, we had $306.5 million of Canadian dollar contracts. Information regarding the carrying value, fair market value, and range of exchange rates of the contracts is summarized in the table below:

     ----------------------------------------------------------------------------------------------
     (In millions)                                         Liability
     -----------------------------    Notional      -------------------------       Range Of
     Foreign Currency Exchange       Amount of      Carrying         Fair        US$/Canadian$
     Agreements                     Derivatives      Amount      Market Value    Exchange Rates
     ---------------------------------------------------------------------------------------------
     Buy Currency:
     ---------------------------------------------------------------------------------------------
         Canadian dollar
     ---------------------------------------------------------------------------------------------
               Due in 2000          $     103.5  $     6.0      $      6.0          .7491 - .6877
     ---------------------------------------------------------------------------------------------
               Due in 2001                203.0        5.4             5.4          .7339 - .6630
     ---------------------------------------------------------------------------------------------
                    Total           $     306.5  $    11.4      $     11.4
     ---------------------------------------------------------------------------------------------


13. In the Consolidated Balance Sheet as of September 30, 2000, the line entitled "Accumulated other comprehensive income (loss)" includes $(19.5) million for pension plan additional minimum liabilities, $(7.7) million for foreign currency translation, and $7.6 million for taxes.

14. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2000 presentation.

15. On August 1, 2000, Bowater completed the acquisition of the Newsprint South, Inc. paper mill, located in Grenada, Mississippi (Grenada). The purchase price was $384.0 million in cash and the assumption of $8.9 million in debt. On the day of acquisition, the Grenada operations held cash equivalents of $4.4 million, resulting in a net cash outflow of $379.6 million. The acquisition is being accounted for under the purchase method of accounting. The consolidated financial statements include the operations and cash flows of the Grenada operation for the period August 1, 2000, to September 30, 2000, and the assets and liabilities as of September 30, 2000. The preliminary allocation of the excess purchase price over historical assets of the Grenada operations was made to fixed assets.

     The following unaudited pro forma consolidated financial results assume the acquisition had occurred on January 1 of the following years:


                    ------------------------------------------------------------
                                                          NINE MONTH ENDED
                                                           SEPTEMBER 30,
                                                    ----------------------------
                    (In millions)                       2000          1999
                    ------------------------------------------------------------
                    Net sales                       $   1,786.3     $1,697.8
                    ------------------------------------------------------------
                    Net income                            101.0         48.7
                    ------------------------------------------------------------
                    Diluted earnings per share      $      1.90     $   0.86
                    ------------------------------------------------------------


16. In October 2000, Bowater announced that it signed a preliminary Letter of Intent with Sepoong Corporation and its major creditor, Chohung Bank, to acquire the Sepoong paper mill located in Kunsan, South Korea, for $201.0 million. The acquisition is subject to the negotiation of a definitive agreement, the approval of creditors of Sepoong, due diligence and regulatory approval.

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

                              RESULTS OF OPERATIONS
                  THREE MONTHS ENDED SEPTEMBER 30, 2000, VERSUS
                               SEPTEMBER 30, 1999

For the third quarter of 2000, Bowater had operating income of $118.6 million, compared to an operating loss of $52.2 million for the third quarter of 1999. The operating loss for the third quarter of 1999 includes a pre-tax loss of $55.3 million on the sale of Bowater's Great Northern Paper, Inc. subsidiary
(GNP). Operating income less "Net gain (loss) on sale of assets" increased $115.4 million. Higher prices for newsprint, market pulp and coated groundwood paper products account for this increase. Lower operating costs as a result of less maintenance and market-related downtime were partially offset by higher prices for recycled paper.

    Net income for the third quarter of 2000 was $50.0 million, or $0.96 per diluted share, compared with a net loss of $53.4 million, or $0.98 per diluted share, in the third quarter of 1999. Included in the net loss for the third quarter of 1999 was a pre-tax loss on the sale of GNP of $55.3 million ($37.0 million after tax), or $0.68 per diluted share. Third quarter 2000 net sales were $628.0 million, compared with $511.0 million for the third quarter of 1999 and $566.7 million for the second quarter of 2000.

    Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions. For the third quarter of 1999, the net sales of GNP are included in the following product lines: newsprint, coated groundwood paper, directory paper, uncoated groundwood specialties, and lumber, timber and other wood products. We completed the sale of GNP in August 1999.

                            PRODUCT LINE INFORMATION

 NET SALES BY PRODUCT
--------------------------------------------------------------
                                         THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                    --------------------------
(Unaudited, in millions)                 2000           1999
--------------------------------------------------------------

Net sales:
   Newsprint                              $ 377.4      $ 298.0
   Coated groundwood                         89.1         77.0
   Directory paper                            -           21.2
   Market pulp                              150.6        111.9
   Uncoated groundwood specialties           33.0         14.6
   Lumber, timber and other wood
              products                      107.5        116.7
   Elimination of intersegment              (85.8)       (83.7)
   Distribution costs                       (43.8)       (44.7)
                                    --------------------------
              Total net sales            $  628.0      $ 511.0
--------------------------------------------------------------


Newsprint Bowater's average transaction price for newsprint was 19% higher in the third quarter of 2000 compared to the third quarter of 1999. We implemented price increases for domestic and overseas markets during the third quarter. We also announced a newsprint price increase for some overseas markets during October 2000. Our shipments increased 7% compared to the same period last year. Newsprint market

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


conditions continued to be strong in the third quarter of 2000. Total United States demand and consumption of newsprint increased compared to the same quarter last year. Newspaper advertising linage also increased over 1999. Both North American mill inventories and United States customer inventories of newsprint decreased at the end of September 2000, compared to the end of September 1999.

Coated Groundwood Bowater's average transaction price for coated groundwood paper in the third quarter of 2000 increased 19% compared to the third quarter of 1999. Our coated groundwood shipments were slightly lower, comparing the same periods, due primarily to the sale of GNP in August, but partially offset by increasing shipments from our Benton Harbor coating facility, acquired in July 1999. End use markets continued to show strength, with magazine advertising pages and catalog mailings (measured by standard A mail weight) increasing over the third quarter of 1999. Inventories at United States coated groundwood mills at the end of September 2000 were higher than the year ago period, although remaining at low to moderate levels.

Market Pulp Bowater's average transaction price for market pulp in the third quarter of 2000 was 31% higher than in the third quarter of 1999 and 4% higher than in the second quarter of 2000. We implemented a price increase of $30 per metric ton, effective July 2000. Our market pulp shipments were 3% higher than in the year ago period. Our market pulp inventories, at a 15 day supply, were 9% lower compared to the end of the third quarter of 1999. NORSCAN (United States, Canada, Finland, Norway and Sweden) shipments were slightly lower than the year ago period. NORSCAN producer inventories increased during the quarter to 1.37 million metric tons, but were 49,000 metric tons below year ago levels. In October 2000, Bowater announced plans to reduce its market pulp production by 25,000 metric tons during the fourth quarter of 2000.

Lumber Bowater's average transaction price for lumber products in the third quarter of 2000 declined 26% compared to the third quarter of 1999. Prices continued to decline from their peak in the third quarter of 1999. Shipments increased 9% over the same period in 1999. Housing starts on a seasonally adjusted rate were down 8% in August 2000 compared with August 1999.

Timber Bowater's average transaction price for timber increased 3% from third quarter 1999 levels. Our shipments of timber products were down 37% in the third quarter compared to the same period in 1999. The decline in sales volume is mainly attributable to the sale of timberlands in the U.S. Southeast and the sale of timberlands associated with GNP in Maine. Timber markets weakened in the Southeast during the third quarter as a result of downtime taken by end users.

                             DIVISIONAL PERFORMANCE

For the third quarter of 1999, the net sales and operating income (loss) for the GNP mill and woodlands operations are included in the Newsprint or Forest Products Divisions, depending upon the product. Bowater completed the sale of GNP in August 1999.

NET SALES BY DIVISION
------------------------------------------------------------
                                      THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                   -------------------------
(In millions)                         2000         1999
------------------------------------------------------------
DIVISION: (1)
Newsprint                             $ 456.9       $ 363.9
Coated Paper                            149.6         114.4
Forest Products                         107.3         116.4
Corporate & eliminations                (85.8)        (83.7)
                                   -------------------------
    Total net sales                   $ 628.0       $ 511.0
------------------------------------------------------------

OPERATING INCOME (LOSS) BY DIVISION
------------------------------------------------------------
                                     THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                  --------------------------
(In millions)                        2000         1999
------------------------------------------------------------
DIVISION: (1)
Newsprint                             $  94.4        $(0.5)
Coated Paper                             39.4         10.3
Forest Products                           0.6         10.6
Special items                             0.1        (55.3)
Corporate & eliminations                (15.9)       (17.3)
                                  --------------------------
    Total operating income (loss)     $ 118.6       $(52.2)
------------------------------------------------------------

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated Paper Division, depending upon the product. The Pulp Division is responsible for the marketing and distribution of the product and its administrative expenses are included in "Corporate & eliminations."

Newsprint Division: Net sales for the Division increased 26%, from $363.9 million for the third quarter of 1999 to $456.9 million for the third quarter

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


of 2000. This increase is primarily the result of higher average transaction prices for newsprint and market pulp and the inclusion of Newsprint South, Inc.(Grenada operations), purchased in August 2000. This increase was partially offset by the sale of GNP in August 1999. See the previous discussion of product line results.

    Operating income for the third quarter of 2000 increased $94.9 million compared with an operating loss of $0.5 million for the third quarter of 1999. Higher prices for newsprint and market pulp account for the majority of this increase. Operating costs for the division decreased due to less maintenance and market-related downtime, partially offset by higher prices for recycled paper.

Coated Paper Division: Net sales for the Division increased $35.2 million, from $114.4 million for the third quarter of 1999 to $149.6 million for the third quarter of 2000, due to higher average transaction prices for newsprint, market pulp and coated groundwood paper. The inclusion of the Benton Harbor coating facility, purchased in July 1999, also contributed to this increase. See the previous discussion of product line results.

    Operating income increased $29.1 million from $10.3 million for the third quarter of 1999 to $39.4 million for the third quarter of 2000. This increase was primarily the result of higher prices for market pulp and coated groundwood paper. Operating costs for the division were slightly lower than the third quarter of 1999.

    In November 2000, Bowater announced plans to grow its coated paper product line. This is being accomplished by converting the newsprint machine at our Catawba facility to lightweight coated paper. This project will remove approximately 260,000 short tons of newsprint and replace it with 330,000 short tons of coated paper, which has significantly higher margins than newsprint. The project is scheduled for completion in mid-2002, and the new coated paper production will be introduced into the market in stages by the end of 2004, depending on market conditions. We are also constructing two additional Nuway converting plants, one in the mid-South region and one in the mid-Atlantic region, which are expected to be completed by the end of 2002. These plants will produce approximately 200,000 short tons of coated paper, converting approximately 160,000 short tons of our newsprint to higher margin products. The capital spending will be approximately $182 million over the next two years.

Forest Products Division: Net sales for the Division decreased 8%, from $116.4 million for the third quarter of 1999 to $107.3 million for the third quarter of 2000, primarily the result of lower lumber transaction prices and lower timber shipments resulting from the sale of timberlands in 1999. See the previous discussion of product line results.

    Operating income for the Division decreased $10.0 million for the third quarter of 2000 compared to the third quarter of 1999, due to lower lumber transaction prices and lower timber shipments. Operating costs for the division were higher due to a casualty loss for pine-beetle damage to woodlands, offset partially by lower fertilization and site preparation expenses during the third quarter of 2000.

    Due to the unusually warm and dry weather conditions, the risk of additional pine-beetle damage continues to exist. However, the Division is unable to determine if this will have a material impact on its operation.

Special Items: During the third quarter of 2000, Bowater sold fixed assets resulting in a pre-tax gain of $0.1 million. During the third quarter of 1999, we completed the sale of GNP, resulting in a pre-tax loss of $55.3 million.

Corporate & Eliminations: The elimination of intersegment sales increased $2.1 million, comparing the third quarter of 2000 to the third quarter of 1999. Comparing the third quarter of 2000 to the third quarter of 1999, corporate expenses decreased $1.4 million.

INTEREST AND OTHER INCOME AND EXPENSES

Interest expense for the third quarter 2000 increased $4.8 million over the same period in 1999. This increase was attributable to higher borrowing on our credit facility due to the acquisition of the Grenada operations in August 2000. Comparing the same periods, interest income increased $2.1 million due to interest on notes received in consideration for timberland sales in the fourth quarter of 1999.

     In the third quarter of 2000, Bowater recorded a foreign exchange loss of $2.2 million versus a foreign exchange gain of $3.3 million during the third quarter of 1999. The majority of our exchange gain(loss) amounts result from the effect of the change in currency exchange rates during the respective quarters on our Canadian dollar hedging program.

    Bowater's effective tax rate for the third quarter of 2000 was 37.8% on pre-tax income and for the same

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


period in 1999, 30.4% on a pre-tax loss. These rates reflect the non-deductibility of the amortization of goodwill.

                  NINE MONTHS ENDED SEPTEMBER 30, 2000, VERSUS
                               SEPTEMBER 30, 1999

For the first nine months of 2000, Bowater had operating income of $264.3 million compared to operating income of $170.5 million for the first nine months of 1999. During the first nine months of 2000, we recognized a pre-tax gain of $3.4 million on the sale of fixed assets. In the first nine months of 1999, we recorded a pre-tax impairment charge of $92.0 million, reducing the book value of assets at our GNP operations. Also included in the operating income for the first nine months of 1999 was a pre-tax gain of $253.7 million for the sale of timberlands and a pre-tax loss on sale of GNP of $55.3 million. Excluding the impairment charge and the net gain on sale of assets, operating income was $196.8 million higher than the first nine months of 1999. Higher transaction prices for all of our major products accounted for the majority of this increase. This increase was partially offset by higher operating costs due to higher prices for recycled paper and higher Canadian dollar exchange rates.

                            PRODUCT LINE INFORMATION

NET SALES BY PRODUCT
--------------------------------------------------------------
                                        NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                     -------------------------

(Unaudited, in millions)                2000         1999
--------------------------------------------------------------

Net sales:
   Newsprint                          $ 1,012.1      $ 956.2
   Coated groundwood                      246.7        235.1
   Directory paper                          -           89.4
   Market pulp                            434.0        315.3
   Uncoated groundwood specialties         79.2         44.5
   Lumber, timber and other wood
              products                    328.0        378.9
   Elimination of intersegment sales     (257.6)      (270.6)
   Distribution costs                    (127.2)      (139.1)
                                     -------------------------
              Total net sales          $ 1,715.2    $1,609.7
--------------------------------------------------------------

Newsprint Bowater's average transaction price for newsprint increased 8% for the first nine months of 2000 compared to the same period last year. We implemented price increases for our domestic and export markets during the first nine months of 2000. We also announced a newsprint price increase for some overseas markets during October 2000. Our shipments declined slightly. Total United States demand and consumption of newsprint increased in the first nine months of 2000 when compared to the same period of 1999. Both North American mill inventories and customer inventories of newsprint declined, comparing the end of September 2000 levels to the levels at the end of September 1999.

Coated Groundwood Bowater's average transaction price for coated groundwood paper for the first nine months of 2000 increased 15% compared to the first nine months of 1999. We implemented a price increase for our coated groundwood papers in April 2000. Our shipments were 9% lower compared to shipments in the same period a year ago. The lower shipments were due to the sale of GNP in August 1999, partially offset by additional tonnage from the acquisition of the Benton Harbor coating facility in July 1999. For the industry, United States coated groundwood paper shipments were higher compared to the first nine months of 1999. Coated groundwood paper inventory held by the United States mills at the end of September 2000 increased when compared to the end of September 1999.

Market Pulp Bowater's average transaction price for market pulp for the first nine months of 2000 increased 34% compared to the first nine months of 1999. We implemented a $30 per metric ton price increase in July, the third price increase of 2000. Our shipments of market pulp increased 3% over the year ago period. NORSCAN (United States, Canada, Finland, Norway and Sweden) market pulp shipments increased compared to the first nine months of 1999. NORSCAN producer pulp inventories ended the third quarter at 1.37 million metric tons, or a 24 day supply. In October 2000, Bowater announced plans to reduce its market pulp production by 25,000 metric tons during the fourth quarter of 2000.

Lumber, Bowater's average transaction price for lumber for the first nine months of 2000 decreased 14% compared to the same period in 1999. Our shipments of lumber were down 2% compared to the year-ago period as a result of the sale of a sawmill in March 1999, offset by higher shipments from the three remaining sawmills.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Timber Bowater's average transaction price for timber decreased 4% from the year-ago period, primarily the result of a change in mix as a result of timberland sales in Maine. Our shipments of timber decreased 27% in the first nine months of 2000 compared to the first nine months of 1999. The decline in sales volume is attributable to the sale of timberlands in the U.S. Southeast and the sale of timberlands associated with GNP in Maine. During 1999, we sold over 2 million acres of timberlands.

                             DIVISIONAL PERFORMANCE

NET SALES BY DIVISION:
----------------------------------------------------------
                                    NINE MONTHS ENDED
                                      SEPTEMBER 30,
                                 -------------------------
(In millions of US dollars)        2000          1999
----------------------------------------------------------
DIVISION: (1)
Newsprint                         $ 1,225.1      $1,163.3
Coated Paper                          420.1         336.3
Forest Products                       327.6         378.4
Corporate & eliminations             (257.6)       (268.3)
                                 -------------------------
    Total net sales               $ 1,715.2      $1,609.7
----------------------------------------------------------

OPERATING INCOME/(LOSS) BY DIVISION:
----------------------------------------------------------
                                    NINE MONTHS ENDED
                                      SEPTEMBER 30,
                                 -------------------------
(In millions of US dollars)         2000         1999
----------------------------------------------------------
DIVISION: (1)
Newsprint                           $ 196.6       $  38.0
Coated Paper                          101.7          42.4
Forest Products                        18.4          32.4
Special items                           3.4         106.4
Corporate & eliminations              (55.8)        (48.7)
                                 -------------------------
    Total operating income          $ 264.3       $ 170.5
----------------------------------------------------------


(1) Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated Paper Division, depending upon the product. The Pulp Division is responsible for the marketing and distribution of the product and its administrative expense are included in "Corporate & eliminations."

Newsprint Division: Net sales for the Division increased $61.8 million, from $1,163.3 million for the first nine months of 1999 to $1,225.1 million for the first nine months of 2000. This increase is due to higher average transaction prices for newsprint, market pulp and uncoated groundwood specialties and the inclusion of Newsprint South, Inc. The sale of GNP in August 1999 partially offset this increase. See the previous discussion of product line results.

    Operating income increased $158.6 million, from $38.0 million for the first nine months of 1999 to $196.6 million for the first nine months of 2000. This increase was due to higher transaction prices for newsprint, market pulp and uncoated groundwood specialties. Operating costs for the division increased due to higher prices for recycle paper and higher Canadian exchange rates, mainly offset by lower costs resulting from the sale of GNP, a high cost mill.

Coated Paper Division: Net sales for the Division increased $83.8 million, from $336.3 million for the first nine months of 1999 to $420.1 million for the first nine months of 2000, due to higher average prices for newsprint, market pulp and coated groundwood paper, and increased shipments due to the acquisition of the Benton Harbor coating facility in July 1999. See the previous discussion of product line results.

    Operating income for the Division increased $59.3 million, from $42.4 million for the first nine months of 1999 to $101.7 million for the first nine months of 2000. This increase was primarily the result of higher transaction prices for newsprint, market pulp and coated groundwood paper, partially offset by higher operating costs due to the increased production of specialty grades.

Forest Products Division: Net sales for the Division decreased 13%, from $378.4 million for the first nine months of 1999 to $327.6 million for first nine months of 2000, primarily a result of lower lumber transaction prices and lower timber shipments resulting from the sale of timberlands in 1999. See the previous discussion of product line results.

    Operating income for the Division decreased $14.0 million for the first nine months of 2000 compared to the first nine months of 1999, primarily the result of lower lumber prices and shipments and lower timber shipments. Operating costs for the division increased due to a casualty loss for pine-beetle damage to woodlands.

    Due to the unusually warm and dry weather conditions, the risk of additional pine-beetle damage continues to exist. However, the Division is unable to determine if this will have a material impact on its operation.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Items: During the first nine months of 2000, Bowater sold fixed assets resulting in a pre-tax gain of $3.4 million. During the first nine months of 1999, we sold approximately 1.6 million acres of timberland in the state of Maine and the Pinkham Lumber Company for a pre-tax gain of $253.7 million. We also recognized an impairment charge of $92.0 million in the first nine months of 1999, reducing the book value of our assets at GNP. In August 1999, we completed the sale of GNP, resulting in a pre-tax loss of $55.3 million.

Corporate & Eliminations: The elimination of intersegment sales decreased $10.7 million, comparing the first nine months of 2000 to the first nine months of 1999. Decreased sales volume between the divisions account for the majority of this decrease. Comparing the first nine months of 2000 to the first nine months of 1999, expenses increased $7.1 million due to higher benefit costs and professional fees.

                     INTEREST AND OTHER INCOME AND EXPENSES

Interest expense for the first nine months of 2000 increased $4.5 million due to a higher average debt balance in 2000 compared to the same period last year. Comparing the same periods, interest income increased $8.0 million due to interest on notes received in consideration for timberland sales in the fourth quarter of 1999. Also in the first nine months of 2000, Bowater recorded a $7.5 million foreign exchange loss compared to a $32.5 million gain in the prior year period. The majority of our exchange gain (loss) amounts result from the effect of the change in currency exchange rates during the respective periods on our Canadian dollar hedging program.

     Bowater's effective tax rate for the first nine months of 2000 was 39.0% versus 46.4% in the prior year period. The lower tax rate in 2000 is due to the effect of the non-deductibility of the amortization of goodwill on a higher level of pretax income.

                         LIQUIDITY AND CAPITAL RESOURCES

Bowater's cash and cash equivalents decreased to $21.8 million at September 30, 2000, from $24.7 million at December 31, 1999. We generated cash from operations of $273.5 million, used $580.9 million of cash for investing activities, and generated $304.5 million of cash from financing activities. Aside from cash flow from operations, capital expenditures, and changes in investments and short-term borrowings, we had other significant cash transactions since December 31, 1999. These transactions include: net cash of $379.6 million for the purchase of the Grenada operations; net payments on our long-term borrowings of $30.5 million and purchases of our common stock requiring cash of $103.7 million.

CASH FROM OPERATING ACTIVITIES:

During the first nine months of 2000, Bowater's operations generated $273.5 million of cash compared to $105.0 million of cash during the first nine months of 1999, an increase of $168.5 million. Higher operating income (excluding net gain on sale of assets and impairment of asset charge) and lower working capital needs accounted for the increase in 2000. The 2000 operating cash flows include the activity of the newly acquired Grenada operations for the period August 1, 2000, to September 30, 2000.

CASH FROM INVESTING ACTIVITIES:

Cash used for investing activities in the first nine months of 2000 totaled $580.9 million, compared with proceeds of $285.6 million during the first nine months of 1999. In August 2000, Bowater acquired the Grenada operations requiring a net cash outlay of $379.6 million.

    In the first nine months of 2000, capital expenditures were $33.9 million higher than the previous year due to the construction of a recovery boiler at our Thunder Bay mill and the purchase of equipment previously leased at our Gatineau mill. We expect our total capital expenditures for 2000 to approximate $250 million.

     Bowater anticipates spending approximately $150 to $200 million over the next five years to comply with the new U.S. air quality standards and effluent guidelines, with the majority of this capital expected to be spent at our Catawba facility. In July 2000, the Board of Directors approved the expanded project at Catawba (described in our Annual Report on Form 10K for the year ended December 31, 1999) to include additional capital for the modernization of a major portion of its kraft mill. This expanded project will allow the mill to comply with the new regulations, as well as improve its overall operating efficiencies. The cost estimate for the expanded project is $175 million and is included in the above estimate of approximately $150 to $200 million. Spending for this will take place during the period 2001 to 2003.

    In November 2000, Bowater announced plans to convert the newsprint production at its Catawba

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


facility to coated groundwood papers and to construct two additional Nuway sites, which will convert newsprint to coated groundwood grades. Capital spending for these projects will be approximately $182 million over the next two years.

     In the first nine months of 2000, Bowater paid $20.2 million on the maturity of Canadian dollar hedging contracts versus $29.3 million in the first nine months of last year. We also received net proceeds from the maturity of marketable securities of $1.7 million in the first nine months of 2000, compared with net proceeds of $0.5 million in 1999.

      During the first nine months of 1999, Bowater completed the sale of GNP. We received net cash proceeds of $108.0 million and a note receivable of $10.0 million, and we assumed certain liabilities. In addition to the note receivable, Bowater guaranteed payment for certain operating costs to one of GNP's suppliers. At the request of the buyer and other creditors, the note payment was deferred from August to December 2000. The buyer's ability to fulfill its obligation on the note and the guarantee to its supplier will be impacted by the buyer's ability to refinance its short-term credit facility.

   Also during 1999, we completed the sale of 1.6 million acres of Maine timberlands resulting in net cash proceeds of $356.0 million. Our Forest Products Division periodically reviews timberland holdings and sells timberlands considered to be non-strategic.

CASH FROM FINANCING ACTIVITIES:

Cash generated from financing activities was $304.5 million for the first nine months of 2000 compared with $380.3 million used during the first nine months of 1999. During the first nine months of 2000, Bowater borrowed $473.6 million (net of repayments of $276.3 million) from its short-term credit facilities. In July 2000, we increased the amount of our 364-day credit facility from $150 million to $750 million, while retaining our $350 million, five-year facility. In the first nine months of 1999, we made net payments on our short-term credit facilities of $210.0 million. Also in the first nine months of 2000, we repurchased a portion of our 9.25% Debentures due 2002 for $20.8 million. Other payments on our long-term borrowings were $10.1 million for a total of $30.9 million.

   In the first nine months of 1999, we made payments of $4.3 million on our long-term borrowings, paid $65.9 million for the redemption of our 7.50% Convertible Unsecured Subordinated Debentures, and paid $26.4 million for the redemption of our remaining 8.40% Series C Preferred Stock. In addition to the cash payment for the redemption of the convertible debentures, Bowater Canada Inc. issued 1.4 million exchangeable shares. Also during the third quarter of 1999, we received cash proceeds of $32.3 million (before fees and expenses) from revenue bonds issued by the Industrial Development Board of the County of McMinn, Tennessee, in conjunction with the modernization of its Calhoun, Tennessee, newsprint facility.

     Cash dividends paid in the first nine months of 2000 decreased $4.4 million from the prior year period primarily due to lower dividend payments to the minority shareholder of Calhoun Newsprint Company.

    During 1999, the Board of Directors authorized a new stock repurchase program allowing us to buy back up to 5.5 million shares of our outstanding common stock. During the first nine months of 2000, we purchased 2.1 million shares at a cost of $103.7 million. Since the beginning of the program, we purchased 3.2 million shares at a total cost of $155.5 million. In the first nine months of 1999, we purchased 1.8 million shares at a cost of $75.3 million.

    We continually consider various options for the use of our cash, including internal capital investments, share repurchases, investments to grow our businesses and additional debt reductions.

                                  ACQUISITIONS

In August 2000, Bowater completed the acquisition of the Newsprint South, Inc. paper mill, located in Grenada, Mississippi, for a cash purchase price of $384.0 million and the assumption of $8.9 million in debt. The mill has an annual production capacity of approximately 250,000 metric tons of newsprint. Built in 1989, the mill has one of the lowest operating costs of any newsprint mill in the United States. We accounted for the acquisition under the purchase method of accounting.

    In October 2000, Bowater announced that it signed a preliminary Letter of Intent with Sepoong Corporation and its major creditor, Chohung Bank, to acquire the Sepoong paper mill located in Kunsan, South Korea, for $201.0 million. The mill has approximately 265,000 metric tons of recycled newsprint capacity. The acquisition is subject to the negotiation of a definitive agreement, the approval of creditors and shareholders of Sepoong, due diligence and regulatory approval.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (the "Standard"). This Standard requires a public company to recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. Bowater is required to adopt this Standard on January 1, 2001. Our preliminary assessment is that the adoption of the Standard will allow us to utilize hedge accounting treatment on our Canadian dollar forward contracts. This will reduce the amount of exchange rate volatility in our Statement of Operations. During the fourth quarter of 2000, we will be finalizing our analysis and documentation related to the adoption of the Standard.
    In addition, Bowater adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (the SAB) regarding revenue recognition on October 1, 2000. Upon adoption of the SAB, there was no impact to our results of operations and financial condition.

ITEM 3. MARKET RISK

Bowater's market risk disclosure included in its 1999 Form 10-K, Part II, Item 7A, is still applicable as of September 30, 2000. We have updated the disclosure concerning our Canadian dollar forward and range forward contracts, which is included in Footnote 12 in this Form 10-Q.

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

         The Antitrust Division of the United States Department of Justice has informed Bowater that it is conducting a review of possible anti-competitive practices in the North American newsprint industry. Bowater is aware that the Division has served grand jury subpoenas on employees of various newsprint manufacturers. Certain present and former employees of Bowater and certain former employees of Avenor Inc., which was acquired by Bowater in 1998, have appeared before the grand jury. Bowater is not aware of the identity of any targets of the review, nor has Bowater been advised that it or any of its present or former employees are a target of the review.

         Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits (numbered in accordance with Item 601 of Regulation
               S-K):

         Exhibit No.    Description
         -----------    -----------
               10.1     Amendment No. 2 dated as of April 10, 2000, to the
                        Five-Year Credit Agreement dated as of June 24, 1998, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

               10.2 Amendment No. 1 dated as of April 10, 2000, to the Amended and Restated 364-Day Credit Agreement dated as of June 23, 1999, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

               10.3 Second Amended and Restated 364-Day Credit Agreement dated as of June 21, 2000, to the Amended and Restated 364-Day Credit Agreement dated as of June 23, 1999, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

               10.4 Amendment No. 1 dated as of July 31, 2000, to the Second Amended and Restated 364-Day Credit Agreement dated as of June 21, 2000, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

               10.5 Amended and Restated Change in Control Agreement executed as of June 9, 2000, by and between Bowater Incorporated and each of Anthony H. Barash, James H. Dorton, E. Patrick Duffy, Arthur D. Fuller, Jerry R. Gilmore, Richard K. Hamilton, William G. Harvey, Steven
                        G. Lanzl, David G. Maffucci, Robert A. Moran, Arnold M. Nemirow, R. Donald Newman, Michael F. Nocito, Wendy C. Shiba, David J. Steuart and James T. Wright.

               10.6 First Amendment to the Bowater Incorporated Retirement Plan for Outside Directors, executed on September 13, 2000.

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



                                               BOWATER INCORPORATED

                                               By  /s/  David G. Maffucci
                                                   ----------------------
                                                   David G. Maffucci
                                                   Senior Vice President and
                                                   Chief Financial Officer



                                               By  /s/  Michael F. Nocito
                                                   ----------------------
                                                   Michael F. Nocito
                                                   Vice President and Controller





Dated:   November 14, 2000

                                INDEX TO EXHIBITS



         Exhibit No.    Description
         -----------    -----------

             10.1 Amendment No. 2 dated as of April 10, 2000, to the Five-Year Credit Agreement dated as of June 24, 1998, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

             10.2 Amendment No. 1 dated as of April 10, 2000, to the Amended and Restated 364-Day Credit Agreement dated as of June 23, 1999, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

             10.3 Second Amended and Restated 364-Day Credit Agreement dated as of June 21, 2000, to the Amended and Restated 364-Day Credit Agreement dated as of June 23, 1999, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

             10.4 Amendment No. 1 dated as of July 31, 2000, to the Second Amended and Restated 364-Day Credit Agreement dated as of June 21, 2000, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

             10.5 Amended and Restated Change in Control Agreement executed as of June 9, 2000, by and between Bowater Incorporated and each of Anthony H. Barash, James H. Dorton, E. Patrick Duffy, Arthur D. Fuller, Jerry R. Gilmore, Richard K. Hamilton, William G. Harvey, Steven
                        G. Lanzl, David G. Maffucci, Robert A. Moran, Arnold M. Nemirow, R. Donald Newman, Michael F. Nocito, Wendy C. Shiba, David J. Steuart and James T. Wright.

             10.6 First Amendment to the Bowater Incorporated Retirement Plan for Outside Directors, executed on September 13, 2000.

             27.1       Financial Data Schedule (electronic filing only).