Form 10-K
period 2000-12-31
BOWATER INC
filed 2001-03-22
CIK 743368

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of March 15, 2001, was $2,411,635,872.

     As of March 15, 2001, there were 50,361,846 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the parts of this report indicated below:

Annual Report to Shareholders for the year ended December
  31, 2000                                                      Parts I, II and IV
Proxy Statement with respect to the Annual Meeting of
  Shareholders to be held on May 9, 2001                        Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Bowater Incorporated is engaged in the manufacture, sale and distribution of newsprint, uncoated groundwood specialties, coated groundwood paper, market pulp, lumber and timber. We operate facilities in the United States, Canada and South Korea and, as of December 31, 2000, managed or possessed cutting rights for approximately 16.0 million acres of timberlands to support these facilities. We market and distribute our products in North America, South America and overseas.

     Bowater was incorporated in Delaware in 1964. Our principal executive offices are located at 55 East Camperdown Way, Greenville, South Carolina 29602, and our telephone number at that address is (864) 271-7733.

     Information regarding Bowater's segments, which includes sales by product line and geographic information about sales and long-lived assets, is incorporated by reference to pages 16-17, 22-23 and 45-47 of Bowater's 2000 Annual Report. Information regarding our fixed assets is incorporated by reference to page 34 of the Annual Report. Information regarding our principal products and distribution methods is provided below.

     Information regarding Bowater's liquidity and capital resources is incorporated by reference to pages 18-19 and 23-24 of the Annual Report.

OPERATING DIVISIONS

     Bowater operates through four divisions: the Newsprint Division, the Coated Paper Division, the Pulp Division and the Forest Products Division.

     The Newsprint Division, headquartered in Greenville, South Carolina, consists of the following manufacturing facilities: the Calhoun Operations and Calhoun Newsprint Company ("CNC") (CNC is owned approximately 51% by Bowater and approximately 49% by Herald Company, Inc.) located in Calhoun, Tennessee; Bowater Mersey Paper Company Limited ("Mersey Operations") (which is owned 51% by Bowater and 49% by The Washington Post Company) located in Liverpool, Nova Scotia; Bowater Maritimes Inc. ("Dalhousie Operations") (which is owned 67% by Bowater, 25% by Oji Paper Co., Ltd. and 8% by Mitsui & Co., Ltd.) located in Dalhousie, New Brunswick; the Gatineau Operations located in Gatineau, Quebec; the Thunder Bay Operations located in Thunder Bay, Ontario; Ponderay Newsprint Company ("Ponderay Operations") (a partnership in which Bowater has a 40% interest and, through a wholly owned subsidiary, is the managing partner; the balance of the partnership is held by subsidiaries of five newspaper publishers) located in Usk, Washington; the Grenada Operations located in Grenada, Mississippi; and the Mokpo Operations, located in Mokpo, South Korea. This division is also supported by 13 North American sales offices, which are responsible for marketing all of Bowater's North American newsprint and some uncoated groundwood specialties. International marketing of newsprint and some uncoated groundwood specialties is supported by offices in Brazil, England, Japan, Singapore and South Korea.

     The Coated Paper Division, headquartered in Charlotte, North Carolina, consists of the Catawba Operations located in Catawba, South Carolina, a paper coating facility in Benton Harbor, Michigan, and three sales offices. This division is responsible for selling all of Bowater's coated groundwood papers and some uncoated groundwood specialties.

     The Pulp Division, headquartered in Burlington, Ontario, consists of two sales offices. This division is responsible for marketing all of Bowater's market pulp, which is produced at the Thunder Bay, Catawba and Calhoun Operations.

     The Forest Products Division, headquartered in Calhoun, Tennessee, consists of three manufacturing facilities: Bowater Lumber Company located in Albertville, Alabama; Bowater Mersey Paper Company Limited Oakhill Sawmill (which is owned 51% by Bowater and 49% by The Washington Post) located in

Bridgewater, Nova Scotia; and Maniwaki Sawmill located in Maniwaki, Quebec. In 2000, the division purchased the Ignace Sawmill located in northern Ontario. Currently, the sawmill is being refurbished and is expected to be operational in late 2001. The Forest Products Division is supported by 10 business offices and is responsible for managing Bowater's timberlands, selling softwood lumber and timber (to third parties and to our paper mills), managing wood procurement for the mills and selling non-strategic timberlands.

     Additional information regarding Bowater's divisions is incorporated by reference to pages 8-11 of the Annual Report.

NEWSPRINT AND UNCOATED GROUNDWOOD SPECIALTIES

     Bowater is the largest manufacturer of newsprint in the United States. Our market share in the United States is approximately 16%. Including jointly owned facilities, our annual North American production capacity of newsprint and uncoated groundwood specialties is approximately 3.1 million metric tons, or approximately 18% of the North American capacity total. Including the South Korean newsprint mill, our annual production capacity of these products is approximately 3.4 million metric tons, or approximately 8% of the worldwide capacity total.

     The Calhoun Operations, one of the largest and most productive newsprint mills in North America, are located on the Hiwassee River in Tennessee. This facility operates four paper machines, which produced 535,000 metric tons of newsprint and uncoated groundwood specialties in 2000. Also located at this facility is CNC's paper machine, which produced 215,000 metric tons of newsprint in 2000. Although Bowater manages and operates the entire facility, CNC also owns 68.4% of lines 1-6 of the thermomechanical pulp ("TMP") mill and 100% of the recycled fiber plant at the facility. Bowater owns 31.6% of lines 1-6 and 100% of lines 7 and 8 of the TMP mill and all of the other assets at this location, which include a kraft pulp mill and other support equipment necessary to produce the finished product.

     The Grenada Operations, acquired in August 2000, are located in Grenada, Mississippi. The facilities consist of a TMP mill and one paper machine with an annual capacity of 244,000 metric tons of newsprint. Other facilities include a waste treatment plant and a refuse boiler.

     The Mokpo Operations, located in the Daebul Industrial Complex on the southwest coast of South Korea, have one paper machine that produces recycled-content newsprint. This facility began production in late 1996 and is one of the lowest-cost newsprint mills in Asia. The mill produced approximately 245,000 metric tons of recycled newsprint in 2000. The facility also includes a recycling plant and has access to a nearby year-round deep-sea docking facility.

     The Dalhousie Operations, located in the Canadian province of New Brunswick, have two newsprint machines. These machines were rebuilt in 1982 and produced 236,000 metric tons of newsprint in 2000. These operations have year-round deep-sea docking facilities that can accommodate large ocean freighters, providing economical access to ports along the eastern seaboard of the United States and throughout the world. Other facilities include a TMP mill, a refuse boiler and a waste treatment plant.

     The Gatineau Operations, located on the north bank of the Ottawa River in the Canadian province of Quebec, consist of three paper machines, which produced 445,000 metric tons of high-quality recycled-content newsprint in 2000. This facility also includes a recycling plant, a refuse boiler, a TMP mill and a secondary effluent treatment facility.

     The Mersey Operations, located in the Canadian province of Nova Scotia on an ice-free port, providing economical access to ports along the eastern seaboard of the United States and throughout the world, have two paper machines. Built in 1929, they were rebuilt between 1983 and 1985 and produced 232,000 metric tons of newsprint in 2000. This facility also operates a TMP mill, a wastewater treatment facility and other support equipment required to produce the finished product.

     The Ponderay Operations, located on the Pend Oreille River in the state of Washington, consist of one newsprint machine, which began production in 1989 and produced 249,000 metric tons of recycled-content newsprint in 2000. This facility also operates a TMP mill, a recycling plant, a wastewater treatment facility and other support equipment required to produce the finished product.

     The Thunder Bay Operations, located on the Kaministiquia River in the Canadian province of Ontario, include three paper machines and two kraft pulp mills. This facility produced 537,000 metric tons of newsprint in 2000. This facility also includes a TMP mill, a recycling plant, two recovery boilers, a refuse boiler, a chip handling system and a waste treatment plant.

     Bowater also produces newsprint and uncoated groundwood specialties at its Catawba Operations, located on the Catawba River in South Carolina. The newsprint machine at this site produced 225,000 metric tons of newsprint and uncoated groundwood specialties in 2000. In November 2000, Bowater announced plans to convert this machine to coated groundwood papers. The conversion is scheduled for completion by mid-2002.

     The Newsprint Division has 46% of its newsprint and uncoated groundwood specialties capacity located in Canada and 8% located in South Korea. Bowater's international operations are subject to risks of doing business abroad such as currency fluctuations, changes in international trade regimes such as GATT or NAFTA, dependence on local markets for supply, export duties, quotas, restrictions on the transfer of funds and foreign ownership of property, and political and economic instability. To date, our results of operations have not been materially affected by any of these risks, but we cannot predict the likelihood of any of these risks having a material effect on our results of operations in the future.

     North American newsprint and uncoated groundwood specialties are sold directly by Bowater through its regional sales offices located near major metropolitan areas. Sales outside North America are made through Bowater subsidiaries located in the markets they serve. We distribute newsprint and uncoated groundwood specialties by rail, truck, ship and barge.

     In 2000, Bowater sold newsprint to various related parties. During 2000, CNC's minority shareholder and its affiliates purchased in excess of CNC's annual output. In addition, Bowater's other joint venture partners purchased an aggregate of approximately 670,000 metric tons during 2000. No single customer, related or otherwise, accounted for 10% or more of Bowater's 2000 consolidated sales.

COATED GROUNDWOOD PAPER

     Bowater is one of the largest producers of coated groundwood paper in the United States and North America, with an annual capacity of 418,000 short tons, or approximately 9% and 7% of the United States and North American capacity, respectively. Our coated groundwood paper is primarily light weight coated paper and is used in magazines, catalogs, advertising pieces, direct mail pieces and coupons.

     Bowater manufactures a variety of coated paper grades on two paper machines at the Catawba Operations. Both machines utilize off-machine blade coaters and, in 2000, produced approximately 355,000 short tons of coated groundwood paper. The Catawba Operations also include a kraft pulp mill, a TMP mill and other support equipment required to produce the finished product.

     Bowater also operates a coating facility in Benton Harbor, Michigan. This site has one coater that converted approximately 37,000 short tons of uncoated basestock into approximately 44,000 short tons of coated paper during 2000. The facility's annual capacity is approximately 60,000 short tons. During 2000, this site was still in the process of optimizing its equipment.

     Bowater sells coated groundwood paper domestically through its regional sales offices and through paper brokers to major printers, publishers and catalogers. We distribute coated groundwood paper by truck and rail. We service export markets primarily through international agents.

MARKET PULP

     The Pulp Division markets the output from Bowater's pulp mills. In addition to furnishing substantially all of our internal pulp requirements, these pulp mills produce softwood and hardwood market pulp. We are the sixth largest producer of paper grade market pulp in North America and have a North

American market share of approximately 10%. Market pulp is used by manufacturers of fine paper, tissue, packaging and other specialty paper products.

     In 2000, the Catawba Operations produced 235,000 metric tons of softwood market pulp; the Calhoun Operations produced 182,000 metric tons of hardwood market pulp; and the Thunder Bay Operations produced 247,000 metric tons of hardwood market pulp and 294,000 metric tons of softwood market pulp.

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

     At December 31, 2000, we owned, leased or possessed cutting rights on approximately 16.0 million acres of timberlands throughout the United States and Canada. Approximately 0.8 million acres of these timberlands are located in the southeastern United States, 8.3 million acres in Ontario, 4.9 million acres in Quebec, 1.3 million acres in New Brunswick and 0.6 million acres in Nova Scotia. Although our primary focus is on timber management, we give considerable attention to maintaining or enhancing other uses of the forests. Bowater, independently or in cooperation with other stakeholders, restricts timber harvesting on about 15% of its timberlands.

     Our timberland base supplies a portion of the needs of our paper mills and sawmills and of many independently owned forest products businesses. We maintain our own nursery and contract with numerous other nurseries in order to replace trees harvested from our timberlands and from the timberlands of small private landowners. We also use harvest practices designed to promote natural regeneration.

     In 2000, we consumed approximately 12.5 million tons of wood for pulp, paper and lumber production. Of this amount, we harvested 2.3 million tons of wood from our owned or leased properties, generated 2.8 million tons from cutting rights on land owned by the Canadian government, and purchased 7.4 million tons, primarily under contract, from local wood producers, private landowners and sawmills (in the form of residual chips) at market prices. In addition, we harvested 2.2 million tons of wood from our managed properties to sell to other sawmills and paper companies.

     Bowater operates three sawmills that produce construction grade lumber. Bowater Lumber Company produced 100.0 million board feet of lumber in 2000. It sells its lumber in the southeastern and mid-western United States. The Bowater Mersey Paper Company Limited Oakhill Sawmill, which produced 53.0 million board feet of lumber in 2000, sells to customers in eastern Canada and the northeastern United States. The Maniwaki Sawmill, which produced 72.0 million board feet of lumber in 2000, sells mainly to customers in eastern Canada. We distribute lumber by truck and rail.

RECYCLING CAPABILITY

     Bowater has focused its efforts in recent years on meeting the demand for recycled-content paper products, providing an environmental benefit in reducing solid waste landfill deposits. In addition, this effort allows publishers and other customers to meet recycled-content standards.

     Bowater operates recycling plants at its Calhoun, Mokpo, Gatineau, Ponderay and Thunder Bay Operations. Taking a mixture of old newspapers and old magazines ("recovered paper"), these plants utilize advanced mechanical and chemical processes to manufacture high quality pulp. The recycled fiber pulp is combined with virgin fiber pulp. The resulting products, which include recycled-content newsprint and uncoated groundwood specialties, are comparable in quality to paper produced with 100% virgin fiber pulp. In 2000, we processed 1.0 million short tons of recovered paper.

     Bowater purchases recovered paper from suppliers in the regions of its recycling plants. These suppliers collect, sort and bale the material before selling it to us, primarily under long-term contracts, with prices and quantities fluctuating according to market conditions. We are one of the largest purchasers of recovered paper in North America.

COMPETITION

     In general, our products are globally traded commodities, and the markets in which we compete are highly competitive. Our operating results reflect the general cyclical pattern of the pulp and paper industry. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, and fluctuations in currency exchange rates. Any material decline in prices for our products or other adverse developments in the market for our products could have a material adverse effect on our financial results, financial condition and cash flow.

     Newsprint, one of Bowater's principal products, is produced by numerous worldwide manufacturers. Aside from quality specifications to meet customer needs, the production of newsprint does not depend upon a proprietary process or formula. There are approximately 20 major worldwide producers of newsprint. We face actual and potential competition from them and numerous smaller regional producers. Price, quality, close customer relationships, and the ability to produce paper with recycled content are important competitive determinants.

     Bowater competes with approximately five market pulp companies of similar size in North America. Like newsprint, market pulp is one of our principal products and is a globally traded commodity in which competition exists in all major markets. Market pulp prices historically have been volatile. Aside from quality specifications to meet customer needs, the production of market pulp does not depend on a proprietary process or formula. We produce four out of the six major grades of market pulp (northern and southern hardwood and softwood pulps) and compete with other producers from South America (eucalyptus hardwood pulp and radiata pine softwood pulp), Europe (northern hardwood and softwood pulps), and Asia (mixed tropical hardwood pulp). Price, quality and service are considered the main competitive determinants.

     Bowater competes with approximately 13 coated groundwood producers located in North America. In addition, approximately six major offshore suppliers of coated groundwood paper sell into the North American market. As a major supplier to printers in North America, we also compete with numerous worldwide suppliers of other grades of paper such as coated freesheet, supercalendered and uncoated groundwood paper. Price, quality and service are important competitive determinants, but a degree of proprietary knowledge is required in both the manufacture and use of this product, which requires close customer-supplier relationships.

     Bowater produces uncoated groundwood specialties and lumber but is not a major producer of these products.

     As with other global commodities, the competitive position of Bowater's products is significantly affected by the volatility of currency exchange rates. See "Quantitative and Qualitative Disclosures About Market Risk" on page 11 of this Form 10-K. We have operations in the United States, Canada and South Korea, with several of our primary competitors located in Canada, Sweden and Finland. Accordingly, the relative rates of exchange between those countries' currencies and the United States dollar can have a substantial effect on our ability to compete. In addition, the degree to which we compete with foreign producers depends in part on the level of demand abroad. Shipping costs generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.

     Trends in electronic data transmission and storage and the Internet could adversely affect traditional print media, including products of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper publishing customers in North America are competing with other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end uses for several of our products), television and the Internet. Our magazine and catalog publishing customers are also aware of the potential effects of competing electronic media.

     Part of Bowater's competitive strategy is to be a lower-cost producer of our products while maintaining strict quality standards and responding to environmental concerns. Currently, some of our competitors' individual mills are lower-cost producers of some of the products that we manufacture, including newsprint. Our five recycling facilities have enhanced our competitive position by enabling us to respond to customer demand for recycled-content newsprint and uncoated groundwood specialties.

RAW MATERIALS AND ENERGY

     The manufacture of pulp and paper requires significant amounts of wood and energy. We obtain the wood we need for pulp, paper and lumber production from property we own or lease, or on which we possess cutting rights, or by purchase from local producers. We also use recovered paper as raw material when producing recycled-content paper grades. See "Forest Products" and "Recycling Capability" on pages 4-5 of this Form 10-K for information regarding our procurement and use of raw materials.

     Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources. All of Bowater's mills produce all of their steam requirements with the exception of the Mersey Operations, which purchase all of their steam from a third-party supplier. The Grenada, Gatineau, Mersey and Mokpo Operations purchase all of their electrical power requirements. The Thunder Bay, Calhoun and Catawba Operations produce approximately one-fourth of their electrical requirements and purchase the balance.

EMPLOYEES

     As of December 31, 2000, Bowater employed 6,400 people, of whom 4,300 were represented by bargaining units. The labor contract at the Catawba Operations, which covers all of the plant's hourly employees, expires in April 2003. The labor contract with most of the plant's hourly employees at the Calhoun Operations expires in July 2002. The labor contracts covering most of the unionized employees at the Dalhousie, Gatineau, and Thunder Bay Operations and all of the unionized employees at the Mersey Operations expire in 2004. All plant facilities are situated in areas where adequate labor pools exist. We consider relations with employees to be good.

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

ENVIRONMENTAL MATTERS

     Information regarding environmental matters is incorporated by reference to page 20 of the Annual Report.

     Bowater believes that its United States, Canadian and South Korean operations are in substantial compliance with all applicable federal, state, provincial and local environmental regulations and that all currently required control equipment is in operation. While it is impossible to predict future environmental regulations that may be established, we believe that we will not be at a competitive disadvantage with regard to meeting future United States, Canadian or South Korean standards.

     Bowater has taken positive action to address concerns about municipal solid waste by constructing a recycled fiber plant at its Calhoun Operations. Through acquisitions in 1998, we have four additional recycling plants located at the Mokpo, Gatineau, Ponderay, and Thunder Bay Operations. See "Recycling Capability" on pages 4-5 of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Statements that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-K, each of Bowater's annual reports to shareholders, Forms 10-K, 10-Q and 8-K, proxy statements, prospectuses and any other written or oral statement made by or on behalf of Bowater after the filing of this Form 10-K may include forward-looking statements including, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include (but are not limited to):

     - INDUSTRY CYCLICALITY. Industry cyclicality resulting from changes in production capacity and in customer consumption patterns will affect changes in product prices, which will impact our profitability and cash flow. Depending on these factors, pricing for our principal products could change frequently and significantly.

     - COST AND AVAILABILITY OF RAW MATERIALS AND ENERGY. The prices we pay for energy, chemicals, wood fiber, recycled paper and other raw materials are volatile and may change rapidly, directly affecting our profitability. We are a major user of renewable natural resources, specifically water and wood fiber. As a result, significant changes in climate and agricultural disease or infestation could negatively impact us.

     - CHANGES IN THE ECONOMIES OF THE UNITED STATES AND OTHER COUNTRIES IN WHICH OUR PRODUCTS ARE SOLD. We sell our products in North, Central and South America, Asia and Europe. The economic climate of each region has a significant impact on the demand for our products. Changes in regional economies can result in changes in prices and sales volume, directly affecting our profitability.

     - COMPETITIVE ACTIONS BY OTHER FOREST PRODUCTS COMPANIES. The markets for our products are all highly competitive. Actions by competitors can directly impact our ability to sell our products and can impact the prices at which our products are sold.

     - CHANGES IN LAWS OR REGULATIONS INCLUDING THOSE ON ENVIRONMENTAL COMPLIANCE. Each of our operations is subject to a variety of national and local laws and regulations, many of which deal with the environment. Changes in these laws or regulations have required in the past, and could require in the future, substantial expenditures for compliance.

     - CHANGES IN ECONOMIC FACTORS INCLUDING INTEREST RATES AND CURRENCY EXCHANGE RATES. We are exposed to changes in interest rates on some of our existing debt and all new debt issues. Changes in interest rates can increase or decrease the cost of our financing. Also, we sell a portion of our products in currencies other than the United States dollar and have manufacturing costs denominated in Canadian dollars and Korean won. Therefore, changes in currency exchange rates will impact our revenues and costs.

ITEM 2. PROPERTIES

     Information regarding Bowater's owned properties is incorporated by reference to the material included in Item 1, "Business" of this Form 10-K, and on page 2 and the back cover page of the Annual Report.

     In addition to the properties that we own, we also lease under long-term leases certain timberlands, office premises, and office and transportation equipment and have cutting rights with respect to certain timberlands. Information regarding timberland leases, operating leases and cutting rights is incorporated by reference to page 44 of the Annual Report.

ITEM 3. LEGAL PROCEEDINGS

     Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims and other matters. We believe that the ultimate disposition of these matters will not have a material adverse effect on our operations or our financial condition taken as a whole.

     In January 2000, the Antitrust Division of the United States Department of Justice informed Bowater that it is conducting a review of possible anti-competitive practices in the North American newsprint industry. Bowater is aware that the Division has served grand jury subpoenas on employees of various newsprint manufacturers. Certain present and former employees of Bowater and certain former employees of Avenor Inc., which was acquired by Bowater in 1998, have appeared before the grand jury. Bowater is not aware of the identity of any targets of the review, nor has Bowater been advised that it or any of its present or former employees is a target of the review.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 15, 2001

     Bowater's executive officers, who are elected by the Board of Directors to serve one-year terms, are listed below. There are no family relationships among officers and no arrangements or understandings between any officer and any other person under which the officer was selected.

                                                                                              SERVED AS
                NAME                   AGE                     POSITION                     OFFICER SINCE
                ----                   ---                     --------                     -------------
Arnold M. Nemirow....................  57   Chairman, President and Chief Executive         1994
                                            Officer
Arthur D. Fuller.....................  56   Executive Vice President and President --       1995
                                            Newsprint Division
E. Patrick Duffy.....................  59   Senior Vice President and President -- Coated   1995
                                            Paper Division
Richard K. Hamilton..................  52   Vice President and President -- Forest          1997
                                            Products Division
David J. Steuart.....................  54   Vice President and President -- Pulp Division   1998
Anthony H. Barash....................  57   Senior Vice President -- Corporate Affairs and  1996
                                            General Counsel
Jerry R. Gilmore.....................  52   Vice President -- United States and Korean      1999
                                            Newsprint Operations
William G. Harvey....................  43   Vice President and Treasurer                    1998
Steven G. Lanzl......................  52   Vice President -- Information Technology        1996
David G. Maffucci....................  50   Senior Vice President and Chief Financial       1992
                                            Officer
Robert A. Moran......................  56   Vice President -- Manufacturing Services        1992
R. Donald Newman.....................  54   Vice President -- Canadian Newsprint            1999
                                            Operations
Michael F. Nocito....................  45   Vice President and Controller                   1993
Wendy C. Shiba.......................  50   Vice President, Secretary and Assistant         1993
                                            General Counsel
James T. Wright......................  54   Vice President -- Human Resources               1999

     Arnold M. Nemirow became Chairman in 1996 and Chief Executive Officer in 1995. He has been President and a director of Bowater since September 1994 and was Chief Operating Officer from September 1994 through February 1995. Previously, he was President, Chief Executive Officer and a director of Wausau Paper Mills Company, a pulp and paper company, from 1990 through 1994; Chairman,

President, Chief Executive Officer and a director of Nekoosa Papers, Inc., the business papers division of Great Northern Nekoosa Corporation, from 1988 to 1990 and Vice President of Great Northern Nekoosa Corporation from 1984 to 1990.

     Arthur D. Fuller became Executive Vice President and President -- Newsprint Division in 1997. From 1995 to 1997, he was Senior Vice President and
President -- Newsprint Division. He was Vice President Finance, Planning & Administration of MacMillan Bloedel Packaging Inc., the containerboard and packaging business of MacMillan Bloedel Ltd., from 1994 to 1995. From 1991 to 1993, he was a partner of Nukraft, which sought to develop a recycled linerboard mill, and from 1987 to 1990, he was Vice President and General Manager of Great Southern Paper Company, the containerboard division of Great Northern Nekoosa Corporation. Earlier, he held various management positions with Great Southern Paper Company.

     E. Patrick Duffy became Senior Vice President and President -- Coated Paper Division in 1995. He was President of the Telecommunications Business Unit of R.R. Donnelley and Sons, a printing company, from 1993 to 1995, where he was responsible for the sale and manufacture of printed products, and President of its Catalog Group from 1990 to 1992. Previously, he was a Senior Vice President of R.R. Donnelley and Sons.

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

     David J. Steuart became Vice President of Bowater in 1999. He has been President of the Pulp Division since July 1998. He was President, Pulp Group of Avenor Inc., a pulp and paper company, from 1994 until its acquisition by Bowater in July 1998. In this position, he had profit/loss responsibility for the Pulp Group and performed related manufacturing and marketing functions.

     Anthony H. Barash became Senior Vice President -- Corporate Affairs and General Counsel in 1996. From 1993 through 1996, he was a partner of the law firm Seyfarth, Shaw, Fairweather & Geraldson, where he was a member of the firm's Business Law and Real Estate Group. From 1980 to 1993, he was a senior partner of the law firm Barash & Hill, where he concentrated in business and real estate law.

     Jerry R. Gilmore became Vice President of Bowater in 1999. He has been Vice President -- United States and Korean Operations of the Newsprint Division since October 1998. Previously, he was Vice President -- Administration and Planning from 1995 to April 1998 and was Vice President with responsibility for the integration of recent acquisitions from April to October 1998. Prior to joining Bowater in 1994, he held financial and management positions with Georgia-Pacific Corporation and Great Northern Nekoosa Corporation, both forest products companies.

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

     Steven G. Lanzl became Vice President -- Information Technology in 1996. From 1992 to 1996, he was with E.I. du Pont de Nemours and Company, a science and technology company, where he was responsible for planning information system initiatives. Earlier, he was with DuPont Asia Pacific, Ltd. in Japan as Manager of Information Systems Planning.

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

     R. Donald Newman became Vice President of Bowater in 1999. He has been Vice President -- Canadian Newsprint Operations of the Newsprint Division since July 1998. Previously, he was Vice President -- Operations and Resident Manager of the Calhoun Operations from 1995 to 1998 and Vice President and Operations Manager of the Calhoun Operations from 1994 to 1995.

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

     James T. Wright became Vice President -- Human Resources in 1999. He was Vice President -- Human Resources for Georgia-Pacific Corporation from 1993 to 1999. Prior to 1993, he held human resource and labor relations positions with Georgia-Pacific Corporation and Weyerhaeuser Company, both forest products companies.

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

     (b) As of March 15, 2001, there were 4,284 holders of record of Bowater's Common Stock.

     (c) Bowater has paid consecutive quarterly dividends of $.20 per share of Common Stock during 2000 and 1999. Future declarations of dividends on our Common Stock are discretionary with the Board of Directors, and the declaration of any dividends will depend upon, among other things, our earnings, capital requirements and financial condition. In addition, our ability to pay dividends on our Common Stock depends on our maintaining adequate net worth and compliance with the required ratio of total debt to total capital as defined in and required by our current credit agreement. This agreement requires us to maintain a minimum consolidated net worth (generally defined in the agreement as common shareholders' equity plus any outstanding preferred stock) of $1.68 billion as of December 31, 2000. In addition, the agreement imposes a maximum 60% ratio of total debt to total capital (defined in the agreement as total debt plus net worth). At December 31, 2000, our consolidated net worth was $1.8 billion and our ratio of total debt to total capital was 51.8%.

ITEM 6. SELECTED FINANCIAL DATA

     Information regarding Bowater's financial position and operating record is incorporated by reference to pages 50-51 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information regarding Bowater's business and financial results is incorporated by reference to pages 14-24 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of Bowater's 1998 acquisition of Avenor, approximately 46% of our pulp and paper production capacity is in Canada, with costs primarily denominated in Canadian dollars. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. Using Canadian dollar forward and range forward contracts, Bowater has hedged against the risk of a rising Canadian dollar. At December 31, 2000, we had $448.0 million of Canadian dollar contracts outstanding. Information regarding the carrying value and fair market value of the contracts is incorporated by reference to Note 14 on page 38 of the Annual Report.

     Also in 1998, we purchased a South Korean newsprint mill, subjecting us to fluctuations in the Korean won/United States dollar exchange rate because certain expenses and some purchases by the mill are denominated in won. However, many of the cash flows for purchases and sales are in United States dollars, which mitigates much of the currency risk.

     Bowater purchases significant amounts of old newspapers and old magazines to supply its facilities that use recycled paper. Old newspapers and old magazines are market-priced commodities and, as such, are subject to fluctuations in market prices. Increases in the prices of these commodities will tend to reduce our reported earnings and decreases will tend to increase our reported earnings.

     Bowater's debt is predominantly fixed-rate debt. We do not have material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated by reference to pages 25-49 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Bowater's directors is incorporated by reference to the material under the heading "Election of Directors -- Information on Nominees and Directors" in our Proxy Statement with respect to the Annual Meeting of Shareholders scheduled to be held May 9, 2001, filed under Regulation 14A under the Securities Exchange Act of 1934, as amended.

     Information regarding Bowater's executive officers is provided under the caption "Executive Officers of the Registrant as of March 15, 2001" on pages 8-10 of this Form 10-K.

     Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following are filed as a part of this Report on Form 10-K:

          (1) The following are included at the indicated page in the Annual Report and are incorporated by reference:

                                                              PAGE(S)
                                                              -------
Consolidated Statement of Operations for Each of the Years
  in the Three-Year Period Ended December 31, 2000..........      25
Consolidated Balance Sheet at December 31, 2000 and 1999....      26
Consolidated Statement of Capital Accounts for Each of the
  Years in the Three-Year Period Ended December 31, 2000....      27
Consolidated Statement of Cash Flows for Each of the Years
  in the Three-Year Period Ended December 31, 2000..........      28
Notes to Consolidated Financial Statements..................   29-47
Management's Statement of Responsibility and Independent
  Auditors' Report..........................................   48-49

          (2) The following financial statement schedule for the year ended December 31, 2000 is submitted:

Schedule II -- Valuation and Qualifying Accounts............     F-1
Independent Auditors' Report on Schedule II.................     F-2

     All other financial statement schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes.

          (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
   3.1       Restated Certificate of Incorporation of Bowater
             Incorporated, as amended (incorporated by reference to
             Exhibit 4.2 to Bowater Incorporated's Registration Statement
             No. 33-51569).
   3.2       Certificate of Designations of the 7% PRIDES, Series B
             Convertible Preferred Stock of Bowater Incorporated
             (incorporated by reference to Exhibit 4.1 to Bowater
             Incorporated's Current Report on Form 8-K dated February 1,
             1994, File No. 1-8712 (the "February 1994 8-K")).
   3.3       Certificate of Designations of the 8.40% Series C Cumulative
             Preferred Stock of Bowater Incorporated (incorporated by
             reference to Exhibit 4.2 to the February 1994 8-K).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
   3.4       Certificate of Designation of the special voting stock of
             Bowater Incorporated (incorporated by reference to Exhibit
             4.11 to Amendment No. 1 to Bowater Incorporated's
             Registration Statement No. 333-57839 ("Amendment No. 1 to
             the Registration Statement")).
   3.5       Bylaws of Bowater Incorporated amended and restated as of
             May 20, 1998 (incorporated by reference to Exhibit 4.12 to
             Amendment No. 1 to the Registration Statement).
   4.1       Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other
             instruments with respect to long-term debt not being
             registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated
             basis (incorporated by reference to Exhibit 4.3 to Bowater
             Incorporated's Registration Statement No. 2-93455).
   4.2       See Exhibits 3.1, 3.4 and 3.5.
 +10.1       Employment Agreement, dated as of July 20, 1994, by and
             between Bowater Incorporated and Arnold M. Nemirow
             (incorporated by reference to Exhibit 10.3 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1994, File No. 1-8712).
 +10.2       Employment Agreement, dated as of August 1, 1997, by and
             between Bowater Incorporated and Arthur D. Fuller
             (incorporated by reference to Exhibit 10.1 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending September 30, 1997, File No. 1-8712).
 +10.3       Employment Agreement, dated as of April 1, 1995, by and
             between Bowater Incorporated and E. Patrick Duffy
             (incorporated by reference to Exhibit 10.4 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending March 31, 1995, File No. 1-8712).
 +10.4       Employment Agreement, dated as of August 1, 1997, by and
             between Bowater Incorporated and Richard K. Hamilton
             (incorporated by reference to Exhibit 10.16 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1997, File No. 1-8712 (the "1997
             10-K")).
 +10.5       Employment Agreement, dated as of July 24, 1998, by and
             between Bowater Incorporated and David J. Steuart
             (incorporated by reference to Exhibit 10.5 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending September 30, 1998 (the "September 1998 10-Q")).
 +10.6*      Agreement, dated as of July 24, 1998, between David J.
             Steuart and Bowater Incorporated.
 +10.7       Employment Agreement, dated as of April 1, 1996, by and
             between Bowater Incorporated and Anthony H. Barash
             (incorporated by reference to Exhibit 10.14 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1995, File No. 1-8712 (the "1995
             10-K")).
 +10.8       Employment Agreement, dated as of November 1, 1998, by and between Bowater Incorporated and Jerry R. Gilmore
             (incorporated by reference to Exhibit 10.3 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending March 31, 1999, File No. 1-8712 (the "March 1999
             10-Q")).
 +10.9       Employment Agreement, dated as of August 1, 1998, by and
             between Bowater Incorporated and William G. Harvey
             (incorporated by reference to Exhibit 10.3 to the September
             1998 10-Q).
 +10.10      Employment Agreement, dated as of October 21, 1996, by and between Bowater Incorporated and Steven G. Lanzl
             (incorporated by reference to Exhibit 10.2 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1996, File No. 1-8712 (the "1996
             10-K")).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
 +10.11      Employment Agreement, dated as of November 1, 1995, by and between Bowater Incorporated and David G. Maffucci
             (incorporated by reference to Exhibit 10.12 to the 1995
             10-K).
 +10.12      Form of Employment Agreement by and between Bowater
             Incorporated and each of Robert A. Moran and Michael F.
             Nocito (incorporated by reference to Exhibit 10.4 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1993, File No. 1-8712).
 +10.13      Employment Agreement, dated as of July 24, 1998, by and
             between Bowater Incorporated and R. Donald Newman
             (incorporated by reference to Exhibit 10.4 to the March 1999
             10-Q).
 +10.14      Employment Agreement, dated as of May 21, 1997, by and
             between Bowater Incorporated and Wendy C. Shiba
             (incorporated by reference to Exhibit 10.1 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending June 30, 1997, File No. 1-8712).
 +10.15      Employment Agreement, dated as of March 15, 1999, by and
             between Bowater Incorporated and James T. Wright
             (incorporated by reference to Exhibit 10.1 to the March 1999
             10-Q).
 +10.16      Form of Amended and Restated Change in Control Agreement,
             executed as of June 9, 2000, by and between Bowater
             Incorporated and each of Anthony H. Barash, E. Patrick
             Duffy, Arthur D. Fuller, Jerry R. Gilmore, Richard K.
             Hamilton, William G. Harvey, Steven G. Lanzl, David G.
             Maffucci, Robert A. Moran, Arnold M. Nemirow, R. Donald
             Newman, Michael F. Nocito, Wendy C. Shiba, David J. Steuart
             and James T. Wright (incorporated by reference to Exhibit
             10.5 to Bowater Incorporated's Quarterly Report on Form 10-Q
             for the period ending September 30, 2000, File No. 1-8712
             (the "September 2000 10-Q")).
 +10.17      Compensatory Benefits Plan of Bowater Incorporated, as
             amended and restated effective February 26, 1999
             (incorporated by reference to Exhibit 10.6 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending June 30, 1999, File No. 1-8712 (the "June 1999
             10-Q")).
 +10.18*     Outside Director Elective Stock Option Plan, dated as of
             March 2, 2001.
 +10.19      Deferred Compensation Plan for Outside Directors of Bowater
             Incorporated, as amended and restated effective January 1,
             1997 (incorporated by reference to Exhibit 10.18.1 to the
             1996 10-K).
 +10.20      Retirement Plan for Outside Directors of Bowater
             Incorporated, amended and restated as of February 26, 1999
             (incorporated by reference to Exhibit 10.7 to the June 1999
             10-Q).
 +10.20.1    First Amendment to the Bowater Incorporated Retirement Plan
             for Outside Directors, executed on September 13, 2000
             (incorporated by reference to Exhibit 10.6 to the September
             2000 10-Q).
 +10.21      Supplemental Benefit Plan for Designated Employees of
             Bowater Incorporated and Affiliated Companies, as amended
             and restated effective February 26, 1999 (incorporated by
             reference to Exhibit 10.8 to the June 1999 10-Q).
 +10.21.1    First Amendment to the Supplemental Benefit Plan for
             Designated Employees of Bowater Incorporated and Affiliated
             Companies, as amended and restated effective February 26,
             1999 (incorporated by reference to Exhibit 10.1 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending March 31, 2000, File No. 1-8712 (the "March 2000 10-
             Q")).
 +10.22      Equity Participation Rights Plan of Bowater Incorporated,
             amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.9 to the June 1999 10-Q).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
 +10.22.1    First Amendment to Equity Participation Rights Plan of
             Bowater Incorporated, dated as of November 22, 1999
             (incorporated by reference to Exhibit 10.32.1 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1999, File No. 1-8712 (the "1999
             10-K")).
 +10.23      1988 Stock Incentive Plan of Bowater Incorporated
             (incorporated by reference to Bowater Incorporated's Proxy
             Statement for 1988, File No. 1-8712).
 +10.23.1    Amendment to 1988 Stock Incentive Plan of Bowater
             Incorporated, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to Bowater Incorporated's Annual
             Report on Form 10-K for the period ending December 31, 1989,
             File No. 1-8712).
 +10.23.2    Second Amendment, effective April 15, 1998, to the 1988
             Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.32.2 to Bowater Incorporated's
             Annual Report on Form 10-K for the period ending December
             31, 1998, File No. 1-8712 (the "1998 10-K")).
 +10.23.3    Third Amendment, effective February 26, 1999, to the 1988
             Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.10 to the June 1999 10-Q).
 +10.24      Amended and Restated Benefit Plan Grantor Trust of Bowater
             Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated's
             Quarterly Report on Form 10-Q for the period ending June 30,
             1998, File No. 1-8712 (the "June 1998 10-Q")).
 +10.24.1    First Amendment, effective February 26, 1999, to the Amended and Restated Benefit Plan Grantor Trust of Bowater
             Incorporated (incorporated by reference to Exhibit 10.11 to the June 1999 10-Q).
 +10.25      Amended and Restated Executive Severance Grantor Trust of
             Bowater Incorporated, effective as of April 15, 1998
             (incorporated by reference to Exhibit 10.3 to the June 1998
             10-Q).
 +10.25.1    First Amendment, effective February 26, 1999, to the Amended and Restated Executive Severance Grantor Trust of Bowater
             Incorporated (incorporated by reference to Exhibit 10.12 to the June 1999 10-Q).
 +10.26      Amended and Restated Outside Directors Benefit Plan Grantor
             Trust of Bowater Incorporated, effective as of April 15,
             1998 (incorporated by reference to Exhibit 10.2 to the June
             1998 10-Q).
 +10.26.1    First Amendment, effective February 26, 1999, to the Amended and Restated Outside Directors Benefit Plan Grantor Trust of
             Bowater Incorporated (incorporated by reference to Exhibit
             10.13 to the June 1999 10-Q).
 +10.27      Benefits Equalization Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by
             reference to Exhibit 10.14 to the June 1999 10-Q).
 +10.28      1992 Stock Incentive Plan (incorporated by reference to
             Exhibit 10.23 to the (incorporated by reference to Exhibit
             10.8 to Bowater Incorporated's Annual Report on Form 10-K
             for the period ending December 31, 1991, File No. 1-8712).
 +10.28.1    First Amendment, effective April 15, 1998, to the 1992 Stock
             Incentive Plan (incorporated by reference to Exhibit 10.37.1 to the 1998 10-K).
 +10.28.2    Second Amendment, effective February 26, 1999, to the 1992
             Stock Incentive Plan (incorporated by reference to Exhibit
             10.15 to the June 1999 10-Q).
 +10.29      Bowater Incorporated 1997 Stock Option Plan, effective as of
             January 1, 1997, as amended and restated (incorporated by
             reference to Exhibit 10.31 to the 1996 10-K).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
 +10.29.1    First Amendment, effective April 15, 1998, to the Bowater
             Incorporated 1997 Stock Option Plan, effective as of January
             1, 1997, as amended and restated (incorporated by reference to Exhibit 10.38.1 to the 1998 10-K).
 +10.29.2    Second Amendment, effective February 26, 1999, to the
             Bowater Incorporated 1997 Stock Option Plan, as amended and restated January 1, 1997 (incorporated by reference to
             Exhibit 10.16 to the June 1999 10-Q).
 +10.30      Bowater Incorporated 2000 Stock Option Plan, effective as of
             January 1, 2000 (incorporated by reference to Exhibit 10.40 to the 1999 10-K).
 +10.31      Senior Executive Retirement Plan of Bowater Incorporated's
             subsidiary, Bowater Pulp and Paper Canada Inc. (formerly
             Avenor Inc.), effective as of November 28, 1997
             (incorporated by reference to Exhibit 10.40 to the 1998
             10-K).
 +10.32      Bowater Incorporated Annual Incentive Plan, as amended and restated effective as of January 1, 1999 (incorporated by
             reference to Exhibit 10.2 to the March 2000 10-Q).
 +10.33      Bowater Incorporated 2000-2002 Long-Term Incentive Plan,
             effective as of January 1, 2000 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated's Quarterly Report
             on Form 10-Q for the period ending June 30, 2000, File No.
             1-8712).
  10.34      Licensing Agreement, dated as of December 30, 1976, as
             amended, between Bowater Incorporated and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to Bowater
             Incorporated's Registration Statement No. 2-90172).
  10.35      Trademark Agreement, dated May 8, 1984, between Bowater
             Incorporated and Bowater Corporation plc (incorporated by
             reference to Exhibit 10.17 to Bowater Incorporated's
             Registration Statement No. 2-90172).
  10.36      World-Wide Trademark Ownership, Use and Assignment
             Agreement, effective as of June 30, 1997, by and between
             Bowater Incorporated and Rexam plc (formerly Bowater plc)
             (incorporated by reference to Exhibit 10.40 to the 1997
             10-K).
  10.37      364-Day Credit Agreement dated as of June 24, 1998, among
             Bowater, The Chase Manhattan Bank, as Administrative Agent,
             and the lenders signatory thereto (incorporated by reference to Exhibit 1.1 to the Schedule 13D filed on August 3, 1998, by Bowater Incorporated, Bowater Canadian Holdings
             Incorporated and Bowater Canada Inc. with respect to the
             common shares of Avenor Inc. (the "Schedule 13D")).
  10.37.1    Amended and Restated 364-Day Credit Agreement, dated as of
             June 23, 1999, amending and restating the 364-Day Credit
             Agreement, dated as of June 24, 1998, between Bowater
             Incorporated, The Chase Manhattan Bank, as Administrative
             Agent, and the lenders signatory thereto (incorporated by
             reference to Exhibit 10.1 to the June 1999 10-Q).
10.37.1.1    Amendment No. 1, dated as of April 10, 2000, to the Amended and Restated 364-Day Credit Agreement dated as of June 23,
             1999, between Bowater Incorporated, The Chase Manhattan
             Bank, as Administrative agent, and the lenders signatory
             thereto (incorporated by reference to Exhibit 10.2 to the
             September 2000 10-Q).
  10.37.2    Second Amended and Restated 364-Day Credit Agreement dated as of June 21, 2000 (the "Second Amended and Restated
             364-Day Credit Agreement"), to the Amended and Restated
             364-Day Credit Agreement dated as of June 23, 1999, amending and restating the 364-Day Credit Agreement, dated as of June
             24, 1998, between Bowater Incorporated, The Chase Manhattan
             Bank, as Administrative Agent, and the lenders signatory
             thereto (incorporated by reference to Exhibit 10.3 to the
             September 2000 10-Q).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
10.37.2.1    Amendment No. 1 dated as of July 31, 2000, to the Second
             Amended and Restated 364-Day Credit Agreement, between
             Bowater Incorporated, The Chase Manhattan Bank, as
             Administrative Agent, and the lenders signatory thereto
             (incorporated by reference to Exhibit 10.4 to the September
             2000 10-Q).
  10.38      Five Year Credit Agreement, dated as of June 24, 1998, among
             Bowater Incorporated, The Chase Manhattan Bank, as
             Administrative Agent, and the lenders signatory thereto
             (incorporated by reference to Exhibit 1.2 to the Schedule
             13D).
  10.38.1    Amendment No. 1, dated as of June 23, 1999, to the Five-Year
             Credit Agreement, dated as of June 24, 1998, between Bowater
             Incorporated, The Chase Manhattan Bank, as Administrative
             Agent, and the lenders signatory thereto (incorporated by
             reference to Exhibit 10.2 to the June 1999 10-Q).
  10.38.2    Amendment No. 2, dated as of April 10, 2000, to the
             Five-Year Credit Agreement, dated as of June 24, 1998,
             between Bowater Incorporated, The Chase Manhattan Bank, as
             Administrative Agent, and the lenders signatory thereto
             (incorporated by reference to Exhibit 10.1 to the September
             2000 10-Q).
  10.39      Support Agreement, dated as of July 24, 1998, between
             Bowater Incorporated, Bowater Canadian Holdings Incorporated
             and Bowater Canada Inc. (incorporated by reference to Annex
             G of the Joint Management Information Circular and Proxy
             Statement filed on June 18, 1998, on Schedule 14A for
             Bowater Incorporated, File No. 1-8712 (the "Schedule 14A")).
  10.40      Voting and Exchange Trust Agreement, dated as of July 24,
             1998, between Bowater Incorporated, Bowater Canadian
             Holdings Incorporated, Bowater Canada Inc. and Montreal
             Trust Company of Canada (incorporated by reference to Annex
             F of the Schedule 14A).
  10.41      Stock Purchase Agreement, dated as of May 18, 1999, by and between Inexcon Maine, Inc. and Bowater Incorporated
             (incorporated by reference to Exhibit 2.1 to Bowater
             Incorporated's Current Report on Form 8-K filed on September
             1, 1999, File No. 1-8712 (the "September 1999 8-K")).
  10.41.1    Amendment No. 1, dated August 17, 1999, to the Stock
             Purchase Agreement, dated May 18, 1999, between Inexcon
             Maine, Inc. and Bowater Incorporated (incorporated by
             reference to Exhibit 2.1.1 to the September 1999 8-K).
  13.1*      Copy of Bowater Incorporated's 2000 Annual Report to
             Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed).
  21.1*      Subsidiaries of the registrant.
  23.1*      Consent of Independent Auditors.

---------------

     * Filed with this Form 10-K.

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

                                          BOWATER INCORPORATED

                                          By:     /s/ ARNOLD M. NEMIROW
                                            ------------------------------------
                                                     Arnold M. Nemirow
                                                  Chairman, President and
                                                  Chief Executive Officer

Date: March 22, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bowater and in the capacities indicated, as of March 22, 2001.

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

               /s/ FRANCIS J. AGUILAR                  Director
-----------------------------------------------------
                 Francis J. Aguilar

                 /s/ H. DAVID AYCOCK                   Director
-----------------------------------------------------
                   H. David Aycock

                  /s/ RICHARD BARTH                    Director
-----------------------------------------------------
                    Richard Barth

                /s/ KENNETH M. CURTIS                  Director
-----------------------------------------------------
                  Kenneth M. Curtis

                /s/ CINDA A. HALLMAN                   Director
-----------------------------------------------------
                  Cinda A. Hallman

                /s/ CHARLES J. HOWARD                  Director
-----------------------------------------------------
                  Charles J. Howard

                  /s/ JAMES L. PATE                    Director
-----------------------------------------------------
                    James L. Pate

                  /s/ JOHN A. ROLLS                    Director
-----------------------------------------------------
                    John A. Rolls

                /s/ ARTHUR R. SAWCHUK                  Director
-----------------------------------------------------
                  Arthur R. Sawchuk

                              BOWATER INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                               BALANCE
                                                 AT       CHARGED TO
                                              BEGINNING    COST AND                             BALANCE AT
(IN MILLIONS)                                  OF YEAR     EXPENSES    ADDITIONS   DEDUCTIONS   END OF YEAR
-------------                                 ---------   ----------   ---------   ----------   -----------
Year ended December 31, 2000
  Allowance for doubtful accounts...........    $2.5        $ 1.8         $--        $(2.5)        $1.8
                                                ====        =====         ===        =====         ====
Year ended December 31, 1999
  Allowance for doubtful accounts...........    $3.8        $(1.3)*       $--        $  --         $2.5
                                                ====        =====         ===        =====         ====
Year ended December 31, 1998
  Allowance for doubtful accounts...........    $3.7        $ 0.6         $--        $(0.5)        $3.8
                                                ====        =====         ===        =====         ====

---------------

* Due primarily to the sale of Great Northern Paper, Inc.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bowater Incorporated

     Under date of February 16, 2001, we reported on the consolidated balance sheet of Bowater Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, capital accounts, and cash flows for each of the years in the three-year period ended December 31, 2000, as incorporated by reference in the Annual Report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Greenville, South Carolina
February 16, 2001

                                 EXHIBIT INDEX

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
   3.1       Restated Certificate of Incorporation of Bowater
             Incorporated, as amended (incorporated by reference to
             Exhibit 4.2 to Bowater Incorporated's Registration Statement
             No. 33-51569).
   3.2       Certificate of Designations of the 7% PRIDES, Series B
             Convertible Preferred Stock of Bowater Incorporated
             (incorporated by reference to Exhibit 4.1 to Bowater
             Incorporated's Current Report on Form 8-K dated February 1,
             1994, File No. 1-8712 (the "February 1994 8-K")).
   3.3       Certificate of Designations of the 8.40% Series C Cumulative
             Preferred Stock of Bowater Incorporated (incorporated by
             reference to Exhibit 4.2 to the February 1994 8-K).
   3.4       Certificate of Designation of the special voting stock of
             Bowater Incorporated (incorporated by reference to Exhibit
             4.11 to Amendment No. 1 to Bowater Incorporated's
             Registration Statement No. 333-57839 ("Amendment No. 1 to
             the Registration Statement")).
   3.5       Bylaws of Bowater Incorporated amended and restated as of
             May 20, 1998 (incorporated by reference to Exhibit 4.12 to
             Amendment No. 1 to the Registration Statement).
   4.1       Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other
             instruments with respect to long-term debt not being
             registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated
             basis (incorporated by reference to Exhibit 4.3 to Bowater
             Incorporated's Registration Statement No. 2-93455).
   4.2       See Exhibits 3.1, 3.4 and 3.5.
 +10.1       Employment Agreement, dated as of July 20, 1994, by and
             between Bowater Incorporated and Arnold M. Nemirow
             (incorporated by reference to Exhibit 10.3 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1994, File No. 1-8712).
 +10.2       Employment Agreement, dated as of August 1, 1997, by and
             between Bowater Incorporated and Arthur D. Fuller
             (incorporated by reference to Exhibit 10.1 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending September 30, 1997, File No. 1-8712).
 +10.3       Employment Agreement, dated as of April 1, 1995, by and
             between Bowater Incorporated and E. Patrick Duffy
             (incorporated by reference to Exhibit 10.4 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending March 31, 1995, File No. 1-8712).
 +10.4       Employment Agreement, dated as of August 1, 1997, by and
             between Bowater Incorporated and Richard K. Hamilton
             (incorporated by reference to Exhibit 10.16 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1997, File No. 1-8712 (the "1997
             10-K")).
 +10.5       Employment Agreement, dated as of July 24, 1998, by and
             between Bowater Incorporated and David J. Steuart
             (incorporated by reference to Exhibit 10.5 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending September 30, 1998 (the "September 1998 10-Q")).
 +10.6*      Agreement, dated as of July 24, 1998, between David J.
             Steuart and Bowater Incorporated.
 +10.7       Employment Agreement, dated as of April 1, 1996, by and
             between Bowater Incorporated and Anthony H. Barash
             (incorporated by reference to Exhibit 10.14 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1995, File No. 1-8712 (the "1995
             10-K")).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
 +10.8       Employment Agreement, dated as of November 1, 1998, by and between Bowater Incorporated and Jerry R. Gilmore
             (incorporated by reference to Exhibit 10.3 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending March 31, 1999, File No. 1-8712 (the "March 1999
             10-Q")).
 +10.9       Employment Agreement, dated as of August 1, 1998, by and
             between Bowater Incorporated and William G. Harvey
             (incorporated by reference to Exhibit 10.3 to the September
             1998 10-Q).
 +10.10      Employment Agreement, dated as of October 21, 1996, by and between Bowater Incorporated and Steven G. Lanzl
             (incorporated by reference to Exhibit 10.2 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1996, File No. 1-8712 (the "1996
             10-K")).
 +10.11      Employment Agreement, dated as of November 1, 1995, by and between Bowater Incorporated and David G. Maffucci
             (incorporated by reference to Exhibit 10.12 to the 1995
             10-K).
 +10.12      Form of Employment Agreement by and between Bowater
             Incorporated and each of Robert A. Moran and Michael F.
             Nocito (incorporated by reference to Exhibit 10.4 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1993, File No. 1-8712).
 +10.13      Employment Agreement, dated as of July 24, 1998, by and
             between Bowater Incorporated and R. Donald Newman
             (incorporated by reference to Exhibit 10.4 to the March 1999
             10-Q).
 +10.14      Employment Agreement, dated as of May 21, 1997, by and
             between Bowater Incorporated and Wendy C. Shiba
             (incorporated by reference to Exhibit 10.1 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending June 30, 1997, File No. 1-8712).
 +10.15      Employment Agreement, dated as of March 15, 1999, by and
             between Bowater Incorporated and James T. Wright
             (incorporated by reference to Exhibit 10.1 to the March 1999
             10-Q).
 +10.16      Form of Amended and Restated Change in Control Agreement,
             executed as of June 9, 2000, by and between Bowater
             Incorporated and each of Anthony H. Barash, E. Patrick
             Duffy, Arthur D. Fuller, Jerry R. Gilmore, Richard K.
             Hamilton, William G. Harvey, Steven G. Lanzl, David G.
             Maffucci, Robert A. Moran, Arnold M. Nemirow, R. Donald
             Newman, Michael F. Nocito, Wendy C. Shiba, David J. Steuart
             and James T. Wright (incorporated by reference to Exhibit
             10.5 to Bowater Incorporated's Quarterly Report on Form 10-Q
             for the period ending September 30, 2000, File No. 1-8712
             (the "September 2000 10-Q")).
 +10.17      Compensatory Benefits Plan of Bowater Incorporated, as
             amended and restated effective February 26, 1999
             (incorporated by reference to Exhibit 10.6 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending June 30, 1999, File No. 1-8712 (the "June 1999
             10-Q")).
 +10.18*     Outside Director Elective Stock Option Plan, dated as of
             March 2, 2001.
 +10.19      Deferred Compensation Plan for Outside Directors of Bowater
             Incorporated, as amended and restated effective January 1,
             1997 (incorporated by reference to Exhibit 10.18.1 to the
             1996 10-K).
 +10.20      Retirement Plan for Outside Directors of Bowater
             Incorporated, amended and restated as of February 26, 1999
             (incorporated by reference to Exhibit 10.7 to the June 1999
             10-Q).
 +10.20.1    First Amendment to the Bowater Incorporated Retirement Plan
             for Outside Directors, executed on September 13, 2000
             (incorporated by reference to Exhibit 10.6 to the September
             2000 10-Q).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
 +10.21      Supplemental Benefit Plan for Designated Employees of
             Bowater Incorporated and Affiliated Companies, as amended
             and restated effective February 26, 1999 (incorporated by
             reference to Exhibit 10.8 to the June 1999 10-Q).
 +10.21.1    First Amendment to the Supplemental Benefit Plan for
             Designated Employees of Bowater Incorporated and Affiliated
             Companies, as amended and restated effective February 26,
             1999 (incorporated by reference to Exhibit 10.1 to Bowater
             Incorporated's Quarterly Report on Form 10-Q for the period ending March 31, 2000, File No. 1-8712 (the "March 2000 10-
             Q")).
 +10.22      Equity Participation Rights Plan of Bowater Incorporated,
             amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.9 to the June 1999 10-Q).
 +10.22.1    First Amendment to Equity Participation Rights Plan of
             Bowater Incorporated, dated as of November 22, 1999
             (incorporated by reference to Exhibit 10.32.1 to Bowater
             Incorporated's Annual Report on Form 10-K for the period
             ending December 31, 1999, File No. 1-8712 (the "1999
             10-K")).
 +10.23      1988 Stock Incentive Plan of Bowater Incorporated
             (incorporated by reference to Bowater Incorporated's Proxy
             Statement for 1988, File No. 1-8712).
 +10.23.1    Amendment to 1988 Stock Incentive Plan of Bowater
             Incorporated, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to Bowater Incorporated's Annual
             Report on Form 10-K for the period ending December 31, 1989,
             File No. 1-8712).
 +10.23.2    Second Amendment, effective April 15, 1998, to the 1988
             Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.32.2 to Bowater Incorporated's
             Annual Report on Form 10-K for the period ending December
             31, 1998, File No. 1-8712 (the "1998 10-K")).
 +10.23.3    Third Amendment, effective February 26, 1999, to the 1988
             Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.10 to the June 1999 10-Q).
 +10.24      Amended and Restated Benefit Plan Grantor Trust of Bowater
             Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated's
             Quarterly Report on Form 10-Q for the period ending June 30,
             1998, File No. 1-8712 (the "June 1998 10-Q")).
 +10.24.1    First Amendment, effective February 26, 1999, to the Amended and Restated Benefit Plan Grantor Trust of Bowater
             Incorporated (incorporated by reference to Exhibit 10.11 to the June 1999 10-Q).
 +10.25      Amended and Restated Executive Severance Grantor Trust of
             Bowater Incorporated, effective as of April 15, 1998
             (incorporated by reference to Exhibit 10.3 to the June 1998
             10-Q).
 +10.25.1    First Amendment, effective February 26, 1999, to the Amended and Restated Executive Severance Grantor Trust of Bowater
             Incorporated (incorporated by reference to Exhibit 10.12 to the June 1999 10-Q).
 +10.26      Amended and Restated Outside Directors Benefit Plan Grantor
             Trust of Bowater Incorporated, effective as of April 15,
             1998 (incorporated by reference to Exhibit 10.2 to the June
             1998 10-Q).
 +10.26.1    First Amendment, effective February 26, 1999, to the Amended and Restated Outside Directors Benefit Plan Grantor Trust of
             Bowater Incorporated (incorporated by reference to Exhibit
             10.13 to the June 1999 10-Q).
 +10.27      Benefits Equalization Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by
             reference to Exhibit 10.14 to the June 1999 10-Q).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
 +10.28      1992 Stock Incentive Plan (incorporated by reference to
             Exhibit 10.23 to the (incorporated by reference to Exhibit
             10.8 to Bowater Incorporated's Annual Report on Form 10-K
             for the period ending December 31, 1991, File No. 1-8712).
 +10.28.1    First Amendment, effective April 15, 1998, to the 1992 Stock
             Incentive Plan (incorporated by reference to Exhibit 10.37.1 to the 1998 10-K).
 +10.28.2    Second Amendment, effective February 26, 1999, to the 1992
             Stock Incentive Plan (incorporated by reference to Exhibit
             10.15 to the June 1999 10-Q).
 +10.29      Bowater Incorporated 1997 Stock Option Plan, effective as of
             January 1, 1997, as amended and restated (incorporated by
             reference to Exhibit 10.31 to the 1996 10-K).
 +10.29.1    First Amendment, effective April 15, 1998, to the Bowater
             Incorporated 1997 Stock Option Plan, effective as of January
             1, 1997, as amended and restated (incorporated by reference to Exhibit 10.38.1 to the 1998 10-K).
 +10.29.2    Second Amendment, effective February 26, 1999, to the
             Bowater Incorporated 1997 Stock Option Plan, as amended and restated January 1, 1997 (incorporated by reference to
             Exhibit 10.16 to the June 1999 10-Q).
 +10.30      Bowater Incorporated 2000 Stock Option Plan, effective as of
             January 1, 2000 (incorporated by reference to Exhibit 10.40 to the 1999 10-K).
 +10.31      Senior Executive Retirement Plan of Bowater Incorporated's
             subsidiary, Bowater Pulp and Paper Canada Inc. (formerly
             Avenor Inc.), effective as of November 28, 1997
             (incorporated by reference to Exhibit 10.40 to the 1998
             10-K).
 +10.32      Bowater Incorporated Annual Incentive Plan, as amended and restated effective as of January 1, 1999 (incorporated by
             reference to Exhibit 10.2 to the March 2000 10-Q).
 +10.33      Bowater Incorporated 2000-2002 Long-Term Incentive Plan,
             effective as of January 1, 2000 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated's Quarterly Report
             on Form 10-Q for the period ending June 30, 2000, File No.
             1-8712).
  10.34      Licensing Agreement, dated as of December 30, 1976, as
             amended, between Bowater Incorporated and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to Bowater
             Incorporated's Registration Statement No. 2-90172).
  10.35      Trademark Agreement, dated May 8, 1984, between Bowater
             Incorporated and Bowater Corporation plc (incorporated by
             reference to Exhibit 10.17 to Bowater Incorporated's
             Registration Statement No. 2-90172).
  10.36      World-Wide Trademark Ownership, Use and Assignment
             Agreement, effective as of June 30, 1997, by and between
             Bowater Incorporated and Rexam plc (formerly Bowater plc)
             (incorporated by reference to Exhibit 10.40 to the 1997
             10-K).
  10.37      364-Day Credit Agreement dated as of June 24, 1998, among
             Bowater, The Chase Manhattan Bank, as Administrative Agent,
             and the lenders signatory thereto (incorporated by reference to Exhibit 1.1 to the Schedule 13D filed on August 3, 1998, by Bowater Incorporated, Bowater Canadian Holdings
             Incorporated and Bowater Canada Inc. with respect to the
             common shares of Avenor Inc. (the "Schedule 13D")).
  10.37.1    Amended and Restated 364-Day Credit Agreement, dated as of
             June 23, 1999, amending and restating the 364-Day Credit
             Agreement, dated as of June 24, 1998, between Bowater
             Incorporated, The Chase Manhattan Bank, as Administrative
             Agent, and the lenders signatory thereto (incorporated by
             reference to Exhibit 10.1 to the June 1999 10-Q).
10.37.1.1    Amendment No. 1, dated as of April 10, 2000, to the Amended and Restated 364-Day Credit Agreement dated as of June 23,
             1999, between Bowater Incorporated, The Chase Manhattan
             Bank, as Administrative agent, and the lenders signatory
             thereto (incorporated by reference to Exhibit 10.2 to the
             September 2000 10-Q).

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------
  10.37.2    Second Amended and Restated 364-Day Credit Agreement dated as of June 21, 2000 (the "Second Amended and Restated
             364-Day Credit Agreement"), to the Amended and Restated
             364-Day Credit Agreement dated as of June 23, 1999, amending and restating the 364-Day Credit Agreement, dated as of June
             24, 1998, between Bowater Incorporated, The Chase Manhattan
             Bank, as Administrative Agent, and the lenders signatory
             thereto (incorporated by reference to Exhibit 10.3 to the
             September 2000 10-Q).
10.37.2.1    Amendment No. 1 dated as of July 31, 2000, to the Second
             Amended and Restated 364-Day Credit Agreement, between
             Bowater Incorporated, The Chase Manhattan Bank, as
             Administrative Agent, and the lenders signatory thereto
             (incorporated by reference to Exhibit 10.4 to the September
             2000 10-Q).
  10.38      Five Year Credit Agreement, dated as of June 24, 1998, among
             Bowater Incorporated, The Chase Manhattan Bank, as
             Administrative Agent, and the lenders signatory thereto
             (incorporated by reference to Exhibit 1.2 to the Schedule
             13D).
  10.38.1    Amendment No. 1, dated as of June 23, 1999, to the Five-Year
             Credit Agreement, dated as of June 24, 1998, between Bowater
             Incorporated, The Chase Manhattan Bank, as Administrative
             Agent, and the lenders signatory thereto (incorporated by
             reference to Exhibit 10.2 to the June 1999 10-Q).
  10.38.2    Amendment No. 2, dated as of April 10, 2000, to the
             Five-Year Credit Agreement, dated as of June 24, 1998,
             between Bowater Incorporated, The Chase Manhattan Bank, as
             Administrative Agent, and the lenders signatory thereto
             (incorporated by reference to Exhibit 10.1 to the September
             2000 10-Q).
  10.39      Support Agreement, dated as of July 24, 1998, between
             Bowater Incorporated, Bowater Canadian Holdings Incorporated
             and Bowater Canada Inc. (incorporated by reference to Annex
             G of the Joint Management Information Circular and Proxy
             Statement filed on June 18, 1998, on Schedule 14A for
             Bowater Incorporated, File No. 1-8712 (the "Schedule 14A")).
  10.40      Voting and Exchange Trust Agreement, dated as of July 24,
             1998, between Bowater Incorporated, Bowater Canadian
             Holdings Incorporated, Bowater Canada Inc. and Montreal
             Trust Company of Canada (incorporated by reference to Annex
             F of the Schedule 14A).
  10.41      Stock Purchase Agreement, dated as of May 18, 1999, by and between Inexcon Maine, Inc. and Bowater Incorporated
             (incorporated by reference to Exhibit 2.1 to Bowater
             Incorporated's Current Report on Form 8-K filed on September
             1, 1999, File No. 1-8712 (the "September 1999 8-K")).
  10.41.1    Amendment No. 1, dated August 17, 1999, to the Stock
             Purchase Agreement, dated May 18, 1999, between Inexcon
             Maine, Inc. and Bowater Incorporated (incorporated by
             reference to Exhibit 2.1.1 to the September 1999 8-K).
  13.1*      Copy of Bowater Incorporated's 2000 Annual Report to
             Stockholders (except for those portions that are expressly incorporated by reference in this Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed).
  21.1*      Subsidiaries of the registrant.
  23.1*      Consent of Independent Auditors.

---------------

     * Filed with this Form 10-K.

     + This is a management contract or compensatory plan or arrangement.