Form 10-Q
period 2001-03-31
BOWATER INC
filed 2001-05-14
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2001
                               --------------
                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number              1-8712

                              BOWATER INCORPORATED
                              ---------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding (and held by non-affiliates) of each of the issuer's classes of common stock, as of May 9, 2001.

                      Class                         Outstanding at May 9, 2001
                      -----                         --------------------------

            Common Stock, $1.00 Par Value                 50,380,514 Shares

                              BOWATER INCORPORATED

                                    I N D E X


                                                                           Page
                                                                          Number
                                                                          ------

PART I   FINANCIAL INFORMATION

       1.  Financial Statements:

                Consolidated Balance Sheet at March 31, 2001,
                and December 31, 2000                                      3

                Consolidated Statement of Operations for the Three
                Months Ended March 31, 2001, and
                March 31, 2000                                             4

                Consolidated Statement of Capital Accounts
                for the Three Months Ended March 31, 2001                  5

                Consolidated Statement of Cash Flows for the
                Three Months Ended March 31, 2001, and
                March 31, 2000                                             6

                Notes to Consolidated Financial Statements                7-11

       2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 12-16

       3.  Quantitative and Qualitative Disclosures About Market Risk     16


PART II   OTHER INFORMATION

Exhibits and Reports on Form 8-K                                          17


SIGNATURES                                                                18

                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)



                                                                               March 31,           December 31,
                                                                                  2001                 2000
                                                                            -----------------    -----------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                                           $ 15.5               $ 20.0
  Marketable securities                                                                  0.4                  0.4
  Accounts receivable, net                                                             314.7                380.8
  Inventories                                                                          177.7                161.9
  Other current assets                                                                  37.5                 52.5
                                                                            -----------------    -----------------
    Total current assets                                                               545.8                615.6
                                                                            -----------------    -----------------

Timber and timberlands                                                                 261.5                265.2
Fixed assets, net                                                                    2,970.8              2,981.1
Notes receivable                                                                       147.0                147.1
Goodwill                                                                               860.8                866.8
Other assets                                                                           128.1                128.3
                                                                            -----------------    -----------------
                                                                                   $ 4,914.0            $ 5,004.1
                                                                            =================    =================
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                                             $ 142.7              $ 141.4
  Short-term bank debt                                                                 452.4                485.0
  Accounts payable and accrued liabilities                                             253.7                314.7
  Dividends payable                                                                     10.3                 10.3
                                                                            -----------------    -----------------
    Total current liabilities                                                          859.1                951.4
                                                                            -----------------    -----------------

Long-term debt, net of current installments                                          1,296.4              1,304.7
Other long-term liabilities                                                            325.5                319.2
Deferred income taxes                                                                  504.3                508.1
Minority interests in subsidiaries                                                     121.6                123.6

Commitments and contingencies                                                              -                    -

Shareholders' equity:
   Common stock                                                                         62.0                 61.9
   Exchangeable shares                                                                  59.6                 63.5
   Additional paid-in capital                                                        1,371.7              1,367.1
   Retained earnings                                                                   837.1                809.6
   Accumulated other comprehensive income (loss)                                       (36.3)               (18.0)
   Treasury stock, at cost                                                            (487.0)              (487.0)
                                                                            -----------------    -----------------
    Total shareholders' equity                                                       1,807.1              1,797.1
                                                                            -----------------    -----------------
                                                                                   $ 4,914.0            $ 5,004.1
                                                                            =================    =================

          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         (UNAUDITED, IN MILLIONS OF US DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                                  Three Months Ended
                                                                      --------------------------------------
                                                                         March 31,            March 31,
                                                                            2001                2000
                                                                      -----------------   ------------------
Sales                                                                          $ 604.9              $ 562.9
Cost of sales                                                                    376.0                361.4
Depreciation and amortization                                                     76.8                 71.8
Distribution costs                                                                39.9                 42.4
Selling and administrative expense                                                16.8                 32.8
Net gain (loss) on sale of assets                                                 (5.8)                 3.2
                                                                      -----------------   ------------------
    Operating income                                                              89.6                 57.7

Other expense (income):
  Interest income                                                                 (3.6)                (3.7)
  Interest expense, net of capitalized interest                                   35.2                 31.8
  Other, net                                                                      (4.6)                 1.0
                                                                      -----------------   ------------------
                                                                                  27.0                 29.1
                                                                      -----------------   ------------------

Income before income taxes and minority interests                                 62.6                 28.6

Provision for income tax expense                                                  20.4                 12.1
Minority interests in net income (loss) of subsidiaries                            4.5                 (0.7)
                                                                      -----------------   ------------------

Net income                                                                        37.7                 17.2

Other comprehensive income (loss):
  Foreign currency translation adjustments                                        (2.3)                   -
  Unrealized gain (loss) on hedged transactions, net of taxes                    (15.8)                   -
  Minimum pension liability adjustments, net of taxes                             (0.2)                   -
                                                                      -----------------   ------------------

Comprehensive income                                                            $ 19.4               $ 17.2
                                                                      =================   ==================

Basic earnings per common share*:                                                $ 0.73               $ 0.32
                                                                      =================   ==================

Diluted earnings per common share*:                                              $ 0.72               $ 0.32
                                                                      =================   ==================

* Basic and diluted earnings per share are based on net income and do not include any impact from "Other comprehensive income (loss)." See Footnote 8.


          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
         (UNAUDITED, IN MILLIONS OF US DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                                                    Accumulated
                                                                         Additional                    Other
                                              Common     Exchangeable      Paid-in      Retained   Comprehensive    Treasury
                                               Stock        Shares         Capital      Earnings   Income (Loss)      Stock
                                              -------    ------------    ----------     --------   -------------    --------
  Balance at December 31, 2000                 $ 61.9       $ 63.5       $ 1,367.1       $ 809.6      $ (18.0)      $(487.0)

  Net income                                       -             -              -           37.7           -             -

  Retraction of exchangeable shares               0.1         (3.9)            3.8            -            -             -

  Dividends ($0.20 per share)                      -             -              -          (10.2)          -             -

  Stock options exercised                          -             -             0.2            -            -             -

  Tax benefit on exercise of stock options         -             -             0.1            -            -             -

  Stock option compensation                        -             -             0.5            -            -             -

  Pension plan additional minimum liability        -             -              -             -          (0.2)           -


  Unrealized gain (loss) on hedged
       transactions                                -             -              -             -         (15.8)           -

  Foreign currency translation adjustment          -             -              -             -          (2.3)           -
                                              -------    ------------    ----------     --------   -------------    --------

  Balance at March 31, 2001                    $ 62.0       $ 59.6        $ 1,371.7      $ 837.1      $ (36.3)      $(487.0)
                                              =======    ============    ==========     ========   =============    ========

          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)

                                                                                                   Three Months Ended
                                                                                          -----------------------------------
                                                                                            March 31,            March 31,
                                                                                              2001                 2000
                                                                                          --------------       --------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                                                       $ 37.7               $ 17.2
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                                                      76.8                 71.8
Deferred income taxes                                                                              (2.1)                 7.6
Minority interests in net income (loss) of subsidiaries                                             4.5                 (0.7)
Net loss (gain) on sale of assets                                                                   5.8                 (3.2)
Changes in working capital:
  Accounts receivable, net                                                                         66.1                (10.6)
  Inventories                                                                                     (15.8)                (9.6)
  Accounts payable and accrued liabilities                                                        (61.5)               (18.1)
  Income taxes payable                                                                              3.6                  5.7
Other, net                                                                                         (3.7)                 6.3
                                                                                          --------------       --------------
          Net cash from operating activities                                                      111.4                 66.4
                                                                                          --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in fixed assets, timber and timberlands                                             (68.3)               (58.3)
Disposition of fixed assets, timber and timberlands                                                   -                  5.2
Cash paid on maturity of economic hedging contracts                                                   -                 (5.6)
Cash invested in marketable securities                                                                -                (49.4)
Cash from maturity of marketable securities                                                           -                 51.1
                                                                                          --------------       --------------
          Net cash used for investing activities                                                  (68.3)               (57.0)
                                                                                          --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends, including minority interests                                                      (15.0)               (16.9)
Purchase of common stock                                                                              -                (20.7)
Short-term financing                                                                              163.1                108.4
Short-term financing repayments                                                                  (195.7)               (48.1)
Long-term financing                                                                                   -                  0.4
Purchases/payments of long-term debt                                                               (0.2)               (30.7)
Stock options exercised                                                                             0.2                  0.8
Other                                                                                                 -                  0.5
                                                                                          --------------       --------------
          Net cash used for financing activities                                                  (47.6)                (6.3)
                                                                                          --------------       --------------

Net increase (decrease) in cash and cash equivalents                                               (4.5)                 3.1

Cash and cash equivalents at beginning of year                                                     20.0                 24.7
                                                                                          --------------       --------------
Cash and cash equivalents at end of period                                                       $ 15.5               $ 27.8
                                                                                          ==============       ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, net of capitalized interest of $3.0 and $0.5                                         $ 35.2               $ 21.1
  Income taxes                                                                                   $  6.6               $    -

          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries as of March 31, 2001. The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2. In April 2001, Bowater reached a final settlement of certain matters regarding the sale of Great Northern Paper Inc. (GNP) to Inexcon Maine, Inc. (Inexcon). As a result, we recognized a charge of $3.6 million, after tax, or $.07 per diluted share.

     During the first quarter of 2000, we sold fixed assets resulting in a pre-tax gain of $3.2 million ($2.0 million, after tax), or $.04 per diluted share.

3. Restructuring and environmental liabilities were recorded in connection with the acquisition of Avenor Inc., the related closure of the Gold River pulp mill and the sale of the Dryden white paper mill. During the first quarter of 2001, we made payments against the reserves of $0.3 million and reduced the reserves by $0.5 million due to foreign exchange.

     As of March 31, 2001, the remaining accrual for the above items is $17.0 million. Of this remaining accrual, $3.6 million is included in "Accounts payable and accrued liabilities" and $13.4 million is included in "Other long-term liabilities" in the Consolidated Balance Sheet. As of March 31, 2001, the cash requirements related to these liabilities are expected to be $3.6 million during the balance of 2001 and $13.4 million related to environmental matters in 2002 and beyond.

4. During the first quarter of 2001, the Board of Directors of Calhoun Newsprint Company (CNC) declared a $9.6 million dividend. As a result, $4.7 million was paid to the minority shareholder. In the first quarter of 2000, the Board of Directors of CNC declared a dividend of $12.5 million, resulting in a payment of $6.1 million to the minority shareholder.

5. Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Our management believes that the ultimate disposition of these matters will not have a material adverse effect on our operations or our financial condition taken as a whole.

6. No stock purchases were made in the first quarter of 2001 under the stock repurchase program authorized in May 1999. Under this current program, Bowater purchased a total of 3.2 million shares of its common stock at a total cost of $155.5 million. During the first quarter of 2000, we purchased 432,500 shares of our common stock for $20.7 million under a stock repurchase program authorized in May 1999.

7. "Other, net" in the Consolidated Statement of Operations includes the following:

     -----------------------------------------------------------------------
                                                 THREE MONTHS ENDED
                                           ---------------------------------
                                             March 31,        March 31,
     (In millions)                             2001              2000
     -----------------------------------------------------------------------

     Foreign exchange (gain) loss              $ (4.8)          $ 0.5
     Miscellaneous items                          0.2             0.5
     -----------------------------------------------------------------------
                                               $ (4.6)          $ 1.0
     -----------------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   The calculation of basic and diluted earnings per share is as follows:

----------------------------------------------------------------------------
                                                 THREE MONTHS ENDED
                                          ----------------------------------
(In millions, except per share amounts)   March 31, 2001    March 31, 2000
----------------------------------------------------------------------------

Basic Computation:

Net income                                     $  37.7         $   17.2

                                          ----------------------------------
Basic income available to common
              shareholders                    $   37.7         $   17.2
                                          ----------------------------------

Basic weighted average shares
              outstanding                         51.6             53.3
                                          ----------------------------------

Basic earnings per common share                $  0.73       $     0.32
                                          ----------------------------------

----------------------------------------------------------------------------


----------------------------------------------------------------------------

                                                 THREE MONTHS ENDED
                                          ----------------------------------
(In millions, except per share amounts)   March 31, 2001    March 31, 2000
----------------------------------------------------------------------------

Diluted Computation:

Diluted income available to common
     shareholders                             $   37.7         $   17.2
                                          ----------------------------------

Basic weighted average shares
     outstanding                                  51.6             53.3

Effect of dilutive securities:
     Options                                       0.5              0.5
                                          ----------------------------------

Diluted weighted average shares
     outstanding                                  52.1             53.8
                                          ----------------------------------

Diluted earnings per common share             $   0.72          $   .32

                                          ----------------------------------

----------------------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Segment Information:

     Bowater has three reportable segments: the Newsprint Division, the Coated Paper Division and the Forest Products Division.

     * The Newsprint Division is responsible for the manufacturing operations of eight sites in the United States, Canada and South Korea. It is also responsible for the worldwide marketing of newsprint and uncoated groundwood specialties.

     * The Coated Paper Division is responsible for one manufacturing site that produces coated groundwood paper, newsprint, market pulp and uncoated groundwood specialties and operates a coating facility, both in the United States. This Division is responsible for the worldwide marketing and sales of coated groundwood paper.

     * The Forest Products Division operates three sawmills and manages 1.8 million acres of owned and leased timberlands in the United States and Canada, as well as 14.1 million acres of Crown-owned land in Canada on which we have cutting rights. This Division sells wood fiber to the Newsprint and Coated Paper Divisions, as well as markets and sells timber and lumber to third parties in North America.

     The Pulp Division has marketing and sales responsibility for all of our market pulp products; however, the financial results from these sales are included in both the Newsprint Division and the Coated Paper Division, depending upon which site manufactures the product. The Pulp Division's administrative expenses are included in "Corporate & other eliminations." Accordingly, no results are reported for this Division.

     The following tables summarize information about segment profit and loss and segment assets for the three months ended March 31, 2001 and 2000:

(Unaudited, in millions)

----------------------------------------------------------------------------------------------------------------------

                                                   Coated        Forest                     Corporate/
       THREE MONTHS ENDED           Newsprint       Paper       Products       Other          Other
         MARCH 31, 2001              Division      Division     Division       Items       Eliminations      Total
----------------------------------------------------------------------------------------------------------------------

Sales-including internal sales       $   454.5      $  138.7      $  94.5    $      -       $       -      $    687.7
Elimination of intersegment sales          -             -            -             -           (82.8)          (82.8)
----------------------------------------------------------------------------------------------------------------------
Sales - external customers               454.5         138.7         94.5           -           (82.8)          604.9
----------------------------------------------------------------------------------------------------------------------
Segment income (loss)                     76.2          21.1          0.8          (5.8)         (2.7)           89.6
----------------------------------------------------------------------------------------------------------------------
Total assets at 3/31/01             $  3,447.8      $  594.6     $  511.8    $      -        $  359.8       $ 4,914.0
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

                                                   Coated        Forest                     Corporate/
        THREE MONTHS ENDED           Newsprint      Paper       Products        Other          Other
          MARCH 31, 2000             Division      Division     Division        Items      Eliminations      Total
----------------------------------------------------------------------------------------------------------------------

Sales-including internal sales        $   402.8    $   133.8     $  119.6    $      -       $      -        $   656.2
Elimination of intersegment sales           -            -            -             -            (93.3)         (93.3)
----------------------------------------------------------------------------------------------------------------------
Sales - external customers                402.8        133.8        119.6           -            (93.3)         562.9
----------------------------------------------------------------------------------------------------------------------
Segment income (loss)                      38.6         25.0         13.1           3.2          (22.2)          57.7
----------------------------------------------------------------------------------------------------------------------
Total assets at 3/31/00                $3,095.5     $  498.4     $  514.0    $      -          $ 437.2       $4,545.1
----------------------------------------------------------------------------------------------------------------------

     In April 2001, Bowater reached a final settlement in connection with the sale of GNP to Inexcon. As a result, we recognized a $5.8 million pre-tax charge in the first quarter of 2001. For the first quarter of 2000, the other item relates to a pre-tax gain on sale of fixed assets of $3.2 million

     The line entitled "Segment income (loss)" in the preceding tables is equal to "Operating income" as presented in our Consolidated Statement of Operations. In addition, none of the income/loss items following "Operating income" in our Consolidated Statement of Operations are allocated to our segments, since they are reviewed separately by Bowater's management. These items include, but are not limited to, interest income and expense, provision for income tax expense, and minority interests in net income
     (loss) of subsidiaries.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. Effective January 1, 2001, Bowater adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that we record all derivatives as either assets or liabilities in the balance sheet at fair value. There were no transition amounts recorded upon the adoption of SFAS 133.

     Bowater utilizes certain derivative instruments to enhance its ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those positions. We do not enter into contracts for speculative purposes. On the earlier of the date into which the derivative contract is entered or the date of transition, we designate the derivative as a cash flow hedge.

     A significant portion of our operating expenses is paid in Canadian dollars at our Canadian mill sites. To limit our exposure to differences in the US and Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward and range forward contracts to hedge certain of our forecasted Canadian dollar cash outflows at the Canadian mill operations.

     Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges will be deferred and recorded as a component of "Accumulated other comprehensive income (loss)" until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from "Accumulated other comprehensive income (loss)" to the Consolidated Statement of Operations on the same line as the underlying transaction (cost of sales). The ineffective portion of a hedging derivative's change in fair value is recognized immediately in earnings.

     During the quarter, we recorded the change in value related to cash flow hedges amounting to a loss of $25.3 million ($15.9 million, after tax) in "Accumulated other comprehensive income (loss)." Of this amount, $0.2 million ($0.1 million, after tax) was reclassified from "Accumulated other comprehensive income (loss)" to earnings, which was offset by net gains on the items being hedged. During the quarter, with the exception of the time value element of the hedging instruments, amounts related to the ineffectiveness of our hedging instruments were insignificant. We expect to reclassify a $15.0 million loss ($9.5 million, after-tax) from "Accumulated other comprehensive income (loss)" to earnings during the next twelve months as the hedged items affects earnings.

     We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. The maximum time period we have hedged transactions is two years. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The change in the time value of the contracts is reported in earnings as exchange gain (loss) and amounted to a loss of $1.2 million ($0.9 million, after tax) in the first quarter of 2001. When it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively.

     At March 31, 2001, we had $684.0 million of Canadian dollar contracts. Information regarding the carrying value, fair market value, and range of exchange rates of the contracts is summarized in the table below:

     ---------------------------------------------------------------------------------------------------------
     (In millions)                          Notional                Liability                   Range Of
     -----------------------------------   Amount of     ---------------------------------   US$/Canadian$
     Foreign Currency Exchange            Derivatives       Carrying           Fair          Exchange Rates
        Agreements                                           Amount        Market Value
     ---------------------------------------------------------------------------------------------------------
     Buy Currency:
     ---------------------------------------------------------------------------------------------------------
         Canadian dollar
     ---------------------------------------------------------------------------------------------------------
               Due in 2001               $     286.0     $    11.1          $   11.1           .7207 - .6400
     ---------------------------------------------------------------------------------------------------------
               Due in 2002                     343.0          11.8              11.8           .6745 - .6346
     ---------------------------------------------------------------------------------------------------------
               Due in 2003                      55.0           1.2               1.2           .6560 - .6495
     ---------------------------------------------------------------------------------------------------------
                    Total                $     684.0     $    24.1          $   24.1           .7207 - .6346
     ---------------------------------------------------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     We also enter into certain commodity forward contracts that are not designated as accounting hedges. These derivative instruments are primarily intended to reduce volatility of prices for old newsprint and magazines. During the quarter, an after tax loss of $0.3 million was recognized in earnings relating to these derivatives. At March 31, 2001, we had commodity forward contracts with a notional amount of 30,000 tons of old newspapers and old magazines, a carrying value of $0.3 million and a fair market value of $0.3 million. These commodity forward contracts are due in 2001.

11. In the Consolidated Balance Sheet as of March 31, 2001, the line entitled "Accumulated other comprehensive income (loss)" includes $(25.1) million for cash flow hedges, $(17.2) million for pension plan additional minimum liabilities, $(10.1) million for foreign currency translation, and $16.1 million for taxes.

12. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2001 presentation.

13. During the first quarter of 2001, Bowater recognized a charge of $2.1 million due to pine beetle damage to its woodlands. The continuing drought is the U.S. Southeast is contributing to conditions that allow the southern pine beetle to flourish and expand the range of its infestation. We have incurred charges aggregating approximately $9 million over the past three quarters as a result of beetle damage. If there is no change in conditions, we may incur additional beetle damage.

14. In April 2001, Bowater announced the signing of a definitive agreement by which Bowater will acquire all of the outstanding shares of Alliance Forest Products Inc. (Alliance). Under the terms of the agreement, Bowater will pay C$13.00 in cash plus 0.166 shares of Bowater stock for each Alliance common share. Using the average trading price for twenty days prior to the agreement, the implied per share value would be C$26 for each Alliance common share. Alliance shareholders may choose to receive shares of Bowater common stock or Canadian-listed shares of a Bowater Canadian subsidiary, which are exchangeable, on a one-for-one basis, at any time into Bowater shares. The exchangeable shares have voting and dividend rights substantially equivalent to those of Bowater common shares. The aggregate value of the transaction, including assumed debt, is approximately C$1.2 billion (U.S. $770 million). The boards of directors of both companies have approved the transaction. The transaction is expected to close in June 2001 and is subject to approval by Alliance's shareholders and appropriate court and regulatory authorities.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  ORGANIZATION

Bowater is organized into four divisions: the Newsprint Division, the Coated Paper Division, the Pulp Division and the Forest Products Division. Each division, with the exception of the Pulp Division, is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division. Therefore, Bowater's financial results are collected, analyzed and reported through the Newsprint, Coated Paper and Forest Products Divisions.

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION

Statements in this report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. The risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Bowater's annual report on Form 10-K for the year ended December 31, 2000, and from time to time, in Bowater's other filings with the Securities and Exchange Commission.

                              RESULTS OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31, 2001, VERSUS
                                 MARCH 31, 2000

For the first quarter of 2001, Bowater had operating income of $89.6 million, compared to $57.7 million for the first quarter of 2000. Operating income for the first quarter of 2001 includes a net loss on sale of assets of $5.8 million compared to a net gain on sale of assets of $3.2 million for the first quarter of 2000. Excluding these asset sales, operating income increased $40.9 million. Higher transaction prices for newsprint, coated groundwood paper and uncoated groundwood specialties account for the majority of this increase. Higher operating costs as a result of maintenance and market-related downtime and higher fuel and chemicals costs were partially offset by a favorable Canadian dollar exchange rate and credits recognized for our stock-based compensation programs.

    Net income for the first quarter of 2001 was $37.7 million, or $0.72 per diluted share, compared with net income of $17.2 million, or $0.32 per diluted share, in the first quarter of 2000. Sales for the first quarter of 2001 were $604.9 million compared with $562.9 million for the first quarter of 2000 and $658.0 million for the fourth quarter of 2000.

    Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

                            PRODUCT LINE INFORMATION

 SALES BY PRODUCT
-----------------------------------------------------------------
                                           THREE MONTHS ENDED
                                               MARCH 31,
                                       --------------------------
(Unaudited, in millions)                 2001           2000
-----------------------------------------------------------------

Sales:
   Newsprint                            $  379.5        $ 307.1
   Market pulp                             105.7          135.9
   Coated groundwood                        78.9           73.9
   Uncoated groundwood specialties          29.1           19.7
   Lumber, timber and other wood
              products                      94.5          119.6
   Elimination of intersegment sales       (82.8)         (93.3)
                                       --------------------------
              Total sales               $  604.9        $ 562.9
-----------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Newsprint Bowater's average transaction price for newsprint was 20% higher in the first quarter of 2001 compared to the first quarter of 2000 and 4% higher compared to the fourth quarter of 2000. Pricing for newsprint in our offshore markets increased at the beginning of the first quarter. In March 2001, we implemented a $50 per metric ton domestic price increase. Subsequently, we decided to change the price increase prospectively, to $25 per metric ton rather than the $50 per metric ton, effective May 1, 2001. Our shipments increased 3% compared to the first quarter of 2000, due primarily to the acquisition of Newsprint South, Inc. (Grenada operations) in August 2000. This increase was partially offset by approximately 36,000 metric tons of market-related downtime in the first quarter of 2001. An additional 24,000 metric tons of market-related downtime will be taken in the second quarter of this year. Our newsprint inventory was slightly higher compared to the end of the first quarter of 2000. As the United States economy weakened in the first quarter, total United States demand and consumption of newsprint declined. Newspaper advertising lineage declined for the first two months of 2001 compared to the same period a year ago. North American mill inventories and United States customer inventories of newsprint increased in March of 2001 compared to March of 2000.

Market Pulp Bowater's average transaction price for market pulp in the first quarter of 2001 decreased 5% compared to the first quarter of 2000 and 13% compared to the fourth quarter of 2000. Our shipments decreased 21% compared to the same period last year, primarily as a result of approximately 45,000 metric tons of downtime taken in the first quarter of 2001. An additional 30,000 metric tons of market-related downtime is planned for the second quarter of 2001. Our market pulp inventories increased slightly over the quarter to end the quarter with 27 days of supply. World pulp markets continued to weaken during the first quarter. Weak demand from North America and Asia coupled with inventory de-stocking in the European market kept shipment levels low. NORSCAN producers (United States, Canada, Finland, and Sweden) took market-related downtime resulting in an 85% operating rate for the first quarter of 2001. Consequently, NORSCAN inventories decreased in March by 97,000 metric tons, but increased over the quarter by 144,000 metric tons to end the quarter at 1.9 million metric tons, or 36 days of supply.

Coated Groundwood Bowater's coated groundwood average transaction price in the first quarter of 2001 increased 3% compared to the first quarter of 2000. Our coated groundwood shipments increased 4% compared to the same period last year. Magazine advertising pages declined compared to the first quarter of 2000 and catalog mailings (measured by Standard A mail weight) were unchanged compared to the same period last year. Inventories at United States coated groundwood mills as of March 31, 2001, were at normal levels, compared to the low levels at March 2000.

Lumber Bowater's average transaction price for lumber products declined 22% in the first quarter of 2001 compared to the first quarter of 2000. Overall, prices were stable from the fourth quarter of 2000 with some improvement seen during the first quarter. By the end of the quarter, the price of structural framing lumber improved 20% from its low in January. Our lumber shipments decreased 38% in the first quarter of 2001 compared to the first quarter of 2000. Market-related downtime taken at our Maniwaki Sawmill and the startup process at the Oakhill Sawmill contributed to the reduction. Housing starts in the first quarter were stronger than expected at just over 1.6 million units on a seasonally adjusted annual basis; however, actual housing starts were 4% below the same period of 2000.

Timber Bowater's average transaction price for timber decreased 9% in the first quarter of 2001 compared to the first quarter 2000. Our timber shipments decreased 17% in the first quarter of 2001 compared to the same period last year. The decline in sales volume is mainly attributable to the weak timber markets in the U.S. Southeast as a result of downtime taken by manufacturers.

                             DIVISIONAL PERFORMANCE

SALES BY DIVISION (1)
------------------------------------------------------------
                                      THREE MONTHS ENDED
                                          MARCH 31,
                                   -------------------------
(In millions)                         2001         2000
------------------------------------------------------------
Newsprint Division                    $ 454.5       $ 402.8
Coated Paper Division                   138.7         133.8
Forest Products Division                 94.5         119.6
Corporate & eliminations                (82.8)        (93.3)
                                   -------------------------
    Total sales                       $ 604.9       $ 562.9
------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING INCOME (LOSS) BY DIVISION (1)
------------------------------------------------------------
                                      THREE MONTHS ENDED
                                           MARCH 31,
                                  --------------------------
(In millions)                        2001         2000
------------------------------------------------------------
Newsprint Division                    $  76.2      $  38.6
Coated Paper Division                    21.1         25.0
Forest Products Division                  0.8         13.1
Other items                              (5.8)         3.2
Corporate & eliminations                 (2.7)       (22.2)
                                  --------------------------
    Total operating income            $  89.6      $  57.7
------------------------------------------------------------

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated Paper Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in "Corporate & eliminations."

Newsprint Division: Sales for the Division increased 13%, from $402.8 million for the first quarter of 2000 to $454.5 million for the first quarter of 2001. This increase is primarily the result of higher average transaction prices for newsprint and uncoated groundwood specialties and the inclusion of the Grenada operations, purchased in August 2000. This increase was partially offset by lower average transaction prices for market pulp. See the previous discussion of product line results.

    Operating income for the first quarter of 2001 increased $37.6 million compared with operating income of $38.6 million for the first quarter of 2000. Higher prices for newsprint and uncoated groundwood specialties account for the majority of this increase. Operating costs for the division increased in the first quarter of 2001 due to maintenance and market-related downtime and higher prices for fuel and chemicals. This increase was partially offset by a favorable Canadian dollar exchange rate.

Coated Paper Division: Sales for the Division increased $4.9 million, from $133.8 million for the first quarter of 2000 to $138.7 million for the first quarter of 2001, due to higher average transaction prices for newsprint, coated groundwood paper and uncoated groundwood specialties. See the previous discussion of product line results.

    Operating income decreased $3.9 million from $25.0 million for the first quarter of 2000 to $21.1 million for the first quarter of 2001. This decrease was primarily the result of higher operating costs due to market-related downtime and higher prices for chemicals and fuel. This decrease was partially offset by higher transaction prices for newsprint, coated groundwood paper and uncoated groundwood specialties.

Forest Products Division: Sales for the Division decreased 21%, from $119.6 million for the first quarter of 2000 to $94.5 million for the first quarter of 2001. This decrease is primarily the result of lower lumber and timber transaction prices and shipments. See the previous discussion of product line results.

    Operating income for the Division decreased $12.3 million for the first quarter of 2001 compared to the first quarter of 2000, due primarily to lower lumber and timber transaction prices and shipments. Operating costs for the Division were higher in the first quarter of 2001 compared to the same period last year due to a charge for pine beetle damage and the startup of the recently modernized Oakhill sawmill, offset partially by lower wood cost at the sawmills.

    The continuing drought in the U.S. Southeast is contributing to conditions that allow the southern pine beetle to flourish and expand the range of its infestation. Bowater has incurred charges aggregating approximately $9 million over the past three quarters as a result of beetle damage. If there is no change in conditions, we may incur additional beetle damage.

Other Items: In April 2001, Bowater reached a final settlement in connection with the sale of GNP to Inexcon. As a result, we recognized a charge of $3.6 million, after tax ($5.8 million pre-tax), in the first quarter of 2001. During the first quarter of 2000, we sold fixed assets resulting in a pre-tax gain of $3.2 million.

Corporate & Eliminations: The elimination of intersegment sales decreased $10.5 million, comparing the first quarter of 2001 to the first quarter of 2000. Corporate expenses decreased $19.5 million primarily due to credits recognized for stock-based compensation.

INTEREST AND OTHER INCOME AND EXPENSES

Interest expense for the first quarter 2001 increased $3.4 million over the same period in 2000. This increase was attributable to higher borrowings on our credit facility due to the acquisition of the Grenada operations in August 2000. Comparing the same

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

periods, interest income levels remained relatively the same at $3.6 million in 2001 versus $3.7 million in the prior year.

     Also in the first quarter of 2001, Bowater recorded a foreign exchange gain of $4.8 million versus a foreign exchange loss of $0.5 million during the first quarter of 2000. The majority of our exchange gain (loss) amounts is attributable to the effects of functional currency exchange and the change in currency exchange rates during the respective quarters.

     Bowater's effective tax rate for the first quarter of 2001 was 32.6% versus 42.3% for the prior year's first quarter. The lower rate in 2001 was the result of benefits related to foreign currency exchange.

                         LIQUIDITY AND CAPITAL RESOURCES

Bowater's cash and cash equivalents decreased to $15.5 million at March 31, 2001, from $20.0 million at December 31, 2000. We generated cash from operations of $111.4 million, used $68.3 million of cash for investing activities, and used $47.6 million of cash for financing activities. There were no other significant cash transactions aside from cash flow from operations, capital expenditures, dividends and changes in short-term borrowings during the first quarter of 2001.

CASH FROM OPERATING ACTIVITIES:

During the first three months of 2001, Bowater's operations generated $111.4 million of cash compared to $66.4 million of cash during the first three months of 2000, an increase of $50.1 million. Higher operating income and lower working capital needs accounted for the increase in 2001. Operating cash flows for the first quarter of 2001 include the activity of the Grenada operations, which was acquired in August 2000.

CASH FROM INVESTING ACTIVITIES:

Cash used for investing activities in the first three months of 2001 totaled $68.3 million, compared with $57.0 million during the first three months of 2000. Capital expenditures were $10.0 million higher than the previous year due primarily to the construction of a new fiber line at our Catawba location.

    In the first three months of 2001, Bowater paid $5.1 million on the maturity of Canadian dollar hedging contracts compared to $5.6 million in the first three months of last year. We had no marketable securities transactions in the first quarter of 2001 compared with net proceeds of $1.7 million in the first quarter of 2000.

CASH FROM FINANCING ACTIVITIES:

Cash used for financing activities was $47.6 million for the first three months of 2001 compared with $6.3 million used during the first three months of 2000. During the three months of 2001, Bowater paid $32.6 million (net of proceeds of $163.1 million) from its short-term credit facilities. In the first three months of 2000, we had net proceeds from our short-term credit facilities of $60.3 million. Also in the first three months of 2001, we made payments on long-term borrowings amounting to $0.2 million. During the first three months of the prior year, we repurchased a portion of our 9.25% Debentures due 2002 for $20.8 million. Other payments on our long-term borrowings during the first quarter of 2000 were $9.9 million for a total of $30.7 million.

    Cash dividends paid in the first three months of 2001 decreased $1.9 million from the prior year period primarily due to lower dividend payments to the minority shareholder of Calhoun Newsprint Company.

    During 1999, the Board of Directors authorized a new stock repurchase program allowing us to buy back up to 5.5 million shares of our outstanding common stock. During the first three months of 2000, we purchased 0.4 million shares at a cost of $20.7 million. Since the beginning of the program, we purchased 3.2 million shares at a total cost of $155.5 million.

    We continually consider various options for the use of our cash, including internal capital investments, share repurchases, investments to grow our businesses and additional debt reductions.

                               PENDING TRANSACTION

In April 2001, Bowater announced the signing of a definitive agreement by which Bowater will acquire all of the outstanding shares of Alliance Forest Products Inc. (Alliance). Under the terms of the agreement, Bowater will pay C$13.00 in cash plus 0.166 shares of Bowater stock for each Alliance common share. Using the average trading price for twenty days prior to the agreement, the implied per share value would be C$26 for each Alliance common share. Alliance shareholders may choose to receive shares of Bowater common stock or Canadian-listed shares of a Bowater Canadian subsidiary, which are exchangeable, on a one-for-one basis, at any time into Bowater shares. The

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

exchangeable shares have voting and dividend rights substantially equivalent to those of Bowater common shares. The definitive agreement provides for a termination fee of U.S. $20 million (C$31.5 million) payable by Alliance under certain circumstances, and Alliance has agreed not to solicit or encourage any competing offers.

    The aggregate value of the transaction, including assumed debt, is approximately C$1.2 billion (U.S. $770 million). The boards of directors of both companies have approved the transaction.

    Concurrent with the acquisition, Bowater expects to restructure its debt portfolio by reducing its bank lines, arranging for bridge financing and refinancing the bridge facility with long-term notes or bonds.

    Alliance is an integrated company specializing in timber harvesting and forest management, as well as in the production and sale of newsprint, uncoated groundwood papers, pulp, lumber and related products. Alliance has operations in Canada and the United States. If the acquisition is consummated, Bowater will increase its annual newsprint, coated and specialty papers capacity to approximately 4.6 million metric tons. Annual lumber capacity will also increase to 1.0 billion board feet.

    The transaction is expected to close in June 2001 and is subject to approval by Alliance's shareholders and appropriate court and regulatory authorities.

                              ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Standard requires a public company to recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. Bowater adopted this Standard on January 1, 2001.

    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Bowater is required to adopt this Standard on April 1, 2001, and will account for transactions relating to the Standard in accordance with its provisions. The Standard is applicable only to transactions occurring after the adoption date; however, certain disclosure requirements were effective as of December 31, 2000.

ITEM 3. MARKET RISK

Bowater's market risk disclosure included in its 2000 Form 10-K, Part II, Item 7A, is still applicable as of March 31, 2001. We have updated the disclosure concerning our Canadian dollar forward and range forward contracts, which is included in Footnote 10 in this Form 10-Q.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K):

         Exhibit No.       Description
         -----------       -----------

         2.1 Arrangement Agreement dated as of April 1, 2001, by and between the Company and Alliance Forest Products Inc.



         (b)      Reports on Form 8-K:

                  On April 4, 2001, the Company filed a Current Report on Form 8-K dated April 2, 2001, reporting under Item 5 the issuance of a press release announcing the signing of a definitive agreement by which the Company will acquire all of the outstanding shares of Alliance Forest Products Inc.

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



                                              BOWATER INCORPORATED

                                              By  /s/  David G. Maffucci
                                                  ----------------------
                                                  David G. Maffucci
                                                  Senior Vice President and
                                                  Chief Financial Officer



                                              By  /s/  Michael F. Nocito
                                                  ----------------------
                                                  Michael F. Nocito
                                                  Vice President and Controller





Dated:   May 14, 2001

                                INDEX TO EXHIBITS



         Exhibit No.       Description
         -----------       -----------

           2.1 Arrangement Agreement dated as of April 1, 2001, by and between the Company and Alliance Forest Products Inc.