Form 10-Q
period 2001-06-30
BOWATER INC
filed 2001-08-14
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding (and held by non-affiliates) of each of the issuer's classes of common stock, as of August 7, 2001.

                   Class                    Outstanding at August 7, 2001
                   ------                   -----------------------------

      Common Stock, $1.00 Par Value               50,409,434 Shares

                              BOWATER INCORPORATED
                              --------------------

                                    I N D E X



                                                                           Page
                                                                          Number
                                                                          ------

PART I   FINANCIAL INFORMATION

         1.  Financial Statements:

                  Consolidated Balance Sheet at June 30, 2001,
                  and December 31, 2000                                       3

                  Consolidated Statement of Operations for the Three
                  and Six Months Ended June 30, 2001, and
                  June 30, 2000                                               4

                  Consolidated Statement of Capital Accounts
                  for the Six Months Ended June 30, 2001                      5

                  Consolidated Statement of Cash Flows for the
                  Six Months Ended June 30, 2001, and
                  June 30, 2000                                               6

                  Notes to Consolidated Financial Statements               7-12

         2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations              13-21

         3.  Quantitative and Qualitative Disclosures About Market Risk      21


PART II   OTHER INFORMATION

Exhibits and Reports on Form 8-K                                             22

SIGNATURES                                                                   23

                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (Unaudited, in millions of US dollars)

                                                                                June 30,     December 31,
                                                                                  2001           2000
                                                                              ------------   ------------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                   $       19.7   $       20.0
  Marketable securities                                                                0.4            0.4
  Accounts receivable, net                                                           336.1          380.8
  Inventories                                                                        171.2          161.9
  Other current assets                                                                33.0           52.5
                                                                              ------------   ------------
    Total current assets                                                             560.4          615.6
                                                                              ------------   ------------
Timber and timberlands                                                               256.2          265.2
Fixed assets, net                                                                  2,968.0        2,981.1
Notes receivable                                                                     --             146.0
Goodwill                                                                             854.9          866.8
Other assets                                                                         150.4          129.4
                                                                              ------------   ------------
                                                                              $    4,789.9   $    5,004.1
                                                                              ============   ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                                      $      103.9   $      141.4
  Short-term bank debt                                                               489.6          485.0
  Accounts payable and accrued liabilities                                           250.0          314.7
  Income taxes payable                                                                11.6         --
  Dividends payable                                                                   10.1           10.3
                                                                              ------------   ------------
    Total current liabilities                                                        865.2          951.4
                                                                              ------------   ------------

Long-term debt, net of current installments                                        1,228.3        1,304.7
Other long-term liabilities                                                          224.8          319.2
Deferred income taxes                                                                550.0          508.1
Minority interests in subsidiaries                                                    89.0          123.6

Commitments and contingencies                                                       --             --

Shareholders' equity:
   Common stock, issued 62,028,167 and 61,913,626 at June 30, 2001
         and December 31, 2000, respectively                                          62.0           61.9
   Exchangeable shares, outstanding and held by non-affiliates
         1,199,550 and 1,304,541 at June 30, 2001 and December 31, 2000,
         respectively                                                                 58.4           63.5
   Additional paid-in capital                                                      1,373.5        1,367.1
   Retained earnings                                                                 845.2          809.6
   Accumulated other comprehensive income (loss)                                     (19.5)         (18.0)
   Treasury stock, at cost                                                          (487.0)        (487.0)
                                                                              ------------   ------------
    Total shareholders' equity                                                     1,832.6        1,797.1
                                                                              ------------   ------------
                                                                              $    4,789.9   $    5,004.1
                                                                              ============   ============

         See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
        (Unaudited, in millions of US dollars except per share amounts)

                                                                     Three Months Ended             Six Months Ended
                                                                   -----------------------     ---------------------------
                                                                    June 30,     June 30,        June 30,        June 30,
                                                                      2001         2000            2001            2000
                                                                   ---------     ---------     -----------     -----------
Sales                                                              $   585.2     $   607.6     $   1,190.1     $   1,170.5
Cost of sales, excluding depreciation, amortization
  and cost of timber harvested                                         385.2         386.8           761.2           748.2
Depreciation, amortization, and cost of timber harvested                74.8          70.5           151.6           142.3
Distribution costs                                                      41.3          40.9            81.2            83.3
Selling and administrative expense                                      29.2          21.5            46.0            54.3
Net gain on sale of assets                                              85.0           0.1            79.2             3.3
                                                                   ---------     ---------     -----------     -----------
    Operating income                                                   139.7          88.0           229.3           145.7

Other expense (income):
  Interest income                                                       (3.0)         (4.0)           (6.6)           (7.7)
  Interest expense, net of capitalized interest                         33.8          30.9            69.0            62.7
  Other, net                                                            10.5           4.8             5.9             5.8
                                                                   ---------     ---------     -----------     -----------
                                                                        41.3          31.7            68.3            60.8
                                                                   ---------     ---------     -----------     -----------

Income before income taxes and minority interests                       98.4          56.3           161.0            84.9

Provision for income tax expense                                        50.0          22.0            70.4            34.1
Minority interests in net income (loss) of subsidiaries                 29.8           0.6            34.3            (0.1)
                                                                   ---------     ---------     -----------     -----------

Net income                                                              18.6          33.7            56.3            50.9

Other comprehensive income (loss):
  Foreign currency translation adjustments                               2.0          (0.9)           (0.3)           (0.9)
  Unrealized gain (loss) on hedged transactions, net of taxes           14.7        --                (1.0)         --
  Minimum pension liability adjustments, net of taxes                 --            --                (0.2)         --
                                                                   ---------     ---------     -----------     -----------

Comprehensive income                                               $    35.3     $    32.8     $      54.8     $      50.0
                                                                   =========     =========     ===========     ===========

Basic earnings per common share*:                                  $    0.36     $    0.64     $      1.09     $      0.96
                                                                   =========     =========     ===========     ===========


Diluted earnings per common share*:                                $    0.36     $    0.63     $      1.08     $      0.95
                                                                   =========     =========     ===========     ===========


* Basic and diluted earnings per share are based on net income and do not include any impact from "Other comprehensive income (loss)." See Footnote 8.



         See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                     For The Six Months Ended June 30, 2001
         (Unaudited, in millions of US dollars except per share amounts)

                                                                                                       Accumulated
                                                                               Additional                 Other
                                                       Common    Exchangeable    Paid-in    Retained  Comprehensive  Treasury
                                                       Stock        Shares       Capital    Earnings  Income (Loss)    Stock
                                                       ------    ------------  ----------   --------  -------------  --------
Balance at December 31, 2000                           $ 61.9      $  63.5     $  1,367.1   $  809.6     $ (18.0)    $ (487.0)

Net income                                                --           --             --        56.3         --           --

Retraction of exchangeable shares (104,991 common
  and exchangeable shares)                                0.1         (5.1)           5.0        --          --           --

Dividends ($0.40 per share)                               --           --             --       (20.7)        --           --

Stock options exercised (9,550 common shares)             --           --             0.2        --          --           --

Tax benefit on exercise of stock options                  --           --             0.1        --          --           --

Stock option compensation                                 --           --             1.1        --          --           --

Pension plan additional minimum liability                 --           --             --         --         (0.2)         --


Unrealized gain (loss) on hedged
     transactions                                         --           --             --         --         (1.0)         --

Foreign currency translation adjustment                   --           --             --         --         (0.3)         --
                                                       ------      -------     ----------   --------     -------     --------

Balance at June 30, 2001                               $ 62.0      $  58.4     $  1,373.5   $  845.2     $ (19.5)    $ (487.0)
                                                       ======      =======     ==========   ========     =======     ========

         See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited, in millions of US Dollars)

                                                                       Six Months Ended
                                                                   -----------------------
                                                                   June 30,       June 30,
                                                                     2001           2000
                                                                   --------       --------
Cash flows from operating activities:
Net income                                                         $   56.3       $   50.9
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization, and cost of timber harvested              151.6          142.3
Deferred income taxes                                                  29.8           16.5
Minority interests in net income (loss) of subsidiaries                34.3           (0.1)
Net gain on sale of assets                                            (79.2)          (3.3)
Payments on maturity of hedging contracts                              (9.3)          --
Changes in working capital:
  Accounts receivable, net                                             44.7          (40.3)
  Inventories                                                          (9.3)          (8.2)
  Accounts payable and accrued liabilities                            (47.9)         (19.4)
  Income taxes payable                                                 19.8           (2.0)
Other, net                                                            (10.5)          (8.2)
                                                                   --------       --------
          Net cash from operating activities                          180.3          128.2
                                                                   --------       --------

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands                (115.0)        (112.0)
Purchase of assets previously leased                                   --            (24.2)
Disposition of fixed assets, timber and timberlands                    --              5.2
Proceeds from sale of note receivable                                 122.6           --
Cash paid on maturity of economic hedging contracts                    --            (12.9)
Cash invested in marketable securities                                 --            (50.7)
Cash from maturity of marketable securities                            --             52.5
                                                                   --------       --------
          Net cash from (used for) investing activities                 7.6         (142.1)
                                                                   --------       --------

Cash flows from financing activities:
Cash dividends, including minority interests                          (85.6)         (27.7)
Purchase of common stock                                               --            (92.1)
Short-term financing                                                  459.2          279.4
Short-term financing repayments                                      (454.6)        (126.3)
Long-term financing                                                    --              0.4
Purchases/payments of long-term debt                                 (107.4)         (30.9)
Stock options exercised                                                 0.2            1.6
Other                                                                  --              0.8
                                                                   --------       --------
          Net cash from (used for) financing activities              (188.2)           5.2
                                                                   --------       --------

Net decrease in cash and cash equivalents                              (0.3)          (8.7)

Cash and cash equivalents at beginning of year                         20.0           24.7
                                                                   --------       --------
Cash and cash equivalents at end of period                         $   19.7       $   16.0
                                                                   ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, including capitalized interest of $5.8 and $1.2        $   89.9       $   67.7
  Income taxes                                                     $   13.1       $   22.6

          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries as of June 30, 2001. The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. In the second quarter of 2001, Bowater recognized a net pre-tax gain on the sale of assets of $85.0 million. In the fourth quarter of 1999, Calhoun Newsprint Company (CNC), a majority-owned subsidiary of Bowater, sold approximately 140,000 acres of timberlands in North Carolina and South Carolina for proceeds of $173.2 million (before expenses of $1.1 million). CNC received $26.2 million in cash and $145.9 million in notes. We recorded the transaction as an installment sale and had remaining deferred pre-tax gains of approximately $95.0 million. In the second quarter of 2001, we sold the $145.9 million notes receivable for net cash proceeds of $122.6 million, met the requirements for full accrual and recorded a net pre-tax gain of $84.5 million. The net pre-tax gain was comprised of the $95.0 million previously recorded deferred pre-tax gains and a $10.5 million loss on the sale of the notes receivable. The $10.5 million loss on the sale of the notes receivable was based on the original carrying amount of the notes, allocated between the assets sold and the retained interests based on its relative fair value at the date of the transfer. The principle variable in determining the fair value of future expected cash flows of the retained interest is the discount rate as it consists of two individual notes with a low level of credit risk, contractually due in 13.5 years and not subject to prepayment. The discount rates used for the two individual notes were 7.36% and LIBOR plus 0.89, respectively. The retained interest of $12.3 million at June 30, 2001 is included in Other Assets in the consolidated balance sheet. A dividend of $60.1 million was paid to the minority shareholder of CNC.

     In April 2001, Bowater reached a final settlement of certain matters regarding the sale of Great Northern Paper, Inc. (GNP) to Inexcon Maine, Inc. (Inexcon). As a result, we recognized a pre-tax charge of $5.8 million, or $.07 per diluted share after tax, in the first quarter of 2001.

     During the first six months of 2000, we sold fixed assets resulting in a pre-tax gain of $3.3 million, or $.04 per diluted share after tax.

3. Restructuring and environmental liabilities were recorded in connection with the 1998 acquisition of Avenor Inc., the related closure of the Gold River pulp mill and the sale of the Dryden white paper mill. During the first six months of 2001, we made payments against the reserves of $0.4 million and reduced the reserves by $0.2 million due to foreign exchange.

     As of June 30, 2001, the remaining accrual for the above items is $17.2 million. Of this remaining accrual, $3.0 million is included in "Accounts payable and accrued liabilities" and $14.2 million is included in "Other long-term liabilities" in the Consolidated Balance Sheet. As of June 30, 2001, the cash requirements related to these liabilities are expected to be $3.0 million during the balance of 2001 and $14.2 million related to environmental matters in 2002 and beyond.

4. During the first six months of 2001, the Board of Directors of CNC declared dividends of $139.4 million. As a result, $68.3 million was paid to the minority shareholder. In the first six months of 2000, the Board of Directors of CNC declared dividends of $12.5 million, resulting in a payment of $6.1 million to the minority shareholder.

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

6. No stock purchases were made in the first six months of 2001 under the stock repurchase program authorized in May 1999. During the first six months of 2000, we purchased 1.9 million shares of our common stock for $92.1 million. Since the beginning of this program, we have purchased a total of 3.2 million shares of our common stock at a total cost of $155.5 million.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

7. "Other, net" in the Consolidated Statement of Operations includes the following:

     ----------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Six Months Ended
                                              -----------------------------------------------------------------
                                                June 30,          June 30,          June 30,         June 30,
     (In millions)                                2001              2000              2001             2000
     ----------------------------------------------------------------------------------------------------------
     Foreign exchange loss                      $   11.4          $    4.8          $    6.6         $    5.3
     Miscellaneous (income) expense                 (0.9)               --              (0.7)             0.5
     ----------------------------------------------------------------------------------------------------------
                                                $   10.5          $    4.8          $    5.9         $    5.8
     ----------------------------------------------------------------------------------------------------------

     Bowater's foreign exchange loss is primarily driven by the revaluation of unhedged foreign denominated liabilities into US dollars plus the ineffective portion of our cash flow hedges.

8.   The calculation of basic and diluted earnings per share is as follows:

     ----------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Six Months Ended
                                              -----------------------------------------------------------------
                                                June 30,          June 30,          June 30,         June 30,
     (In millions, except per share amounts)      2001              2000              2001             2000
     ----------------------------------------------------------------------------------------------------------
     Basic Computation:

     Net income                                 $   18.6          $   33.7          $   56.3         $   50.9

                                               ----------------------------------------------------------------
     Basic income available to common
          shareholders                          $   18.6          $   33.7          $   56.3         $   50.9
                                               ----------------------------------------------------------------

     Basic weighted average shares
          outstanding                               51.6              52.7              51.6             53.0
                                               ----------------------------------------------------------------

     Basic earnings per common share            $   0.36          $   0.64          $   1.09         $   0.96
                                               ----------------------------------------------------------------

     ----------------------------------------------------------------------------------------------------------

     ----------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Six Months Ended
                                              -----------------------------------------------------------------
                                                June 30,          June 30,          June 30,         June 30,
     (In millions, except per share amounts)      2001              2000              2001             2000
     ----------------------------------------------------------------------------------------------------------
     Diluted Computation:

     Diluted income available to common
          shareholders                          $   18.6          $   33.7          $   56.3         $   50.9
                                               ----------------------------------------------------------------

     Basic weighted average shares
          outstanding                               51.6              52.7              51.6             53.0

     Effect of dilutive securities:
          Options                                    0.3               0.5               0.4              0.5
                                               ----------------------------------------------------------------

     Diluted weighted average shares
          outstanding                               51.9              53.2              52.0             53.5
                                               ----------------------------------------------------------------

     Diluted earnings per common share          $   0.36          $   0.63          $   1.08         $   0.95
          common share common share
                                               ----------------------------------------------------------------

     ----------------------------------------------------------------------------------------------------------

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

     The Pulp Division has marketing and sales responsibility for all of our market pulp products; however, the financial results from these sales are included in both the Newsprint Division and the Coated Paper Division, depending upon which site manufactures the product. The Pulp Division's administrative expenses are included in "Corporate & other eliminations." Accordingly, no separate results are reported for this Division.

     The following tables summarize information about segment profit and loss and segment assets for the three and six months ended June 30, 2001 and 2000:

(Unaudited, in millions)
----------------------------------------------------------------------------------------------------------------------

                                                    Coated       Forest
       Three Months Ended            Newsprint      Paper       Products       Other       Corporate &
          June 30, 2001              Division      Division     Division       Items       Eliminations      Total
----------------------------------------------------------------------------------------------------------------------

Sales-including internal sales      $    457.4     $  116.4     $   85.8     $    --        $     --       $   659.6
Elimination of intersegment sales          --           --           --           --            (74.4)         (74.4)
----------------------------------------------------------------------------------------------------------------------
Sales - external customers               457.4        116.4         85.8          --            (74.4)         585.2
----------------------------------------------------------------------------------------------------------------------
Segment income (loss)                     70.5          4.3         (3.1)       85.0            (17.0)         139.7
----------------------------------------------------------------------------------------------------------------------
Total assets at 6/30/01             $  3,441.9     $  608.1     $  375.5     $    --        $   364.4      $ 4,789.9
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

                                                   Coated        Forest                     Corporate/
        Three Months Ended           Newsprint      Paper       Products        Other          Other
          June 30, 2000              Division      Division     Division        Items      Eliminations      Total
----------------------------------------------------------------------------------------------------------------------

Sales-including internal sales      $    432.9     $  152.3     $  101.0     $    --        $     --       $   686.2
Elimination of intersegment sales          --           --           --           --            (78.6)         (78.6)
----------------------------------------------------------------------------------------------------------------------
Sales - external customers               432.9        152.3        101.0          --            (78.6)         607.6
----------------------------------------------------------------------------------------------------------------------
Segment income (loss)                     63.6         37.3          4.7         0.1            (17.7)          88.0
----------------------------------------------------------------------------------------------------------------------
Total assets at 6/30/00             $  3,125.3     $  508.2      $ 507.7     $    --        $   435.7     $  4,576.9
----------------------------------------------------------------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

----------------------------------------------------------------------------------------------------------------------

                                      Coated                     Forest
        Six Months Ended             Newsprint      Paper       Products       Other       Corporate &
          June 30, 2001              Division      Division     Division       Items       Eliminations      Total
---------------------------------- ------------- ------------ ------------- ------------- --------------- ------------

Sales-including internal sales      $    911.9     $  255.1     $  180.3     $    --        $    --       $ 1,347.3
Elimination of intersegment sales          --           --           --           --          (157.2)        (157.2)
----------------------------------------------------------------------------------------------------------------------
Sales-including internal sales           911.9        255.1        180.3          --          (157.2)       1,190.1
----------------------------------------------------------------------------------------------------------------------
Segment income (loss)                    151.6         22.8         (2.3)        79.2          (22.0)         229.3
----------------------------------------------------------------------------------------------------------------------
Total assets at 6/30/01             $  3,441.9     $  608.1     $  375.5     $    --        $  364.4      $ 4,789.9
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

                                                    Coated       Forest
        Six Months Ended            Newsprint       Paper       Products       Other       Corporate &
          June 30, 2000              Division      Division     Division       Items       Eliminations      Total
----------------------------------------------------------------------------------------------------------------------

Sales-including internal sales      $    835.7     $  286.1     $  220.6     $    --        $     --       $ 1,342.4
Elimination of intersegment sales          --           --           --           --           (171.9)        (171.9)
----------------------------------------------------------------------------------------------------------------------
Sales-including internal sales           835.7        286.1        220.6          --           (171.9)       1,170.5
----------------------------------------------------------------------------------------------------------------------
Segment income (loss)                    102.2         62.3         17.8          3.3           (39.9)         145.7
----------------------------------------------------------------------------------------------------------------------
Total assets at 6/30/00             $  3,125.3     $  508.2     $  507.7     $    --        $   435.7      $ 4,576.9
----------------------------------------------------------------------------------------------------------------------

     In the second quarter of 2001, Bowater recognized a net pre-tax gain on the sale of assets of $85.0 million. This gain is primarily the result of the sale of a note receivable and recognition of deferred income (previously in Other Long-term Liabilities) related to a 1999 installment sale of timberlands. The pre-tax gain on this sale was $84.5 million ($19.2 million after tax and minority interest). Other net gains on assets sales of $0.5 million were recorded in the second quarter of 2001. In April 2001, Bowater reached a final settlement in connection with the sale of GNP to Inexcon. As a result, we recognized a $5.8 million pre-tax charge in the first quarter of 2001. For the first six months of 2000, the other item relates to a pre-tax gain on sale of fixed assets of $3.3 million.

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

     Bowater utilizes certain derivative instruments to enhance its ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those positions. We do not enter into contracts for speculative purposes; however, we do have commodity and currency option contracts that are not accounted for as accounting hedges. On the earlier of the date into which the derivative contract is entered or the date of transition, we designate the derivative as a cash flow hedge.

     A significant portion of our operating expenses is paid in Canadian dollars at our Canadian mill sites. To reduce our exposure to differences in the US and Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows at the Canadian mill operations.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Changes in the derivative fair values that are designated effective and qualify as cash flow hedges will be deferred and recorded as a component of "Accumulated other comprehensive income (loss)" until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from "Accumulated other comprehensive income (loss)" to the Consolidated Statement of Operations on the same line as the underlying transaction (cost of sales). The ineffective portion of a hedging derivative's change in fair value is recognized immediately in earnings.

     During the first six months of 2001, we recorded the change in value related to cash flow hedges amounting to a loss of $4.8 million ($3.0 million, after tax) in "Accumulated other comprehensive income (loss)." Of this amount, $3.1 million ($2.0 million, after tax) was reclassified from "Accumulated other comprehensive income (loss)" to earnings, which was offset by net gains on the items being hedged. During the first six months of 2001, with the exception of the time value element of the hedging instruments, amounts that related to the ineffectiveness of our hedging instruments were insignificant. We expect to reclassify a $3.1 million loss ($1.9 million, after-tax) from "Accumulated other comprehensive income
     (loss)" to earnings during the next twelve months as the hedged items affect earnings.

     We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. The maximum time period we have hedged transactions is two years. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The change in the time value of the contracts is reported in earnings as exchange gain (loss) and amounted to a loss of $4.5 million ($2.8 million, after tax) in the first half of 2001. When it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively.

     At June 30, 2001, we had $688.0 million of Canadian dollar contracts. Information regarding the carrying value, fair market value, and range of exchange rates of the contracts is summarized in the table below:

     -------------------------------------------------------------------------------------------------------
     (In millions)                                               Liability (Asset)
     -----------------------------------    Notional     ---------------------------------      Range Of
     Foreign Currency Exchange              Amount of        Carrying           Fair          US$/Canadian$
        Agreements                         Derivatives        Amount         Market Value     Exchange Rates
     -------------------------------------------------------------------------------------------------------
     Buy Currency:
     -------------------------------------------------------------------------------------------------------
         Canadian dollar
     -------------------------------------------------------------------------------------------------------
               Due in 2001                 $    193.0        $  (0.1)          $  (0.1)       .6565 - .6546
     -------------------------------------------------------------------------------------------------------
               Due in 2002                      357.0            3.1               3.1        .6545 - .6524
     -------------------------------------------------------------------------------------------------------
               Due in 2003                      138.0           (0.7)             (0.7)       .6524 - .6516
     -------------------------------------------------------------------------------------------------------
                    Total                  $    688.0        $   2.3           $   2.3        .6565 - .6516
     -------------------------------------------------------------------------------------------------------


     We also enter into certain commodity forward contracts that are not designated as accounting hedges. These derivative instruments are primarily intended to reduce volatility of prices for old newsprint and magazines. During the first six months of 2001, an after tax loss of $0.4 million was recognized in earnings relating to these derivatives. At June 30, 2001, we had commodity forward contracts with a notional amount of 21,000 tons of old newspapers and old magazines, a carrying value of $0.3 million and a fair market value of $0.3 million. These commodity forward contracts are due in 2001.

     In May 2001, we purchased $250 million of Canadian dollar option contracts to cover the cash portion of consideration to be paid to the shareholders of Alliance Forest Products Inc. (AFP) in connection with the pending acquisition of AFP by Bowater. Related to these options, we paid a premium of $0.6 million, which is being amortized over the life of the options. These options are due in August 2001. Subsequent to June 30, 2001, we settled the Canadian dollar options resulting in a pre-tax loss of approximately $0.4 million.

11. In the Consolidated Balance Sheet as of June 30, 2001, the line entitled "Accumulated other comprehensive income (loss)" includes $(1.7) million for cash flow hedges, $(17.2) million for pension plan additional minimum liabilities, $(8.1) million for foreign currency translation, and $7.5 million for taxes.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

12. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2001 presentation.

13. During the first six months of 2001, Bowater recognized a pre-tax charge of $5.5 million due to pine beetle damage to its woodlands. The continuing drought in the U.S. Southeast is contributing to conditions that allow the southern pine beetle to flourish and expand the range of its infestation. We have incurred pre-tax charges aggregating approximately $13.0 million over the past four quarters as a result of beetle damage. If there is no change in conditions, we may incur additional beetle damage.

14. In April 2001, Bowater announced the signing of a definitive agreement by which Bowater will acquire all of the outstanding shares of Alliance Forest Products Inc. (Alliance). Under the terms of the agreement, Bowater will pay C$13.00 in cash plus 0.166 shares of Bowater stock for each Alliance common share based upon the average trading price for twenty days prior to the agreement, which results in an implied per share value of C$26 for each Alliance common share. The acquisition will be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" and for accounting purposes, the transaction will be valued based on the price of Bowater's shares a few days before and after the transaction date. Alliance shareholders may choose to receive shares of Bowater common stock or Canadian-listed shares of a Bowater Canadian subsidiary, which are exchangeable, on a one-for-one basis, at any time into Bowater shares. The exchangeable shares have voting and dividend rights substantially equivalent to those of Bowater common shares. The aggregate value of the transaction, including assumed debt, is approximately C$1.2 billion (U.S. $770 million, as of April 2001). The boards of directors of both companies and the shareholders of Alliance have approved the transaction. Approvals have also been received from Canadian regulatory authorities. Bowater is currently responding to the United States Department of Justice's request for additional information. Subject to the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, Bowater now expects to close the purchase near the end of the third quarter of 2001. If the transaction does not close by September 30, 2001, Bowater or Alliance may terminate the transaction, without penalty, in accordance with the definitive agreement.

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

                              Results of Operations
                    Three Months Ended June 30, 2001, versus
                                  June 30, 2000

For the second quarter of 2001, Bowater had operating income of $139.7 million, compared to $88.0 million for the second quarter of 2000. Operating income for the second quarter of 2001 includes a net gain on asset sales of $85.0 million compared to a net gain on asset sales of $0.1 million for the second quarter of 2000. Excluding these asset sales, operating income decreased $33.2 million. Lower transaction prices for pulp ($43.5 million) and coated groundwood paper ($4.7 million) and higher selling, general and administrative expenses ($7.7 million) and higher operating costs ($14.8 million) account for the majority of this decrease. Higher transaction prices for newsprint ($40.3 million) and uncoated groundwood specialties ($2.0 million) partially offset this decrease. Operating costs were higher as a result of maintenance and market-related downtime ($22.3 million) and higher fuel ($3.4 million) and chemical costs ($6.4 million). These higher operating costs were partially offset by lower recovered paper prices ($7.2 million) and a favorable Canadian dollar exchange ($10.0 million).
    Net income for the second quarter of 2001 was $18.6 million, or $0.36 per diluted share, compared with net income of $33.7 million, or $0.63 per diluted share, in the second quarter of 2000. Sales for the second quarter of 2001 were $585.2 million compared with $607.6 million for the second quarter of 2000.
    Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

                            Product Line Information

Sales by Product
-----------------------------------------------------------------
                                         Three Months Ended
                                              June 30,
                                    -----------------------------
(Unaudited, in millions)                 2001          2000
-----------------------------------------------------------------

Sales:
   Newsprint                           $  366.7      $  327.6
   Market pulp                            100.7         147.5
   Coated groundwood                       74.3          83.6
   Uncoated groundwood specialties         32.1          26.5
   Lumber, timber and other wood
       products                            85.8         101.0
   Elimination of intersegment sales      (74.4)        (78.6)
                                    -----------------------------
              Total sales              $  585.2      $  607.6
-----------------------------------------------------------------

Newsprint Bowater's average transaction price for newsprint increased 12% in the second quarter of 2001 compared to the second quarter of 2000 and remained unchanged compared to the first quarter of 2001. Our shipments for the second quarter of 2001 were down slightly compared to same period last year due to the market and maintenance downtime taken in 2001 partially offset by the inclusion of the Grenada operations acquired in August 2000. During the second quarter of 2001, we took approximately 70,000 metric tons of downtime, of which 43,000 metric tons were market-related and the balance was related to maintenance. We plan to take an additional 80,000 metric tons of downtime in the third quarter of this year. Our newsprint inventory increased 19% compared to the second quarter of 2000. As the United States economy weakened in the second quarter, total United States newsprint demand and consumption declined. Newspaper advertising lineage declined for the first five months of 2001 compared to the same period a year ago. North American mill inventories and United States customer inventories of newsprint increased in June 2001 compared to June 2000. On both May 1, and July 1, 2001, Bowater adjusted its domestic prices downward by $25 per metric ton, thereby rescinding the $50 per metric ton increase announced March 1, 2001.

Market Pulp Bowater's average transaction price for market pulp decreased 31% in the second quarter of 2001 compared to the second quarter of 2000 and decreased 23% compared to the first quarter of 2001. Our shipments decreased 4% compared to the second quarter of 2000 and increased 24% compared to the first quarter of 2001. Our market pulp inventories decreased significantly during the second quarter to end the quarter with 17 days of supply. World pulp markets remained weak during the second quarter. NORSCAN producers (United States, Canada, Finland, and Sweden) took market-related downtime resulting in an 82% operating rate for the second quarter of 2001. Consequently, NORSCAN inventories decreased 128,000 metric tons during the second quarter to end the quarter with
1.8 million metric tons or 32 days of supply. Bowater took approximately 35,000 metric tons of market-related downtime during the second quarter and plans to take an additional 30,000 metric tons of downtime in the third quarter.

Coated Groundwood Bowater's average transaction price for coated groundwood decreased 6% in the second quarter of 2001 compared to the second quarter of 2000. Our coated groundwood shipments decreased 6% in the second quarter of 2001 compared to the same period a year ago. Magazine advertising decreased in the second quarter of 2001 compared to the second quarter of 2000 and while catalog mailings were flat, total weight (measured by standard A mail weight) decreased 4% compared to the same period a year ago. United States inventories returned to normal levels, decreasing from the higher levels of June 2000.

Lumber Bowater's average transaction price for lumber products increased 1% in the second quarter of 2001 compared to the second quarter of 2000. Overall, prices bottomed early in the year and improved steadily into the second quarter of 2001. Prices began to decline at the end of the quarter, but averaged higher than the first quarter of 2001. Market-related downtime taken at the Maniwaki Sawmill and downtime related to capital improvements taken at the Albertville Sawmill were offset by increased production at the recently modernized Oakhill Sawmill. Housing starts in the second quarter were strong with over 1.6 million units, in each month, on a seasonally adjusted basis. Actual housing starts increased 6% in the second quarter of 2001 compared to the same period last year.

Timber Bowater's average transaction price for timber decreased 13% in the second quarter of 2001 compared to the second quarter of 2000. Our timber product shipments decreased 36% in the second quarter of 2001 compared to the same period a year ago. We plan to sell approximately 250,000 acres of our United States timberlands and expect to complete the sale before the end of 2001. We have adjusted harvest activities in preparation for this sale. Continued weak timber markets also adversely affected timber sales in the U.S. South.

                             Divisional Performance

Sales by Division (1)
-----------------------------------------------------------
                                      Three Months Ended
                                           June 30,
                                   ------------------------
(In millions)                          2001         2000
-----------------------------------------------------------
Newsprint Division                   $ 457.4      $ 432.9
Coated Paper Division                  116.4        152.3
Forest Products Division                85.8        101.0
Corporate & eliminations               (74.4)       (78.6)
                                   ------------------------
    Total sales                      $ 585.2      $ 607.6
-----------------------------------------------------------

Operating Income (Loss) by Division (1)
------------------------------------------------------------
                                      Three Months Ended
                                           June 30,
                                  --------------------------
(In millions)                          2001         2000
------------------------------------------------------------
Newsprint Division                   $   70.5     $   63.6
Coated Paper Division                     4.3         37.3
Forest Products Division                 (3.1)         4.7
Other items                              85.0          0.1
Corporate & eliminations                (17.0)       (17.7)
                                  --------------------------
    Total operating income           $  139.7     $   88.0
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

Newsprint Division: Sales for the Division increased $24.5 million for the second quarter of 2001 compared to the second quarter of 2000. This increase is primarily the result of higher average transaction prices for newsprint ($38.5 million) and uncoated groundwood specialties (1.3 million) and higher shipments of newsprint ($10.7 million, which includes the acquisition of the Grenada operations with the other sites having lower shipments) and uncoated groundwood specialties ($2.4 million). This increase was partially offset by lower average transaction prices for market pulp ($32.7 million). See the previous discussion of product line results.
    Operating income for the second quarter of 2001 increased $6.9 million compared with operating income of $63.6 million for the second quarter of 2000. This increase is primarily the result of higher average transaction prices for newsprint ($38.5 million) and uncoated groundwood specialties ($1.9 million). This increase was partially offset by lower average transaction prices for market pulp ($32.7 million) and slightly higher operating costs ($1.5 million). Operating costs increased slightly in the second quarter of 2001 due to maintenance and market-related downtime ($9.9 million) and higher prices for fuel ($3.1 million) and chemicals ($2.2 million). This increase was partially offset by lower prices for recovered paper ($7.2 million) and a favorable Canadian dollar exchange rate ($10.0 million).

Coated Paper Division: Sales for the Division decreased $35.9 million, from $152.3 million for the second quarter of 2000 to $116.4 million for the second quarter of 2001. This decrease is due to lower average transaction prices for pulp ($10.8 million) and coated groundwood paper ($4.5 million) and lower shipments of newsprint ($11.7 million), market pulp (7.6 million) and coated groundwood ($6.2 million). This decrease was partially offset by higher average transaction prices for newsprint ($1.5 million) and uncoated groundwood specialties ($0.6 million). See the previous discussion of product line results.
    Operating income decreased $33.0 million from $37.3 million for the second quarter of 2000 to $4.3 million for the second quarter of 2001. This decrease was primarily the result of lower average transaction prices for market pulp ($10.8 million) and coated groundwood ($4.5 million), higher operating costs due to a biannual maintenance shut ($12.5 million), market-related downtime ($0.8 million) and higher prices for chemicals ($4.2 million). This decrease was partially offset by higher transaction prices for newsprint ($1.5 million) and uncoated groundwood specialties ($0.6 million).

Forest Products Division: Sales for the Division decreased $15.2 million from $101.0 million for the second quarter of 2000 to $85.8 million for the second quarter of 2001. This decrease is primarily the result of lower timber ($14.4 million) and lumber ($3.6 million) shipments partially offset by higher timber transaction prices ($2.3 million). See the previous discussion of product line results.
    Operating income for the Division decreased $7.8 million for the second quarter of 2001 compared to the second quarter of 2000. Lower timber shipments ($1.9 million) and higher operating costs ($6.9 million) partially offset by higher timber prices ($2.3 million) account for this decrease. Operating costs for the Division were higher in the second quarter of 2001 compared to the same period last year due to higher prices for timber cut from third party landowners ($4.5 million) and a charge for pine beetle damage ($3.4 million) offset partially by lower fertilization expenses ($1.0 million).
    The continuing drought in the U.S. Southeast is contributing to conditions that allow the southern pine beetle to flourish and expand the range of its infestation. Bowater has incurred charges aggregating approximately $13.0 million over the past four quarters as a result of beetle damage. If there is no change in conditions, we may incur additional beetle damage.

Other Items: In the second quarter of 2001, Bowater recognized a net pre-tax gain on the sale of assets of $85.0 million. This gain is primarily the result of the sale of a note receivable and recognition of deferred income (previously in Other Long-term Liabilities) related to a 1999 installment sale of timberlands. The pre-tax gain on this sale was $84.5 million ($19.2 million after tax and minority interest). In the second quarter of 2000, we sold timberlands resulting in a pre-tax gain of $0.1 million.

Corporate & Eliminations: The elimination of intersegment sales decreased $4.2 million, comparing the second quarter of 2001 to the second quarter of 2000. Corporate expenses decreased $0.7 million.

Interest and Other Income and Expenses

Interest expense for the second quarter 2001 increased $2.9 million over the same period in 2000. This increase was attributable to higher borrowings on our credit facility due to the acquisition of the Grenada operations in August 2000. Comparing the same periods, interest income decreased $1.0 million due to lower average cash balances.
    Also in the second quarter of 2001, Bowater recorded a foreign exchange loss of $11.4 million compared to a foreign exchange loss of $4.8 million during the second quarter of 2000. The majority of our exchange gain (loss) amounts is attributable to the change in currency exchange rates during the respective quarters.
    Bowater's effective tax rate for the second quarter of 2001 was 50.8% versus 39.0% for the prior year's second quarter. The higher rate in 2001 was the result of non-deductible foreign currency losses and the partially taxable dividend received as a result of the sale of a note receivable.
    Minority interests in the net income of subsidiaries for the second quarter of 2001 increased $29.2 million due primarily to the sale of a note receivable and recognition of deferred income (previously in Other Long-term Liabilities) related to a 1999 installment sale of timberlands.

                              Results of Operations
                     Six Months Ended June 30, 2001, versus
                                  June 30, 2000

For the first six months of 2001, Bowater had operating income of $229.3 million, compared to $145.7 million for the first six months of 2000. Operating income for the first half of 2001 includes a net gain on sale of assets of $79.2 million compared to a net gain on sale of assets of $3.3 million for the first half of 2000. Excluding these asset sales, operating income increased $7.7 million. Higher transaction prices for newsprint ($102.8 million) and uncoated groundwood specialties ($4.8 million) partially offset by lower prices for market pulp ($47.6 million) and coated groundwood ($2.4 million) and lower shipments ($6.2 million, primarily pulp) account for the majority of this increase. Higher operating costs as a result of maintenance and market-related downtime ($43.5 million) higher fuel ($7.4 million) and chemicals ($10.4 million) costs, and a charge for beetle damage ($5.5 million) were partially offset by lower prices for recovered paper ($7.6 million), a favorable Canadian dollar exchange rate ($21.7 million), and lower selling, general and administrative expenses ($8.3 million) primarily due to our stock-based compensation programs.
    Net income for the first six months of 2001 was $56.3 million, or $1.08 per diluted share, compared with net income of $50.9 million, or $0.95 per diluted share, for the first six months of 2000. Sales for the first half of 2001 were $1,190.1 million compared with $1,170.5 million for the first half of 2000.
    Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

                            Product Line Information

Sales by Product
-----------------------------------------------------------------
                                           Six Months Ended
                                               June 30,
                                      ---------------------------
(Unaudited, in millions)                  2001           2000
-----------------------------------------------------------------

Sales:
   Newsprint                            $   746.2     $   634.7
   Market pulp                              206.4         283.4
   Coated groundwood                        153.2         157.6
   Uncoated groundwood specialties           61.2          46.2
   Lumber, timber and other wood
       products                             180.3         220.4
   Elimination of intersegment sales       (157.2)       (171.8)
                                      ---------------------------
       Total sales                      $ 1,190.1     $ 1,170.5
-----------------------------------------------------------------

Newsprint For the first six months of 2001, Bowater's average transaction price for newsprint increased 16% compared to the first six months of 2000. On May 1, and July 1, 2001, Bowater adjusted its domestic prices downward by $25 per metric ton, thereby rescinding the $50 per metric ton increase announced March 1, 2001. We implemented price increases for our export newsprint markets during the first half of 2001. Our shipments of newsprint were slightly higher compared to shipments for the first six months of 2000, due primarily to the acquisition of the Grenada operations in August 2000. Total United States demand and consumption of newsprint decreased in the first six months of 2001 compared to the first six months of 2000. Both North American mill inventories and United States customer inventories increased, comparing the end of June 2001 levels to the end of June 2000. North American offshore exports and U.S. imports of newsprint decreased for the first half of 2001 compared to the first half of 2000.

Market Pulp The average transaction price for Bowater's market pulp for the first six months of 2001 decreased 19% compared to the first six months of 2000. Our shipments of market pulp decreased 12% over the year ago period. NORSCAN (United States, Canada, Finland, Norway and Sweden) market pulp shipments for the first six months of 2001 decreased compared to the first six months of 2000. NORSCAN producer pulp inventories ended the second quarter at 1.8 million metric tons, or 32 day supply, 60% higher than at the end of June 2000.

Coated Groundwood Bowater's average transaction price for coated groundwood paper decreased 2% in the first six months of 2001 compared to the first six months of 2000. Our shipments of coated groundwood paper were 1% lower compared to shipments for the six months of 2000. For the industry, United States coated groundwood paper shipments were 2% lower compared to the first half of 2000. Coated groundwood paper inventory held by the United States mills at the end of June 2001 decreased 10% compared to the end of June 2000. Magazine advertising pages and catalog mailings (measured by standard A mail weight) decreased compared to the first six months of 2000.

Lumber For the first six months of 2001, Bowater's average transaction price for lumber decreased 8% compared to the first six months of 2000. Shipments of lumber were down 28% compared to the first six months of 2000. Market-related curtailments and downtime for capital improvements resulted in lower shipments for the period.

Timber Bowater's shipments of timber products were down 25% in the first six months of 2001 compared to the first six months of 2000. We plan to sell approximately 250,000 acres of our United States timberlands and expect to complete the sale before the end of 2001. We have adjusted harvest activities in preparation for this sale. Continued weak markets have also adversely affected timber sales in the U.S. South. The average transaction price for timber decreased 9% from the year-ago period, primarily the result of weak timber markets in the South.

                             Divisional Performance

Sales by Division (1)
-----------------------------------------------------------
                                       Six Months Ended
                                           June 30,
                                   ------------------------
(In millions)                          2001         2000
-----------------------------------------------------------
Newsprint Division                  $   911.9    $   835.7
Coated Paper Division                   255.1        286.1
Forest Products Division                180.3        220.6
Corporate & eliminations               (157.2)      (171.9)
                                   ------------------------
    Total sales                     $ 1,190.1    $ 1,170.5
-----------------------------------------------------------

Operating Income (Loss) by Division (1)
-----------------------------------------------------------
                                       Six Months Ended
                                           June 30,
                                   ------------------------
(In millions)                          2001         2000
-----------------------------------------------------------
Newsprint Division                  $  151.6     $   102.2
Coated Paper Division                   22.8          62.3
Forest Products Division                (2.3)         17.8
Other items                             79.2           3.3
Corporate & eliminations               (22.0)        (39.9)
                                 --------------------------
    Total operating income          $  229.3     $   145.7
-----------------------------------------------------------

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated Paper Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in "Corporate & eliminations."

Newsprint Division: Sales for the Division increased $76.2 million for the first six months of 2001 compared to the first six months of 2000. This increase is primarily the result of higher average transaction prices for newsprint ($96.8 million) and uncoated groundwood specialties ($4.6 million) and higher newsprint shipments ($21.8 million, which includes the acquisition of the Grenada operations with the other sites having lower shipments). This increase was partially offset by lower pulp average transaction prices ($33.6 million) and shipments ($19.2 million). See the previous discussion of product line results.

    Operating income for the first six months of 2001 increased $49.4 million compared with operating income of $102.2 million for the first six months of 2000. Higher prices for newsprint ($96.8 million) and uncoated groundwood specialties ($3.4 million) partially offset by lower prices for market pulp ($33.6 million) account for the majority of this increase. Operating costs for the division increased in the six months of 2001 due to maintenance and market-related downtime ($28.9 million) and higher prices for fuel (6.9 million) and chemicals ($4.4 million). This increase was partially offset by lower recovered paper prices ($7.6 million) and a favorable Canadian dollar exchange rate (21.7 million).

Coated Paper Division: Sales for the Division decreased $31.0 million for the first six months of 2001 compared to the first six months of 2000, due to lower average transaction prices for market pulp ($14.1 million) and coated groundwood paper ($2.2 million) and lower shipments of newsprint ($13.2 million) and pulp ($12.1 million). This decrease was partially offset by higher transaction prices for newsprint ($5.9 million) and uncoated groundwood specialties ($2.2 million). See the previous discussion of product line results.
    Operating income decreased $39.5 million for the first six months of 2001 compared to the first six months of 2000. This decrease was primarily the result of lower transaction prices for market pulp ($14.1 million), lower shipments ($3.1 million, primarily newsprint and pulp) and higher operating costs due to a biannual maintenance shut ($12.5 million), market-related downtime ($3.0 million) and higher prices for chemicals ($6.0 million) and fuel ($0.8 million). This decrease was partially offset by higher transaction prices for newsprint ($5.9 million) and uncoated groundwood specialties ($2.2 million).

Forest Products Division: Sales for the Division decreased $40.3 million for the first six months of 2001 compared to the first six months of 2000. This decrease is primarily the result of lower lumber ($2.1 million) and timber ($6.3 million) transaction prices and lumber ($9.8 million) and timber ($22.6 million) shipments. See the previous discussion of product line results.
    Operating income for the Division decreased $20.1 million for the first six months of 2001 compared to the first six months of 2000, due primarily to lower lumber ($2.1 million) and timber ($6.3 million) transaction prices and lower timber shipments ($3.7 million). Operating costs for the Division were higher in the six months of 2001 compared to the same period last year due to a charge for pine beetle damage ($3.4 million). Operating costs were also negatively impacted by the startup of two recently modernized sawmills.
    The continuing drought in the U.S. Southeast is contributing to conditions that allow the southern pine beetle to flourish and expand the range of its infestation. Bowater has incurred charges aggregating approximately $13.0 million over the past four quarters as a result of beetle damage. If there is no change in conditions, we may incur additional beetle damage.

Other Items: In the second quarter of 2001, Bowater recognized a net pre-tax gain on the sale of assets of $85.0 million. This gain is primarily the result of the sale of a note receivable and recognition of deferred income (previously in Other Long-term Liabilities) related to a 1999 installment sale of timberlands. The pre-tax gain on this sale was $84.5 million ($19.2 million after tax and minority interest). In April 2001, we reached a final settlement in connection with the sale of GNP to Inexcon. As a result, we recognized a pre-tax charge of $5.8 million in the first quarter of 2001. In the first six months of 2000, we sold assets and timberlands resulting in a pre-tax gain of $3.3 million.

Corporate & Eliminations: The elimination of intersegment sales decreased $14.7 million, comparing the first half of 2001 to the first half of 2000. Corporate expenses decreased $17.9 million primarily due to credits recognized for stock-based compensation (12.1 million) in the first six months of 2001 and higher benefit costs ($6.7 million) in the first six months of 2000.

Interest and Other Income and Expenses

Interest expense for the first six months of 2001 increased $6.3 million over the same period in 2000. This increase was attributable to higher borrowings on our credit facility due to the acquisition of the Grenada operations in August 2000. Comparing the same periods, interest income decreased $1.1 million due to lower average cash balances.
     Also in the first half of 2001, Bowater recorded a foreign exchange loss of $6.6 million compared to a loss of $5.3 million during the first half of 2000. The majority of our exchange gain (loss) amounts is the change in currency exchange rates during the respective quarters.
    Bowater's effective tax rate for the first six months of 2001 was 43.7% compared to 40.1% for the first six months of 2000. The higher rate in 2001 was the result of non-deductible foreign currency losses and the partially taxable dividend received as a result of the sale of a note receivable.
    Minority interests in the net income of subsidiaries for the first six months of 2001 increased $34.4 million primarily due to the sale of a note receivable and recognition of deferred income (previously in Other Long-term Liabilities) related to a 1999 installment sale of timberlands.

                         Liquidity and Capital Resources

Bowater's cash and cash equivalents decreased $0.3 million to $19.7 million at June 30, 2001, from $20.0 million at December 31, 2000. We generated cash from operations of $180.3 million, generated $7.6 million of cash from investing activities, and used $188.2 million of cash for financing activities. Cash flow from operations, capital expenditures, the sale of a note receivable, dividends and payments of long-term debt account for most of our significant cash transactions during the first six months of 2001.

Cash from Operating Activities:
During the first six months of 2001, Bowater's operations generated $180.3 million of cash compared to $128.2 million of cash during the first six months of 2000, an increase of $52.1 million. Higher operating income and lower working capital needs accounted for the increase in 2001.

Cash from Investing Activities:
Cash generated by investing activities in the first half of 2001 totaled $7.6 million, compared with a use of $142.1 million during the six months of 2000. During the first six months of 2001, we received $122.6 million from the sale of a note receivable. Capital expenditures were $3.0 million higher than the previous year due primarily to the construction of a new fiber line at our Catawba location. In the first six months of 2000, we paid cash of $12.9 million on the maturity of Canadian dollar hedging contracts. For the first six months of 2001, the cash paid for the maturity of Canadian dollar hedging contracts is included under Cash from Operating Activities.
    We had no marketable securities transactions in the first six months of 2001 compared with net proceeds of $1.8 million in the first six months of 2000.
    Bowater plans to sell approximately 250,000 acres of its United States timberlands and expects to complete the sale before the end of 2001.

Cash from Financing Activities:
Cash used for financing activities was $188.2 million for the first six months of 2001 compared with $5.2 million generated during the first six months of 2000. During the first six months of 2001, Bowater received $4.6 million (net of payments of $454.6 million) from its short-term credit facilities. In June 2001, we reduced the amount of our 364-day credit facility from $750 million to $450 million, while retaining our $350 million, five-year facility. In the first six months of 2000, we had net proceeds from our short-term credit facilities of $153.1 million. Also in the first six months of 2001, we made payments on long-term borrowings amounting to $107.4 million. During the first six months of the prior year, we repurchased a portion of our 9.25% Debentures due 2002 for $20.8 million. Other payments on our long-term borrowings during the first quarter of 2000 were $10.1 million for a total of $30.9 million.
    Cash dividends paid in the first six months of 2001 increased $57.9 million from the prior year period primarily due to dividend payments to the minority shareholder of Calhoun Newsprint Company.
    During 1999, the Board of Directors authorized a new stock repurchase program allowing us to buy back up to 5.5 million shares of our outstanding common stock. We made no purchases under this program during the first six months of 2001. During the first six months of 2000, we have purchased 1.9 million shares at a cost of $92.1 million. Since the beginning of the program, we purchased 3.2 million shares at a total cost of $155.5 million.
    We continually consider various options for the use of our cash, including internal capital investments, share repurchases, investments to grow our businesses and additional debt reductions.

                               Pending Transaction

In April 2001, Bowater announced the signing of a definitive agreement by which Bowater will acquire all of the outstanding shares of Alliance Forest Products Inc. (Alliance). Under the terms of the agreement, Bowater will pay C$13.00 in cash plus 0.166 shares of Bowater stock for each Alliance common share based upon the average trading price for twenty days prior to the agreement, which results in an implied per share value of C$26 for each Alliance common share. The acquisition will be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" and for accounting purposes, the transaction will be valued based on the price of Bowater's shares a few days before and after the transaction date. Alliance shareholders may choose to receive shares of Bowater common stock or Canadian-listed shares of a Bowater Canadian subsidiary, which are exchangeable, on a one-for-one basis, at any time into Bowater shares. The exchangeable shares have voting and dividend rights substantially equivalent to those of Bowater common shares. The definitive agreement provides for a termination fee of U.S. $20 million (C$31.5 million) payable by Alliance under certain circumstances, and Alliance has agreed not to solicit or encourage any competing offers.
    The aggregate value of the transaction, including assumed debt, is approximately C$1.2 billion (U.S. $770 million, as of April 2001). The boards of directors of both companies and the shareholders of Alliance have approved the transaction.
    In order to consummate the cash portion of the acquisition, Bowater has arranged a $500 million 9-month bridge financing. Long-term notes or bonds are expected to replace the bridge financing.
    Alliance is an integrated company specializing in timber harvesting and forest management, as well as in the production and sale of newsprint, uncoated groundwood papers, pulp, lumber and related products. Alliance has operations in Canada and the United States. If the acquisition is consummated, Bowater will increase its annual newsprint, coated and specialty papers capacity to approximately 4.6 million metric tons. Annual lumber capacity will also increase to 1.0 billion board feet.
    Canadian regulatory agencies have approved the transaction. Bowater is currently responding to the United States Department of Justice request for additional information. Subject to the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, Bowater now expects to close the purchase near the end of the third quarter of 2001. If the transaction does not close by September 30, 2001, Bowater or Alliance may terminate the transaction, without penalty, in accordance with the definitive agreement.

                              Accounting Standards

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Bowater adopted this Standard on April 1, 2001, and accounts for transactions relating to the Standard in accordance with its provisions.
    In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. The Alliance acquisition will be accounted for under Statement 141. Under Statement 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but be tested for impairment at least on an annual basis in accordance with the provisions of Statement 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. Bowater is required to adopt the provisions of Statement 141 immediately. Bowater is required to adopt Statement 142 on January 1, 2002, except with regard to business combinations initiated prior to July 1, 2001. As of June 30, 2001, Bowater has unamortized goodwill in the amount of $854.9 million. Amortization expense for the three and six months ended June 30, 2001 was $6.0 million and $11.9 million, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligation." This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Statement 143 is effective for fiscal years beginning after June 15, 2002. Bowater will adopt the Statement effective January 1, 2003 and is currently assessing the impact on its operations.

Item 3.  Market Risk

Bowater's market risk disclosure included in its 2000 Form 10-K, Part II, Item 7A, is still applicable as of June 30, 2001. We have updated the disclosure concerning our Canadian dollar forward contracts and included additional disclosure on our commodity and currency option contracts, which is included in Footnote 10 in this Form 10-Q.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings.

         In January 2000, the Antitrust Division of the United States Department of Justice informed Bowater that it was conducting a review of possible anti-competitive practices in the North American newsprint industry. In June 2001, the Antitrust Division informed Bowater that it had concluded its review with no action being taken.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 9, 2001, at the Company's Annual Meeting of Shareholders, the following matter was submitted to a vote of the shareholders:

         A resolution electing the following class of directors for a term of three years: Arnold M. Nemirow (45,484,539 votes in favor; 64,193 votes withheld); Arthur R. Sawchuk (45,483,961 votes in favor; 64,771 votes withheld); and Cinda A. Hallman (45,476,620 votes in favor; 72,112 votes withheld). The names of each other director whose term of office as a director continued after the meeting are: Francis J. Aguilar, Richard Barth, Kenneth M. Curtis, Charles
J. Howard, James L. Pate and John A. Rolls.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits (numbered in accordance with Item 601 of
                  Regulation S-K):

         Exhibit No.    Description
         -----------    -----------

         10.1 Amendment No. 3 dated as of June 20, 2001, to the Five-Year Credit Agreement dated as of June 24, 1998, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

         10.2 Third Amended and Restated 364-Day Credit Agreement dated as of June 20, 2001, between Bowater
                        Incorporated, The Chase Manhattan Bank, as
                        Administrative Agent, and the lenders signatory thereto.

         10.3 Bridge Credit Agreement, dated as of July 2, 2001, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

         (b)      Reports on Form 8-K:

         On April 4, 2001, the Company filed a current report on Form 8-K dated April 2, 2001, disclosing the issuance of a press release announcing the signing of a definitive agreement by which the Company will acquire all of the outstanding shares of Alliance Forest Products Inc.

         On May 30, 2001, the Company filed Form 8-K/A as Amendment No. 1 to the Form 8-K dated April 2, 2001, disclosing the unaudited pro forma combined financial statements of the Company, which give effect to the anticipated acquisition of Alliance Forest Products Inc.

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



                                               BOWATER INCORPORATED

                                               By /s/  David G. Maffucci
                                                  -----------------------------
                                                  David G. Maffucci
                                                  Senior Vice President and
                                                  Chief Financial Officer



                                               By /s/  Michael F. Nocito
                                                  -----------------------------
                                                  Michael F. Nocito
                                                  Vice President and Controller





Dated:   August 14, 2001

                                INDEX TO EXHIBITS



         Exhibit No.    Description
         -----------    -----------

         10.1 Amendment No. 3 dated as of June 20, 2001, to the Five-Year Credit Agreement dated as of June 24, 1998, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.

         10.2 Third Amended and Restated 364-Day Credit Agreement dated as of June 20, 2001, between Bowater
                        Incorporated, The Chase Manhattan Bank, as
                        Administrative Agent, and the lenders signatory thereto.

         10.3 Bridge Credit Agreement, dated as of July 2, 2001, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto.