Form 10-K/A
period 2000-12-31
BOWATER INC
filed 2001-10-25
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

         The Calhoun Operations, one of the largest and most productive newsprint mills in North America, are located on the Hiwassee River in Tennessee. Under the management of Bowater, this facility operates five paper machines, which produced 750,000 metric tons of newsprint and uncoated groundwood specialties in 2000. Included at this facility is CNC's paper machine, which produced 215,000 metric tons of newsprint in 2000. CNC also owns a recycle fiber plant and a portion of the original thermomechanical pulp ("TMP") mill. Bowater owns the remainder of the original TMP facility. The TMP mill was expanded in 1998. This expansion is 100% owned by Bowater along with all the other assets at the site, which include a kraft pulp mill and other support equipment necessary to produce the finished product. Bowater manages and operates the entire facility. Pulp, other raw materials, labor and other manufacturing services are transferred between Bowater and CNC at agreed upon transfer costs.

         The Grenada Operations, acquired in August 2000, are located in Grenada, Mississippi. The facilities consist of a TMP mill and one paper machine with an annual capacity of 244,000 metric tons of newsprint. Other facilities include a waste treatment plant and a refuse boiler. The Grenada operations allow Bowater to better serve the growing Southwestern United States market, while enabling us to improve operating margins through better freight efficiencies at our other North American mills.

         The Mokpo Operations, located in the Daebul Industrial Complex on the southwest coast of South Korea, have one paper machine that produces recycled-content newsprint. This facility began production in late 1996 and is one of the lowest-cost newsprint mills in Asia. The mill produced approximately 245,000 metric tons of recycled newsprint in 2000. The facility also includes a recycling plant and ships its product, cost effectively from a nearby, public deep-sea docking facility.

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

         In 2000, Bowater sold newsprint to various related parties. During 2000, Bowater's joint venture partners purchased an aggregate of approximately 944,600 metric tons. No single customer, related or otherwise, accounted for 10% or more of Bowater's 2000 consolidated sales.

Coated Groundwood Paper

         Bowater is one of the largest producers of coated groundwood paper in the United States and North America, with an annual capacity of 418,000 short tons, or approximately 9% and 7% of the United States and North American capacity, respectively. In November 2000, we announced that we will be building a new coating plant in the mid-South region and another in the mid-Atlantic region to be completed in 2002. Our coated groundwood paper is primarily light weight coated paper and is used in magazines, catalogs, advertising pieces, direct mail pieces and coupons.

         Bowater manufactures a variety of coated paper grades on two paper machines at the Catawba Operations. Both machines utilize off-machine blade coaters and, in 2000, produced approximately 355,000 short tons of coated groundwood paper. The Catawba Operations also include a kraft pulp mill, a TMP mill and other support equipment required to produce the finished product.

         Bowater also operates a coating facility in Benton Harbor, Michigan. This site has one coater that converted approximately 37,000 short tons of uncoated basestock into approximately 44,000 short tons of coated paper during 2000. Improvements continue to be implemented to this facility to reach its practical capacity of approximately 60,000 short tons. Currently, this machine is operating at 85% of practical capacity.

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

         We manage our woodlands to maximize the return on invested capital in a manner consistent with good environmental stewardship and sustainable forest management. Our Upsalquitch forest in New Brunswick recently received ISO 14001 registration of its environmental management system. The ISO 14001 Environmental Management System (EMS) standard is recognized around the world as an effective independent approach to verifying forest management. Our customers and the general public are seeking assurances that the Forest Products Industry is managing the forest resource in a responsible and sustainable manner. Bowater is committed to achieving an ISO 14001 registration on all of our Woodlands operations. The New Brunswick forest is the first Bowater Woodlands operation to achieve an ISO 14001 registration. The remaining Bowater Woodlands operations are currently at various stages of the ISO 14001 registration process. Bowater subscribes to the American Forest & Paper Association's Sustainable Forestry Initiativesm.

         Our timberland base supplies a portion of the needs of our paper mills and sawmills and of many independently owned forest products businesses. We maintain our own nursery and contract with numerous other nurseries in order to replace trees harvested from our timberlands and from the timberlands of small private landowners. We typically will replace three trees for every two trees harvested. We also use harvest practices designed to promote natural regeneration on approximately 44% of the harvest area.

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

         Bowater operates three sawmills that produce construction grade lumber. Bowater Lumber Company produced 100.0 million board feet of lumber in 2000. It sells its lumber in the southeastern and mid-western United States. The Bowater Mersey Paper Company Limited Oakhill Sawmill, which produced 53.0 million board feet of lumber in 2000, sells to customers in eastern Canada and the northeastern United States. The Maniwaki Sawmill, which produced 72.0 million board feet of lumber in 2000, sells mainly to customers in eastern Canada. We distribute lumber by truck and rail. The Division continues to invest in sawmill projects producing financial returns that exceed our weighted average cost of capital, which we currently estimate to be 10%. These investments are being made to reduce operating costs, improve the fiber supply and lower the costs of our pulp and paper mills.

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

         Bowater purchases recovered paper from suppliers in the regions of its recycling plants. These suppliers collect, sort and bale the material before selling it to us, primarily under long-term contracts, with prices and quantities fluctuating according to market conditions. We are one of the largest purchasers of recovered paper in North America, purchasing approximately 1.0 million tons annually. No individual recovered paper supplier accounts for more than 10% of our annual recovered paper purchases.

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

Environmental Matters

         Information regarding environmental matters is included on page 15 of this report.

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

         Bowater has taken positive action to address concerns about municipal solid waste by constructing a recycled fiber plant at its Calhoun Operations. By the end of 2001, all of our pulp and paper mills will utilize process wastes to produce energy instead of sending the wastes to land-fills. Through acquisitions in 1998, we have four additional recycling plants located at the Mokpo, Gatineau, Ponderay, and Thunder Bay Operations. See "Recycling Capability" on pages 4-5 of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

         Statements that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-K, each of Bowater's annual reports to shareholders, Forms 10-K, 10-Q and 8-K, proxy statements, prospectuses and any other written or oral statement made by or on behalf of Bowater after the filing of this Form 10-K may include forward-looking statements including, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include (but are not limited to):

         o Industry cyclicality. Industry cyclicality resulting from changes in production capacity and in customer consumption patterns will affect changes in product prices, which will impact our profitability and cash flow. Depending on these factors, pricing for our principal products could change frequently and significantly.

         o Cost and availability of raw materials and energy. The prices we pay for energy, chemicals, wood fiber, recycled paper and other raw materials are volatile and may change rapidly, directly affecting our profitability. We are a major user of renewable natural resources, specifically water and wood fiber. As a result, significant changes in climate and agricultural disease or infestation could negatively impact us.

         o Changes in the economies of the United States and other countries in which our products are sold. We sell our products in North, Central and South America, Asia and Europe. The economic climate of each region has a significant impact on the demand for our products. Changes in regional economies can result in changes in prices and sales volume, directly affecting our profitability.

         o Competitive actions by other forest products companies. The markets for our products are all highly competitive. Actions by competitors can directly impact our ability to sell our products and can impact the prices at which our products are sold.

         o Changes in laws or regulations including those on environmental compliance. Each of our operations is subject to a variety of national and local laws and regulations, many of which deal with the environment. Changes in these laws or regulations have required in the past, and could require in the future, substantial expenditures for compliance.

         o Changes in economic factors including interest rates and currency exchange rates. We are exposed to changes in interest rates on some of our existing debt and all new debt issues. Changes in interest rates can increase or decrease the cost of our financing. Also, we sell a portion of our products in currencies other than the United States dollar and have manufacturing costs denominated in Canadian dollars and Korean won. Therefore, changes in currency exchange rates will impact our revenues and costs.


Item 6.  Selected Financial Data

         The following table summarizes selected historical financial information of Bowater Incorporated for each of the last eleven years. The selected financial information under the caption "Income Statement Data and Financial Position" shown below has been derived from Bowater's audited consolidated financial statements. This table should be read in conjunction with other financial information of Bowater, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included elsewhere herein.

                        Financial and Operating Record *

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
(In millions, except per-share amounts)                2000      1999 (1)      1998 (1)          1997      1996 (1)          1995
---------------------------------------------------------------------------------------------------------------------------------
Income Statement Data
Sales (8)                                     $     2,500.3  $    2,311.7  $    2,142.7  $    1,598.9  $    1,839.2  $    2,108.0
Operating income (loss) (2)                           363.3         244.0         162.1         136.5         399.3         521.4
Income (loss) from continuing operations
  before cumulative effect of changes in
  accounting principles and extraordinary
  charge (3)                                          159.4          78.7         (18.5)         53.7         204.1         258.2
Net income (loss)                                     159.4          78.7         (18.5)         53.7         200.2         246.9
Diluted earnings (loss) per common share               3.02          1.41         (0.44)         1.25          4.55          5.22
Dividends declared per common share (4)                0.80          0.80          0.80          0.80          0.80          0.60
---------------------------------------------------------------------------------------------------------------------------------
Product Sales Information
Newsprint (7)                                 $     1,421.5  $    1,282.2  $    1,108.8  $      730.8  $      845.3  $      841.6
Coated groundwood                                     330.3         311.8         391.0         337.7         356.3         463.8
Directory paper                                          --          89.4         173.5         178.9         183.9         162.4
Market pulp                                           546.3         434.2         272.1         172.7         154.3         233.3
Uncoated groundwood specialties                        98.1          52.1          49.3          44.0          38.0          41.2
Lumber and other wood products                        104.1         142.0         148.0         134.8         108.0         116.8
Communication papers                                     --            --            --            --         153.4         248.9
---------------------------------------------------------------------------------------------------------------------------------
                                              $     2,500.3  $    2,311.7  $    2,142.7  $    1,598.9  $    1,839.2  $    2,108.0
---------------------------------------------------------------------------------------------------------------------------------
Financial Position
Timber and timberlands                        $       265.2  $      283.2  $      472.8  $      394.0  $      395.7  $      430.4
Fixed assets, net                                   2,981.1       2,581.3       2,885.2       1,554.5       1,636.7       1,711.0
Total assets                                        5,004.1       4,552.2       5,092.0       2,745.8       2,865.5       2,908.2
Total debt                                          1,931.1       1,505.1       1,830.8         758.9         760.6         818.1
Total debt and redeemable preferred stock           1,931.1       1,505.1       1,830.8         758.9         785.4         867.8
Total capitalization (5)                            3,851.8       3,397.4       3,736.6       2,038.3       2,082.8       2,113.9
---------------------------------------------------------------------------------------------------------------------------------
Additional Information
Percent return on average common equity                8.9%          4.5%        (1.4)%          4.5%         18.6%         27.5%
Income from continuing operations as a
  percentage of sales                                  6.4%          3.4%        (0.9)%          3.4%         11.1%         12.2%
Total debt as a percentage of total
  capitalization (6)                                  48.6%         42.1%         46.3%         37.2%         36.5%         38.7%
Total debt and redeemable preferred stock as
    a percentage of shareholders' equity (6)         101.1%         85.0%         92.3%         65.8%         67.1%         79.2%
Effective tax rate                                    29.4%         45.9%        166.0%         37.0%         35.2%         39.4%
Cash flow from (used for) operations          $       416.6  $      147.0  $      274.1  $      195.6  $      336.2  $      607.7
Cash invested in fixed assets, timber and
   timberland                                 $       283.2  $      198.5  $      223.2  $       99.6  $      106.9  $       96.0
Book value - common shareholders' equity per
  common share                                $       34.84  $      33.10  $      32.31  $      27.99  $      27.97  $      24.52
Common stock price range                      $42.06-$59.00  $37.13-59.94  $32.81-59.56  $37.00-55.62  $31.75-41.25  $26.50-53.50
Sales (thousands of short tons)
    Newsprint (7)                                     2,863         2,847         2,160         1,482         1,446         1,402
    Coated groundwood                                   404           433           486           479           432           476
    Directory paper                                      --           125           226           228           211           229
    Market pulp                                         984         1,015           674           407           393           325
    Uncoated groundwood specialties                     175           102            90            83            64            60
Registered shareholders                               4,900         5,200         5,600         5,200         5,600         5,900
Employees                                             6,400         6,400         8,300         5,000         5,000         5,500
---------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
(In millions, except per-share amounts)               1994          1993          1992      1991 (1)          1990
------------------------------------------------------------------------------------------------------------------
Income Statement Data
Sales (8)                                     $    1,486.1  $    1,496.1  $    1,493.8  $    1,288.5  $    1,380.4
Operating income (loss) (2)                           85.2         (11.1)        (86.3)        103.7         174.9
Income (loss) from continuing operations
  before cumulative effect of changes in
  accounting principles and extraordinary
  charge (3)                                          (4.8)        (64.5)        (92.9)         45.6          87.4
Net income (loss)                                     (4.8)        (64.5)        (82.0)         45.6          78.4
Diluted earnings (loss) per common share             (0.59)        (1.84)        (2.34)         1.15          2.05
Dividends declared per common share (4)               0.60          0.60          1.20          1.20          1.20
------------------------------------------------------------------------------------------------------------------
Product Sales Information
Newsprint (7)                                 $      604.0  $      607.6  $      649.6  $      601.4  $      617.2
Coated groundwood                                    307.0         316.2         296.1         259.9         279.0
Directory paper                                      128.6         138.6          90.2            --            --
Market pulp                                          130.6          98.9         136.4         138.0         170.7
Uncoated groundwood specialties                       37.3          39.9          34.5            --            --
Lumber and other wood products                        87.9         103.1          79.5          34.3          32.6
Communication papers                                 190.7         191.8         207.5         254.9         280.9
------------------------------------------------------------------------------------------------------------------
                                              $    1,486.1  $    1,496.1  $    1,493.8  $    1,288.5  $    1,380.4
------------------------------------------------------------------------------------------------------------------
Financial Position
Timber and timberlands                        $      426.4  $      422.5  $      432.6  $      414.1  $      297.9
Fixed assets, net                                  1,785.0       1,750.7       1,821.7       1,858.8       1,604.7
Total assets                                       2,851.4       2,726.2       2,881.6       2,780.0       2,297.9
Total debt                                         1,118.5       1,120.2       1,134.3         864.5         498.2
Total debt and redeemable preferred stock          1,193.0       1,194.6       1,208.5         938.6         572.2
Total capitalization (5)                           2,222.5       2,071.8       2,186.4       2,061.7       1,694.5
------------------------------------------------------------------------------------------------------------------
Additional Information
Percent return on average common equity             (3.0)%        (8.6)%        (9.6)%          4.4%          7.9%
Income from continuing operations as a
  percentage of sales                               (0.3)%        (4.3)%        (6.2)%          3.5%          6.3%
Total debt as a percentage of total
  capitalization (6)                                 50.3%         54.1%         51.9%         41.9%         29.4%
Total debt and redeemable preferred stock as
    a percentage of shareholders' equity (6)        134.4%        163.1%        147.7%         99.6%         61.2%
Effective tax rate                                   70.0%         32.0%         37.0%         37.0%         37.0%
Cash flow from (used for) operations          $       80.9  $      (30.6) $      109.5  $      156.6  $      238.4
Cash invested in fixed assets, timber and
   timberland                                 $      216.1  $      121.8  $      139.5  $      159.7  $      214.1
Book value - common shareholders' equity per
  common share                                $      18.92  $      20.10  $      22.55  $      26.21  $      26.24
Common stock price range                      $20.50-29.38  $18.00-24.63  $17.63-27.25  $18.63-30.38  $16.13-28.50
Sales (thousands of short tons)
    Newsprint (7)                                    1,460         1,437         1,604         1,244         1,266
    Coated groundwood                                  453           454           447           346           352
    Directory paper                                    189           202           126            --            --
    Market pulp                                        300           312           318           317           300
    Uncoated groundwood specialties                     76            76            65            --            --
Registered shareholders                              6,600         7,300         8,200         9,500        14,000
Employees                                            6,000         6,600         6,900         7,200         5,100
------------------------------------------------------------------------------------------------------------------

* This table should be used in conjunction with the financial statements and notes to the financial statements.

1 In 2000, Bowater acquired the Newsprint South, Inc., paper mill. In 1999, we sold GNP. In 1998, we acquired Avenor Inc. and a South Korean newsprint mill. In 1996, we sold Star Forms. In 1991, we acquired GNP.

2 Net gain (loss) on sale of assets and capital taxes have been classified in operating income.

3 Extraordinary charge relates to debt retirements in 1996, 1995 and 1990. The changes in accounting principles relate to the adoption of SFAS No. 106 and SFAS No. 109 in 1992.

4  Dividends are declared quarterly.

5 Total capitalization includes total debt, minority interests in subsidiaries, redeemable preferred stock and shareholders' equity.

6 In 2000, 1999 and 1998, this ratio excludes the revaluation of Avenor's debt totaling $113.2 million, $128.6 million and $190.6 million, respectively.

7 Newsprint sales do not include shipments from the Ponderay Newsprint Company, an unconsolidated entity.

8 In the prior years, the Company presented both gross sales and sales net of distribution cost. In connection with the Company's adoption of Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of 2000, the presentation of sales on the Financial and Operating Record above was changed in 2000 to present only sales without netting distribution costs. Distribution costs have been reclassified as part of operating expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is useful in understanding Bowater's operating results, cash flows, and financial condition for the three years ended December 31, 2000. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Bowater's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Cautionary Statement Regarding Forward-Looking Information" below.


BUSINESS AND FINANCIAL REVIEW

Overview

Bowater is organized into four divisions: the Newsprint Division, the Coated Paper Division, the Pulp Division and the Forest Products Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division. Therefore, Bowater's financial results are collected, analyzed and reported through the Newsprint, Coated Paper and Forest Products Divisions.


NEWSPRINT DIVISION

The Newsprint Division operates eight manufacturing sites in the United States, Canada and South Korea. During 2000, the Division acquired a newsprint mill in Grenada, Mississippi. The principal product line at these manufacturing sites is newsprint, but several of the sites also produce market pulp and uncoated groundwood specialties. The Division is responsible for the worldwide marketing and sales of newsprint and uncoated groundwood specialties.


COATED PAPER DIVISION

The Coated Paper Division operates a manufacturing site that produces coated groundwood paper, newsprint, market pulp and uncoated groundwood specialties and a coating facility, both located in the United States. This Division is responsible for the marketing and sales of coated groundwood paper.


PULP DIVISION

The Pulp Division markets and distributes market pulp produced at the Calhoun, Tennessee; Catawba, South Carolina; and Thunder Bay, Ontario, sites. Financial results for the production and sale of market pulp are included in the Newsprint Division and the Coated Paper Division, depending upon which site manufactures the product.


FOREST PRODUCTS DIVISION

The Forest Products Division manages 1.8 million acres of timberland owned or leased in the United States and Canada and over 14 million acres of Crown-owned land in Canada on which Bowater has cutting rights. The Division also operates three softwood sawmills, supplies wood fiber to Bowater's pulp and paper production sites and markets timber and lumber in North America.


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


Results of Operations:
2000 Compared with 1999

Bowater's net income for 2000 was $159.4 million, or $3.02 per diluted share, compared with net income of $78.7 million, or $1.41 per diluted share, in 1999.

In 2000, Bowater began reporting all sales amounts before distribution costs. All prior-year amounts have been adjusted to conform to the new presentation.

Operating income in 2000 was $363.3 million on sales of $2.5 billion, compared with $244.0 million on sales of $2.3 billion in 1999. In 2000, operating income includes gain on sale of assets of $7.3 million compared to $225.4 million in 1999. Operating income for 1999 also includes a pre-tax impairment charge of $92.0 million. Excluding the impairment charge and the net gain on sale of assets, operating income increased $245.4 million. This increase was due to higher transaction prices for newsprint ($132.1 million), pulp ($125.4 million), coated groundwood paper ($39.0 million) and uncoated groundwood specialties ($8.5 million), and higher shipments of newsprint (due to the acquisition of the Grenada mill) and uncoated groundwood specialties. This increase was partially offset by lower lumber prices ($10.9 million), lower shipments of pulp and coated groundwood paper and higher general and administrative expenses ($33.9 million). Our operating costs were lower in 2000 compared with 1999 primarily due to less market-related downtime ($33.3 million). Costs were also reduced by the sale of Great Northern Paper, Inc. (GNP), which included two high-cost mills, offset by higher prices for recycled paper, fuel and power. Presented below is a discussion of each significant product line, followed by a discussion of the results of each of the divisions.


PRODUCT LINE INFORMATION:

Newsprint The newsprint markets improved during 2000. Bowater's average transaction price for newsprint increased 10% during the year. Our shipments were slightly higher compared with 1999 due to the acquisition of the Grenada mill and less market-related downtime, partially offset by the sale of GNP and the movement of newsprint to higher value-added specialty grades. Bowater's inventory of newsprint at the end of 2000 was lower than at the end of 1999. The United States economy grew approximately 5% in 2000, and Asian demand improved, recovering from the Asian economic crisis of 1997 and 1998. Total United States newsprint demand and consumption increased during 2000 compared with 1999. North American mill inventories, as well as customer inventories, declined from 1999 levels. North American exports of newsprint, constrained by tight domestic supply, grew modestly during the year. North American imports of newsprint declined significantly. The supply/demand picture for newsprint improved as industry capacity declined during the year because producers converted to higher value grades and closed high-cost facilities. Approximately one million tons of annual production capacity are expected to be removed from the North American market over the next two years. Given the strong newsprint market, we are increasing prices in all of our offshore markets by approximately $50 per metric ton in the first quarter of 2001, and we implemented an additional $50 per metric ton price increase, effective March 1, 2001, in the United States.

Uncoated Groundwood Specialties Compared with 1999, Bowater's average transaction price of uncoated groundwood specialties increased 9% in 2000. Our shipments also increased 72% as a result of the movement from newsprint to higher value-added specialty grades. Uncoated groundwood specialty grades are used mainly for fliers and newspaper inserts. This market is normally similar to the newsprint market in terms of pricing and demand.

Coated Groundwood The market for coated groundwood paper was solid throughout 2000. Bowater's 2000 average transaction price for coated groundwood paper was 13% higher than in 1999. Our shipments for 2000 were 7% lower compared with 1999 shipments. This decrease is primarily the result of the sale of GNP in 1999, partially offset with the production from our Nuway operations. United States shipments of coated groundwood paper increased slightly compared to 1999. End-use markets continued to grow with magazine advertising pages and catalog mailings (measured by standard A mail weight) increasing over 1999 levels. Inventories of the United States coated groundwood producers declined significantly in the first half of 2000 and then increased during the second half to end the year 26% higher than year end 1999. Although there was significant weakness in the coated free-sheet markets during the year, the impact on our coated paper grades was minimal.

Market Pulp 2000 was a strong year for market pulp. Bowater implemented three price increases: $30 per metric ton effective January 1, 2000, $40 per metric ton effective April 1, 2000, and $30 per metric ton effective July 1, 2000. Our average transaction price for market pulp increased 30% compared to 1999. Our shipments were down slightly compared to 1999 due to 25,000 metric tons of market-related downtime taken toward the end of the year. During the first half of the year, NORSCAN (United States, Canada, Finland, Norway and Sweden) shipments increased 2% from the corresponding 1999 level. During the second half of the year, market conditions began to weaken. NORSCAN shipments decreased compared to the second half of 1999 and were also down compared to the first half of 2000. Industry inventories increased to over 33 days supply, or 1.8 million metric tons. This trend has continued into the first quarter of 2001, and as a result, we have announced an additional 30,000 metric tons of market-related downtime during the first quarter.

Lumber Lumber markets were weak throughout 2000. United States housing starts were 1.6 million units in 2000, decreasing 4% from 1999. Bowater's average transaction price for lumber in 2000 was 16% lower than in 1999 with prices declining in each quarter of the year. The industry average price for structural framing lumber was at its lowest level since 1992. Shipments increased at each of our three sawmills; however, our overall shipments declined slightly in 2000 compared with 1999 due to the sale of a sawmill in March 1999.

Timber Bowater's average transaction price for timber declined 6% from 1999 levels. After accounting for the change in mix that resulted from the sale of timberlands in Maine, our prices for timber were basically flat in 2000 compared to 1999. Softwood sawtimber prices weakened slightly as a result of poor lumber markets; however, the impact on Bowater was minimized through aggressive merchandising and marketing efforts. Our shipments of timber declined 31% in 2000 as a result of the sale of over 2 million acres of timberland in 1999.

DIVISIONAL PERFORMANCE:

Sales by Division (1):
---------------------------------------------------------------------
(In millions)                               2000            1999
---------------------------------------------------------------------
Newsprint                                $ 1,827.2       $ 1,672.0
Coated Paper                                 586.9           499.2
Forest Products                              427.4           490.0
Corporate & other Eliminations              (341.2)         (349.5)
---------------------------------------------------------------------
Total sales                              $ 2,500.3       $ 2,311.7
---------------------------------------------------------------------

Segment Income (Loss) by Division (1):
---------------------------------------------------------------------
(In millions)                               2000            1999
---------------------------------------------------------------------
Newsprint                                $   291.4       $    53.1
Coated Paper                                 136.1            72.2
Forest Products                               17.9            44.9
Special items                                  7.3           133.4
Corporate & other Eliminations               (89.4)          (59.6)
---------------------------------------------------------------------
Total segment income                     $  363.3        $   244.0
---------------------------------------------------------------------

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated Paper Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in "Corporate & other eliminations."

The line titled "Total segment income" in the preceding table is equal to "Operating income" as presented in our Consolidated Statement of Operations.

Newsprint Division Sales increased during the year, from $1.7 billion to $1.8 billion, primarily as a result of the higher transaction prices for newsprint ($123.5 million), pulp ($98.4 million) and uncoated groundwood specialties ($7.4 million), as well as higher shipments of newsprint ($27.9 million) (due to the acquisition of the Grenada mill), pulp ($8.3 million) and uncoated groundwood specialties ($28.6 million), partially offset by lower shipments of directory paper ($89.3 million due to the sale of GNP in August 1999) and coated paper ($49.4 million). See the previous discussions of the newsprint and market pulp product line results. Segment income in 2000 increased $238.3 million from $53.1 million in 1999 to $291.4 million. This increase was due to the higher transaction prices for newsprint ($123.5 million), pulp ($98.4 million) and uncoated groundwood specialties ($7.4 million). Operating costs for the Division were lower in 2000 due to less market-related downtime ($33.3 million). Costs were also reduced by the sale of GNP's high-cost mills, offset by higher prices for recycled paper, power and fuel.

Coated Paper Division Sales increased $87.7 million in 2000 compared with 1999, from $499.2 million to $586.9 million, primarily the result of higher transaction prices for newsprint ($8.5 million), coated groundwood paper ($37.4 million) and pulp ($33.8 million), and higher shipments of coated groundwood ($30.4 million) and uncoated groundwood specialties ($19.3 million). This increase was partially offset by lower newsprint ($20.5 million) and market pulp ($21.0 million) shipments. See the previous discussions of the newsprint, coated groundwood and market pulp product line results. Segment income increased $63.9 million, from $72.2 million to $136.1 million, primarily the result of the higher transaction prices for newsprint ($8.5 million), coated groundwood paper ($37.4 million) and pulp ($33.8 million), partially offset by higher operating costs associated with fuel ($1.9 million) and chemicals ($7.1 million).

Forest Products Division Sales in 2000 decreased $62.6 million compared with 1999, from $490.0 million to $427.4 million. This decrease was due primarily to lower shipments of timber ($53.8 million) and lumber ($2.4 million) and lower transaction prices for lumber ($10.7 million) partially offset by higher prices for timber ($2.3 million). See the previous discussions of the lumber and timber product line results. Segment income decreased $27.0 million, from $44.9 million to $17.9 million, due to lower transaction prices for lumber ($10.7 million) and lower timber shipments ($7.2 million) due to the sale of over 2 million acres during 1999. These decreases were partially offset by higher transaction prices for timber ($2.3 million). Operating costs for the Division increased compared with 1999, primarily as a result of higher prices for timber cut from third party landowners ($4.3 million) and a charge of $7.8 million for pine beetle damage to our southern United States timberlands. The risk of additional pine beetle damage continues to exist. The Division is unable to determine, at this time, if this will have a material impact on its future operating results.

Special Items During 2000, Bowater sold fixed assets and timberlands resulting in a pre-tax gain of $7.3 million. During 1999, we sold over 2 million acres resulting in a pre-tax gain of $272.5 million. We also recorded a pre-tax impairment charge of $92.0 million, reducing the book value of our assets at GNP. In August 1999, we completed the sale of GNP, resulting in a pre-tax loss of $47.1 million.

Corporate & Other Eliminations The elimination of intersegment sales decreased $8.3 million in 2000 compared to 1999. Decreased sales volume between the divisions accounts for the majority of this decrease. General and administrative expenses for 2000 increased $29.8 million compared with 1999, primarily due to higher stock-based compensation charges ($16.8 million), benefit costs ($11.8 million) and professional fees ($2.5 million).


INTEREST AND OTHER INCOME AND EXPENSES:

Interest expense increased $8.5 million in 2000, from $126.7 million to $135.2 million, due to borrowings on our credit facility to fund the acquisition of the Grenada mill. Interest income increased $7.9 million, from $7.7 million in 1999 to $15.6 million in 2000, due to interest on notes receivable from a sale of timberland.

Other expense in 2000 was $4.5 million versus other income of $30.8 million in 1999. During 2000, Bowater incurred foreign exchange losses of $3.9 million compared with $33.4 million of foreign exchange gains in 1999. These gains and losses primarily relate to the effect of changes in Canadian dollar exchange rates on our Canadian dollar hedging program during the respective periods.


PROVISION FOR INCOME TAXES:

Bowater's effective tax rate in 2000 was 29% compared to 46% in 1999. The rate is lower in 2000 due to Canadian investment tax credits and tax saving initiatives generated and recorded in 2000. In addition, as the level of pre-tax income increases, the impact of non-deductible items on our effective tax rate, such as goodwill amortization, lessens.


FOURTH QUARTER OF 2000:

Net income in the fourth quarter of 2000 was $58.5 million, or $1.12 per diluted share, on sales of $657.9 million. This compares with net income in the fourth quarter of 1999 of $20.4 million, or $0.38 per diluted share, on sales of $562.9 million.

Operating income for the fourth quarter of 2000 was $99.0 million compared to $73.5 million for the fourth quarter of 1999. The increase of $25.5 million was due to higher newsprint, coated groundwood paper and market pulp prices, partially offset by lower market pulp shipments. During 2000, we implemented price increases for all three of these product lines and curtailed production of market pulp by 25,000 metric tons in the fourth quarter of 2000 in order to maintain optimal inventory levels. Selling, general and administrative expenses were higher in the fourth quarter of 2000 compared with the fourth quarter of 1999, due primarily to higher stock-based compensation charges.

In the fourth quarter of 2000, operating income included a gain on sale of assets of $3.9 million due to the sale of approximately 6,000 acres of timberlands in the southeastern United States. In the fourth quarter of 1999, operating income included $27.0 million of gain on sale of assets. Of this gain, $18.9 million related to the sale of timberlands, and $8.1 million related to closing adjustments on the sale of GNP, reducing the pre-tax loss previously recorded.

The effective tax rate for the fourth quarter of 2000 was significantly lower than the rate recorded in the fourth quarter of 1999 due to Canadian investment tax credits and tax saving initiatives generated and recorded in the fourth quarter of 2000.

Liquidity and Capital Resources: 2000 Compared with 1999

Bowater's cash, cash equivalents and marketable securities balance at year-end 2000 was $20.4 million, a decrease of $6.4 million from $26.8 million at year-end 1999.

Cash and cash equivalents decreased $4.7 million, from $24.7 million at year-end 1999 to $20.0 million at year-end 2000. Bowater generated $416.6 million of cash from operations and $295.0 million of cash from financing activities, while we used $716.3 million for investing activities. Aside from capital expenditures, our most significant investing activity was the acquisition of the Grenada mill for $382.2 million.


CASH FROM OPERATING ACTIVITIES:

Bowater generated cash of $416.6 million from operating activities in 2000, compared with $147.0 million in 1999. The increase of $269.6 million was primarily the result of higher operating income in 2000 due to higher average transaction prices for our newsprint, coated groundwood and market pulp products, and higher coated groundwood shipments. The 2000 operating cash flows include the activity of the Grenada mill for the period August 1, 2000, to December 31, 2000. Working capital needs were also lower in 2000 by $23.6 million.


CASH FROM INVESTING ACTIVITIES:

Cash used for investing activities in 2000 was $716.3 million versus a cash inflow of $258.7 million in 1999. In 2000, we acquired the Grenada mill for $382.2 million, purchased the Ignace sawmill for $4.7 million and invested $3.1 million in PaperExchange.com.

Capital expenditures in 2000 totaled $283.2 million, $84.7 million higher than 1999 capital expenditures of $198.5 million due to the construction of a recovery boiler at our Thunder Bay operations. Also in 2000, we refinanced assets previously leased at our Gatineau operations for $24.2 million. In July 2000, the Board of Directors approved a project to replace the entire fiber line at our Catawba, South Carolina, facility. This new fiber line will enable the mill to comply with new environmental rules (see "Environmental Items"), as well as improve overall operating efficiencies. Capital spending for the fiber line project will be approximately $175 million during the period 2001 to 2003. In November 2000, Bowater announced plans to convert the newsprint production at its Catawba operations to coated groundwood papers and to construct two additional Nuway sites, which will coat groundwood base sheets produced on Bowater machines that previously produced newsprint. As a result, our capital expenditure levels in 2001 will be approximately $300 million, still below projected levels of depreciation and amortization in 2001.

Cash paid on the maturity of hedging contracts in our Canadian dollar hedging program totaled $27.7 million in 2000 versus $37.4 million in 1999. Cash invested in marketable securities in 2000 was $50.7 million compared with $10.6 million in 1999, while cash from the maturity of marketable securities in 2000 was $52.5 million compared with $9.7 million in 1999.

During 1999, we completed the sale of 1.6 million acres of Maine timberlands resulting in net cash proceeds of $356.0 million. Also in 1999, Calhoun Newsprint Company (CNC) sold approximately 140,000 acres of timberlands in North

Carolina and South Carolina for $173.2 million (before expenses of $1.1 million). Bowater received $26.2 million in cash and $145.9 million in notes.

During 1999, we also completed the sale of GNP. We received net cash proceeds of $108.0 million and a note receivable of $10.0 million, and we assumed the GNP workers compensation and pension liabilities existing as of the closing date of the transaction. In addition to the note receivable, Bowater guaranteed payment for certain operating costs to one of GNP's suppliers. At the request of the buyer and other creditors, the note payment of $10.0 million was deferred from August to December 2000. Subsequently, Bowater consented to a revised payment schedule. Principal payments totaling $1.2 million were received through February 2001.

Several years ago, Bowater undertook an initiative to eliminate non-strategic assets, including non-strategic timberland tracts. Since 1996, we have sold approximately 2.3 million acres of timberlands throughout the United States and Canada, with cash proceeds totaling approximately $420.0 million. Currently, we own or lease 1.8 million acres of timberlands in the United States and Canada and have timber cutting rights on over 14 million acres in Canada. Our Forest Products Division periodically reviews timberland holdings and sells timberlands.


CASH FROM FINANCING ACTIVITIES:

Cash flow from financing activities was $295.0 million in 2000 compared with cash used for financing activities of $439.3 million in 1999. During 2000, Bowater had net borrowings of $470.0 million on its short-term credit facilities (primarily for the acquisition of the Grenada mill), while in 1999, we had net payments of $195.0 million. Also in 2000, we reduced our long-term borrowings by $30.9 million, which included the repurchase of an additional $19.8 million of our 9.25% Debentures. In 1999, we reduced our long-term borrowings by $27.6 million, which included a payment of $8.0 million on our 8.25% Notes and a repurchase of $13.9 million of our 9.25% Debentures. Also in 1999, we received cash proceeds of $32.8 million from revenue bonds issued by the Industrial Development Board of the County of McMinn, Tennessee, in conjunction with the modernization of our Calhoun, Tennessee, newsprint facility.

In 2000, we increased the amount of our 364-day credit facility from $150.0 million to $750.0 million, while retaining our $350.0 million, five-year facility.

Cash dividends in 2000 of $48.3 million were lower than those paid in 1999 by $12.3 million due to lower dividend payments to the minority shareholder of CNC.

In 1999, the Board of Directors authorized a stock repurchase program allowing us to repurchase up to 5.5 million shares of our outstanding common stock. As of December 31, 2000, we have purchased 3.1 million shares at a total cost of $155.5 million. In 2000, we purchased 2.1 million shares at a cost of $103.7 million. In 1999, we purchased 2.4 million shares of our common stock at a cost of $109.2 million under this program and a previously announced program, which was completed in 1999.

In February 1999, Bowater redeemed, for $26.4 million in cash, all of the remaining outstanding shares (and related 1.06 million depositary shares) of its 8.40% Series C Cumulative Preferred Stock, par value $1 per share. Also in February 1999, Bowater Pulp and Paper Canada Inc. (BPPCI) redeemed for cash all of its outstanding 7.50% Convertible Unsecured Subordinated Debentures, due February 8, 2004. Prior to redemption and at the option of each holder, each C$100 principal amount of the Debentures was convertible into either (1) 2.191 exchangeable shares of Bowater Canada Inc. (BCI, an indirect wholly owned subsidiary of Bowater) or (2) C$79.54 together with 1.0955 of the exchangeable shares. As a result of the redemption and conversions immediately prior to the redemption, BPPCI paid $65.9 million in cash, and BCI issued 1.4 million exchangeable shares.

We continually consider various options for the use of our cash, including internal capital investments, share repurchases, investments to grow our businesses and additional debt reductions.

Acquisitions and Dispositions

In August 2000, Bowater completed the acquisition of the Grenada mill for cash of $382.2 million (net of cash acquired and including fees and expenses) and the assumption of $8.8 million in debt. The mill has an annual production capacity of approximately 250,000 metric tons of newsprint. We accounted for the acquisition under the purchase method of accounting.

In November 2000, we acquired the Ignace sawmill, located in northern Ontario, for $4.7 million. Environmental due diligence was conducted on both these facilities and the aggregate potential liabilities assumed are not expected to exceed $250,000.

In October 2000, Bowater announced that it signed a preliminary Letter of Intent and began negotiations with Sepoong Corporation and its major creditor, Chohung Bank, to acquire the Sepoong paper mill located in Kunsan, South Korea. Negotiations continued during the balance of the year; however, in January 2001, we announced our decision to terminate these negotiations.

In March 1999, Bowater completed the sale of 981,000 acres of timberlands in the state of Maine and a sawmill for $216.5 million. In April 1999, we completed the sale of 650,000 acres of timberland in the state of Maine for $150.0 million. We recorded a pre-tax gain on these transactions of $253.7 million, or $2.81 per diluted share after tax.

In August 1999, we completed the sale of GNP for $250.0 million, consisting of cash ($108.0 million, net of expenses), a note ($10.0 million) and the assumption of the GNP workers compensation and pension liabilities existing as of the closing date of the transaction ($130.0 million). We recorded a pre-tax loss of $47.1 million, or $0.58 per diluted share, after tax, on the sale.

In November 1999, CNC sold 140,000 acres of timberlands in North Carolina and South Carolina for $173.2 million (before expenses of $1.1 million). We received $26.2 million in cash and $145.9 million in notes. We recorded the transaction as an installment sale and as of December 31, 1999, recorded a pre-tax gain of $17.4 million, or $0.09 per diluted share, after tax and minority interest.

Environmental Items

Bowater is subject to a variety of federal, state, provincial and local environmental laws and regulations in the jurisdictions in which it operates. We believe our operations are in substantial compliance with current applicable environmental laws and regulations.

In April 1998, the United States Environmental Protection Agency (EPA) promulgated new air and water quality regulations for the paper industry. These regulations, known as the "Cluster Rule," are aimed at further reductions of certain environmental emissions. Projects necessary for the Calhoun, Tennessee, facility to comply with this rule by April 16, 2001, have been completed. Bowater's Board of Directors approved a $175 million project to replace the fiber line at the Catawba, South Carolina, facility. This new fiber line will enable the mill to improve overall operating efficiencies, as well as comply with the Cluster Rule by meeting the more stringent parameters of Tier I of the EPA's Voluntary Advanced Technology Incentive Program, with a compliance date of April 16, 2004. Our project is scheduled for completion by September 2003.

The new $88 million kraft recovery boiler at the Thunder Bay, Ontario, facility is scheduled to be completed in the summer of 2001. This project will decrease the facility's rate of discharge for both air and particulate emissions, as well as improve mill operating efficiencies.

In addition to the projects mentioned above, we currently anticipate spending less than $30 million of capital per year for all of our facilities for the foreseeable future to maintain compliance with existing environmental regulations. Environmental regulations promulgated in the future could require substantial expenditures for compliance and could have a material impact on Bowater, in particular, and the industry in general.

Bowater currently has recorded $16.1 million for environmental liabilities. These liabilities are recorded at undiscounted amounts and are included in other long-term liabilities on the consolidated balance sheet. The $16.1 million represents management's estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in fact or assumptions not currently known to management. Approximately $14.0 million of the $16.1 million relates to two Canadian mills for costs primarily for soil remediation, air compliance and landfill closure.

As of December 31, 2000, Bowater has been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) of 1980, as amended, with respect to three sites in South Carolina. One site contained a small landfill on a timber tract sold to Bowater by a third party. The third party has remediated the site and continues to monitor the groundwater. Bowater has not been requested to contribute to the remediation costs. One site is a timber tract owned by CNC in which unknown third parties discarded several hundred steel drums containing small amounts of textile residue. This site has not yet been scheduled for remediation. The remaining site is a Superfund site where several parties, including Bowater, have been named as potentially responsible parties. The EPA has remediated the remaining Superfund site for a total cost of approximately $3.0 million and is currently determining how to allocate responsibility among the 120 potentially responsible parties. Bowater does not believe it will be liable for any significant amounts at these three sites.

Adoption of Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Standard requires a public company to recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. Bowater adopted this Standard on January 1, 2001. There were no transition amounts recorded relating to the adoption of the Standard; however, the Standard will allow us to utilize hedge accounting treatment on the portion of our Canadian dollar forward contracts deemed to be effective under the Standard. This change should reduce the amount of exchange rate volatility in our Statement of Operations in future periods compared with our accounting treatment of these contracts prior to the adoption of the Standard. During the fourth quarter of 2000, we completed our documentation related to the adoption of the Standard for the Canadian dollar forward contracts in place as of December 31, 2000.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Bowater is required to adopt this Standard on April 1, 2001, and will account for transactions relating to the Standard in accordance with its provisions. The Standard is applicable only to transactions occurring after the adoption date; however, certain disclosure requirements are effective as of December 31, 2000.

In October 2000, Bowater adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (the "SAB") regarding revenue recognition. Upon adoption of the SAB, there was no impact on our results of operations or financial condition.

Historical Reference: Results of Operations 1999 Compared with 1998

In 1999, Bowater began reporting "Net gain on sale of assets" and capital tax expense as components of operating income. Operating income in 1998 was adjusted to conform to the 1999 presentation. Operating income in 1999 was $244.0 million on sales of $2.3 billion, compared with $162.1 million on sales of $2.1 billion in 1998. The increase in 1999 operating income compared to 1998 was due to higher net gains on the sale of timberlands in 1999 of $225.4 million compared to $21.1 million in 1998, a pre-tax impairment charge of $92.0 million in 1999 compared to $119.6 million in 1998, higher transaction prices for market pulp ($24.7) and higher shipments of newsprint and pulp, partially offset by lower transaction prices for newsprint ($178.9 million) and coated groundwood paper products ($36.1 million) and lower coated groundwood paper shipments. Our operating costs were also lower in 1999 compared with 1998 due to the benefit of having the higher cost GNP mills out of our mix for a portion of the year and realizing certain acquisition-related synergies.

Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported Divisions.


PRODUCT LINE INFORMATION:

Newsprint For most of 1999 and 1998, the newsprint market was affected by an imbalance in supply and demand, caused in part by the financial and economic problems in Asia, which lowered demand from this region. North American shipments to this region decreased while, at the same time, Asian imports increased, creating an oversupply of newsprint in North America. As a result, Bowater's newsprint prices declined precipitously through the third quarter of 1999. We also reduced newsprint production by approximately 200,000 metric tons to correct an order book imbalance and to lower inventories. Later in the year, Asian demand increased, and North American exports of newsprint for 1999 improved 8% above 1998 levels. In addition, total United States demand and consumption of newsprint improved in 1999 compared with 1998. As a result of more favorable market conditions, effective October 1999, Bowater implemented a United States price increase and announced an additional increase of $50 per metric ton, effective April 1, 2000. We also increased export prices for newsprint in certain regions, effective January 1, 2000. Our shipments were 32% higher in 1999 versus 1998 as a result of the acquisitions in July 1998 of Avenor Inc. and a newsprint mill in South Korea. Our inventory of newsprint at the end of 1999 was lower than at the end of 1998.

Coated Groundwood During the first half of 1999, the market for coated groundwood paper was negatively impacted by an increased supply of competing printing and writing papers. Bowater's 1999 average transaction price for coated groundwood paper was 10% lower than in 1998. United States coated groundwood shipments increased during the second half of 1999 and were up strongly in the fourth quarter when compared with the fourth quarter of 1998. End-use markets continued to show strength with magazine advertising pages and catalog mailings (measured by standard A mail weight) increasing over 1998 levels. Inventories of the United States coated groundwood producers declined significantly in the second half of 1999. With improving market conditions, Bowater implemented price increases in the third quarter and an additional price increase of $60 per short ton effective October 1, 1999. Our shipments for 1999 were 11% lower compared with 1998 shipments, primarily as a result of the sale of GNP in August 1999. Our inventory of coated groundwood paper was slightly lower than 1998 levels.

Directory Paper Directory paper prices generally change similarly to newsprint pricing, but with a lag due to the contract nature of the directory business. Bowater's average transaction price for directory paper decreased 7% in 1999 compared with 1998. Shipments of our directory paper decreased 45% as a result of the sale of GNP in August 1999. Subsequent to the sale of GNP, we no longer produce or market directory paper.

Market Pulp World pulp markets continued to improve throughout the year, reflecting tight supply conditions and improved demand. NORSCAN (United States, Canada, Finland, Norway and Sweden) shipments of market pulp for 1999 increased 7% compared with 1998, and inventories declined to 1.1 million metric tons, or a 17-day supply. As a result of these strong market conditions, Bowater implemented several market pulp price increases throughout 1999 and announced additional price increases of $30 per metric ton effective January 1, 2000, and $40 per metric ton effective April 1, 2000. The average transaction price for our market pulp increased 6% compared with 1998. Our shipments increased 51% in 1999 compared with last year, primarily due to the acquisition of Avenor in July 1998. Our market pulp inventories declined significantly at the end of 1999 compared with the end of 1998.

Lumber United States demand for lumber was robust in 1999. Lumber pricing peaked at midyear, supported by 1999 housing starts of approximately 1.7 million units, the highest level since 1986. Prices stabilized in the fourth quarter, returning to beginning-of-year levels by the end of 1999. Bowater's average transaction price for lumber in 1999 was 4% higher than in 1998. Our shipments of lumber declined slightly due primarily to the sale of a sawmill in March 1999. This decrease was partially offset by higher production rates at our sawmills and the inclusion of production from the Avenor sawmill acquired in July 1998.

Timber Demand was mixed across Bowater's timber operations. Despite an increase in higher-value sawtimber, average transaction prices declined 8% compared with 1998 prices due to lower demand in the southeast United States timber markets and our sale of timberlands in the state of Maine. Shipments of our timber products increased 10% in 1999 compared with 1998 due to benefits from an increased focus on external sales and productivity gains through more intensive forest management practices.

DIVISIONAL PERFORMANCE:

Sales by Division (1)

-----------------------------------------------------------------------
(In millions)                               1999             1998
-----------------------------------------------------------------------
Newsprint                                $ 1,672.0       $  1,473.8
Coated Paper                                 499.2            502.5
Forest Products                              490.0            517.5
Corporate & other eliminations              (349.5)          (351.1)
-----------------------------------------------------------------------
Total sales                              $ 2,311.7       $  2,142.7
-----------------------------------------------------------------------


Segment Income (Loss) by Division (1)
-----------------------------------------------------------------------
(In millions)                               1999             1998
-----------------------------------------------------------------------
Newsprint                                $    53.1       $    157.5
Coated Paper                                  72.2            107.4
Forest Products                               44.9             44.1
Special items                                133.4            (98.5)
Corporate & other eliminations               (59.6)           (48.4)
-----------------------------------------------------------------------
Total segment income                     $   244.0       $    162.1
-----------------------------------------------------------------------

(1) Financial results for the production and the sale of market pulp are included in the Newsprint Division or the Coated Paper Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and the distribution of the product, and its administrative expenses are included in "Corporate & other eliminations."

The line titled "Total segment income" in the preceding table is equal to "Operating income" as presented in our Consolidated Statement of Operations.

Newsprint Division   Sales for the Division increased during the year, from $1.5 billion to $1.7 billion, primarily as a result of higher transaction prices for market pulp ($30.5 million) and higher newsprint ($347.8 million) and pulp ($113.3 million) shipments due to the acquisition of Avenor and a South Korean newsprint mill in July 1998, partially offset by the sale of GNP in August 1999. This increase was mostly offset by lower transaction prices for newsprint ($163.2 million) and lower coated ($67.7 million) and directory ($77.7 million) shipments. Since the sale of GNP in August 1999, the division no longer sells coated and directory paper. See the previous discussions of the newsprint, directory paper and market pulp product line results. Segment income in 1999 decreased $104.4 million, from $157.5 million in 1998 to $53.1 million. This decrease was due to lower transaction prices for newsprint ($163.2 million) and directory paper ($6.6 million). These decreases were offset by higher transaction prices for market pulp ($30.5 million), the sale of GNP in August 1999, which included two high-cost mills and the realization of acquisition synergies.

Coated Paper Division   Sales decreased $3.3 million in 1999 compared with 1998,
from $502.5 million to $499.2 million, primarily the result of lower transaction prices for newsprint ($18.6 million) and coated groundwood paper ($34.4 million). This decrease was partially offset by higher average prices for market pulp ($5.9 million) and increased shipments of market pulp ($20.1 million) and coated groundwood paper ($19.7 million, partially due to the acquisition of the Benton Harbor coating facility). See the previous discussions of the newsprint, coated groundwood and market pulp product line results. Segment income for the Division decreased $35.2 million, from $107.4 million to $72.2 million, primarily the result of lower transaction prices for newsprint ($18.6 million) and coated groundwood ($34.4 million), partially offset by higher average transaction prices for market pulp ($5.9 million) and increased sales volume.

Forest Products Division   Sales for the Division in 1999 decreased $27.5
million compared with 1998, from $517.5 million to $490.0 million. This decrease was due primarily to lower transaction prices for timber ($25.3 million) and lower shipments of timber ($13.4 million) and lumber. The decrease in lumber and timber shipments was primarily a result of the sale of a sawmill and timberlands in the states of Maine, North Carolina and South Carolina. These decreases were partially offset by higher lumber prices ($1.9 million) and increased sales of other wood products ($6.5 million). See the previous discussions of the lumber and timber product line results. Comparing the same periods, segment income increased $0.8 million. This increase was primarily the result of lower operating costs due to lower prices for timber cut from third party land ($27.3 million) and higher transaction prices for lumber ($1.9 million), partially offset by lower transaction prices for timber ($25.3 million) and higher fertilization expenses.

Special Items During 1999, Bowater recorded a pre-tax gain on sale of timberlands of $272.5 million, a pre-tax impairment charge of $92.0 million and a pre-tax loss of $47.1 million on the sale of GNP. Included in the 1998 results as a pre-tax impairment charge of $119.6 million and a pre-tax gain on sale of timberlands of $21.1 million.

Corporate & Other Eliminations Included in this category are general and administrative expenses, as well as limited market pulp sales from the Gold River pulp mill, which was permanently closed in February 1999. General and administrative expenses for 1999 increased $11.2 million compared with 1998, primarily due to the inclusion of the Pulp Division and other administration expenses resulting from the purchase of Avenor in July 1998.


INTEREST AND OTHER INCOME AND EXPENSES:

Interest expense increased 29% in 1999, from $98.4 million to $126.7 million, due to the increase in debt related to the Avenor acquisition. Interest income decreased from $17.5 million in 1998 to $7.7 million in 1999, due to lower average investment balances in 1999.

During 1999, Bowater incurred pre-tax foreign exchange gains of $33.4 million compared with $29.7 million of foreign exchange losses in 1998. These gains primarily relate to marking to market foreign exchange contracts in our Canadian dollar hedging program during 1999 as the Canadian dollar strengthened against the United States dollar. In 1998, we recorded a net pre-tax charge of $20.1 million related to currency options and forward contracts on the Canadian dollar and Korean won and recorded a charge of $15.0 million for a reserve against a long-term note receivable. All of these amounts are included on the line titled "Other, net" in the Consolidated Statement of Operations.


PROVISION FOR INCOME TAXES:

The effective tax rate in 1999 was 46%. This rate is lower compared with 1998 due to the lower level of profits in 1998. In 1999 and 1998, the effective tax rates were higher compared with prior years due to adjustments made to the tax provisions to reflect the non-deductibility of certain charges and allowances for tax benefits not expected to be realized.

Liquidity and Capital Resources: 1999 Compared with 1998

Bowater's cash, cash equivalents and marketable securities balance at year-end 1999 was $26.8 million, a decrease of $32.7 million from $59.5 million at year-end 1998.

Cash and cash equivalents decreased $33.6 million, from $58.3 million at year-end 1998 to $24.7 million at year-end 1999. Bowater generated $147.0 million of cash from operations and $258.7 million of cash from investing activities, while it used $439.3 million for financing activities. Aside from cash flow from operations, capital expenditures and changes in investments and borrowings, Bowater had several other significant cash transactions during 1999. Cash proceeds include $382.2 million from the sale of 1.8 million acres of timberlands in Maine, North Carolina and South Carolina and $108.0 million from the sale of GNP. Cash payments were made for the following purposes: (1) $37.4 million on the maturity of Canadian currency hedging contracts; (2) $15.9 million for quarterly dividends to the minority shareholder of CNC; (3) $65.9 million for the redemption of the 7.50% Convertible Unsecured Subordinated Debentures; (4) $26.4 million for the redemption of the remaining shares of 8.40% Series C Preferred Stock; and (5) $109.2 million for common stock purchases.


CASH FROM OPERATING ACTIVITIES:

Bowater generated cash of $147.0 million from operating activities in 1999, compared with $274.1 million in 1998. The decrease of $127.1 million in 1999 reflects lower operating income (excluding the gains from the sale of timberlands) in 1999 due to lower transaction prices for our newsprint and coated groundwood paper products. Working capital needs were also higher in 1999 by $46.9 million.


CASH FROM INVESTING ACTIVITIES:

Cash from investing activities in 1999 was $258.7 million versus a cash outflow of $408.0 million in 1998. Bowater had significantly different investing activities in 1999 versus 1998. In 1998, we acquired Avenor and a South Korean newsprint mill for a total cash outflow of $876.0 million and sold the Dryden white paper mill for proceeds of $532.5 million shortly after the Avenor acquisition. In 1999, we sold GNP, resulting in cash proceeds of $108.0 million, and 1.6 million acres of timberlands in the state of Maine for net proceeds of $356.0 million. An additional 140,000 acres of timberlands were sold in North Carolina and South Carolina for $173.2 million (before expenses of $1.1 million). We received cash of $26.2 million and recorded notes receivable of $145.9 million. In 1998, we sold 26,000 acres of timberlands resulting in proceeds of $30.9 million. Capital expenditures in 1999 totaled $198.5 million, $24.7 million lower than 1998 capital expenditures of $223.2 million. Capital expenditures were higher in 1998 due to the modernization of the Calhoun, Tennessee, newsprint facility. The total cost of the modernization was $150.0 million. Cash paid on the maturity of hedging contracts in our Canadian dollar hedging program totaled $37.4 million in 1999 versus $27.9 million in 1998. Also in 1998, we purchased Canadian dollar option contracts for the pending acquisition of Avenor for $22.7 million. Cash invested in marketable securities in 1999 was $10.6 million compared with $41.9 million in 1998, while cash from the maturity of marketable securities in 1999 was $9.7 million compared with $217.4 million in 1998.

Several years ago, Bowater undertook an initiative to eliminate non-strategic assets, including non-strategic timberland tracts. Since 1996, we have sold approximately 2.2 million acres of timberlands throughout the United States and Canada, with cash proceeds totaling approximately $415.0 million. Our Forest Products Division periodically reviews timberland holdings and sells timberlands considered to be non-strategic tracts.


CASH FROM FINANCING ACTIVITIES:

Cash flow used for financing activities was $439.3 million in 1999, $402.8 million higher than the amount spent in 1998. During 1999, Bowater made net payments of $195.0 million on its short-term credit facility while, in 1998, we had net borrowings of $206.3 million, which were used to partially fund the Avenor and South Korean newsprint mill acquisitions. In 1999, we also reduced our long-term borrowings by $27.6 million, which included a payment of $8.0 million on our 8.25% Notes and a repurchase of $13.9 million (including premium and accrued interest) of our 9.25% Debentures. In January 2000, we repurchased an additional $19.8 million of our 9.25% Debentures. In 1998, we repaid $91.1 million of our long-term borrowings, which included $75.9 million on our 10.25% Debentures. During 1999, we received cash proceeds of $32.8 million from revenue bonds issued by the Industrial Development Board of the County of McMinn, Tennessee, in conjunction with the modernization of our Calhoun, Tennessee, newsprint facility. A portion of the modernization costs qualified for tax exempt financing under Internal Revenue Service regulations. As a result we were able to obtain low cost, tax exempt financing to fund a portion of the $150.0 million modernization costs. Cash dividends in 1999 of $60.6 million were slightly lower than 1998.

In April 1999, Bowater completed its 1997 stock repurchase program, purchasing a total of 4.1 million shares at a cost of $165.1 million. Of this total, 1.4 million shares were purchased during 1999 at a cost of $57.4 million. In May 1999, the Board of Directors authorized a new stock repurchase program, allowing us to repurchase up to an additional 5.5 million shares. As of December 31, 1999, we purchased 1.0 million shares at a total cost of $51.8 million. In 1998, we purchased 2.4 million shares of our common stock at a total cost of $98.1 million under the previous stock repurchase program.

In February 1999, Bowater redeemed for $26.4 million in cash all of the remaining outstanding shares (and related 1.06 million depositary shares) of its 8.40% Series C Cumulative Preferred Stock, par value $1 per share. The Series C Stock was redeemed for cash of $100.56 per share of Series C Stock ($25.14 per depositary share), which is equal to $100 per share of Series C Stock ($25.00 per depositary share) plus accrued and unpaid dividends to, but not including, the redemption date.

Also in February 1999, Bowater Pulp and Paper Canada Inc. (BPPCI) redeemed for cash all of its outstanding 7.50% Convertible Unsecured Subordinated Debentures, due February 8, 2004. Prior to redemption and at the option of each holder, each C$100 principal amount of the Debentures was convertible into either (1) 2.191 exchangeable shares of Bowater Canada Inc. (BCI, an indirect wholly owned subsidiary of Bowater) or (2) C$79.54 together with 1.0955 of the exchangeable shares. As a result of the redemption and conversions immediately prior to the redemption, BPPCI paid $65.9 million in cash, and BCI issued 1.4 million exchangeable shares.


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

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements
                                                                         Page(s)
                                                                         -------
     Consolidated Statement of Operations for Each of the Years
         in the Three-Year Period Ended December 31, 2000..............      22
     Consolidated Balance Sheet at December 31, 2000 and 1999..........      23
     Consolidated Statement of Capital Accounts for Each of the Years
         in the Three-Year Period Ended December 31, 2000..............      24
     Consolidated Statement of Cash Flows for Each of the Years
         in the Three-Year Period Ended December 31, 2000..............      25
     Notes to Consolidated Financial Statements........................   26-49
     Management's Statement of Responsibility and Independent
         Auditors' Report..............................................   50-51

                Consolidated Statement of Operations

---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
(In millions, except per-share amounts)
Years ended December 31,                                                        2000            1999            1998
---------------------------------------------------------------------------------------------------------------------
Sales                                                                      $ 2,500.3       $ 2,311.7       $ 2,142.7
Cost of sales, excluding depreciation, amortization                          1,549.9         1,625.2         1,422.2
   and cost of timber harvested
Depreciation, amortization and cost of timber harvested                        295.2           300.2           229.6
Distribution costs                                                             166.6           177.0           147.7
Selling and administrative expense                                             132.6            98.7            82.6
Impairment of assets                                                               -            92.0           119.6
Net gain on sale of assets                                                       7.3           225.4            21.1
---------------------------------------------------------------------------------------------------------------------
       Operating income                                                        363.3           244.0           162.1
Other expense (income):
       Interest income                                                         (15.6)           (7.7)          (17.5)
       Interest expense, net of capitalized interest                           135.2           126.7            98.4
       Other, net                                                                4.5           (30.8)           65.6
---------------------------------------------------------------------------------------------------------------------
       Income before income taxes and minority interests                       239.2           155.8            15.6
Provision for income tax expense                                                70.3            71.5            25.9
Minority interests in net income of subsidiaries                                 9.5             5.6             8.2
---------------------------------------------------------------------------------------------------------------------
       Net income (loss)                                                       159.4            78.7           (18.5)
Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustments                                 (1.4)            2.8            (4.1)
       Minimum pension liability adjustments,
           net of taxes of $0.9, $5.0 and $(6.0), respectively                   1.7             7.8            (9.3)
---------------------------------------------------------------------------------------------------------------------
       Comprehensive income (loss)                                         $   159.7       $    89.3       $   (31.9)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Earnings per share:
Basic earnings per common share:
    Net income (loss)                                                      $    3.05       $    1.43       $   (0.44)
---------------------------------------------------------------------------------------------------------------------
    Average common shares outstanding                                           52.3            54.2            47.6
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share:
    Net income (loss)                                                      $    3.02       $    1.41       $   (0.44)
---------------------------------------------------------------------------------------------------------------------
    Average common and common equivalent shares outstanding                     52.8            55.0            47.6
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                           Consolidated Balance Sheet

----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
(In millions, except share amounts)
At December 31,                                                                                              2000            1999
----------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                                         $    20.0       $    24.7
      Marketable securities                                                                                   0.4             2.1
      Accounts receivable, net                                                                              380.8           314.3
      Inventories                                                                                           161.9           145.4
      Other current assets                                                                                   52.5            46.0
----------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                             615.6           532.5
----------------------------------------------------------------------------------------------------------------------------------
      Timber and timberlands                                                                                265.2           283.2
      Fixed assets, net                                                                                   2,981.1         2,581.3
      Notes receivable                                                                                      147.1           146.0
      Goodwill                                                                                              866.8           870.6
      Other assets                                                                                          128.3           138.6
----------------------------------------------------------------------------------------------------------------------------------
           Total assets                                                                                 $ 5,004.1       $ 4,552.2
==================================================================================================================================

Liabilities and shareholders' equity
Current liabilities:
      Current installments of long-term debt                                                            $   141.4       $    35.5
      Short-term bank debt                                                                                  485.0            15.0
      Accounts payable and accrued liabilities                                                              314.7           336.4
      Dividends payable                                                                                      10.3            10.9
----------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                        951.4           397.8
----------------------------------------------------------------------------------------------------------------------------------
      Long-term debt, net of current installments                                                         1,304.7         1,454.6
      Other long-term liabilities                                                                           319.2           326.1
      Deferred income taxes                                                                                 508.1           481.4
      Minority interests in subsidiaries                                                                    123.6           121.5
      Commitments and contingencies                                                                             -               -
Shareholders' equity:
      Common stock, $1 par value. Authorized 100,000,000 shares; issued 61,913,626
           and 60,828,440 shares at December 31, 2000 and 1999, respectively                                 61.9            60.8
      Exchangeable shares, no par value. Unlimited shares authorized; outstanding and held by
           non-affiliates 1,304,541 and 2,164,377 at December 31, 2000 and 1999, respectively                63.5           105.4
      Additional paid-in capital                                                                          1,367.1         1,315.4
      Retained earnings                                                                                     809.6           691.8
      Accumulated other comprehensive income (loss)                                                         (18.0)          (18.3)
      Loan to ESOT                                                                                              -            (0.7)
      Treasury stock at cost, 11,635,850 and 9,512,499 shares at December 31, 2000
           and 1999 respectively                                                                           (487.0)         (383.6)
----------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                                     1,797.1         1,770.8
----------------------------------------------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                                                   $ 5,004.1       $ 4,552.2
==================================================================================================================================

See accompanying notes to consolidated financial statements.

                   Consolidated Statement of Capital Accounts

----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
                                               Series C                                              Accumulated
                                              Cumulative                      Additional               Other
                                              Preferred  Common  Exchangeable  Paid-in   Retained  Comprehensive  Loan to Treasury
(In millions, except share amounts)             Stock     Stock     Shares     Capital   Earnings  Income (Loss)    ESOT    Stock
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                   $ 25.5    $ 44.9    $     -     $ 563.1    $ 717.0    $ (15.5)     $ (4.5)  $(176.3)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                            -         -          -           -      (18.5)         -           -         -
New issuance of stock (12,301,286 common and
      3,773,547 exchangeable shares)                -      12.3      183.6       586.4          -          -           -         -
Retraction of exchangeable shares (1,503,022
      common shares issued and exchangeable
      shares retracted)                             -       1.5      (73.1)       71.6          -          -           -         -
Debt conversions to exchangeable shares
      (5,505 shares)                                -         -        0.3           -          -          -           -         -
Dividends on:
      Common ($0.80 per share)                      -         -          -           -      (38.9)         -           -         -
      Series C ($8.40 per share)                    -         -          -           -       (2.2)         -           -         -
Reduction in loan to ESOT                           -         -          -           -          -          -         1.9         -
Foreign currency translation                        -         -          -           -          -       (4.1)          -         -
Stock options exercised (249,800 shares)            -       0.3          -         6.5          -          -           -         -
Tax benefit on exercise of stock options            -         -          -         2.6          -          -           -         -
Pension plan additional minimum
      liability, net of tax benefit of $6.0         -         -          -           -          -       (9.3)          -         -
Purchase of common stock (2,441,100 shares)         -         -          -           -          -          -           -     (98.1)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                   $ 25.5    $ 59.0    $ 110.8   $ 1,230.2    $ 657.4    $ (28.9)     $ (2.6)  $(274.4)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                          -         -          -           -       78.7          -           -         -
New issuance of exchangeable shares
     (1,359,620 shares)                             -         -       66.2           -          -          -           -         -
Retraction of exchangeable shares (1,471,273
     common shares issued and exchangeable
     shares retracted)                              -       1.5      (71.6)       70.1          -          -           -         -
Redemption of Series C preferred stock
     (264,318 shares)                           (25.5)        -          -           -       (0.9)         -           -         -
Dividends on:
      Common ($0.80 per share)                      -         -          -           -      (43.3)         -           -         -
      Series C ($0.56 per share)                    -         -          -           -       (0.1)         -           -         -
Reduction in loan to ESOT                           -         -          -           -          -          -         1.9         -
Foreign currency translation                        -         -          -           -          -        2.8           -         -
Stock options exercised (375,169 shares)            -       0.3          -        10.4          -          -           -         -
Tax benefit on exercise of stock options            -         -          -         4.7          -          -           -         -
Pension plan additional minimum
      liability, net of taxes of $5.0               -         -          -           -          -        7.8           -         -
Purchase of common stock (2,468,969 shares)         -         -          -           -          -          -           -    (109.2)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   $    -    $ 60.8    $ 105.4   $ 1,315.4    $ 691.8    $ (18.3)     $ (0.7)  $(383.6)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                          -         -          -           -      159.4          -           -         -
Retraction of exchangeable shares (859,836
      common shares issued and exchangeable
      shares retracted)                             -       0.9      (41.9)       41.0          -          -           -         -
Dividends on:
      Common ($0.80 per share)                      -         -          -           -      (41.6)         -           -         -
Reduction in loan to ESOT                           -         -          -           -          -          -         0.7         -
Foreign currency translation                        -         -          -           -          -       (1.4)          -         -
Stock options exercised (225,350 shares)            -       0.2          -         6.6          -          -           -         -
Tax benefit on exercise of stock options            -         -          -         1.9          -          -           -         -
Pension plan additional minimum
      liability, net of taxes of $0.9               -         -          -           -          -        1.7           -         -
Stock option compensation                           -         -          -         2.2          -          -           -         -
Treasury stock used for dividend reinvestment
      plans (2,549 shares)                          -         -          -           -          -          -           -       0.3
Purchase of common stock (2,125,900 shares)         -         -          -           -          -          -           -    (103.7)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                   $    -    $ 61.9    $  63.5   $ 1,367.1    $ 809.6    $ (18.0)     $    -   $(487.0)
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                Consolidated Statement of Cash Flows

-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
(In millions)
Years ended December 31,                                                         2000          1999         1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                            $  159.4      $   78.7     $  (18.5)
Adjustments to reconcile net income to net cash provided by
      operating activities:
      Depreciation, amortization, and cost of timber harvested                  295.2         300.2        229.6
      Deferred income taxes                                                      32.9           5.5        (33.3)
      Minority interests in net income of subsidiaries                            9.5           5.6          8.2
      Net gain on sale of assets                                                 (7.3)       (225.4)       (21.1)
      Write-down of assets due to impairment                                        -          92.0        119.6
      Write-down of option contracts                                                -             -         22.7
      Reserve for long-term note receivable                                         -             -         15.0
      Changes in working capital:
          Accounts receivable, net                                              (53.6)         12.8          5.2
          Inventories                                                            (7.6)          5.9         13.8
          Accounts payable and accrued liabilities                                5.1        (110.8)       (39.3)
          Income taxes payable                                                  (15.4)         (3.0)       (27.9)
      Other, net                                                                 (1.6)        (14.5)         0.1
-------------------------------------------------------------------------------------------------------------------
          Net cash from operating activities                                    416.6         147.0        274.1
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Business acquisitions                                                    (390.0)            -       (876.0)
      Cash invested in fixed assets, timber and timberlands                    (283.2)       (198.5)      (223.2)
      Purchase of assets previously leased                                      (24.2)            -            -
      Business dispositions                                                         -         108.0        532.5
      Disposition of fixed assets, timber and timberlands                         7.0         387.5         33.8
      Cash invested in option contracts                                             -             -        (22.7)
      Cash paid on maturity of hedging contracts                                (27.7)        (37.4)       (27.9)
      Cash invested in marketable securities                                    (50.7)        (10.6)       (41.9)
      Cash from maturity of marketable securities                                52.5           9.7        217.4
-------------------------------------------------------------------------------------------------------------------
          Net cash from (used for) investing activities                        (716.3)        258.7       (408.0)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Cash dividends, including minority interests                              (48.3)        (60.6)       (62.1)
      Purchase of common stock                                                 (103.7)       (109.2)       (98.1)
      Short-term financing                                                      979.5         284.1        766.3
      Short-term financing repayments                                          (509.5)       (479.1)      (560.0)
      Long-term financing                                                         0.4          32.8            -
      Purchases/payments of long-term debt                                      (30.9)        (27.6)       (91.1)
      Stock options exercised                                                     6.8          10.7          6.8
      Redemption of Series C and LIBOR preferred stock                              -         (26.4)           -
      Redemption of 7.50% Convertible Unsecured Subordinated Debentures             -         (65.9)           -
      Other                                                                       0.7           1.9          1.7
-------------------------------------------------------------------------------------------------------------------
          Net cash from (used for) financing activities                         295.0        (439.3)       (36.5)
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                        (4.7)        (33.6)      (170.4)
Cash and cash equivalents:
      Beginning of year                                                          24.7          58.3        228.7
-------------------------------------------------------------------------------------------------------------------
      End of year                                                            $   20.0      $   24.7     $   58.3
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
      Interest, including capitalized interest of $3.5, $ 4.9 and $4.5       $ (139.2)     $ (133.6)    $  (82.1)
      Income taxes                                                           $  (36.4)     $  (51.8)    $  (61.6)
Noncash investing and financing activity:
      Conversion of 7.50% Convertible Unsecured Subordinated Debentures
      into exchangeable shares                                               $      -      $   66.2     $      -
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                              BOWATER INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Summary of Significant Accounting Policies


BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (Bowater). These financial statements are expressed in United States dollars except where noted and have been prepared in accordance with United States generally accepted accounting principles. All consolidated subsidiaries are wholly owned with the exception of the following:

                                                                Percent
                                                               Ownership

      Bowater Maritimes Inc.                                       67

      Calhoun Newsprint Company (CNC)                              51

      Bowater Mersey Paper Company Ltd.                            51


All significant intercompany transactions and balances have been eliminated.

Bowater also has a 40% interest in and is managing partner for an unconsolidated entity, Ponderay Newsprint Company, which is accounted for using the equity method.


CASH EQUIVALENTS:

Cash equivalents generally consist of direct obligations of the United States and Canadian governments and their agencies, investment-grade commercial paper and other short-term investment-grade securities with original maturities of three months or less. These investments are stated at cost, which approximates market value.


MARKETABLE SECURITIES:

Marketable securities generally consist of direct obligations of the United States and Canadian governments and their agencies, investment-grade commercial paper and other short-term investment-grade securities with original maturities of greater than three months but less than one year. These investments are considered to be held-to-maturity securities and are, therefore, stated at cost, which approximates market value.


DERIVATIVE FINANCIAL INSTRUMENTS:

Bowater manages certain foreign currency risks through the use of derivative financial instruments that may include forward exchange contracts and currency options. For derivative instruments designated as hedges and having a high correlation with the underlying exposures, gains and losses from changes in derivative fair values are deferred. Gains or losses upon settlement of derivative positions when the underlying transaction occurs are recognized in the Consolidated Statement of Operations. For derivative instruments lacking high correlation characteristics necessary to qualify as hedges, gains and losses from changes in derivative fair values are recognized in the Consolidated Statement of Operations upon remeasurement at the close of each reporting period. Amounts receivable or payable from derivative financial instruments would be reported as "Other assets" or "Accounts payable and accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheet. Bowater's derivatives have various terms, none of which exceeds two years. We do not use derivatives for trading purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133,

"Accounting for Derivative Instruments and Hedging Activities," as amended. This Standard requires a public company to recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. Bowater adopted this Standard on January 1, 2001. There were no transition amounts recorded upon adoption of the Standard.


INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined by using the average cost and last-in, first-out (LIFO) methods.


TIMBER AND TIMBERLANDS:

The acquisition cost of land and timber, property taxes, lease payments, site preparation and other costs related to the planting and growing of timber are capitalized. Capitalization policies are consistent prior to and during harvesting. Such costs, excluding land, are charged against revenue at the time the timber is harvested, based upon annually determined depletion rates, and are included in the line titled "Depreciation, amortization and cost of timber harvested" in the Consolidated Statement of Operations. Depletion rates are determined based on the capitalized costs and the total timber volume based on the current stage of the growth cycle.


FIXED ASSETS AND DEPRECIATION:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed generally on the straight-line basis. Repairs and maintenance are charged to operations as incurred. Bowater capitalizes interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.


IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:

Bowater accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.


GOODWILL:

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited and does not exceed 40 years. Bowater assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.


INCOME TAXES:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. Bowater has not provided income taxes on the undistributed earnings of certain of its subsidiaries, as it has specific plans for the reinvestment of such earnings.

FOREIGN OPERATIONS:

Financial statements of the majority of Bowater's Canadian and Korean operations are prepared using the United States dollar as their functional currency. Translation of the Canadian and Korean operations, as well as gains and losses from non-United States dollar foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are reported in the Consolidated Statement of Operations.

Translation of other foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and an average exchange rate for results of operations. Translation gains or losses are recognized as a component of equity in "Accumulated other comprehensive income (loss)."


STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION:

Bowater records stock option compensation on an intrinsic value basis in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." We also provide pro forma disclosures of stock option compensation recorded on a fair value basis in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."


PENSION, SAVINGS AND OTHER POSTRETIREMENT PLANS:

Bowater has contributory and noncontributory pension plans that cover substantially all employees. Our cash contributions to the plans are sufficient to provide pension benefits to participants and meet the funding requirements of ERISA and applicable Pension Benefits Acts in Canada. We also sponsor defined benefit health care and life insurance plans for retirees at certain locations. Net periodic costs are recognized as employees render the services necessary to earn postretirement benefits.

In addition to the pension plans, Bowater sponsors savings plans for substantially all employees. Our contributions to these defined contribution plans are expensed as incurred.


COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and pension plan additional minimum liability adjustments and is presented in the Consolidated Statement of Operations. At December 31, 2000, "Accumulated other comprehensive income (loss)" includes $(16.9) million for pension plan additional minimum liabilities, $(7.8) million for foreign currency translation and $6.7 million for taxes. At December 31, 1999, "Accumulated other comprehensive income (loss)" includes $(19.5) million for pension plan additional minimum liabilities, $(6.4) million for foreign currency translation and $7.6 million for taxes.


REVENUE RECOGNITION:

Bowater ships all products directly from its manufacturing sites to a customer's location or to a customer-designated site. We recognize revenue from product sales when our customers assume risk of ownership. Bowater adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (the "SAB") regarding revenue recognition. The SAB requires that a company recognize revenue only when all of the following criteria are met: (1) Persuasive evidence of an arrangement exists; (2) Delivery has occurred or services have been rendered; (3) The seller's price to the buyer is fixed or determinable; and (4) Collectibility is reasonably assured. Upon adoption of the SAB, there was no impact on our results of operations or financial condition.


DISTRIBUTION COSTS

In September 2000, the Emerging Issues Task Force (EITF) issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The EITF concluded that all amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred for shipping and handling are significant and are not included in cost of sales, a company should disclose both the amount of such costs and the line item on the income statement that includes these costs. Bowater's shipping and handling costs are classified as distribution costs and presented separately on the consolidated statement of operations. Bowater implemented EITF 00-10 in the fourth quarter of 2000 and reclassified distribution costs from a separate component of net sales to a separate component of operating expenses.

BASIC AND DILUTED EARNINGS PER SHARE:

Basic earnings per common share is calculated assuming no dilution. Diluted earnings per common share is computed using the weighted average number of outstanding common shares adjusted for the incremental shares attributed to dilutive common share equivalents (stock options and convertible debt).


ENVIRONMENTAL COSTS:

Bowater expenses environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property are capitalized. We determine our liability on a site-by-site basis and record a liability at the time it is probable and can be reasonably estimated.


USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.


RECLASSIFICATIONS:

Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2000 presentation.


Note 2. Business Acquisitions

The following table summarizes our business acquisitions during the past three years. The cash payments listed are net of cash acquired and include fees and expenses.

--------------------------------------------------------------------------------
(In millions)                                    2000        1999         1998
--------------------------------------------------------------------------------
Acquisition of Newsprint South paper mill     $ (382.2)     $    -     $      -
Acquisition of Ignace sawmill                     (4.7)          -            -
Investment in PaperExchange.com                  ( 3.1)          -            -
Acquisition of Avenor, net of cash acquired
    of $118.0                                        -           -       (675.0)
Acquisition of South Korean newsprint mill           -           -       (201.0)
--------------------------------------------------------------------------------
                                              $ (390.0)     $    -     $ (876.0)
--------------------------------------------------------------------------------


In August 2000, Bowater completed its acquisition of the Newsprint South, Inc., paper mill (Grenada mill) in Grenada, Mississippi. The total purchase price, including assumed debt of $8.8 million (fair market value of $7.9 million), amounted to $382.2 million. We accounted for the transaction using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business were included in the Consolidated Balance Sheet, and the operating results were included in the Consolidated Statement of Operations beginning August 2000.

The purchase price of $382.2 million was allocated as follows:

             ----------------------------------------------------------
             (In millions)
             ----------------------------------------------------------
             Current assets                                 $  21.6
             Timber and timberlands                             1.5
             Fixed assets                                     357.5
             Goodwill                                          20.3
             Current liabilities                              (10.8)
             Long-term debt                                    (7.9)
             ----------------------------------------------------------
                                                            $ 382.2
             ----------------------------------------------------------


The following unaudited pro forma consolidated financial results assume the acquisition had occurred on January 1 of the following years:

             --------------------------------------------------------------
             (In millions)                         2000           1999
             --------------------------------------------------------------
             Sales                              $ 2,571.4      $ 2,430.3
             Net income                             157.0           73.0
             Diluted earnings per share         $    2.97      $    1.31
             --------------------------------------------------------------


In November 2000, Bowater acquired the Ignace sawmill, located in northern Ontario, for $4.7 million. We also invested $3.1 million in PaperExchange.com, a global e-business marketplace for the pulp and paper industry, allowing us to offer newsprint for sale over the Internet.

In July 1998, Bowater completed its acquisition of Avenor Inc. (Avenor), a Canadian pulp and paper company. The total purchase price, including assumed debt of approximately $800.0 million, totaled $2.37 billion (C$3.54 billion). We paid cash of $793.0 million and issued 12.3 million common shares and 3.8 million exchangeable shares. We accounted for the transaction using the purchase method of accounting. The operating results of Avenor were included in the Consolidated Statement of Operations for the period beginning July 1998. The purchase price to Avenor shareholders, plus transaction costs and other accrued liabilities, the excess of fair value of liabilities assumed over the historical book value, and the deferred tax effect of applying purchase accounting at July 1998, over the historical net assets of Avenor, was $1,528.6 million.

Also, in July 1998, we completed the purchase of a South Korean newsprint mill for approximately $201.0 million and prepaid a majority of the current accounts payable for approximately $22.0 million. The investment was recorded at cost using the purchase method of accounting.


Note 3. Business Dispositions

The following table summarizes our business dispositions during the past three years. The amounts listed are the net cash proceeds from the various transactions.

------------------------------------------------------------------------------
(In millions)                          2000           1999             1998
------------------------------------------------------------------------------
Great Northern paper mill            $    -       $  108.0         $      -
Dryden white paper mill                   -              -            532.5
------------------------------------------------------------------------------
                                     $    -       $  108.0         $  532.5
------------------------------------------------------------------------------

In August 1999, we sold Great Northern Paper, Inc. (GNP) to Inexcon Maine, Inc. (Inexcon) for $250.0 million. The proceeds consisted of cash of $108.0 million (net of expenses), a note receivable of $10.0 million and the assumption of certain employee-related liabilities totaling $130.0 million. We recorded a pre-tax loss of $47.1 million. The note receivable plus accrued interest was payable in full one year from date of the sale. At the request of the buyer and other creditors, the note payment of $10.0 million was deferred from August to December 2000. Subsequently, Bowater consented to a revised payment schedule. Principal payments of $1.2 million were received through February 2001.

The following table shows GNP's sales and operating income (loss) included in the Consolidated Statement of Operations for the 12 months ended December 31, 1999 and 1998:

    --------------------------------------------------------------------------
    (In millions)                                 1999               1998
    --------------------------------------------------------------------------

    Sales - including internal sales           $   249.7           $   526.2
    --------------------------------------------------------------------------
    Operating income (loss) (1)                $   (11.4)          $    41.7
    --------------------------------------------------------------------------

    (1) Operating income (loss) excludes asset impairment charges of $92.0 million and $119.6 million in 1999 and 1998, respectively, and gains from timberland sales totaling $253.7 million in 1999.

In December 2000, Inexcon asserted certain claims against Bowater for indemnification pursuant to the purchase agreement between Inexcon and Bowater. The company is challenging these claims, and the parties have agreed to arbitration, if necessary.

In September 1998, we completed the sale of our Dryden white paper mill and related assets, which were part of the Avenor acquisition, for $532.5 million. Upon acquisition, the Dryden assets were accounted for as assets held for sale. Therefore, no gain or loss was recorded upon the sale of such assets.


Note 4. Impairment of Assets

In 1999, Bowater completed the sale of GNP, which consisted of the East Millinocket mill, the Millinocket mill, timberlands and hydro facilities. During the second quarter of 1999, we signed an agreement with Inexcon for the purchase of all of our assets at GNP. This agreement prompted an evaluation of all the assets at GNP in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on the proposed sale, the assets were written down to fair value, and we recorded a pre-tax impairment charge in special items of $92.0 million.

Previously, in 1998, the Millinocket mill assets were reevaluated in accordance with SFAS No. 121. We determined fair value using discounted future net cash flows. Accordingly, in the third quarter of 1998, we recorded a pre-tax impairment charge in special items totaling $119.6 million, consisting of a write-down of fixed assets of $108.8 million, a mill stores inventory reserve of $7.0 million and an increase to other long-term liabilities of $3.8 million.


Note 5. Net Gain on Sale of Assets

   ---------------------------------------------------------------------------
   (In millions)                             2000         1999        1998
   ---------------------------------------------------------------------------
   Gain on sale of timberlands              $ 4.1     $  272.5       $ 21.1
   Gain on sale of fixed assets               3.2            -            -
   Loss on sale of GNP                          -        (47.1)           -
   ---------------------------------------------------------------------------
                                            $ 7.3     $  225.4       $ 21.1
   ---------------------------------------------------------------------------


During the year 2000, Bowater sold approximately 6,900 acres of timberlands in the southeastern United States for gross proceeds of $4.7 million. We recorded a pre-tax gain of $4.1 million. During the first quarter of 2000, we sold fixed assets resulting in a pre-tax gain of $3.2 million.

In the first quarter of 1999, we sold approximately 981,000 acres of timberlands and a sawmill in Maine for gross proceeds of $216.5 million. We recorded a pre-tax gain of $145.4 million.

In the second quarter of 1999, we sold approximately 650,000 acres of timberlands in Maine for gross proceeds of $150.0 million. We recorded a pre-tax gain of $108.3 million. As part of the sale, approximately $56.0 million of proceeds were received in the form of a long-term note. This note was monetized through a qualified special purpose entity (QSPE), and the cash proceeds of approximately $51.0 million from the monetization are included in "Disposition of fixed assets, timber and timberlands" in the 1999 Consolidated Statement of Cash Flows. Netted in the gain above is a $3.7 million loss based on the present value of discounted future cash flows of our residual interest in the QSPE. Our remaining interest in the QSPE at December 31, 2000, is $2.9 million based on discounted future cash flows. We have also guaranteed a portion of the debt of the QSPE totaling approximately $12.7 million.

In the fourth quarter of 1999, CNC, a majority-owned subsidiary of Bowater, sold approximately 140,000 acres of timberlands in North Carolina and South Carolina for proceeds of $173.2 million (before expenses of $1.1 million). Bowater received $26.2 million in cash and $145.9 million in notes with interest due semi-annually and principal due in November 2014. We recorded the transaction as an installment sale and as of December 31, 1999, recorded a pre-tax gain of $17.4 million. We have deferred pre-tax gains of approximately $95.0 million on this transaction that will be realized in future periods. The gain will be recognized upon either the collection or sale of the notes. Other timberland sales during the year resulted in additional pre-tax gains of $1.4 million.

In August 1999, we sold GNP for $250.0 million. We recorded a pre-tax loss of $47.1 million. Details concerning the sale of GNP are included in Note 3, "Business Dispositions."

During 1998, we sold 26,000 acres of timberlands primarily in South Carolina for gross proceeds of $30.9 million. We recorded a pre-tax gain of $21.1 million.


Note 6. Other Expense (Income)

Other expense (income) includes non-operating items. The breakdown of the components of "Other, net" in the Consolidated Statement of Operations for the three years ended December 31, 2000, 1999 and 1998 is as follows:

(In millions)                         2000          1999          1998
-----------------------------------------------------------------------------
Foreign exchange loss (gain)         $ 3.9       $ (33.4)      $  29.7
Loss on  Canadian option
  dollar contracts                       -             -          22.7
Reserve for a long-term note
  receivable financing                   -             -          15.0
Other                                  0.6           2.6          (1.8)
-----------------------------------------------------------------------------
                                     $ 4.5       $ (30.8)      $  65.6
-----------------------------------------------------------------------------

Note 7. Earnings Per Share

Basic earnings per common share is calculated assuming no dilution. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The reconciliation between basic and diluted earnings per common share for "Net income (loss)" is as follows:

(In millions, except
per-share amounts)                             2000          1999        1998
--------------------------------------------------------------------------------
Basic computation:
Net Income (loss)                            $ 159.4       $  78.7     $  (18.5)
Less:
  Series C dividends                               -          (0.1)        (2.2)
  Series C deferred issuance costs                 -          (1.0)           -
                                             -----------------------------------
Basic income (loss) available to
  common shareholders                        $ 159.4       $  77.6     $  (20.7)
                                             ===================================
Basic weighted average shares outstanding       52.3          54.2         47.6
                                             ===================================

Basic earnings (loss) per common share       $  3.05       $  1.43     $  (0.44)
                                             ===================================

Diluted computation:
Basic income (loss) available to
  common shareholders                        $ 159.4       $  77.6     $  (20.7)
Effect of dilutive securities:                     -             -            -
                                             -----------------------------------
Diluted income (loss) available to common
  shareholders                               $ 159.4       $  77.6     $  (20.7)
                                             ===================================
Basic weighted average shares outstanding       52.3          54.2         47.6
Effect of dilutive securities:
  Options                                        0.5           0.8            -
                                             -----------------------------------
Diluted weighted average shares outstanding     52.8          55.0         47.6
                                             ===================================

Diluted earnings (loss) per common share     $  3.02       $  1.41      $ (0.44)
                                             ===================================

The dilutive effect of options outstanding is computed using the treasury stock method. In 2000 and 1999, all options were included in the calculation of diluted earnings per share. Due to the net loss incurred for the year ended December 31, 1998, all common stock equivalents were excluded to prevent antidilution.


Note 8. Inventories

(In millions)                                       2000               1999
------------------------------------------------------------------------------
At lower of cost or market:
         Raw materials                            $  39.3            $  30.1
         Work in process                              2.8                3.6
         Finished goods                              44.1               31.8
         Mill stores and other supplies              84.0               88.4
                                                  ----------------------------
                                                    170.2              153.9
Excess of current cost over LIFO inventory value     (8.3)              (8.5)
                                                  ----------------------------
                                                  $ 161.9            $ 145.4
                                                  ============================

Inventories valued using the LIFO method comprised 14.3% and 6.5%, respectively, of total inventories at December 31, 2000 and 1999.


Note 9. Fixed Assets

                                                             Range of Estimated
(In millions)                       2000            1999   Useful Lives In Years
--------------------------------------------------------------------------------
Land and land improvements      $    37.6      $    34.9            10-20
Buildings                           317.0          301.0            20-40
Machinery and equipment           4,373.2        3,899.3             5-20
Leasehold improvements                3.2            2.7            10-20
Construction in progress            185.8           66.6               --
--------------------------------------------------------------------------------
                                  4,916.8        4,304.5
Less accumulated depreciation
  and amortization                1,935.7        1,723.2
--------------------------------------------------------------------------------
                                $ 2,981.1      $ 2,581.3
--------------------------------------------------------------------------------


Note 10. Goodwill

Goodwill consists of an amount recorded with the acquisition of the Grenada operations in August 2000 and the goodwill recorded with the acquisition of Avenor in July 1998. The goodwill purchased with the Grenada operations of $20.3 million is being amortized on a straight-line basis over 20 years. The goodwill acquired with Avenor is being amortized on a straight-line basis over 40 years. Bowater recorded goodwill amortization of $23.8 million in 2000, $22.5 million in 1999 and $9.8 million in 1998. Accumulated amortization of goodwill totaled $56.1 million and $32.3 million at December 31, 2000 and 1999, respectively.


Note 11. Accounts Payable and Accrued Liabilities

(In millions)                                             2000           1999
-------------------------------------------------------------------------------
Trade accounts payable                                  $ 169.7        $ 158.2
Payroll, bonuses and severance                             48.1           36.6
Accrued interest                                           29.4           22.1
Employee benefits                                           7.6           20.4
Amounts payable under GNP sales agreement                     -           20.0
Avenor acquisition/divestiture-related liabilities
  (See Note 12)                                             3.9           19.1
Unrealized losses on hedging contracts                      5.6           19.0
Property and franchise taxes payable                       13.1           13.2
Other                                                      37.3           27.8
--------------------------------------------------------------------------------
                                                        $ 314.7        $ 336.4
--------------------------------------------------------------------------------

Note 12. Avenor Acquisition/Divestiture-Related Liabilities

In connection with the acquisition of Avenor during the third quarter of 1998, Bowater recorded merger-related liabilities totaling $17.8 million. These liabilities consisted primarily of Avenor employee termination costs, Avenor facility closures and Avenor lease commitments.

Also in the third quarter of 1998, we recorded liabilities of $65.0 million for the closure of our Gold River pulp mill (acquired as part of the Avenor acquisition). Of this 1998 recorded amount, $15.0 million was for environmental obligations with the balance covering asset write-off and employee termination costs. The outstanding environmental obligation at December 31, 2000 was approximately $3.1 million.

During the fourth quarter of 1998, in conjunction with the sale of our Dryden white paper mill (acquired as part of the Avenor acquisition), liabilities were recorded to cover employee termination costs and other costs that we retained as part of the sales agreement. We recorded liabilities totaling $14.8 million related to this transaction.

The total amount of Avenor acquisition/divestiture-related liabilities of $97.6 million was recorded as part of the cost of the acquisition.

During 2000, we netted $2.8 million of our asset impairment reserve against the related assets of the Gold River pulp mill. As of December 31, 2000, the remaining accrual for the above items is $17.8 million. Of this remaining accrual, $3.9 million is included in "Accounts payable and accrued liabilities," and $13.9 million is included in "Other long-term liabilities" in the Consolidated Balance Sheet. As of December 31, 2000, the cash requirements related to these liabilities are expected to be $3.9 million in 2001 and $13.9 million in 2002 and beyond.

The following tables summarize the activity for the liabilities described above:

                                                              Write-offs &       Increase
                                   Balance,      Reclass    Payments Against    (Decrease)    Foreign      Balance,
(In millions)                      12/31/99    Adjustments      Reserve           Reserve     Exchange     12/31/00
                                 -----------------------------------------------------------------------------------
Employee termination costs          $   3.3     $     -        $   (3.2)         $    -       $  (0.1)      $    -
Facility closures                       3.9         0.4            (0.4)              -          (0.1)         3.8
Asset impairments/disposals             3.6        (2.8)           (0.7)              -          (0.1)           -
Environmental                          15.2        (0.4)           (2.4)            2.1          (0.5)        14.0
                                 -----------  -----------  ------------------  ------------  -----------  ----------
   Totals                           $  26.0     $  (2.8)       $   (6.7)         $  2.1       $  (0.8)      $ 17.8
                                 ===========  ===========  ==================  ============  ===========  ==========

                                                              Write-offs &       Increase
                                   Balance,      Adjust     Payments Against    (Decrease)    Foreign      Balance,
(In millions)                      12/31/98     Goodwill        Reserve           Reserve     Exchange     12/31/99
                                 -----------------------------------------------------------------------------------
Employee termination costs          $  30.5     $  (2.7)       $  (22.6)         $ (3.7)      $   1.8       $  3.3
Facility closures                       5.2        (1.1)           (0.5)              -           0.3          3.9
Asset impairments/disposals             8.1           -            (4.8)              -           0.3          3.6
Environmental                          15.7           -            (3.8)            2.5           0.8         15.2
                                 -----------  -----------  ------------------  ------------  -----------  ----------
   Totals                           $  59.5     $  (3.8)       $  (31.7)         $ (1.2)      $   3.2       $ 26.0
                                 ===========  ===========  ==================  ============  ===========  ==========

                                                              Write-offs &       Increase
                                   Balance,     Establish   Payments Against    (Decrease)    Foreign      Balance,
(In millions)                      12/31/97      Reserve        Reserve           Reserve     Exchange     12/31/98
                                 -----------------------------------------------------------------------------------
   Totals                           $  59.5     $  (3.8)       $  (31.7)         $ (1.2)      $   3.2       $ 26.0

Employee termination costs          $     -     $  39.9        $   (9.5)         $    -       $   0.1       $ 30.5
Facility closures                         -         5.1               -               -           0.1          5.2
Asset impairments/disposals               -        36.9           (29.0)              -           0.2          8.1
Environmental                             -        15.7               -               -             -         15.7
                                 -----------  -----------  ------------------  ------------  -----------  ----------
   Totals                           $     -     $  97.6        $  (38.5)         $    -       $   0.4       $ 59.5
                                 ===========  ===========  ==================  ============  ===========  ==========


Note 13. Long-Term and Short-Term Debt

Long-term debt, net of current installments:

                                                              2000        1999
                                                          ----------------------
(In millions)
Unsecured:

9.00% Debentures due 2009                                 $   250.0   $   250.0
9.38% Debentures due 2021, net of unamortized discount
  of $0.9 in 2000 and $1.0 in 1999                            199.0       198.9
10.62% Notes due 2010                                         126.5       128.6
10.50% Notes due at various dates from 2002 to 2010           112.0       125.7
9.50% Debentures due in 2012, net of unamortized discount
  of $0.3 in 2000 and $0.3 in 1999                            124.7       124.7
10.85% Debentures due 2014                                    115.7       120.1
9.25% Debentures due 2002                                      61.7        64.0
9.86% Notes due 2001                                              -        93.1
10.60% Notes due 2011                                          91.0        92.4
7.75% recycling facilities revenue bonds due 2022              62.0        62.0
7.40% recycling facilities revenue bonds due 2022              39.5        39.5
7.62% recycling facilities revenue bonds due 2016              30.0        30.0
10.26% Notes due at various dates from 2002 to 2011            26.9        27.2
Pollution control revenue bonds due at various dates
  from  2002 to 2010 with interest at varying rates from
  6.85% to 7.62%                                               13.4        23.3
Industrial revenue bonds due 2029 with interest at
  floating rates                                               33.5        33.5
8.50% Notes due 2001                                              -        18.1
Bank term loan at floating rates due 2001                         -        12.0
10.25% Debentures due 2003                                      7.4         7.4
UDAG loan agreement due 2010 with interest varying
  rates from 5% to 6.5%                                         7.7           -
11.00% Subordinated debt due 2003                               3.7         4.1
                                                          ----------------------
                                                          $ 1,304.7   $ 1,454.6
                                                          ======================

Long-term debt maturities for the next five years are as follows:

                                                                    Amount
      Year              Balance Sheet Classification             (In millions)
---------------- ---------------------------------------------- ---------------
      2001       Current installments of long-term debt            $  141.4
      2002       Long-term debt, net of current installments       $   71.9
      2003       Long-term debt, net of current installments       $   24.1
      2004       Long-term debt, net of current installments       $   12.9
      2005       Long-term debt, net of current installments       $   13.6

The debt balances listed above include $113.2 million at December 31, 2000, and $126.9 million at December 31, 1999, due to the revaluation of the debt balances acquired with the purchase of the Newsprint South paper mill in August 2000, and the July 1998 acquisition of Avenor.

In 2000, Bowater increased the amount of its 364-day credit facility from $150.0 million to $750.0 million, while retaining its $350.0 million, five-year facility. Borrowings under these facilities incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt. At December 31, 2000, $220.0 million (at 7.3%) was outstanding under the $750.0 million facility, $262.8 million (at 7.6%) was outstanding under the $350.0 million facility, and $2.2 million was outstanding under an operating line of credit. At December 31, 1999, $15.0 million (at 6.8%) was outstanding under the $750.0 million facility, and there was no balance outstanding under the $350.0 million facility or the operating line of credit.

In January 2000, we repaid $19.8 million of our 9.25% Debentures due 2002. The cash price paid was $20.8 million, including premium and accrued interest. The principal amount was included on the line titled "Current installments of long-term debt" in the Consolidated Balance Sheet at December 1999. In December 1999, we repaid $13.3 million of the same issue. The cash price paid was $13.9 million, including premium and accrued interest.

During 2000 and 1999, Bowater received proceeds totaling $33.5 million from revenue bonds issued by the Industrial Development Board of the County of McMinn, Tennessee, in conjunction with the modernization of its Calhoun, Tennessee, newsprint facility. The bonds are variable rate (5.0% at December 31, 2000, and 5.6% at December 31, 1999) and mature in June 2029.

In February 1999, we redeemed all of our outstanding 7.50% Convertible Unsecured Subordinated Debentures due 2004. In connection with the redemption, we paid cash of $65.9 million, and Bowater Canada Inc. issued 1,359,620 exchangeable shares.

Bowater guarantees certain payments of debt related to its unconsolidated entities. The total amount was $62.7 million at December 31, 2000, and December 31, 1999.


Note 14. Financial Instruments

At December 31, 2000, Bowater had foreign currency forward and range forward contracts with a notional value of $448.0 million maturing through 2002. The notional amount of these contracts represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. The contracts serve as economic hedges against our Canadian operations; however, because the costs hedged are not firm commitments, these contracts are marked to market, with gains and losses recognized in the Consolidated Statement of Operations.

The carrying amounts of our short-term financial assets and liabilities (excluding derivatives) approximate fair value. We estimate the fair value of our long-term debt using rates currently available for debt with similar terms and remaining maturities. The fair value of derivative financial instruments is based on current termination values or quoted market prices of comparable contracts. A summary of our derivative financial instruments and long-term debt at December 31, 2000 and 1999, follows:

---------------------------------------------------------------------------------------------------------------------------
                                                          2000                                          1999
---------------------------------------------------------------------------------------------------------------------------
                                                        Net Asset (Liability)                         Net Asset (Liability)
                                        Notional        ---------------------         Notional        ---------------------
                                        Amount of       Carrying        Fair          Amount of       Carrying        Fair
(In millions)                          Derivatives       Amount         Value        Derivatives       Amount         Value
---------------------------------------------------------------------------------------------------------------------------
Foreign currency exchange
   Agreements:
     Buy currency:
         Canadian dollar
            Due in 2000                 $     -         $       -   $       -        $   457.8        $   (19.0)  $   (19.0)
            Due in 2001                   363.0              (4.3)       (4.3)           183.0             (0.7)       (0.7)
            Due in 2002                    85.0               1.9         1.9                -                -           -
                                       ------------------------------------------------------------------------------------
Long-term debt                          $     -         $(1,446.1)  $(1,468.1)       $       -        $(1,490.1)  $(1,490.1)
---------------------------------------------------------------------------------------------------------------------------


The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. Therefore, the risk of counterparty nonperformance is considered to be remote.


Note 15. Pension and Other Nonpension Postretirement Benefits

Bowater has multiple defined benefit pension plans and other nonpension postretirement plans (the Plan(s)) covering substantially all employees. Benefits are based on years of service and, depending on the Plan, average compensation earned by employees either during their last years of employment or over their careers.

The following tables include both foreign and domestic plans at December 31, 2000 and 1999. The benefit obligations of the Plans outside the United States are significant relative to the total benefit obligation; however, the assumptions used to measure the obligations of those Plans are not significantly different from those used for the United States Plans.

                                                                                                              Other
(In millions)                                                          Pension Plans                   Postretirement Plans
                                                                    2000           1999                2000             1999
                                                               -----------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                          $ 1,218.9      $ 1,208.0            $  89.8          $  181.6
Acquisition                                                            6.5              -                  -                 -
Divestiture                                                              -           27.8                  -            (101.5)
Service cost                                                          21.7           23.8                1.4               2.9
Interest cost                                                         82.9           78.8                6.2               9.5
Amendments                                                               -            3.9                0.8               1.2
Special termination benefits                                           1.7            1.6                  -                 -
Actuarial (gain) loss                                                (37.6)         (61.7)              16.3               2.9
Participant contributions                                              5.2            4.7                0.3               0.8
Benefits paid                                                        (89.6)         (90.7)              (7.2)             (9.1)
Effect of foreign currency exchange rate changes                      (5.9)          22.7               (0.3)              1.5
                                                           --------------------------------------------------------------------
Benefit obligation at end of year                                  1,203.8        1,218.9              107.3              89.8
                                                           --------------------------------------------------------------------

Change in Plan assets:
Fair value of Plan assets at beginning of year                     1,198.9        1,073.2                  -                 -
Acquisition                                                            6.3              -                  -                 -
Actual return on Plan assets                                         149.6          174.7                  -                 -
Employer contributions                                                16.8           18.3                6.9               8.3
Participant contributions                                              5.2            4.7                0.3               0.8
Benefits paid                                                        (89.6)         (90.7)              (7.2)             (9.1)
Effect of foreign currency exchange rate changes                      (5.9)          18.7                  -                 -
                                                           --------------------------------------------------------------------
Fair value of Plan assets at end of year                           1,281.3        1,198.9                  -                 -
                                                           --------------------------------------------------------------------
Reconciliation of funded status:
Funded status                                                         77.5          (20.0)            (107.3)            (89.8)
Unrecognized actuarial (gain) loss                                   (91.5)          (7.0)              19.7               3.7
Unrecognized transition amount                                       (1.5)           (5.0)                 -                 -
Unrecognized prior service cost                                        1.4            1.7                2.0               1.4
                                                           --------------------------------------------------------------------
Net amount recognized                                                (14.1)         (30.3)             (85.6)            (84.7)
                                                           --------------------------------------------------------------------
Amounts recognized in the Consolidated Balance Sheet
consist of:
Prepaid benefit cost                                                  51.4           68.6                  -                 -
Accrued benefit liability                                            (83.5)        (119.5)             (85.6)            (84.7)
Intangible asset                                                       1.1            1.1                  -                 -
Accumulated other comprehensive loss (income)                         16.9           19.5                  -                 -
                                                           --------------------------------------------------------------------
Net amount recognized                                            $   (14.1)     $   (30.3)         $   (85.6)         $  (84.7)
                                                           --------------------------------------------------------------------
Weighted average assumptions:
Discount rate                                                         7.2%           7.0%               7.2%              7.0%
Expected return on Plan assets                                        9.2%           9.2%                  -                -
Rate of compensation increase                                         4.2%           4.1%               4.2%              4.1%

                                                                                                            Other
(In millions)                                                     Pension Plans                      Postretirement Plans
                                                         2000         1999          1998        2000         1999         1998
                                                 ------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost net of employee contributions            $  21.7      $  23.8       $  18.1      $  1.4      $   2.9      $   3.5
Interest cost                                            82.9         78.8          51.5         6.2          9.5         10.2
Expected return on Plan assets                         (105.3)      (100.2)        (65.5)          -            -            -
Amortization of transition amount                        (3.4)        (3.4)         (3.4)          -            -            -
Amortization of prior service cost                        0.2          0.5           0.6         0.1          0.2          0.3
Recognized net actuarial (gain) loss                      2.9          4.9           2.6         0.1          0.6          0.4
Curtailment and special termination benefits              1.7         27.3             -           -            -            -
                                                 ------------------------------------------------------------------------------
Net periodic benefit cost                             $   0.7      $  31.7       $   3.9      $  7.8      $  13.2      $  14.4
                                                 ------------------------------------------------------------------------------

In August 2000, Bowater acquired the pension plan covering employees of the Grenada mill. The effect of this plan on the benefit obligation and assets was included in the table above.

In August 1999, Bowater completed the sale of GNP. As a result of the sale, we recorded a curtailment loss of $26.1 million, and the buyer assumed liabilities totaling approximately $70.6 million for nonpension postretirement benefits.

As of December 31, 2000, Bowater increased the Plans' weighted average discount ate from 7.0% to 7.2% to more closely approximate interest rates on high-quality, long-term obligations on the measurement date. In 2000, the assumed inflationary health care cost trend rate used to determine cost was 8.3%, decreasing to 7.8% in 2001 and gradually decreasing to an ultimate rate of 6.0% in 2005. The rate used to determine 1999 cost was 8.3% gradually decreasing to an ultimate rate of 5.8% in 2004. Variations in this health care cost trend rate can have a significant effect on the amounts reported. An increase of 1% in this assumption would increase the accumulated postretirement benefit obligation
(APBO) by approximately $14.0 million, or 13%, and would increase the annual service cost and interest cost by approximately $1.1 million, or 14%. A decrease of 1% in this assumption would decrease the APBO by approximately $11.5 million, or 11%, and would decrease the annual service cost and interest cost by approximately $0.9 million, or 12%.

The sum of the projected benefit obligations and the sum of the fair value of Plan assets for pension Plans with projected benefit obligations in excess of plan assets were $274.6 million and $204.6 million, respectively, as of December 31, 2000, and were $518.7 million and $392.9 million, respectively, as of December 31, 1999. The sum of the accumulated benefit obligations and the sum of the fair value of Plan assets for pension Plans with accumulated benefit obligations in excess of Plan assets were $74.6 million and $22.0 million, respectively, as of December 31, 2000, and were $341.0 million and $252.6 million, respectively, as of December 31, 1999.

The provisions of SFAS No. 87, "Employees' Accounting for Pensions," required Bowater to record an additional minimum liability of $18.0 million and $20.6 million at December 31, 2000 and 1999, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of Plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $1.1 million at December 31, 2000 and 1999, are included on the line titled "Other assets" in the Consolidated Balance Sheet. The remaining amounts of $10.2 million and $11.9 million, net of related tax benefits, are recorded as a component of shareholders' equity on the line titled "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheet at December 31, 2000 and 1999, respectively.

In addition to the previously described pension and nonpension postretirement Plans, we also sponsor defined contribution Plans within the United States and for certain sites outside of the United States. Employees are allowed to contribute to the Plans, and we make a matching contribution between 3.6% and 7.2% of the employees' compensation. Our expense for the defined contribution Plans totaled $5.7 million in 2000, $7.2 million in 1999 and $7.0 million in 1998.


Note 16. Income Taxes

The components of "Income before income taxes and minority interests" consist of United States income (loss) of $84.3 million, $129.1 million and $(17.1) million, and foreign income of $154.9 million, $26.7 million and $32.7 million, in 2000, 1999 and 1998, respectively.


The provision for income tax expense consists of:

                  (In millions)                            2000                 1999                 1998
----------------------------------------------------------------------------------------------------------
Federal:
     Current                                               17.6             $   45.4             $   42.3
     Deferred                                              10.9                  (.3)               (49.6)
     -----------------------------------------------------------------------------------------------------
                                                           28.5                 45.1                 (7.3)
     -----------------------------------------------------------------------------------------------------
State:
     Current                                                5.0                  9.2                 10.5
     Deferred                                              (8.2)                (1.5)                (6.4)
     -----------------------------------------------------------------------------------------------------
                                                           (3.2)                 7.7                  4.1
     -----------------------------------------------------------------------------------------------------

                  (In millions)                            2000                 1999                 1998
----------------------------------------------------------------------------------------------------------
Foreign:
     Current                                               14.8                 11.4                  6.4
     Deferred                                              30.2                  7.3                 22.7
     -----------------------------------------------------------------------------------------------------
                                                           45.0                 18.7                 29.1
     -----------------------------------------------------------------------------------------------------
Total:
     Current                                               37.4                 66.0                 59.2
     Deferred                                              32.9                  5.5                (33.3)
     -----------------------------------------------------------------------------------------------------
                                                           70.3             $   71.5             $   25.9
     =====================================================================================================

The components of deferred income taxes at December 31, 2000 and 1999, in the accompanying Consolidated Balance Sheet are as follows:

--------------------------------------------------------------------------------------------
(In millions)                                                         2000             1999
--------------------------------------------------------------------------------------------
Timber and timberlands (1)                                           (85.0)        $  (88.5)
Fixed assets, net                                                   (542.5)          (583.2)
Other assets                                                         (18.2)            (2.5)
--------------------------------------------------------------------------------------------
Deferred tax liabilities                                            (645.7)        $ (674.2)
--------------------------------------------------------------------------------------------
Current assets (2)                                                     1.3         $    2.9
Current liabilities (2)                                               16.0             20.8
Employee benefits and other long-term liabilities                    105.1            110.9
United States tax credit carryforwards                                 7.8             33.1
Canadian investment tax
     credit carryforwards                                             20.2             21.0
Ordinary loss carryforwards                                            8.5             32.2
Capital loss carryforwards                                                                -
Valuation allowance                                                   (4.0)            (4.4)
--------------------------------------------------------------------------------------------
Deferred tax assets                                                  154.9            216.5
--------------------------------------------------------------------------------------------
Net deferred tax liability                                          (490.8)        $ (457.7)
============================================================================================

(1) Includes the deferred tax impact of the capitalization of lease payments, management fees and property taxes of approximately $109.7 million and $113.1 million at December 31, 2000 and 1999, respectively.

(2) Included in "Other current assets" in the accompanying Consolidated Balance Sheet.

As of December 31, 2000, $3.7 million of the valuation allowance is attributable to the acquisition of Avenor and will reduce goodwill upon reversal.

The following is a reconciliation of the United States federal statutory and effective tax rates as a percentage of income before income taxes and minority interests:

----------------------------------------------------------------------------------------------------
                                                                2000           1999            1998
----------------------------------------------------------------------------------------------------
United States federal statutory
     Income tax rate                                            35.0%          35.0%           35.0%
State income taxes,
     Net of federal Income tax benefit                          (1.9)           3.2            17.3
Foreign taxes                                                    2.4            0.9            87.8
Goodwill (1)                                                     3.4            5.1            24.4
Canadian investment tax credits                                 (3.2)             -               -
Foreign exchange and asset revaluation                          (6.3)             -               -
Other, net                                                         -            1.7             1.5
----------------------------------------------------------------------------------------------------
Effective income tax rate                                       29.4%          45.9%          166.0%
====================================================================================================

(1) Goodwill amortization is a non-deductible item. As the level of pre-tax income increases, the impact of nondeductible items on our effective tax rate, such as goodwill amortization, lessen.

At December 31, 2000, we had Canadian provincial net operating loss carryforwards of $94.7 million. In addition, $20.2 million of Canadian investment tax credit carryforwards and $7.8 million of United States tax credit carryforwards were available to reduce future income taxes. The Canadian noncapital loss and investment tax credit carryforwards expire at various dates between 2001 and 2010. We have United States alternative minimum tax credit carryforwards that have no expiration. We believe that deferred tax assets, net of the existing valuation allowance of $4.0 million at December 31, 2000, will be ultimately realized.

The cumulative amount of CNC's undistributed earnings through 1992, on which we have not provided income taxes, was $46.2 million as of December 31, 2000. Distribution of these earnings would qualify for the 80% dividend exclusion.

At December 31, 2000, unremitted earnings of subsidiaries outside the United States totaling $119.9 million were deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.


Note 17. Dividends to Minority Interest Shareholder

The Board of Directors of CNC declared dividends of $12.5 million in 2000 and $32.4 million in 1999. As a result, $6.1 million was paid in 2000 and $15.9 million was paid in 1999 to the minority shareholder. In 1998, the Board of Directors of CNC declared dividends of $49.6 million, resulting in payments of $24.3 million to the minority shareholder.

In January 2001, the Board of Directors of CNC declared a dividend of $9.6 million, resulting in a payment of $4.7 million to the minority shareholder.


Note 18. Commitments and Contingencies

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

Bowater currently has recorded $16.1 million for environmental liabilities. These liabilities are recorded at undiscounted amounts and are included in other long-term liabilities on the consolidated balance sheet. The $16.1 million represents management's estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in fact or assumptions not currently known to management. Approximately $14.0 million of the $16.1 million relates to two Canadian mills for costs primarily for soil remediation, air compliance and landfill closure.

As of December 31, 2000, Bowater has been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) of 1980, as amended, with respect to three sites in South Carolina. One site contained a small landfill on a timber tract sold to Bowater by a third party. The third party has remediated the site and continues to monitor the groundwater. Bowater has not been requested to contribute to the remediation costs. One site is a timber tract owned by CNC in which unknown third parties discarded several hundred steel drums containing small amounts of textile residue. This site has not yet been scheduled for remediation. The remaining site is a Superfund site where several parties, including Bowater, have been named as potentially responsible parties. The EPA has remediated the remaining Superfund site for a total cost of approximately $3.0 million and is currently determining how to allocate responsibility among the 120 potentially responsible parties. Bowater does not believe it will be liable for any significant amounts at these three sites.


Note 19. Cumulative and Redeemable Preferred Stock

Bowater is authorized to issue 10.0 million shares of Serial Preferred Stock, $1 par value. In February 1999, we redeemed all of the remaining outstanding shares for $26.6 million, including accrued dividends.

Note 20. Stock Option Plans

Bowater has four stock option plans - 1988, 1992, 1997 and 2000. These plans authorized the grant of up to 7.8 million shares of our common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights, performance stock and restricted stock awards. The option price for options granted under the 1988 and 1992 plans was based on the fair market value of our common stock on the date of grant, or the average fair market value of our common stock for the 20 business days immediately preceding the date of grant. The option price for options granted under the 1997 and 2000 plans was based on the fair market value of our common stock on the date of grant.

All options granted through December 31,1998, were exercisable at December 31, 2000. Options granted in 2000 and 1999 generally become exercisable over a period of two years. Unless terminated earlier in accordance with their terms, all options expire 10 years from the date of grant. The plans provide that any outstanding options will become immediately exercisable upon a change in control of Bowater. In such event, grantees of options have the right to require us to purchase such options for cash in lieu of the issuance of common stock. We received $6.8 million in 2000, $10.7 million in 1999 and $6.8 million in 1998 from the exercise of stock options. The exercise of stock options also generated tax benefits for us of $1.9 million in 2000, $4.7 million in 1999 and $2.6 million in 1998.

We record compensation expense resulting from stock option grants based on intrinsic value in accordance with APB Opinion No. 25. In accordance with SFAS No. 123, the following pro forma disclosures present the effects on income had the fair value-based method been chosen. These disclosures are shown below for 2000, 1999 and 1998 and have no impact on our reported financial position or results of operations.

(In millions,
Except per-share amounts)                2000            1999           1998
-------------------------------------------------------------------------------
Net income (loss):
       As reported                    $  159.4         $   78.7      $   (18.5)
       Pro forma                         155.4             75.9          (22.0)
Earnings (loss) per share - basic:
       As reported                        3.05             1.43          (0.44)
       Pro forma                          2.97             1.38          (0.51)
Earnings (loss) per share - diluted:
       As reported                        3.02             1.41          (0.44)
       Pro forma                      $   2.94         $   1.36      $   (0.51)



The pro forma net income effects of SFAS No. 123 in 2000, 1999 and 1998 may not be representative of the pro forma net income effects in future years due to changes in assumptions and the number of options granted in future years.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

--------------------------------------------------------------------------------
                                            2000           1999           1998
--------------------------------------------------------------------------------
Assumptions:
   Dividend yield                            1.5%            2.0%         1.6%
   Expected volatility                      31.8%           30.0%        29.1%
   Risk-free interest rate                   6.7%            4.8%         5.6%
   Expected option lives                  5.7 years      5.6 years     5.6 years
--------------------------------------------------------------------------------
Weighted average fair value of
   each option                             $23.01          $12.34       $15.68
--------------------------------------------------------------------------------

In 2000, Bowater recorded a pre-tax charge of $2.2 million for intrinsic value on its 2000 stock option grants per the provisions of Financial Accounting Standards Board Interpretation No.44 involving stock compensation transactions recorded under the rules outlined in APB Opinion No.25. This charge was based on a measurement date that coincided with shareholder approval of the 2000 stock option plan. An additional pre-tax charge of $2.1 million will be recorded in 2001 as these options become fully vested. The preceding table reflects the assumptions and fair market value of the options as of the measurement date. Using a measurement date based on the 2000 grant date, the weighted average fair value of each option would have been $17.51.

Information with respect to options granted under the stock option plans is as follows:

                                              2000                            1999                           1998
                                 ---------------------------------------------------------------------------------------------
                                                   Weighted                         Weighted                        Weighted
                                                    Average                         Average                         Average
                                    Number of      Exercise         Number of       Exercise         Number of      Exercise
                                      Shares         Price        Shares (000's)     Price            Shares         Price
                                     (000's)                                                          (000's)
                                 -----------------------------  ------------------------------   -----------------------------
Outstanding
  at beginning of year                  1,884             $37            2,040            $35            1,907            $31
Granted during the year                   616             $48              245            $41              388            $49
Exercised during the year                (212)            $31             (387)           $28             (250)           $27
Canceled during the year                   (3)            $23              (14)           $24               (5)           $42
                                 -----------------------------  ------------------------------   -----------------------------
Outstanding at end of year              2,285             $40            1,884            $37            2,040            $35
                                 -----------------------------  ------------------------------   -----------------------------
Exercisable at end of year              1,546             $37            1,455            $35            1,470            $30
                                 -----------------------------  ------------------------------   -----------------------------

                                   Options Outstanding                    Options Exercisable
                                  at December 31, 2000                    at December 31, 2000
                     -------------------------------------------------------------------------------
                                                        Weighted
                                        Weighted         Average                          Weighted
     Range of                            Average        Remaining                         Average
     Exercise            Number of      Exercise       Contractual        Number of       Exercise
      Prices           Shares (000's)     Price       Life (years)     Shares (000's)      Price
----------------------------------------------------------------------------------------------------

 $21 to $30                   462           $26               3.1              462            $26

 $31 to $40                   291           $35               4.9              291            $35

 $41 to $51                 1,532           $46               7.8              793            $45
----------------------------------------------------------------------------------------------------
                            2,285           $40               6.5            1,546            $37
----------------------------------------------------------------------------------------------------

Bowater has an Equity Participation Rights (EPR) Plan that allows it to grant equity participation rights to its employees. These rights confer an interest in the appreciation of Bowater's common stock price, but no right to acquire stock ownership. The rights have a vesting period of two years and, unless terminated earlier in accordance with their terms, expire 10 years after the grant date. The exercise price is the fair market value of Bowater common stock on the day of grant. The rights may be redeemed only for cash, and the amount paid to the employee at the time of exercise is the difference between the exercise price and the average high/low of Bowater's common stock on the day of exercise.

Bowater-Halla Paper Co., Ltd.(Halla),our subsidiary located in South Korea, also has an EPR plan and has issued stock options. The stock of Halla is not publicly traded. Therefore, the fair market value of the stock is determined annually by a third-party appraisal.

We record a liability for the Bowater and Halla equity participation rights and the Halla options during the vesting period and adjust this liability at each reporting period based on changes in the fair market value of the respective stocks. The liability amounts recorded at December 31,2000 and 1999, are $18.7 million and $3.4 million, respectively. The charges (income) reflected in the Consolidated Statement of Operations pertaining to these rights and options are $16.3 million, $5.2 million, and $(2.4) million for the years 2000,1999 and 1998, respectively.


Note 21. Exchangeable Shares

In conjunction with the 1998 acquisition of Avenor, Bowater's indirect wholly owned subsidiary, Bowater Canada Inc. (BCI), issued 3,773,547 shares ($183.6 million) of no par value exchangeable shares. Since 1998, BCI has issued an additional 1,359,620 exchangeable shares ($66.2 million) upon the redemption of Avenor's 7.50% Convertible Unsecured Subordinated Debentures and 5,505 exchangeable shares ($0.3 million) for conversions prior to the redemption. The exchangeable shares are exchangeable at any time, at the option of the holder, on a one-for-one basis for shares of Bowater common stock. As of December 31, 2000, 3,834,131 exchangeable shares ($186.6 million) were exchanged for the same number of Bowater common shares. Holders of exchangeable shares have voting rights substantially equivalent to holders of Bowater common stock and are entitled to receive dividends equivalent, on a per-share basis, to dividends paid by Bowater on shares of Bowater common stock. On December 31, 2000, 1,304,541 exchangeable shares ($63.5 million) were outstanding and held by non-affiliates.


Note 22. Employee Stock Ownership Plan (ESOP)

In 1989, the ESOP was funded by a $17.5 million loan. The loan proceeds were lent to an Employee Stock Ownership Trust (ESOT). The ESOP remaining loan balance of $0.7 million was paid on April 30, 2000. The ESOT has distributed all remaining shares of the original 574,160 shares of common stock to participants' accounts as of December 31, 2000.


Note 23. Treasury Stock

At December 31, 2000, Bowater held 11,635,850 shares of its common stock as treasury stock to pay for employee and director benefits and to fund its Dividend Reinvestment Plan. The shares are valued at their acquisition cost of $487.0 million. As of December 31, 1999, we held 9,512,499 shares at a cost of $383.6 million.

In May 1999, the Board of Directors authorized the repurchase of up to 5.5 million shares of Bowater's common stock in the open market, subject to normal trading restrictions. Under this program, we purchased 2,125,900 shares of common stock at a cost of $103.7 million in 2000 and 1,017,069 shares of common stock at a cost of $51.8 million in 1999.

In addition, we completed a previously announced repurchase program in 1999. Under the previous program, we purchased 1,451,900 shares of common stock at a cost of $57.4 million in 1999, 2,441,100 shares of common stock at a cost of $98.1 million in 1998 and 220,000 shares of common stock at a cost of $9.6 million in 1997. We purchased a total of 4,113,000 shares of common stock, or 10% of the outstanding shares, at a cost of $165.1 million.


Note 24. Timberland Leases and Operating Leases

Bowater controls timberlands under long-term leases expiring 2001 to 2058 for which aggregate lease payments were $0.7 million in 2000, $0.7 million in 1999 and $0.7 million in 1998. These lease costs are capitalized as part of timberlands and are charged against revenue at the time the timber is harvested.

In addition, we lease certain office premises, office equipment and transportation equipment under operating leases. Total rental expense for these operating leases was $5.7 million in 2000, $11.0 million in 1999 and $8.5 million in 1998.

At December 31, 2000, the future minimum rental payments under timberland leases and operating leases are:

                                                 Timberland       Operating
                                                    Lease          Leases,
(In millions)                                     Payments           Net
----------------------------------------------------------------------------
2001                                                $  0.7          $   6.6
2002                                                   0.7              5.9
2003                                                   0.6              5.2
2004                                                   0.6              4.7
2005                                                   0.6              4.2
Thereafter                                            17.8              7.6
----------------------------------------------------------------------------
                                                    $ 21.0          $  34.2
============================================================================

During 2000, Bowater purchased $24.2 million of fixed assets that were previously leased. This is the primary reason that our minimum rental payments for operating leases declined in 2000 to $34.2 million from $59.3 million in 1999.

In addition, we manage over 14 million acres of Crown-owned land in Canada on which we have cutting rights. We make payments to various Canadian provinces based on the amount of timber harvested.


Note 25. Segment Information

Description of the types of products and services from which each reportable segment derives its revenues:

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

Factors management used to identify our segments:

Bowater's reportable segments are business units responsible for the marketing and sales of different products. They are managed separately because of the different products they are responsible for manufacturing and distributing.

In 2000, we revised our segment disclosures to reflect changes we made to our consolidated financial statements and to reflect how our management currently reviews our businesses. These changes included: (1) Reporting "Sales" before the deduction of distribution costs and "Special items" separately from the normal operations of the divisions; (2) reporting the elimination of intersegment sales in "Corporate & other eliminations" instead of by division, and (3) revising our asset allocations relating to the Avenor acquisition between the Newsprint and Forest Products Division and corporate. All of these changes are reflected in the tables on the following page.

The line entitled "Segment income (loss)" in the following tables is equal to "Operating income (loss)" as presented in our Consolidated Statement of Operations. In addition, none of the income or loss items following "Operating income (loss)" in our Consolidated Statement of Operations are allocated to our segments, since they are reviewed separately by Bowater's management.

The following tables summarize information about segment profit and loss and segment assets for the three years ended December 31, 2000, 1999 and 1998:

-------------------------------------------------------------------------------------------------------------------
                                                      Coated       Forest                 Corporate/
                                         Newsprint     Paper      Products    Special       Other
2000 (In millions)                       Division     Division    Division     Items     Eliminations      Total
-------------------------------------------------------------------------------------------------------------------
Sales - including internal sales        $  1,827.2    $  586.9    $  427.4    $  --        $   --       $  2,841.5
Eliminations of intersegment sales          --          --          --           --          (341.2)        (341.2)
                                        ----------    --------    --------    -------      --------     ----------
Sales                                   $  1,827.2    $  586.9    $  427.4    $  --        $ (341.2)    $  2,500.3
                                        ==========    ========    ========    =======      ========     ==========

Depreciation and amortization           $    207.7    $   58.5    $   18.4    $  --        $   10.6     $    295.2
                                        ==========    ========    ========    =======      ========     ==========

Segment income (loss)                   $    291.4    $  136.1    $   17.9    $   7.3      $  (89.4)    $    363.3
                                        ==========    ========    ========    =======      ========     ==========

Total assets                            $  3,554.6    $  549.0    $  515.4    $  --        $  385.1     $  5,004.1
                                        ==========    ========    ========    =======      ========     ==========

Capital expenditures                    $    147.1    $  111.7    $   23.7    $  --        $    0.7     $    283.2
                                        ==========    ========    ========    =======      ========     ==========

-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                      Coated       Forest                 Corporate/
                                         Newsprint     Paper      Products    Special       Other
1999 (In millions)                       Division     Division    Division     Items     Eliminations      Total
-------------------------------------------------------------------------------------------------------------------
Sales - including internal sales        $  1,672.0    $  499.2    $  490.0    $  --        $    2.6     $  2,663.8
Eliminations of intersegment sales          --          --          --           --          (352.1)        (352.1)
                                        ----------    --------    --------    -------      --------     ----------
Sales                                   $  1,672.0    $  499.2    $  490.0    $  --        $ (349.5)    $  2,311.7
                                        ==========    ========    ========    =======      ========     ==========

Depreciation and amortization           $    209.2    $   55.5    $   24.7    $  --        $   10.8     $    300.2
                                        ==========    ========    ========    =======      ========     ==========

Segment income (loss)                   $     53.1    $   72.2    $   44.9    $ 133.4      $  (59.6)    $    244.0
                                        ==========    ========    ========    =======      ========     ==========

Total assets                            $  3,106.7    $  492.1    $  514.6    $  --        $  438.8     $  4,552.2
                                        ==========    ========    ========    =======      ========     ==========

Capital expenditures                    $    141.1    $   42.1    $   13.9    $  --        $    1.4     $    198.5
                                        ==========    ========    ========    =======      ========     ==========

-------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                         Newsprint    Coated       Forest                 Corporate/
                                        & Directory    Paper      Products    Special       Other
1998 (In millions)                       Division     Division    Division     Items     Eliminations      Total
------------------------------------------------------------------------------------------------------------------
Sales - including internal sales        $  1,473.8    $  502.5    $  517.5    $   --       $   19.2     $ 2,513.0
Eliminations of intersegment sales          --           --           --          --         (370.3)       (370.3)
                                        ----------    --------    --------    -------      --------     ---------
Sales                                   $  1,473.8    $  502.5    $  517.5    $   --       $ (351.1)    $ 2,142.7
                                        ==========    ========    ========    =======      ========     =========

Depreciation and amortization           $    149.4    $   51.0    $   23.5    $   --       $    5.7     $   229.6
                                        ==========    ========    ========    =======      ========     =========

Segment income (loss)                   $    157.5    $  107.4    $   44.1    $ (98.5)     $  (48.4)    $   162.1
                                        ==========    ========    ========    =======      ========     =========

Total assets                            $  3,441.9    $  488.3    $  676.2    $   --       $  485.6     $ 5,092.0
                                        ==========    ========    ========    =======      ========     =========

Capital expenditures                    $    170.8    $   29.6    $   17.0    $   --       $    5.8     $   223.2
                                        ==========    ========    ========    =======      ========     =========

------------------------------------------------------------------------------------------------------------------

Special items for 2000 include gain on sale of fixed assets of $3.2 million and gain on sale of timberlands of $4.1 million. Special items for 1999 include gain on sale of timberlands of $272.5 million, loss on sale of GNP of $47.1 million and an impairment charge of $92.0 million. Special items for 1998 include gain on sale of timberlands of $21.1 million and an impairment charge of $119.6 million.

-------------------------------------------------------------------------------
                                                   Sales by Product
                                     ------------------------------------------
(In millions)                               2000         1999          1998
-------------------------------------------------------------------------------
Newsprint                                 $1,421.5    $ 1,282.2     $ 1,108.8
Coated groundwood                            330.3        311.8         391.0
Market pulp                                  546.3        434.2         272.1
Directory paper                                  -         89.4         173.5
Uncoated groundwood specialties               98.1         52.1          49.3
Lumber and other wood products               104.1        142.0         148.0
                                     ------------------------------------------
                                         $ 2,500.3    $ 2,311.7     $ 2,142.7
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                 Sales by Country (1)
                                     ------------------------------------------
(In millions)                              2000         1999           1998
-------------------------------------------------------------------------------

United States                            $ 1,711.5    $ 1,649.1     $ 1,750.6
Canada                                       197.0        170.8          28.1
Korea                                        134.1        102.1          44.1
Japan                                         42.8         39.6          44.6
Brazil                                        59.3         39.0          37.0
Italy                                         42.4         32.5          31.9
United Kingdom                                52.2         38.3          22.9
Mexico                                        74.1         58.7          10.7
Other countries (2)                          186.9        181.6         172.8
                                     ------------------------------------------
                                         $ 2,500.3    $ 2,311.7     $ 2,142.7
-------------------------------------------------------------------------------

-----------------------------------------------------------------------
                                      Long-Lived Assets by Country
                               ----------------------------------------
(In millions)                        2000          1999          1998
-----------------------------------------------------------------------

United States                     $ 1,671.1     $ 1,343.9     $ 1,773.1
Canada                              1,431.4       1,379.8       1,412.8
Korea                                 187.1         182.0         195.3
                               ----------------------------------------
                                  $ 3,289.6     $ 2,905.7     $ 3,381.2
-----------------------------------------------------------------------
(1) Revenues are attributed to countries based on the location of the customer. No one customer represented 10% or more of consolidated sales.

(2)  No country in this group exceeded 10% of consolidated sales.


Note 26. Quarterly Information (Unaudited)

(In millions, except per-share amounts)
Year ended December 31, 2000                             First        Second        Third        Fourth        Year
------------------------------------------------------------------------------------------------------------------------
Sales                                                   $562.9        $607.6       $671.8        $658.0      $2,500.3
Operating income                                          57.7          88.0        118.6          99.0         363.3
Net income                                                17.2          33.7         50.0          58.5         159.4
Basic earnings per common share                           0.32          0.64         0.97          1.13          3.05
Diluted earnings per common share                       $ 0.32        $ 0.63       $ 0.96        $ 1.12      $   3.02
------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
------------------------------------------------------------------------------------------------------------------------
Sales                                                   $619.8        $573.3       $555.7        $562.9      $2,311.7
Operating income (loss)                                  194.9(1)       27.8(2)     (52.2)(3)      73.5(4)      244.0
Net income (loss)                                        106.5           5.2        (53.4)         20.4          78.7
Basic earnings (loss) per common share                    1.93          0.10        (0.98)         0.38          1.43
Diluted earnings (loss) per common share                $ 1.89        $ 0.10       $(0.98)       $ 0.38      $   1.41
------------------------------------------------------------------------------------------------------------------------

(1) Includes a net gain on sale of timberlands of $145.4 million

(2) Includes a net gain on sale of timberlands of $108.3 million and an impairment charge of $92.0 million

(3) Includes a pre-tax loss on sale of GNP of $55.3 million.

(4) Includes a net gain on sale of timberlands of $18.8 million and an adjustment of $8.2 million reducing the loss on sale of GNP.

MANAGEMENT'S STATEMENT OF RESPONSIBILITY

The management of Bowater is responsible for the information contained in the financial statements and in the other parts of this report. The accompanying consolidated financial statements of Bowater Incorporated and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these statements, management has made judgments based upon available information. To ensure that this information will be as accurate and factual as possible, management has communicated to all appropriate employees the requirements for accurate recordkeeping and accounting.

We maintain a system of internal accounting controls designed to provide reasonable assurances for the safeguarding of assets and the reliability of financial records. The system is subject to continuous review through a corporatewide internal audit program with appropriate management follow-up action. Management believes that through the careful selection of employees, the division of responsibilities and the application of formal policies and procedures, we have an effective and responsive system of internal accounting controls.

Our independent auditors, KPMG LLP, are responsible for conducting an audit of our consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and for expressing their opinion as to whether these consolidated financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of the company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America. Their report appears on the opposite page.

There is an Audit Committee of the Board of Directors composed of three nonemployee directors who meet regularly with management, the internal auditors and KPMG LLP to discuss specific accounting, reporting and internal control matters. Both the independent auditors and internal auditors have full and free access to the Audit Committee.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of Bowater Incorporated:


We have audited the accompanying consolidated balance sheet of Bowater Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, capital accounts and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowater Incorporated and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


KPMG LLP
Greenville, South Carolina
February 16, 2001

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (3)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K):

                  23.1     Consent of Independent Auditors

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

Date: October 24, 2001