Form 10-Q/A
period 2001-03-31
BOWATER INC
filed 2001-10-25
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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

                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)

                                                                               March 31,           December 31,
                                                                                  2001                 2000
                                                                            -----------------    -----------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                                           $ 15.5               $ 20.0
  Marketable securities                                                                  0.4                  0.4
  Accounts receivable, net                                                             314.7                380.8
  Inventories                                                                          177.7                161.9
  Other current assets                                                                  37.5                 52.5
                                                                            -----------------    -----------------
    Total current assets                                                               545.8                615.6
                                                                            -----------------    -----------------

Timber and timberlands                                                                 261.5                265.2
Fixed assets, net                                                                    2,970.8              2,981.1
Notes receivable                                                                       147.0                147.1
Goodwill                                                                               860.8                866.8
Other assets                                                                           128.1                128.3
                                                                            -----------------    -----------------
                                                                                   $ 4,914.0            $ 5,004.1
                                                                            =================    =================
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                                             $ 142.7              $ 141.4
  Short-term bank debt                                                                 452.4                485.0
  Accounts payable and accrued liabilities                                             253.7                314.7
  Dividends payable                                                                     10.3                 10.3
                                                                            -----------------    -----------------
    Total current liabilities                                                          859.1                951.4
                                                                            -----------------    -----------------

Long-term debt, net of current installments                                          1,296.4              1,304.7
Other long-term liabilities                                                            325.5                319.2
Deferred income taxes                                                                  504.3                508.1
Minority interests in subsidiaries                                                     121.6                123.6

Commitments and contingencies                                                              -                    -

Shareholders' equity:
  Common stock, issued 61,999,617 and 61,913,626 at March 31, 2001
    and December 31, 2000, respectively                                                 62.0                 61.9
  Exchangeable shares, outstanding and held by non-affiliates
    1,226,150 and 1,304,541 at March 31, 2001 and
    December 31, 2000, respectively                                                     59.6                 63.5
  Additional paid-in capital                                                         1,371.7              1,367.1
  Retained earnings                                                                    837.1                809.6
  Accumulated other comprehensive income (loss)                                        (36.3)               (18.0)
  Treasury stock at cost, 11,635,850 shares at March 31, 2001
    and December 31, 2000                                                             (487.0)              (487.0)
                                                                            -----------------    -----------------
    Total shareholders' equity                                                       1,807.1              1,797.1
                                                                            -----------------    -----------------
                                                                                   $ 4,914.0            $ 5,004.1
                                                                            =================    =================

          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         (UNAUDITED, IN MILLIONS OF US DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                  Three Months Ended
                                                                      --------------------------------------
                                                                         March 31,            March 31,
                                                                            2001                2000
                                                                      -----------------   ------------------
Sales                                                                          $ 604.9              $ 562.9
Cost of sales, excluding depreciation, amortization and cost
  of timber harvested                                                            376.0                361.4
Depreciation, amortization and cost of timber harvested                           76.8                 71.8
Distribution costs                                                                39.9                 42.4
Selling and administrative expense                                                16.8                 32.8
Net gain (loss) on sale of assets                                                 (5.8)                 3.2
                                                                      -----------------   ------------------
    Operating income                                                              89.6                 57.7

Other expense (income):
  Interest income                                                                 (3.6)                (3.7)
  Interest expense, net of capitalized interest                                   35.2                 31.8
  Other, net                                                                      (4.6)                 1.0
                                                                      -----------------   ------------------
                                                                                  27.0                 29.1
                                                                      -----------------   ------------------

Income before income taxes and minority interests                                 62.6                 28.6

Provision for income tax expense                                                  20.4                 12.1
Minority interests in net income (loss) of subsidiaries                            4.5                 (0.7)
                                                                      -----------------   ------------------

Net income                                                                        37.7                 17.2

Other comprehensive income (loss):
  Foreign currency translation adjustments                                        (2.3)                   -
  Unrealized gain (loss) on hedged transactions, net of taxes                    (15.8)                   -
  Minimum pension liability adjustments, net of taxes                             (0.2)                   -
                                                                      -----------------   ------------------

Comprehensive income                                                            $ 19.4               $ 17.2
                                                                      =================   ==================

Basic earnings per common share*:                                                $ 0.73               $ 0.32
                                                                      =================   ==================

Diluted earnings per common share*:                                              $ 0.72               $ 0.32
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

                                                                                                    Accumulated
                                                                         Additional                    Other
                                              Common     Exchangeable      Paid-in      Retained   Comprehensive    Treasury
                                               Stock        Shares         Capital      Earnings   Income (Loss)      Stock
                                              -------    ------------    ----------     --------   -------------    --------
  Balance at December 31, 2000                 $ 61.9       $ 63.5       $ 1,367.1       $ 809.6      $ (18.0)      $(487.0)

  Net income                                       -             -              -           37.7           -             -

  Retraction of exchangeable shares (78,391
      common shares issued and exchangeable
      shares retracted)                           0.1         (3.9)            3.8            -            -             -

  Dividends ($0.20 per share)                      -             -              -          (10.2)          -             -

  Stock options exercised (7,600 shares)           -             -             0.2            -            -             -

  Tax benefit on exercise of stock options         -             -             0.1            -            -             -

  Stock option compensation                        -             -             0.5            -            -             -

  Pension plan additional minimum liability        -             -              -             -          (0.2)           -


  Unrealized gain (loss) on hedged
       transactions                                -             -              -             -         (15.8)           -

  Foreign currency translation adjustment          -             -              -             -          (2.3)           -
                                              -------    ------------    ----------     --------   -------------    --------

  Balance at March 31, 2001                    $ 62.0       $ 59.6        $ 1,371.7      $ 837.1      $ (36.3)      $(487.0)
                                              =======    ============    ==========     ========   =============    ========

          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)

                                                                                                   Three Months Ended
                                                                                          -----------------------------------
                                                                                            March 31,            March 31,
                                                                                              2001                 2000
                                                                                          --------------       --------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                                                       $ 37.7               $ 17.2
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested                                            76.8                 71.8
Deferred income taxes                                                                              (2.1)                 7.6
Minority interests in net income (loss) of subsidiaries                                             4.5                 (0.7)
Net loss (gain) on sale of assets                                                                   5.8                 (3.2)
Changes in working capital:
  Accounts receivable, net                                                                         66.1                (10.6)
  Inventories                                                                                     (15.8)                (9.6)
  Accounts payable and accrued liabilities                                                        (61.5)               (18.1)
  Income taxes payable                                                                              3.6                  5.7
Other, net                                                                                         (3.7)                 6.3
                                                                                          --------------       --------------
          Net cash from operating activities                                                      111.4                 66.4
                                                                                          --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in fixed assets, timber and timberlands                                             (68.3)               (58.3)
Disposition of fixed assets, timber and timberlands                                                   -                  5.2
Cash paid on maturity of economic hedging contracts                                                   -                 (5.6)
Cash invested in marketable securities                                                                -                (49.4)
Cash from maturity of marketable securities                                                           -                 51.1
                                                                                          --------------       --------------
          Net cash used for investing activities                                                  (68.3)               (57.0)
                                                                                          --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends, including minority interests                                                      (15.0)               (16.9)
Purchase of common stock                                                                              -                (20.7)
Short-term financing                                                                              163.1                108.4
Short-term financing repayments                                                                  (195.7)               (48.1)
Long-term financing                                                                                   -                  0.4
Purchases/payments of long-term debt                                                               (0.2)               (30.7)
Stock options exercised                                                                             0.2                  0.8
Other                                                                                                 -                  0.5
                                                                                          --------------       --------------
          Net cash used for financing activities                                                  (47.6)                (6.3)
                                                                                          --------------       --------------

Net increase (decrease) in cash and cash equivalents                                               (4.5)                 3.1

Cash and cash equivalents at beginning of year                                                     20.0                 24.7
                                                                                          --------------       --------------
Cash and cash equivalents at end of period                                                       $ 15.5               $ 27.8
                                                                                          ==============       ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, net of capitalized interest of $3.0 and $0.5                                         $ 35.2               $ 21.1
  Income taxes                                                                                   $  6.6               $    -

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

14. In April 2001, Bowater announced the signing of a definitive agreement by which Bowater will acquire all of the outstanding shares of Alliance Forest Products Inc. (Alliance). Under the terms of the agreement, Bowater will pay C$13.00 in cash plus 0.166 shares of Bowater stock for each Alliance common share, based upon the average trading price for twenty days prior to the agreement, which results in an implied per share value of C$26 for each Alliance common share. For financial accounting purposes, the transaction will be valued based on the six day average price of Bowater's shares three days prior to and three days after the transaction measurement date. Alliance shareholders may choose to receive shares of Bowater common stock or Canadian-listed shares of a Bowater Canadian subsidiary, which are exchangeable, on a one-for-one basis, at any time into Bowater shares. The exchangeable shares have voting and dividend rights substantially equivalent to those of Bowater common shares. The aggregate value of the transaction, including assumed debt, is approximately C$1.2 billion (U.S. $770 million, as of April 2001). The boards of directors of both companies have approved the transaction. The transaction is expected to close in June 2001 and is subject to approval by Alliance's shareholders and appropriate court and regulatory authorities.

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

                              RESULTS OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31, 2001, VERSUS
                                 MARCH 31, 2000

For the first quarter of 2001, Bowater had operating income of $89.6 million, compared to $57.7 million for the first quarter of 2000. Operating income for the first quarter of 2001 includes a net loss on sale of assets of $5.8 million compared to a net gain on sale of assets of $3.2 million for the first quarter of 2000. Excluding these asset sales, operating income increased $40.9 million. Higher transaction prices for newsprint ($62.8 million), coated groundwood paper ($2.5 million) and uncoated groundwood specialties ($3.0 million) partially offset by lower prices for market pulp ($4.8 million) and lumber ($2.2 million) and lower shipments ($10.8 million, primarily market pulp) account for the majority of this increase. Higher operating costs as a result of maintenance and market-related downtime ($21.2 million) and higher fuel ($4.9 million) and chemicals costs ($5.7 million) were partially offset by a favorable Canadian dollar exchange rate ($11.7 million) and credits recognized for our stock-based compensation programs ($16.1 million).

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

Newsprint Division: Sales for the Division increased 13%, from $402.8 million for the first quarter of 2000 to $454.5 million for the first quarter of 2001. This increase is primarily the result of higher average transaction prices for newsprint ($58.3 million) and uncoated groundwood specialties ($2.4 million) and higher shipments of newsprint ($11.0 million, which includes the Grenada operations purchased in August 2000). This increase was partially offset by lower average transaction prices for market pulp ($1.6 million) and lower shipments of market pulp ($20.7 million). See the previous discussion of product line results.

    Operating income for the first quarter of 2001 increased $37.6 million compared with operating income of $38.6 million for the first quarter of 2000. Higher prices for newsprint ($58.3 million) and uncoated groundwood specialties ($2.4 million) partially offset by lower shipments ($2.8 million primarily lower market pulp shipments partially offset by higher newsprint shipments) account for the majority of this increase. Operating costs for the division increased in the first quarter of 2001 due to maintenance and market-related downtime ($19.0 million), higher depreciation expense ($5.2 million, primarily due to the acquisition of the Grenada operations), and higher prices for fuel ($3.9 million), power ($1.0 million) and chemicals ($2.4 million). This increase was partially offset by a favorable Canadian dollar exchange rate ($11.7 million).

Coated Paper Division: Sales for the Division increased $4.9 million, from $133.8 million for the first quarter of 2000 to $138.7 million for the first quarter of 2001, due to higher average transaction prices for newsprint ($4.4 million), coated groundwood paper ($2.5 million) and uncoated groundwood specialties ($1.6 million) and higher shipments of coated groundwood paper ($2.6 million) and uncoated groundwood specialties ($2.3 million). These increases were partially offset by lower prices for market pulp ($3.3 million) and lower newsprint ($1.4 million) and market pulp ($4.5 million) shipments. See the previous discussion of product line results.

    Operating income decreased $3.9 million from $25.0 million for the first quarter of 2000 to $21.1 million for the first quarter of 2001. This decrease was primarily the result of lower average transaction prices for market pulp ($3.3 million), higher operating costs due to market-related downtime ($2.2 million) and higher prices for chemicals ($2.5 million), fuel ($1.8 million) and maintenance ($1.7 million). This decrease was partially offset by higher transaction prices for newsprint ($4.4 million), coated groundwood paper ($2.5 million) and uncoated groundwood specialties ($1.6 million).

Forest Products Division: Sales for the Division decreased 21%, from $119.6 million for the first quarter of 2000 to $94.5 million for the first quarter of 2001. This decrease is primarily the result of lower lumber ($2.6 million) and timber ($9.1 million) transaction prices and lower lumber ($6.3 million) and timber ($7.7 million) shipments. See the previous discussion of product line results.

    Operating income for the Division decreased $12.3 million for the first quarter of 2001 compared to the first quarter of 2000, due primarily to lower lumber ($2.6 million) and timber ($9.1 million) transaction prices and shipments ($3.4 million). Operating costs for the Division were higher in the first quarter of 2001 compared to the same period last year due to a charge for pine beetle damage ($2.1 million) and the startup of the recently modernized Oakhill sawmill ($0.4 million), offset partially by lower prices for timber cut from third party landowners ($5.7 million) and lower wood cost ($1.2 million) at the sawmills.

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

Corporate & Eliminations: The elimination of intersegment sales decreased $10.5 million, comparing the first quarter of 2001 to the first quarter of 2000. Corporate expenses decreased $19.5 million primarily due to credits recognized for stock-based compensation ($16.1 million).

INTEREST AND OTHER INCOME AND EXPENSES

Interest expense for the first quarter 2001 increased $3.4 million over the same period in 2000. This increase was attributable to higher borrowings on our credit facility due to the acquisition of the Grenada operations in August 2000. Comparing the same periods, interest income levels remained relatively the same at $3.6 million in 2001 versus $3.7 million in the prior year.

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

CASH FROM OPERATING ACTIVITIES:

During the first three months of 2001, Bowater's operations generated $111.4 million of cash compared to $66.4 million of cash during the first three months of 2000, an increase of $45.0 million. Higher operating income and lower working capital needs accounted for the increase in 2001. Operating cash flows for the first quarter of 2001 include the activity of the Grenada operations, which was acquired in August 2000.

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

                               PENDING TRANSACTION

In April 2001, Bowater announced the signing of a definitive agreement by which Bowater will acquire all of the outstanding shares of Alliance Forest Products Inc. (Alliance). Under the terms of the agreement, Bowater will pay C$13.00 in cash plus 0.166 shares of Bowater stock for each Alliance common share, based upon the average trading price for twenty days prior to the agreement, which results in an implied per share value of C$26 for each Alliance common share. For financial accounting purposes, the transaction will be valued based on the six-day average price of Bowater's shares three days prior to and three days after the transaction measurement date. Alliance shareholders may choose to receive shares of Bowater common stock or Canadian-listed shares of a Bowater Canadian subsidiary, which are exchangeable, on a one-for-one basis, at any time into Bowater shares. The exchangeable shares have voting and dividend rights substantially equivalent to those of Bowater common shares. The definitive agreement provides for a termination fee of U.S. $20 million (C$31.5 million) payable by Alliance under certain circumstances, and Alliance has agreed not to solicit or encourage any competing offers.

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

                     BOWATER INCORPORATED AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION

Item 6.           Exhibits and Report on Form 8-K.

         (a)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K):

         Exhibit No.       Description
         -----------       -----------
         2.1               Arrangement Agreement dated as of April 1, 2001, by
                           and between the Company and Alliance Forest Products
                           Inc.*

         (b)      Reports on Form 8-K:

                  On April 4, 2001, the Company filed a Current Report on Form
                  8-K dated April 2, 2001, reporting under Item 5 the issuance of a press release announcing the signing of a definitive agreement by which the Company will acquire all of the outstanding shares of Alliance Forest Products Inc.*

         * Previously filed.

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






Dated:   October 24, 2001