Form 10-Q
period 2001-09-30
BOWATER INC
filed 2001-11-14
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001
                               ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 2001.


               Class                        Outstanding at November 5, 2001
              ------                        -------------------------------
     Common Stock, $1.00 Par Value                 54,643,748 Shares

                              BOWATER INCORPORATED

                                    I N D E X

                                                                                              Page
                                                                                             Number
                                                                                             ------
  PART I   FINANCIAL INFORMATION

         1.  Financial Statements:

                  Consolidated Balance Sheet at September 30, 2001,
                  and December 31, 2000                                                          3

                  Consolidated Statement of Operations for the Three
                  and Nine Months Ended September 30, 2001, and
                  September 30, 2000                                                             4

                  Consolidated Statement of Capital Accounts
                  for the Nine Months Ended September 30, 2001                                   5

                  Consolidated Statement of Cash Flows for the
                  Nine Months Ended September 30, 2001, and
                  September 30, 2000                                                             6

                  Notes to Consolidated Financial Statements                                    7-14

         2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                 15-24

         3.  Quantitative and Qualitative Disclosures About Market Risk                          24


  PART II   OTHER INFORMATION

  Exhibits and Reports on Form 8-K                                                             25-26

  SIGNATURES                                                                                     27

                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)


                                                                                     September 30        December 31,
                                                                                        2001                 2000
                                                                                  -----------------    -----------------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                       $            15.8    $            20.0
  Marketable securities                                                                         0.4                  0.4
  Accounts receivable, net                                                                    464.1                380.8
  Inventories                                                                                 252.0                161.9
  Other current assets                                                                         41.1                 52.5
                                                                                  -----------------    -----------------
    Total current assets                                                                      773.4                615.6
                                                                                  -----------------    -----------------

Timber and timberlands                                                                        261.1                265.2
Fixed assets, net                                                                           3,819.2              2,981.1
Notes receivable                                                                                  -                146.0
Goodwill                                                                                      848.9                866.8
Other assets                                                                                  152.8                129.4
                                                                                  -----------------    -----------------
                                                                                  $         5,855.4    $         5,004.1
                                                                                  =================    =================
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                                          $           128.1    $           141.4
  Short-term bank debt                                                                      1,009.5                485.0
  Accounts payable and accrued liabilities                                                    417.7                314.7
  Income taxes payable                                                                          4.3                    -
  Dividends payable                                                                            10.1                 10.3
                                                                                  -----------------    -----------------
    Total current liabilities                                                               1,569.7                951.4
                                                                                  -----------------    -----------------

Long-term debt, net of current installments                                                 1,232.3              1,304.7
Other long-term liabilities                                                                   332.2                319.2
Deferred income taxes                                                                         593.5                508.1
Minority interests in subsidiaries                                                             86.7                123.6

Commitments and contingencies                                                                     -                    -

Shareholders' equity:
   Common stock, issued 66,238,911 and 61,913,626 at September 30, 2001
         and December 31, 2000, respectively                                                   66.2                 61.9
   Exchangeable shares, outstanding and held by non-affiliates
         2,045,669 and 1,304,541 at September 30, 2001 and
         December 31, 2000, respectively                                                       97.8                 63.5
   Additional paid-in capital                                                               1,566.0              1,367.1
   Retained earnings                                                                          833.2                809.6
   Accumulated other comprehensive income (loss)                                              (35.8)               (18.0)
   Treasury stock, at cost                                                                   (486.4)              (487.0)
                                                                                  -----------------    -----------------
    Total shareholders' equity                                                              2,041.0              1,797.1
                                                                                  -----------------    -----------------
                                                                                  $         5,855.4    $         5,004.1
                                                                                  =================    =================

          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         (Unaudited, in millions of US dollars except per share amounts)


                                                                    Three Months Ended                Nine Months Ended
                                                               ------------------------------  -------------------------------
                                                               September 30,    September 30,   September 30,   September 30,
                                                                   2001            2000             2001            2000
                                                               -------------    -------------   -------------   -------------
Sales                                                          $   558.8       $   671.8       $   1,748.9       $   1,842.4
Cost of sales, excluding depreciation, amortization and
    cost of timber harvested                                       393.9           402.3           1,155.1           1,150.5
Depreciation, amortization and cost of timber harvested             77.0            74.7             228.6             217.0
Distribution costs                                                  38.9            43.8             120.1             127.2
Selling and administrative expense                                  31.1            32.5              77.1              86.8
Net gain on sale of assets                                           4.3             0.1              83.5               3.4
                                                               ---------       ---------       -----------       -----------
    Operating income                                                22.2           118.6             251.5             264.3

Other expense (income):
  Interest income                                                   (1.0)           (4.0)             (7.6)            (11.7)
  Interest expense, net of capitalized interest                     33.7            36.1             102.7              98.8
  Other, net                                                       (11.6)            2.3              (5.7)              8.1
                                                               ---------       ---------       -----------       -----------
                                                                    21.1            34.4              89.4              95.2
                                                               ---------       ---------       -----------       -----------

Income before income taxes and minority interests                    1.1            84.2             162.1             169.1

Provision for income tax expense                                    (1.2)           31.8              69.2              65.9
Minority interests in net income of subsidiaries                     4.1             2.4              38.4               2.3
                                                               ---------       ---------       -----------       -----------

Net income (loss)                                                   (1.8)           50.0              54.5             100.9
Other comprehensive income (loss):
  Foreign currency translation adjustments                          (2.3)           (0.4)             (2.6)             (1.3)
  Unrealized loss on hedged transactions, net of taxes             (14.0)              -             (15.0)                -
  Minimum pension liability adjustments, net of taxes                  -               -              (0.2)                -
                                                               ---------       ---------       -----------       -----------
Comprehensive income (loss)                                    $   (18.1)      $    49.6       $      36.7       $      99.6
                                                               =========       =========       ===========       ===========

Basic earnings (loss) per common share*:                       $   (0.04)      $    0.97       $      1.05       $      1.92
                                                               =========       =========       ===========       ===========

Diluted earnings (loss) per common share*:                     $   (0.04)      $    0.96       $      1.05       $      1.90
                                                               =========       =========       ===========       ===========


* Basic and diluted earnings per share are based on net income and do not include any impact from "Other comprehensive income (loss)." See Footnote 9.


           See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
           For the Nine Months Ended September 30, 2001 (Unaudited, in
                millions of US Dollars except per share amounts)

                                                                                                           Accumulated
                                                                                    Additional                  Other
                                                          Common   Exchangeable     Paid-in    Retained   Comprehensive   Treasury
                                                           Stock      Shares        Capital    Earnings   Income (Loss)    Stock
                                                          ------   ------------   ----------   --------   -------------   --------

Balance at December 31, 2000                              $ 61.9   $       63.5   $  1,367.1   $  809.6   $       (18.0)  $ (487.0)

Net income                                                     -             -             -       54.5               -          -

Issuance of new stock (4,179,626 $1.00 par common shares
  and 856,237 exchangeable shares at $46.65 each)            4.2           39.9        190.8          -               -          -

Retraction of exchangeable shares (115,109 common
  and exchangeable shares)                                   0.1           (5.6)         5.5          -               -          -

Dividends ($0.60 per share)                                    -              -            -      (30.9)              -          -

Stock options exercised (30,550 shares)                        -              -          0.9          -               -          -

Tax benefit on exercise of stock options                       -              -          0.3          -               -          -

Stock option compensation                                      -              -          1.4          -               -          -

Treasury stock used for dividend reinvestment plans
  and to pay employee and director benefits                    -              -            -          -               -        0.6

Pension plan additional minimum liability                      -              -            -          -            (0.2)         -

Unrealized gain (loss) on hedged
  transactions                                                 -              -            -          -           (15.0)         -

Foreign currency translation adjustment                        -              -            -          -            (2.6)         -
                                                          ------   ------------   ----------   --------   -------------   --------

Balance at September 30, 2001                             $ 66.2   $       97.8   $  1,566.0   $  833.2   $       (35.8)  $ (486.4)
                                                          ======   ============   ==========   ========   =============   ========

          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited, in millions of US Dollars)

                                                                            Nine Months Ended
                                                                    --------------------------------
                                                                    September 30,      September 30,
                                                                        2001               2000
                                                                    -------------      -------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                          $        54.5      $       100.9
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of timber harvested                     228.6              217.0
Deferred income taxes                                                        34.4               31.4
Minority interests in net income of subsidiaries                             38.4                2.3
Net gain on sale of assets                                                  (83.5)              (3.4)
Payments on maturity of hedging contracts                                   (11.2)                 -
Changes in working capital:
  Accounts receivable, net                                                   28.4              (72.3)
  Inventories                                                                 1.6               (7.7)
  Accounts payable and accrued liabilities                                  (58.1)              (8.5)
  Income taxes payable                                                        1.6               11.5
Other, net                                                                   (8.8)               2.3
                                                                    -------------      -------------
         Net cash from operating activities                                 225.9              273.5
                                                                    -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Alliance Forest Products Inc.                               (251.0)                 -
Acquistion of Newsprint South, Inc., net of cash acquired                       -             (379.6)
Cash invested in fixed assets, timber and timberlands                      (173.0)            (164.5)
Purchase of assets previously leased                                            -              (24.2)
Disposition of fixed assets, timber and timberlands                           5.6                5.9
Proceeds from sale of note receivable                                       122.6                  -
Cash paid on maturity of economic hedging contracts                             -              (20.2)
Cash invested in marketable securities                                       (0.4)             (50.7)
Cash from maturity of marketable securities                                   0.4               52.4
                                                                    -------------      -------------
          Net cash used for investing activities                           (295.8)            (580.9)
                                                                    -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends, including minority interests                               (104.2)             (38.0)
Purchase of common stock                                                        -             (103.7)
Short-term financing                                                      1,151.0              749.9
Short-term financing repayments                                            (635.1)            (276.3)
Long-term financing                                                             -                0.4
Purchases/payments of long-term debt                                       (346.9)             (30.9)
Stock options exercised                                                       0.9                2.4
Other                                                                           -                0.7
                                                                    -------------      -------------
          Net cash from financing activities                                 65.7              304.5
                                                                    -------------      -------------

Net decrease in cash and cash equivalents                                    (4.2)              (2.9)

Cash and cash equivalents at beginning of year                               20.0               24.7
                                                                    -------------      -------------
Cash and cash equivalents at end of period                          $        15.8      $        21.8
                                                                    =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, including capitalized interest of $7.1 and $2.0         $       114.5      $        90.6
  Income taxes                                                      $        14.7      $        21.4

          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries as of September 30, 2001. The consolidated balance sheets, statements of operations, capital accounts and cash flows are unaudited. However, in the opinion of our management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. On April 1, 2001, Bowater signed a definitive agreement to acquire all of the outstanding stock of Alliance Forest Products Inc. (Alliance) for C$13.00 in cash plus .166 shares of Bowater Common Stock or Exchangeable Shares for each Alliance common share. The Alliance acquisition was completed on September 24, 2001. The results of Alliance's operations have been included in the consolidated financial statements since September 24, 2001. Following the acquisition, Bowater changed Alliance's name to Bowater Canadian Forest Products Inc. Alliance was an integrated company specializing in timber harvesting and forest management, as well as the production and sale of newsprint, uncoated groundwood papers, pulp, lumber and related products. Alliance had operations in Canada and the United States. The acquisition adds two modern, low-cost supercalendered and specialty paper mills in Quebec and enables Bowater to offer a full spectrum of groundwood paper grades. Also, a strategically located mill in Alabama, which is being modernized to produce 100% recycled newsprint, enhances Bowater's customer service capabilities. Alliance's extensive sawmill system and strong fiber base will support Bowater's expanded operations.

         The aggregate purchase price to Alliance shareholders was $485.9 million. The acquisition was financed through a $500.0 million Bridge Credit Agreement dated July 2, 2001. The borrowings under this facility matured on November 6, 2001 (See Note 15). As of September 24, 2001, the closing date of the transaction, Alliance had a total of approximately 30.3 million outstanding shares. Using the exchange ratio of .166, the 30.3 million Alliance shares resulted in the issuance of 4,179,626 shares of Bowater Common Stock ($1.00 par value) and 856,237 shares of Bowater Exchangeable Shares (no par value) for the equity consideration of $234.9 million and approximately $251.0 million in cash for the cash portion. Bowater shares were valued at $46.65 per share of Bowater Common Stock or Exchangeable Shares, which represents a six-day average, three trading days prior to April 1, 2001 (the date of the definitive agreement) and three trading days after. Transaction costs of the acquisition were approximately $13.0 million and payments to Alliance for settlement of stock options were approximately $8.1 million.

         The acquisition is being accounted for using the purchase method of accounting in accordance with Financial Accounting Standards No. 141, "Business Combinations", whereby the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the effective date of the acquisition, September 24, 2001. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition. Independent appraisals and actuarial valuations are being conducted and final allocations will be made upon completion.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       AS OF
                                                                   SEPTEMBER 24,
     (in millions)                                                      2001
                                                                  --------------
     Purchase price to shareholders                               $        485.9
     Transaction costs                                                      13.0
     Payments to Alliance for settlement of stock options                    8.1
                                                                  --------------
       Total purchase price                                       $        507.0
                                                                  ==============

     Current assets                                               $        215.7
     Timber and timberlands                                                  4.4
     Fixed assets, net                                                     864.0
     Other assets                                                           10.4
                                                                  --------------
         Total assets acquired                                           1,094.5

     Current liabilities                                                   247.7
     Long-term debt                                                        198.4
     Other long-term liabilities                                           141.4
                                                                  --------------
         Total liabilities assumed                                         587.5

     Net assets acquired                                          $        507.0
                                                                  ==============

The following summarized unaudited pro forma financial information assumes the Alliance acquisition had occurred on January 1 of each of the periods presented. The summarized unaudited pro forma financial information does not purport to represent what the results of operations or financial position of Bowater would actually have been if the acquisition had in fact occurred on the assumed dates, and we do not project the results of operations or financial position of Bowater for any future date or period. The selected summarized unaudited pro forma financial information does not reflect the cost savings and operating synergies Bowater expects to realize in connection with the acquisition.

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                 -----------------------------------------------
     (In millions, except per share amounts)       2001         2000         2001        2000
     -------------------------------------------------------------------------------------------
     Sales                                       $ 741.5    $   864.9    $  2,340.7   $  2,442.4
     Net income (loss)                              (4.1)        49.7          67.1         77.7
     Basic earnings (loss) per common share        (0.07)        0.88          1.19         1.35
     Diluted earnings (loss) per common share      (0.07)        0.87          1.18         1.34

3. During the first nine months of 2001, Bowater sold fixed assets and land resulting in a pre-tax gain of $83.5 million, or $0.36 per diluted share, after tax and minority interest. In the third quarter of 2001, Bowater recognized a net pre-tax gain on the sale of assets of $4.3 million, or $0.05 per diluted share after tax.

         In the second quarter of 2001, Bowater recognized a net pre-tax gain on the sale of assets of $85.0 million, or $0.37 per diluted share, after tax and minority interest. In the fourth quarter of 1999, Calhoun Newsprint Company (CNC), a majority-owned subsidiary of Bowater, sold approximately 140,000 acres of timberlands in North Carolina and South Carolina for proceeds of $173.2 million (before expenses of $1.1 million). CNC received $26.2 million in cash and $145.9 million in notes. We recorded the transaction as an installment sale and had remaining deferred pre-tax gains of approximately $95.0 million. In the second quarter of 2001, we sold the $145.9 million notes receivable for net cash proceeds of $122.6 million, met the requirements for full accrual, and recorded a net pre-tax gain of $84.5 million. The net pre-tax gain was comprised of the $95.0 million previously recorded deferred pre-tax gains and a $10.5 million loss on the sale of the notes receivable. The $10.5 million loss on the sale of the notes receivable was based on the original carrying amount of the notes, allocated between the assets sold and the retained interests based on its relative fair value at the date of

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         the transfer. The principal variable in determining the fair value of future expected cash flows of the retained interest is the discount rate as it consists of two individual notes with a low level of credit risk, contractually due in 13.5 years and not subject to prepayment. The discount rates used for the two individual notes were 7.36% and LIBOR plus 0.89, respectively. The retained interest of $12.5 million at September 30, 2001 is included in Other Assets in the consolidated balance sheet. A dividend of $60.1 million was paid to the minority shareholder of CNC during the second quarter of 2001.

         In April 2001, Bowater reached a final settlement of certain matters regarding the sale of Great Northern Paper, Inc. (GNP) to Inexcon Maine, Inc. (Inexcon). As a result, we recognized a pre-tax charge of $5.8 million, or $0.07 per diluted share after tax, in the first quarter of 2001.

         During the first nine months of 2000, we sold fixed assets resulting in a pre-tax gain of $3.4 million, or $0.04 per diluted share after tax.

4. Restructuring and environmental liabilities were recorded in connection with the 1998 acquisition of Avenor Inc., the related closure of the Gold River pulp mill and the sale of the Dryden white paper mill. During the first nine months of 2001, we made payments against the reserves of $0.7 million and reduced the reserves by $0.2 million due to foreign exchange.

         As of September 30, 2001, the remaining accrual for the above items is $16.9 million. Of this remaining accrual, $3.6 million is included in "Accounts payable and accrued liabilities" and $13.3 million is included in "Other long-term liabilities" in the Consolidated Balance Sheet. As of September 30, 2001, the cash requirements related to these liabilities are expected to be less than $0.1 million during the balance of 2001 and $16.8 million related to environmental matters in 2002 and beyond.

5. During the first nine months of 2001, the Board of Directors of CNC declared dividends of $149.2 million. As a result, $73.1 million was paid to the minority shareholder. In the first nine months of 2000, the Board of Directors of CNC declared dividends of $12.5 million, resulting in a payment of $6.1 million to the minority shareholder.

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

7. No stock purchases were made in the first nine months of 2001 under the stock repurchase program authorized in May 1999. During the first nine months of 2000, we purchased 2.1 million shares of our common stock for $103.7 million. Since the beginning of this program, we have purchased a total of 3.2 million shares of our common stock at a total cost of $155.5 million.

8. "Other, net" in the Consolidated Statement of Operations includes the following:

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                               --------------------------------------------------------
     (In millions)                                2001             2000          2001          2000
     --------------------------------------------------------------------------------------------------
     Foreign exchange (gain) loss              $   (9.2)        $     2.2     $     (2.6)    $      7.5
     (Income) loss from joint venture              (1.4)               --           (2.4)           1.8
     Miscellaneous (income) expense                (1.0)              0.1           (0.7)          (1.2)
     --------------------------------------------------------------------------------------------------
                                               $  (11.6)        $     2.3     $     (5.7)      $    8.1
     --------------------------------------------------------------------------------------------------

         Bowater's foreign exchange gain or loss is primarily driven by the revaluation of unhedged foreign denominated liabilities into US dollars plus the ineffective portion of our cash flow hedges.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       The calculation of basic and diluted earnings per share is as follows:

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                     ---------------------------------------------------------
     (In millions, except per share amounts)             2001            2000              2001         2000
     ---------------------------------------------------------------------------------------------------------
     Basic Computation:

     Net income (loss)                               $       (1.8)      $   50.0        $   54.5      $   100.9
                                                     ----------------------------------------------------------
     Basic income (loss) available to
          common shareholders                        $       (1.8)      $   50.0        $   54.5      $   100.9
                                                     ----------------------------------------------------------

     Basic weighted average shares outstanding               52.0           51.6            51.7           52.6
                                                     ----------------------------------------------------------

     Basic earnings (loss) per common share          $      (0.04)      $   0.97        $   1.05      $    1.92
                                                     ----------------------------------------------------------


                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                    ------------------------------------------------------------
     (In millions, except per share amounts)             2001           2000            2001            2000
     -----------------------------------------------------------------------------------------------------------
     Diluted Computation:

     Diluted income (loss) available to
          common shareholders                        $       (1.8)    $     50.0        $   54.5      $   100.9
                                                     ----------------------------------------------------------

     Basic weighted average shares outstanding               52.0           51.6            51.7           52.6

     Effect of dilutive securities:
          Options                                               -            0.5             0.4            0.5
                                                     ----------------------------------------------------------

     Diluted weighted average shares
          outstanding                                        52.0           52.1            52.1           53.1
                                                     ----------------------------------------------------------

     Diluted earnings (loss) per common share        $      (0.04)    $     0.96        $   1.05      $    1.90
                                                     ----------------------------------------------------------

         The effect of dilutive securities is not included in the computation for the three months ended September 30, 2001 to prevent antidilution.

10.      Segment Information:
         On September 24, 2001, Bowater completed the purchase of Alliance. As a result of the acquisition, we have four reportable segments effective October 1, 2001: the Newsprint Division, the Coated and Specialty Papers Division, the Forest Products Division and the Canadian Forest Products Division. The Canadian Forest Products Division will operate four manufacturing sites in Canada. Bowater acquired two of these sites in connection with its acquisition of Alliance. The principal product lines at these manufacturing sites are newsprint and uncoated groundwood specialties. The Division will also be responsible for 10 sawmill operations in Quebec and New Brunswick and for the lumber sales from all 12 Canadian sawmills. The Division will manage 400,000 acres of timberland owned in Canada and about 24 million acres of Crown-owned land in Canada on which Bowater has cutting rights. Alliance's operating results for the seven days ended September 30, 2001 and the asset balances at September 30, 2001 are included in "Corporate & Eliminations" in the following tables.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         As of September 30, 2001, Bowater had three reportable segments: the Newsprint Division, the Coated Paper Division and the Forest Products Division.
         * The Newsprint Division is responsible for the manufacturing operations of eight sites in the United States, Canada and South Korea. It is also responsible for the worldwide marketing of newsprint and uncoated groundwood specialties.
         * The Coated Paper Division is responsible for one manufacturing site that produces coated groundwood paper, newsprint, market pulp and uncoated groundwood specialties and operates a coating facility, both in the United States. This Division is responsible for the worldwide marketing and sales of coated groundwood paper.
         * The Forest Products Division operates three sawmills and manages 1.8 million acres of owned and leased timberlands in the United States and Canada, as well as 14.1 million acres of Crown-owned land in Canada on which we have cutting rights. This Division sells wood fiber to the Newsprint and Coated Paper Divisions, as well as markets and sells timber and lumber to third parties in North America.

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

         The following tables summarize information about segment profit and loss and segment assets for the three and nine months ended September 30, 2001 and 2000:

(Unaudited, in millions)

                                                   Coated        Forest                     Corporate
       THREE MONTHS ENDED           Newsprint       Paper       Products       Other            &
       SEPTEMBER 30, 2001            Division      Division     Division       Items       Eliminations    Total
------------------------------------------------------------------------------------------------------------------
Sales-including internal sales     $     391.6    $    131.4   $     97.8   $       -       $       -    $   620.8
Elimination of intersegment sales          -             -            -             -           (62.0)       (62.0)
------------------------------------------------------------------------------------------------------------------
Sales - external customers               391.6         131.4         97.8           -           (62.0)       558.8
------------------------------------------------------------------------------------------------------------------
Segment income (loss)                     30.5           3.0          4.2          4.3          (19.8)        22.2
------------------------------------------------------------------------------------------------------------------
Total assets at 9/30/01            $   3,369.0    $    634.1   $    370.5   $        -      $ 1,481.8    $ 5,855.4
------------------------------------------------------------------------------------------------------------------

                                                   Coated        Forest                      Corporate
        THREE MONTHS ENDED           Newsprint      Paper       Products        Other            &
        SEPTEMBER 30, 2000           Division      Division     Division        Items      Eliminations      Total
---------------------------------------------------------------------------------------------------------------------
Sales-including internal sales      $     493.0   $    157.2    $   107.4   $       -      $         -     $    757.6
Elimination of intersegment sales           -            -            -             -            (85.8)         (85.8)
---------------------------------------------------------------------------------------------------------------------
Sales - external customers                493.0        157.2        107.4           -            (85.8)         671.8
---------------------------------------------------------------------------------------------------------------------
Segment income (loss)                      94.4         39.4          0.6          0.1           (15.9)         118.6
---------------------------------------------------------------------------------------------------------------------
Total assets at 9/30/00             $   3,565.7   $    518.8    $   514.1   $       -      $     392.5     $  4,991.1
---------------------------------------------------------------------------------------------------------------------


                                                   Coated        Forest                     Corporate
        NINE MONTHS ENDED           Newsprint       Paper       Products       Other             &
       SEPTEMBER 30, 2001            Division      Division     Division       Items       Eliminations      Total
---------------------------------- ------------- ------------ ------------- ------------- --------------- -----------
Sales-including internal sales     $   1,303.5   $     386.5  $     278.1   $       -     $         -     $   1,968.1

Elimination of intersegment sales          -             -            -             -          (219.2)         (219.2)
---------------------------------------------------------------------------------------------------------------------
Sales-external customers               1,303.5         386.5        278.1           -          (219.2)        1,748.9
---------------------------------------------------------------------------------------------------------------------
Segment income (loss)              $     182.1   $      25.8  $       1.9   $     83.5    $     (41.8)    $     251.5
---------------------------------------------------------------------------------------------------------------------

                     BOWATER INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   Coated        Forest                     Corporate
        NINE MONTHS ENDED           Newsprint       Paper       Products       Other            &
       SEPTEMBER 30, 2000            Division      Division     Division       Items       Eliminations      TotaL
---------------------------------------------------------------------------------------------------------------------
Sales-including internal sales     $   1,328.7    $     443.3   $    328.0     $      -    $        -      $  2,100.0

Elimination of intersegment sales         -               -           -               -          (257.6)       (257.6)
---------------------------------------------------------------------------------------------------------------------
Sales-external customers               1,328.7          443.3        328.0            -          (257.6)      1,842.4
---------------------------------------------------------------------------------------------------------------------
Segment income (loss)              $     196.6    $     101.7   $    18.4      $     3.4   $      (55.8)   $    264.3
---------------------------------------------------------------------------------------------------------------------

         During the first nine months of 2001, Bowater sold fixed assets and land resulting in a pre-tax gain of $83.5 million, or $0.36 per diluted share, after tax and minority interest. In the third quarter of 2001, Bowater recognized a net pre-tax gain on the sale of assets of $4.3 million, or $0.05 per diluted share after tax. See footnote 3 for details.

         The line entitled "Segment income (loss)" in the preceding tables is equal to "Operating income" as presented in our Consolidated Statement of Operations. In addition, none of the income/expense items following "Operating income" in our Consolidated Statement of Operations are allocated to our segments, since they are reviewed separately by Bowater's management. These items include, but are not limited to, interest income and expense, provision for income tax expense, and minority interests in net income (loss) of subsidiaries.

11. Effective January 1, 2001, Bowater adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that we record all derivatives as either assets or liabilities in the balance sheet at fair value. There were no transition amounts recorded upon the adoption of SFAS 133.

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

         During the first nine months of 2001, we recorded the change in value related to cash flow hedges amounting to a loss of $28.9 million ($17.9 million, after tax) in "Accumulated other comprehensive income (loss)." Of this amount, $4.6 million ($2.9 million, after tax) was reclassified from "Accumulated other comprehensive income (loss)" to earnings, which was offset by net gains on the items being hedged. During the first nine months of 2001, amounts that related to the ineffectiveness of our hedging instruments were insignificant with the exception of the time value element of the hedging instruments. This change in the time value of the contracts is reported in earnings as exchange gain (loss) and amounted to a loss of $2.3 million ($1.4 million, after tax) in the first nine months of 2001. We expect to reclassify a $16.0 million loss ($9.9 million, after-tax) from "Accumulated other comprehensive income
         (loss)" to earnings during the next twelve months as the hedged items affect earnings.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         At September 30, 2001, we had $687.1 million of Canadian dollar contracts. Information regarding the carrying value, fair market value, and range of exchange rates of the contracts is summarized in the table below:


        (In millions)                                           Liability (Asset)
     -------------------------              Notional            -----------------              Range Of
     Foreign Currency Exchange             Amount of        Carrying           Fair          US$/Canadian$
        Agreements                        Derivatives        Amount        Market Value      Exchange Rates
     --------------------------------------------------------------------------------------------------------
     Buy Currency:
     --------------------------------------------------------------------------------------------------------
         Canadian dollar
     --------------------------------------------------------------------------------------------------------
               Due in 2001               $      94.8     $          2.7   $          2.7        .6706 - .6400
     --------------------------------------------------------------------------------------------------------
               Due in 2002                     368.3               15.3             15.3        .6745 - .6346
     --------------------------------------------------------------------------------------------------------
               Due in 2003                     224.0                5.5              5.5        .6560 - .6315
     --------------------------------------------------------------------------------------------------------
                    Total                $     687.1     $         23.5   $         23.5        .6745 - .6315
     --------------------------------------------------------------------------------------------------------


         We also enter into certain commodity forward contracts that are not designated as accounting hedges. These derivative instruments are primarily intended to reduce volatility of prices for old newsprint and magazines. During the first nine months of 2001, an after tax loss of $0.6 million was recognized in earnings relating to these derivatives. At September 30, 2001, we had commodity forward contracts with a notional amount of 12,000 tons of old newspapers and old magazines, a carrying value of $0.2 million and a fair market value of $0.2 million. These commodity forward contracts are due in 2001.

         In May 2001, we paid a premium of $0.6 million for $250 million of Canadian dollar option contracts to cover the cash portion of consideration to be paid to the shareholders of Alliance in connection with the then-pending acquisition by Bowater. Due to the delayed closing of the transaction, these options were subsequently settled in July 2001 (original maturity date of August 31, 2001), resulting in a pre-tax loss of approximately $0.4 million. In August 2001, we paid an additional $0.9 million for Canadian dollar option contracts of $250 million to cover the Alliance acquisition. These contracts were settled in September 2001, resulting in a pre-tax loss of approximately $0.8 million.

12. In the Consolidated Balance Sheet as of September 30, 2001, the line entitled "Accumulated other comprehensive income (loss)" includes $(24.3) million for cash flow hedges, $(17.2) million for pension plan additional minimum liabilities, $(10.4) million for foreign currency translation, and $16.1 million for taxes.

13. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2001 presentation.

14. During the first nine months of 2001, Bowater recognized a pre-tax charge of $6.3 million due to pine beetle damage to its woodlands. The continuing drought in the U.S. Southeast is contributing to conditions that allow the southern pine beetle to flourish and expand the range of its infestation. We have incurred pre-tax charges aggregating approximately $14.0 million over the past five quarters as a result of beetle damage. If these conditions continue, we may incur additional beetle damage.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. On November 6, 2001, Bowater's wholly-owned subsidiary, Bowater Canada Finance Corporation, sold $600 million of ten-year notes, with a 7.95% coupon, fully and unconditionally guaranteed by Bowater Incorporated. The proceeds were used to repay in its entirety all amounts outstanding under the $500 million Bridge Credit Agreement and the balance applied to amounts outstanding under our 364-day and 5-year credit facilities. The Bridge Credit Agreement was used to finance the cash portion of the purchase price of the Alliance acquisition and the repayment of Alliance's outstanding debt.

         In October 2001, we entered into agreements to sell approximately 264,000 acres of non-strategic fee owned and leased timberlands in the Southeast for approximately $230 million, consisting of cash and notes. The transactions are subject to normal conditions including the availability of financing, and are expected to close in the fourth quarter of 2001.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  ORGANIZATION

On September 24, 2001, Bowater completed its acquisition of Alliance Forest Products Inc. (Alliance), a Canadian pulp and paper company.

         As a result of the acquisition, Bowater organized into five divisions effective on October 1, 2001: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, the Forest Products Division and the Canadian Forest Products Division. Each division, with the exception of the Pulp Division, is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites.

         The Pulp Division is primarily a marketing and distribution division. Therefore, Bowater's financial results are collected, analyzed and reported through the Newsprint, Coated and Specialty Papers, Forest Products and Canadian Forest Products Divisions. However, only for the third quarter of 2001, all sales and operating results for Alliance for the period of September 24 through September 30, 2001 are included in "Corporate & eliminations." The following discussion reflects the organization of Bowater before the closing of the Alliance acquisition when Bowater was organized into four divisions: the Newsprint Division, the Coated Paper Division, the Pulp Division and the Forest Products Division.

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION

Statements in this report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. The risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Bowater's Current Report on Form 8-K dated October 23, 2001, and from time to time, in Bowater's other filings with the Securities and Exchange Commission. Bowater expressly declines any obligation to publicly update or revise any of its forward-looking statements to reflect the occurrence of any subsequent event.

                              RESULTS OF OPERATIONS
                  THREE MONTHS ENDED SEPTEMBER 30, 2001, VERSUS
                               SEPTEMBER 30, 2000

For the third quarter of 2001, Bowater had operating income of $22.2 million, compared to $118.6 million for the third quarter of 2000. Operating income for the third quarter of 2001 includes a net gain on the sale of assets of $4.3 million compared to a net gain on asset sales of $0.1 million for the third quarter of 2000. Excluding these asset sales, operating income decreased $100.6 million. Lower transaction prices for pulp ($50.7 million) and coated groundwood paper ($9.5 million) and lower shipments ($22.7 million, primarily from market-related production curtailments (downtime) of newsprint and market pulp) and higher operating costs account for the majority of this decrease. Higher transaction prices for lumber ($2.2 million) partially offset this decrease. Operating costs were higher as a result of maintenance and market-related downtime ($30.8 million) and higher chemical costs ($4.2 million). These higher operating costs were partially offset by lower recovered paper prices ($7.8 million) and a favorable Canadian dollar exchange ($10.7 million).

         Net loss for the third quarter of 2001 was $1.8 million, or $0.04 per diluted share, compared with net income of $50.0 million, or $0.96 per diluted share, in the third quarter of 2000. Sales for the third quarter of 2001 were $558.8 million compared with $671.8 million for the third quarter of 2000.

         Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            PRODUCT LINE INFORMATION

 SALES BY PRODUCT

                                    THREE MONTHS ENDED
                                      SEPTEMBER 30,
                                --------------------------
(Unaudited, in millions)            2001          2000
----------------------------------------------------------
Sales:
   Newsprint                    $      322.9     $   377.4
   Market pulp                          88.0         150.6
   Coated groundwood                    79.6          89.1
   Uncoated groundwood
          specialties                   32.6          33.0
   Lumber, timber and other
          wood products                 97.7         107.5
   Corporate & Eliminations            (62.0)        (85.8)
                                --------------------------
   Total sales                  $      558.8     $   671.8
                                --------------------------

Newsprint Bowater's average transaction price for newsprint slightly increased in the third quarter of 2001 compared to the third quarter of 2000, and decreased 7% compared to the second quarter of 2001. Our shipments for the third quarter of 2001 decreased 15% compared to same period last year due to the market and maintenance downtime taken in 2001. During the third quarter of 2001, we took approximately 120,000 metric tons of downtime, of which 99,000 metric tons were market-related and the balance was related to maintenance. We plan to take an additional 120,000 metric tons of downtime in the fourth quarter of this year. Our newsprint inventory increased 16% compared to the third quarter of 2000. As the United States economy weakened in the third quarter, total United States newsprint demand and consumption declined. Newspaper advertising lineage declined for the first eight months of 2001 compared to the same period a year ago. North American mill inventories of newsprint increased and United States customer inventories of newsprint decreased in September 2001 compared to September 2000.

Market Pulp Bowater's average transaction price for market pulp decreased 37% in the third quarter of 2001 compared to the third quarter of 2000, and decreased 6% compared to the second quarter of 2001. Our shipments decreased 9% compared to the third quarter of 2000, and decreased 7% compared to the second quarter of 2001. Our market pulp inventories decreased during the third quarter to end the quarter with 13 days of supply. World pulp markets remained weak during the third quarter. NORSCAN (United States, Canada, Finland, Norway and Sweden) producer pulp inventories decreased 232,000 metric tons during the third quarter to end the quarter with 1.5 million metric tons, or 27 days of supply. Bowater took approximately 35,000 metric tons of downtime, of which 28,000 metric tons were market-related. We plan to take an additional 25,000 metric tons of downtime in the fourth quarter of this year.

Coated Groundwood Bowater's average transaction price for coated groundwood decreased 11% in the third quarter of 2001 compared to the third quarter of 2000. Our coated groundwood shipments for the third quarter of 2001 remained virtually unchanged compared to the same period a year ago. Magazine advertising decreased in the third quarter of 2001 compared to the third quarter of 2000. United States mill inventories are below normal levels.

Lumber Bowater's average transaction price for lumber products increased 12% in the third quarter of 2001 compared to the third quarter of 2000. Our shipments for the third quarter of 2001 increased 15% compared to the same period last year due primarily to the recently upgraded Oakhill Sawmill. Housing starts in the third quarter were strong with over 1.5 million units in each month on a seasonally adjusted basis. Actual housing starts increased 5% in the third quarter of 2001 compared to the same period last year.

         In August 2001, the US Department of Commerce imposed a countervailing duty of 19.3% on all lumber shipments from Canada (with the exception of the Maritimes provinces) into the US, retroactive to May, 2001, expiring December 2001. In November 2001, an additional antidumping duty of 12.6% was imposed on all lumber shipments out of Canada into the US, effective immediately. Both of these duties are temporary in nature, and are subject to final orders expected to be issued in the second quarter of 2002.

Timber Bowater's average transaction price for timber decreased 9% in the third quarter of 2001 compared to the third quarter of 2000. Our timber shipments decreased 18% in the third quarter of 2001 compared to the same period a year ago.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             DIVISIONAL PERFORMANCE

SALES BY DIVISION (1)

                                      THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                   -----------------------
(In millions)                          2001         2000
----------------------------------------------------------
Newsprint Division                 $    391.6      $ 493.0
Coated Paper Division                   131.4        157.2
Forest Products Division                 97.8        107.4
Corporate & eliminations                (62.0)       (85.8)
                                   -----------------------
    Total sales                    $    558.8      $ 671.8
                                   -----------------------

OPERATING INCOME (LOSS) BY DIVISION (1)

                                     THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                  ------------------------
(In millions)                         2001         2000
----------------------------------------------------------
Newsprint Division                $      30.5      $  94.4
Coated Paper Division                     3.0         39.4
Forest Products Division                  4.2          0.6
Other items                               4.3          0.1
Corporate & eliminations                (19.8)       (15.9)
                                  ------------------------
    Total operating income        $      22.2     $  118.6
                                  ------------------------

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated Paper Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in "Corporate & eliminations." For the period of September 24 through September 30, 2001, the sales and operating results for Alliance are included in "Corporate & eliminations."

Newsprint Division: Sales for the Division decreased $101.4 million for the third quarter of 2001 compared to the third quarter of 2000. This decrease is primarily the result of lower average transaction prices for market pulp ($35.5 million) and lower shipments of newsprint ($50.9 million), market pulp ($14.3 million), and uncoated groundwood specialties ($2.2 million). This decrease was partially offset by higher average transaction prices for uncoated groundwood specialties ($0.9 million) and newsprint ($0.5 million). See the previous discussion of product line results.

         Operating income for the third quarter of 2001 decreased $63.9 million compared to operating income of $94.4 million for the third quarter of 2000. This decrease is primarily the result of lower average transaction prices for market pulp ($35.5 million) and lower shipments ($19.1 million, primarily newsprint and market pulp). This decrease was partially offset by lower distribution expenses ($2.0 million), higher average transaction prices for uncoated groundwood specialties ($0.9 million) and newsprint ($0.5 million). Operating costs increased in the third quarter of 2001 due to maintenance and market-related downtime ($27.8 million), higher prices for fuel ($2.0 million) and chemicals ($1.8 million), and higher labor and fringe costs ($2.3 million). This increase was partially offset by lower prices for recovered paper ($7.8 million) and a favorable Canadian dollar exchange rate ($10.7 million).

Coated Paper Division: Sales for the Division decreased $25.8 million for the third quarter of 2001 compared to the third quarter of 2000. This decrease is due to lower average transaction prices for market pulp ($16.3 million), coated groundwood paper ($8.6 million) and uncoated groundwood specialties ($0.6 million). See the previous discussion of product line results.

         Operating income for the third quarter of 2001 decreased $36.4 million compared with operating income of $39.4 million for the third quarter of 2000. This decrease was primarily the result of lower average transaction prices for market pulp ($16.3 million) and coated groundwood ($8.6 million). Operating costs for the quarter were also higher due to maintenance downtime ($3.0 million), higher depreciation expenses ($1.0 million, due primarily to the press section rebuild completed in the second quarter of 2001), labor and fringe expenses ($1.4 million), selling expenses ($1.3 million), and higher prices for chemicals ($2.4 million). These increases were partially offset by lower prices for fuel ($1.1 million).

Forest Products Division: Sales for the Division decreased $9.6 million for the third quarter of 2001 compared to the third quarter of 2000. This decrease is primarily the result of lower timber shipments ($13.4 million). This decrease was partially offset by higher transaction prices for lumber ($2.2 million) and higher shipments for lumber ($2.3 million). See the previous discussion of product line results.

         Operating income for the third quarter of 2001 increased $3.6 million to $4.2 million compared to operating income of $0.6 million for the third quarter of 2000. Higher transaction prices for lumber ($2.2 million) and lower operating costs ($1.4 million)

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

account for the majority of this decrease. Operating costs for the Division were lower in the third quarter of 2001 compared to the same period last year due to a lower charge for pine beetle damage ($2.6 million) offset partially by lower timber production ($1.2 million).

         The continuing drought in the U.S. Southeast is contributing to conditions that allow the southern pine beetle to flourish and expand the range of its infestation. Bowater has incurred charges aggregating approximately $14.0 million over the past five quarters as a result of beetle damage. If these conditions continue, we may incur additional beetle damage.

Other Items: In the third quarter of 2001, Bowater recognized a net pre-tax gain on the sale of assets of $4.3 million. In the third quarter of 2000, we sold timberlands resulting in a pre-tax gain of $0.1 million.

Corporate & Eliminations: The elimination of intersegment sales decreased $8.7 million, comparing the third quarter of 2001 to the third quarter of 2000. Sales for the three months ended September 30, 2001, also include $15.1 million representing the sales for Alliance from September 24 to September 30, 2001. Corporate expenses increased $3.9 million for the third quarter of 2001 compared with the third quarter of 2000 due to hedging losses ($2.2 million, recorded as exchange gain (loss) last year) and higher franchise taxes ($0.5 million).

                     INTEREST AND OTHER INCOME AND EXPENSES

Interest expense for the third quarter 2001 decreased $2.4 million compared to the same period last year. This decrease was attributable to lower average debt balances and lower interest rates on our short-term bank debt. This decrease was slightly offset by an increase in debt as the result of the acquisition of Alliance on September 24, 2001. Comparing the same periods, interest income decreased $3.0 million due to lower average cash balances.

         Also in the third quarter of 2001, Bowater recorded a foreign exchange gain of $9.2 million compared to a foreign exchange loss of $2.2 million during the third quarter of 2000. The majority of our exchange gain (loss) amounts is attributable to the revaluation of unhedged foreign denominated liabilities into US dollars plus the ineffective portion of our cash flow hedges.

         Bowater's effective tax rate for the third quarter of 2001 was (116.1)% versus 37.8% for the prior year's third quarter. The tax benefit in 2001 was the result of benefits related to foreign currency exchange.

                              RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001, VERSUS
                               SEPTEMBER 30, 2000

For the first nine months of 2001, Bowater had operating income of $251.5 million compared to $264.3 million for the first nine months of 2000. Operating income for the first nine months of 2001 includes a net gain on sale of assets of $83.5 million compared to a net gain on sale of assets of $3.4 million for the first nine months of 2000. Excluding these asset sales, operating income decreased $92.9 million. Lower prices for market pulp ($98.1 million) and coated groundwood ($11.9 million), lower shipments ($25.3 million, primarily newsprint and market pulp), and higher operating costs, partially offset by higher transaction prices for newsprint ($100.8 million) and uncoated groundwood specialties ($4.2 million), account for the majority of this decrease. Higher operating costs as a result of maintenance and market-related downtime ($68.9 million), higher fuel ($8.7 million) and chemical ($14.2 million) costs, an increase in charges for beetle damage ($2.9 million) and hedging losses ($11.8 million, recorded as exchange gain (loss) last year) were partially offset by lower prices for recovered paper ($16.3 million), a favorable Canadian dollar exchange rate ($35.3 million), and lower selling, general and administrative expenses ($10.2 million) primarily due to our stock-based compensation programs.

         Net income for the first nine months of 2001 was $54.5 million, or $1.05 per diluted share, compared with net income of $100.9 million, or $1.90 per diluted share, for the first nine months of 2000. Sales for the first nine months of 2001 were $1,748.9 million compared with $1,842.4 million for the first nine months of 2000.

         Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            PRODUCT LINE INFORMATION

 SALES BY PRODUCT

                                    NINE MONTHS ENDED
                                      SEPTEMBER 30,
                                -------------------------
(Unaudited, in millions)            2001          2000
---------------------------------------------------------
Sales:
   Newsprint                    $    1,069.1     $1,012.1
   Market pulp                         294.4        434.0
   Coated groundwood                   232.8        246.7
   Uncoated groundwood
          specialties                   93.8         79.2
   Lumber, timber and other
          wood products                278.0        328.0
   Corporate & Eliminations           (219.2)      (257.6)
                                -------------------------
   Total sales                  $    1,748.9    $ 1,842.4
                                -------------------------

       Newsprint For the first nine months of 2001, Bowater's average transaction price for newsprint increased 10% compared to the first nine months of 2000. Our shipments of newsprint were 4% lower compared to shipments for the first nine months of 2000 due to market downtime offset partially by the acquisition of Grenada. Total United States demand and consumption of newsprint decreased in the first nine months of 2001 compared to the first nine months of 2000. North American mill inventories increased and United States customer inventories decreased, comparing the end of September 2001 levels to the end of September 2000. North American offshore exports and United States imports of newsprint decreased for the first nine months of 2001 compared to the first nine months of 2000.

       Market Pulp The average transaction price for Bowater's market pulp for the first nine months of 2001 decreased 25% compared to the first nine months of 2000. Our shipments of market pulp decreased 11% over the year ago period. NORSCAN (United States, Canada, Finland, Norway and Sweden) market pulp shipments for the first nine months of 2001 decreased 9% compared to the first nine months of 2000. NORSCAN producers took market-related downtime resulting in an 83% operating rate for the first nine months of 2001 compared to 97% a year ago.

       Coated Groundwood Bowater's average transaction price for coated groundwood paper decreased 5% in the first nine months of 2001 compared to the first nine months of 2000. Our shipments of coated groundwood paper were slightly lower compared to shipments for the nine months of 2000. For the industry, United States coated groundwood paper shipments were 1% lower compared to the first nine months of 2000. Coated groundwood paper inventory held by the United States mills at the end of September 2001 decreased 18% compared to the end of September 2000.

       Lumber For the first nine months of 2001, Bowater's average transaction price for lumber decreased 2% compared to the first nine months of 2000. Our shipments of lumber were down 14% compared to the first nine months of 2000 as a result of market-related curtailments and downtime for capital improvements. This decrease was partially offset by higher production at the recently modernized Oakhill Sawmill.

        In August 2001, the US Department of Commerce imposed a countervailing duty of 19.3% on all lumber shipments from Canada (with the exception of the Maritimes provinces) into the US, retroactive to May, 2001, expiring in December 2001. In November 2001, an additional antidumping duty of 12.6% was imposed on all lumber shipments out of Canada into the US, effective immediately. Both of these duties are temporary in nature, and are subject to final orders expected to be issued in the second quarter of 2002.

       Timber Bowater's shipments of timber products were down 23% in the first nine months of 2001 compared to the first nine months of 2000. The average transaction price for timber decreased 9% from the year-ago period, primarily the result of weak timber markets in the South.

                             DIVISIONAL PERFORMANCE

SALES BY DIVISION (1)

                                      NINE MONTHS ENDED
                                        SEPTEMBER 30,
                                   -----------------------
(In millions)                         2001        2000
----------------------------------------------------------
Newsprint Division                  $ 1,303.5     $1,328.7
Coated Paper Division                   386.5        443.3
Forest Products Division                278.1        328.0
Corporate & eliminations               (219.2)      (257.6)
                                   -----------------------
    Total sales                     $ 1,748.9    $ 1,842.4
                                   -----------------------

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING INCOME (LOSS) BY DIVISION (1)

                                     NINE MONTHS ENDED
                                       SEPTEMBER 30,
                                 ------------------------
(In millions)                       2001           2000
---------------------------------------------------------
Newsprint Division               $     182.1     $  196.6
Coated Paper Division                   25.8        101.7
Forest Products Division                 1.9         18.4
Other items                             83.5          3.4
Corporate & eliminations               (41.8)       (55.8)
                                 ------------------------
    Total operating income       $     251.5     $  264.3
                                 ------------------------

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated Paper Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in "Corporate & eliminations." For the period of September 24 through September 30, 2001, the sales and operating results for Alliance are included in "Corporate & eliminations."

Newsprint Division: Sales for the Division decreased $25.2 million for the first nine months of 2001 compared to the first nine months of 2000. This decrease is primarily the result of lower average transaction prices for market pulp ($79.5 million) and lower shipments of market pulp ($34.4 million) and newsprint ($25.7 million). This decrease was partially offset by higher average transaction prices for newsprint ($106.1 million) and uncoated groundwood specialties ($4.1 million) and higher uncoated groundwood specialty shipments ($3.8 million). See the previous discussion of product line results.

         Operating income for the first nine months of 2001 decreased $14.5 million compared with operating income of $196.6 million for the first nine months of 2000. Lower average transaction prices for market pulp ($79.5 million), lower shipments ($18.0 million, primarily newsprint and market pulp), and higher operating costs account for the majority of this decrease. These decreases were partially offset by higher transaction prices for newsprint ($106.1 million) and uncoated groundwood specialties ($4.1 million). Operating costs for the division increased in the nine months of 2001 due to maintenance and market-related downtime ($50.4 million), higher prices for fuel ($8.7 million) and chemicals ($5.8 million), higher labor and fringe costs ($6.8 million), higher property costs ($2.9 million), higher kraft usage ($1.8 million) and higher repair materials ($1.3 million). This increase was partially offset by lower recovered paper prices ($16.3 million) and a favorable Canadian dollar exchange rate ($35.3 million).

Coated Paper Division: Sales for the Division decreased $56.8 million for the first nine months of 2001 compared to the first nine months of 2000, due to lower average transaction prices for market pulp ($30.8 million) and coated groundwood paper ($11.4 million) and lower shipments of newsprint ($17.5 million), market pulp ($6.3 million) and coated groundwood ($2.3 million). This decrease was partially offset by higher transaction prices for newsprint ($6.1 million) and uncoated groundwood specialties ($1.4 million) and higher shipments of uncoated groundwood specialties ($4.2 million). See the previous discussion of product line results.

         Operating income decreased $75.9 million for the first nine months of 2001 compared to the first nine months of 2000. This decrease was primarily the result of lower transaction prices for market pulp ($30.8 million) and coated groundwood paper ($11.4 million), lower shipments ($6.9 million, primarily newsprint and pulp). Operating costs were also higher due to maintenance and market-related downtime ($18.5 million), higher prices for chemicals ($8.4 million) and higher selling expenses ($2.0 million). This decrease was partially offset by higher transaction prices for newsprint ($6.1 million) and uncoated groundwood specialties ($1.4 million).

Forest Products Division: Sales for the Division decreased $49.9 million for the first nine months of 2001 compared to the first nine months of 2000. This decrease is primarily the result of lower lumber ($6.8 million) and timber ($38.6 million) shipments and lower timber transaction prices ($3.7 million). See the previous discussion of product line results.

         Operating income for the Division decreased $16.5 million for the first nine months of 2001 compared to the first nine months of 2000, due primarily to lower timber ($3.7 million) and lumber ($0.7 million) transaction prices and lower shipments ($3.2 million, primarily timber). Operating costs for the Division were higher in the nine months of 2001 compared to the same period last year due to a charge for pine beetle damage ($2.9 million) and higher prices for wood purchased from third party landowners ($4.0 million). Operating costs were also negatively impacted by the startup of two recently modernized sawmills.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The continuing drought in the U.S. Southeast is contributing to conditions that allow the southern pine beetle to flourish and expand the range of its infestation. Bowater has incurred charges aggregating approximately $14.0 million over the past five quarters as a result of beetle damage. If these conditions continue, we may incur additional beetle damage.

Other Items: In the first nine months of 2001, Bowater recognized a net pre-tax gain on the sale of assets of $83.5 million. This gain is primarily the result of the sale of notes receivable and recognition of deferred income (previously in Other Long-term Liabilities) related to a 1999 installment sale of timberlands during the second quarter of 2001. The pre-tax gain on this sale was $84.5 million ($19.2 million after tax and minority interest). In April 2001, we reached a final settlement in connection with the sale of GNP to Inexcon. As a result, we recognized a pre-tax charge of $5.8 million in the first quarter of 2001. In the first nine months of 2000, we sold assets and timberlands resulting in a pre-tax gain of $3.4 million.

Corporate & Eliminations: The elimination of intersegment sales decreased $23.3 million, comparing the first nine months of 2001 to the first nine months of 2000. Sales for the first nine months of 2001 also include the sales of the recently acquired Alliance of $15.1 million. Corporate expenses decreased $14.0 million primarily due to credits recognized for stock-based compensation ($14.5 million) in the first nine months of 2001 and higher benefit costs ($10.1 million) in the first six months of 2000. These lower expenses were partially offset by the recognition of hedging losses ($11.8 million) in the first nine months of 2001.


                     INTEREST AND OTHER INCOME AND EXPENSES

Interest expense for the first nine months of 2001 increased $3.9 million over the same period in 2000. This increase was attributable to higher borrowings on our credit facility due to the acquisition of the Grenada operations in August 2000. Comparing the same periods, interest income decreased $4.1 million due to lower average cash balances.

         Also in the first nine months of 2001, Bowater recorded a foreign exchange gain of $2.6 million compared to a loss of $7.5 million during the prior period. The majority of our exchange gain (loss) amounts is attributable to the revaluation of unhedged foreign denominated liabilities into US dollars plus the ineffective portion of our cash flow hedges.

         Bowater's effective tax rate for the first nine months of 2001 was 42.7% compared to 39.0% for the first nine months of 2000. The higher rate in 2001 was the result of a partially taxable dividend received as a result of the sale of a note receivable.

         Minority interests in the net income of subsidiaries for the first nine months of 2001 increased $36.1 million due primarily to the sale of a note receivable and recognition of deferred income (previously in Other Long-term Liabilities) related to a 1999 installment sale of timberlands.

                         LIQUIDITY AND CAPITAL RESOURCES

Bowater's cash and cash equivalents decreased $4.2 million to $15.8 million at September 30, 2001 compared to December 31, 2000. We generated cash from operations of $225.9 million, used cash of $295.8 million for investing activities, and received cash of $65.7 million from financing activities. Our most significant cash transactions during the first nine months of 2001 include cash flow from operations, the purchase of Alliance, capital expenditures, the sale of notes receivable, dividends and financing activities.

CASH FROM OPERATING ACTIVITIES:
During the first nine months of 2001, Bowater's operations generated $225.9 million of cash compared to $273.5 million of cash during the first nine months of 2000, a decrease of $47.6 million. Lower net income and cash paid of $11.2 million on the maturity of Canadian dollar hedging contracts accounted for the majority of the decrease in 2001. For the first nine months of 2000, the cash paid for the maturity of Canadian dollar hedging contracts is included under Cash from Investing Activities.

CASH FROM INVESTING ACTIVITIES:
Cash used for investing activities during the first nine months of 2001 totaled $295.8 million, compared with a use of $580.9 million during the nine months of 2000. In June 2001, we received $122.6 million from the sale of notes receivable. Capital expenditures for the first nine months of 2001 were $8.5 million higher than the same period last year, due primarily to the construction of a new fiber line at our Catawba location. We acquired Alliance during the first nine months of 2001 requiring cash of $251.0 million.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In the first nine months of 2000, we acquired the Grenada operations requiring cash of $379.6 million. We also paid cash of $20.2 million on the maturity of Canadian dollar hedging contracts during 2000. For the first nine months of 2001, the cash paid for the maturity of Canadian dollar hedging contracts is included under Cash from Operating Activities.

CASH FROM FINANCING ACTIVITIES:
Cash from financing activities was $65.7 million for the first nine months of 2001 compared to $304.5 million during the first nine months of 2000. During the first nine months of 2001, Bowater received $515.9 million (net of payments of $635.1 million) from its short-term credit facilities. Most of these proceeds were from a new $500.0 million nine- month bridge loan used to fund the Alliance acquisition and to refinance assumed debt. On November 6, 2001, Bowater's wholly-owned subsidiary, Bowater Canada Finance Corporation, sold $600 million of ten-year notes, with a 7.95% coupon, fully and unconditionally guaranteed by Bowater Incorporated. The proceeds were used to repay in its entirety all amounts outstanding under the $500 million Bridge Credit Agreement and the balance applied to amounts outstanding under our 364-day and 5-year credit facilities. During the first nine months of 2000, we borrowed $473.6 million using our short-term credit facilities. During the first nine months of 2001, we reduced the amount of our 364-day credit facility from $750 million to $450 million, while retaining our $350 million, five-year facility. In October 2001, Bowater's wholly-owned subsidiary, Bowater Pulp & Paper Canada Inc., opened a new $100 million, 364-day facility. Also during the first nine months of 2001, we made payments on long-term borrowings amounting to $346.9 million. During the first nine months of the prior year, we repurchased a portion of our 9.25% Debentures due 2002 for $20.8 million. Other payments on our long-term borrowings during the first nine months of 2000 were $10.1 million for a total of $30.9 million.

         Cash dividends paid in the first nine months of 2001 increased $66.2 million from the prior year period due primarily to dividend payments to the minority shareholder of Calhoun Newsprint Company.

         During 1999, the Board of Directors authorized a stock repurchase program allowing us to buy back up to 5.5 million shares of our outstanding common stock. We made no purchases under this program during the first nine months of 2001. During the first nine months of 2000, we purchased 2.1 million shares at a cost of $103.7 million. Since the beginning of the program, we purchased 3.2 million shares at a total cost of $155.5 million.

         We continually consider various options for the use of our cash, including internal capital investments, share repurchases, investments to grow our businesses and additional debt reductions.

                                   ACQUISITION

On April 1, 2001, Bowater signed a definitive agreement to acquire all of the outstanding stock of Alliance for C$13.00 in cash plus .166 shares of Bowater Common Stock or Exchangeable Shares for each Alliance common share. The Alliance acquisition was completed on September 24, 2001. The results of Alliance's operations have been included in the consolidated financial statements since September 24, 2001. Following the acquisition, Bowater changed Alliance's name to Bowater Canadian Forest Products Inc. Alliance was an integrated company specializing in timber harvesting and forest management, as well as the production and sale of newsprint, uncoated groundwood papers, pulp, lumber and related products. Alliance had operations in Canada and the United States. The acquisition adds two modern, low-cost supercalendered and specialty paper mills in Quebec and enables Bowater to offer a full spectrum of groundwood paper grades. Also, a strategically located mill in Alabama, which is being modernized to produce 100% recycled newsprint, enhances Bowater's customer service capabilities. Alliance's extensive sawmill system and strong fiber base will support Bowater's expanded operations.

         The aggregate purchase price to Alliance shareholders was $485.9 million. As of September 24, 2001, the closing date of the transaction, Alliance had a total of approximately 30.3 million outstanding shares. Using the exchange ratio of .166, the 30.3 million Alliance shares resulted in the issuance of 4,179,626 shares of Bowater Common Stock ($1.00 par value) and 856,237 shares of Bowater Exchangeable Shares (no par value) for the equity consideration of $234.9 million and approximately $251.0 million in cash for the cash portion. Bowater shares were valued at $46.65 per share of Bowater Common Stock or Exchangeable Shares, which represents a six-day average, three trading days prior to April 1, 2001 (the date of the definitive agreement) and three trading days after. Transaction costs of the acquisition were approximately $13.0 million and payments to Alliance for settlement of stock options were approximately $8.1 million.

                     BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The acquisition is being accounted for using the purchase method of accounting in accordance with Financial Accounting Standards No. 141, "Business Combinations", whereby the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the effective date of the acquisition, September 24, 2001. The Consolidated Balance Sheet at September 30, 2001 includes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition. Independent appraisals and actuarial valuations are being conducted and final allocations will be made upon completion.

                                SUBSEQUENT EVENTS

In October 2001, Bowater signed agreements to sell approximately 264,000 acres of non-strategic fee owned and leased timberlands in the Southeast for approximately $230 million, or $870 per acre, consisting of cash and notes. The transactions are subject to normal conditions including the availability of financing, and are expected to close in the fourth quarter of 2001.

         Also in October 2001, Bowater announced its decision to permanently close a 90,000 metric ton per year, high cost newsprint machine at the recently acquired Coosa Pines, Alabama mill by January 31, 2002. In connection with the closure of this machine and other equipment at the mill, Bowater will eliminate approximately 300 jobs, or about 30% of the mill's workforce.

         On November 6, 2001, Bowater's wholly-owned subsidiary, Bowater Canada Finance Corporation, sold $600 million of ten-year notes, with a 7.95% coupon, fully and unconditionally guaranteed by Bowater Incorporated. The proceeds were used to repay in its entirety all amounts outstanding under the $500 million Bridge Credit Agreement and the balance applied to amounts outstanding under our 364-day and 5-year credit facilities. The Bridge Credit Agreement was used to finance the cash portion of the purchase price of the Alliance acquisition and the repayment of Alliance's outstanding debt.

         On November 12, 2001, Bowater announced that it will take approximately 23 million board feet of downtime at our sawmills in Quebec in the fourth quarter of 2001. We will continue to assess the economic viability of our sawmills for possible future downtime or permanent closures.

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

         In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. The Alliance acquisition will be accounted for under Statement 141. Under Statement 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least on an annual basis in accordance with the provisions of Statement 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. Bowater is required to adopt the provisions of Statement 141 immediately. Bowater is required to adopt Statement 142 on January 1, 2002. As of September 30, 2001, Bowater has unamortized goodwill in the amount of $848.9 million. Amortization expense for the three and nine months ended September 30, 2001 was $6.0 million and $17.9 million, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

         On October 3, 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for Bowater). The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of. Bowater will adopt the Statement effective January 1, 2002 and is currently assessing the impact on its operations.

ITEM 3.       MARKET RISK

Bowater's market risk disclosure included in its Current Report on Form 8-K dated October 23, 2001, is still applicable as of this filing. We have updated the disclosure concerning our Canadian dollar forward contracts and included additional disclosure on our commodity and currency option contracts, which is included in Footnote 11 in this Form 10-Q.

                                     PART II

                                OTHER INFORMATION



Item 2.      Changes in Securities and Use of Proceeds

         In connection with the Company's acquisition of Alliance Forest Products Inc. on September 24, 2001 the Company issued an aggregate of 4,179,626 shares of its common stock to Alliance shareholders, and the Company's subsidiary, Bowater Canada, Inc., issued an aggregate of 856,237 Exchangeable Shares to the former Alliance shareholders. The Exchangeable Shares are exchangeable, at the option of the holder, into shares of Bowater Common Stock on a one-for-one basis. The shares were issued pursuant to an order of arrangement approved by the Superior Court of Quebec, District of Montreal in exchange for all of the outstanding shares of common stock of Alliance. Accordingly, the issuance was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits (numbered in accordance with Item 601 of Regulation
               S-K):

         Exhibit No.       Description
         -----------       -----------
         10.1              Credit Agreement dated as of October 26, 2001 between
                           Bowater Pulp and Paper Canada Inc. (as Borrower),
                           Bowater Incorporated (as Guarantor), the Bank of Nova
                           Scotia (as Administrative Agent) and the Banks from
                           Time to Time Parties Thereto.

         10.2 Purchase Agreement (the "Purchase Agreement") dated as of October 31, 2001 by and among Bowater Canada
                           Finance Corporation, Bowater Incorporated, Goldman,
                           Sachs & Co., and J.P. Morgan Securities Inc., as representatives of the several purchasers named in
                           Schedule I thereto.

         10.3 Indenture dated as of October 31, 2001 by and among Bowater Canada Finance Corporation (as Issuer),
                           Bowater Incorporated (as Guarantor) and The Bank of
                           New York (as Trustee).

         10.4 Exchange and Registration Rights Agreement dated as of November 6, 2001 by and among Bowater Canada
                           Finance Corporation, Bowater Incorporated, Goldman,
                           Sachs & Co., and J.P. Morgan Securities Inc., as representatives of the several purchasers named in
                           Schedule I to the Purchase Agreement.

         10.5 Employment Agreement dated as of September 24, 2001, by and between the Company and Pierre Monahan.



         10.6 Change in Control Agreements, each dated as of September 24, 2001, by and between the Company and each of Pierre Monahan, Georges Cabana, Daniel
                           Laberge, Jean S. Lebel, Jean-Marc Simard, Daniel
                           Tardif and Kevin B. Wassil.

         10.7              Change in Control Agreement, dated as of June 11,
                           2001, by and between the Company and Walter L.
                           Brunson.

         10.8 First Amendment to Agreement dated July 24, 1998 by and between the Company and David J. Steuart.

         (b)      Reports on Form 8-K:

                  On October 9, 2001, the Company filed a report on Form 8-K disclosing the completed acquisition of Alliance Forest Products Inc. on September 24, 2001.

                  On October 23, 2001, the Company filed a report on Form 8-K disclosing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company.

                  On October 25, 2001, the Company filed an Amendment No. 2 to a report on Form 8-K dated April 2, 2001 to disclose unaudited pro forma combined financial statements of Bowater for the year ended December 31, 2001, and as of and for the three-month period ended March 31, 2001, that give effect to the acquisition of Alliance Forest Products Inc.

                  On October 26, 2001, the Company filed an Amendment No. 1 to a report on Form 8-K dated September 24, 2001 to disclose unaudited pro forma condensed combined financial statements of Bowater for the year ended December 31, 2001, and as of and for the six-month period ended June 30, 2001 that give effect to the acquisition of Alliance Forest Products Inc.

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



                            BOWATER INCORPORATED



                            By /s/ David G. Maffucci
                              ----------------------
                              David G. Maffucci
                              Senior Vice President and
                              Chief Financial Officer



                            By /s/ Michael F. Nocito
                               ---------------------
                               Michael F. Nocito
                               Vice President and Controller


Dated:   November 14, 2001

                                INDEX TO EXHIBITS
                                -----------------

         Exhibit No.       Description
         -----------       -----------
         10.1              Credit Agreement dated as of October 26, 2001 between
                           Bowater Pulp and Paper Canada Inc. (as Borrower),
                           Bowater Incorporated (as Guarantor), the Bank of Nova
                           Scotia (as Administrative Agent) and the Banks from
                           Time to Time Parties Thereto.

         10.2 Purchase Agreement (the "Purchase Agreement") dated as of October 31, 2001 by and among Bowater Canada
                           Finance Corporation, Bowater Incorporated, Goldman,
                           Sachs & Co., and J.P. Morgan Securities Inc., as representative s of the several purchasers named in
                           Schedule I thereto.

         10.3 Indenture dated as of October 31, 2001 by and among Bowater Canada Finance Corporation (as Issuer),
                           Bowater Incorporated (as Guarantor) and The Bank of
                           New York (as Trustee).

         10.4 Exchange and Registration Rights Agreement dated as of November 6, 2001 by and among Bowater Canada
                           Finance Corporation, Bowater Incorporated, Goldman,
                           Sachs & Co., and J.P. Morgan Securities Inc., as representatives of the several purchasers named in
                           Schedule I to the Purchase Agreement.

         10.5 Employment Agreement dated as of September 24, 2001, by and between the Company and Pierre Monahan.

         10.6 Change in Control Agreements, each dated as of September 24, 2001, by and between the Company and each of Pierre Monahan, Georges Cabana, Daniel
                           Laberge, Jean S. Lebel, Jean-Marc Simard, Daniel
                           Tardif and Kevin B. Wassil.

         10.7              Change in Control Agreement, dated as of June 11,
                           2001, by and between the Company and Walter L.
                           Brunson.

         10.8 First Amendment to Agreement dated July 24, 1998 by and between the Company and David J. Steuart.