Form 10-K
period 2001-12-31
BOWATER INC
filed 2002-03-19
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

                             55 East Camperdown Way
                                 P. O. Box 1028
                      Greenville, South Carolina 29602-1028
                    (Address of principal executive offices)

                                 (864) 271-7733
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

        Title Of Each Class            Name Of Each Exchange On Which Registered
        -------------------            -----------------------------------------
Common Stock, par value $1 per share   New York Stock Exchange, Inc.
                                       Pacific Exchange, Inc.
                                       The London Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of March 5, 2002, was $2,841,804,648.

         As of March 5, 2002, there were 55,108,662 shares of the registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered with respect to the Annual Meeting of Shareholders to be held on May 8, 2002 are incorporated by reference into Part III.

                                TABLE OF CONTENTS



BOWATER INCORPORATED

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


PART I.
Item 1.  Business                                                             1
Item 2.  Properties                                                          10
Item 3.  Legal Proceedings                                                   10
Item 4.  Submission of Matters to a Vote of Security Holders                 10
         Executive Officers of the Registrant as of March 5, 2002            10
--------------------------------------------------------------------------------


PART II.
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholders Matters                                                12
Item 6.  Selected Financial Data                                             13
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk          30
Item 8.  Financial Statements and Supplementary Data                         30
Item 9.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                63
--------------------------------------------------------------------------------


PART III.
Item 10. Directors and Executive Officers of the Registrant                  63
Item 11. Executive Compensation                                              63
Item 12. Security Ownership of Certain Beneficial Owners and Management      63
Item 13. Certain Relationships and Related Transactions                      63
--------------------------------------------------------------------------------


PART IV.
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     63
         Signatures                                                          71
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

Bowater Incorporated ("Bowater") is engaged in the manufacture, sale and distribution of newsprint, uncoated specialty paper, coated groundwood paper, market pulp, lumber and timber. We operate facilities in the United States, Canada and South Korea and, as of December 31, 2001, managed or possessed cutting rights for over 34 million acres of timberlands to support these facilities. We market and distribute our products throughout the world.

Bowater completed its acquisition of Alliance Forest Products Inc. ("Alliance") on September 24, 2001. The results of Alliance's operations have been included in the Consolidated Financial Statements since September 24, 2001. Alliance was an integrated company specializing in timber harvesting and forest management, as well as the production and sale of newsprint, uncoated specialty paper, pulp, lumber and related products. Alliance had operations in Canada and the United States. The acquisition added two modern, low-cost supercalendered and specialty paper mills in Donnacona and Dolbeau, Quebec, enabling Bowater to offer a full spectrum of groundwood paper grades. Also, a strategically located mill in Coosa Pines, Alabama, which has been recently modernized to produce 100% recycled newsprint, enhances Bowater's customer service capabilities. Alliance's extensive sawmill system and approximately 18.0 million acres of cutting rights will support Bowater's expanded operations.

Bowater was incorporated in Delaware in 1964. Our principal executive offices are located at 55 East Camperdown Way, Greenville, South Carolina 29601, and our telephone number at that address is (864) 271-7733.

OPERATING DIVISIONS

Bowater operates through five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, the Forest Products Division and the Canadian Forest Products Division.

The Newsprint Division, headquartered in Greenville, South Carolina, consists of the following manufacturing facilities:

     o the Calhoun Operation and Calhoun Newsprint Company ("CNC") (CNC is owned approximately 51% by Bowater and approximately 49% by Herald Company, Inc.) located in Calhoun, Tennessee;

     o    the Coosa Pines Operation located in Coosa Pines, Alabama;

     o Bowater Mersey Paper Company Limited ("Mersey Operation") (which is owned 51% by Bowater and 49% by The Washington Post Company) located in Liverpool, Nova Scotia;

     o    the Thunder Bay Operation located in Thunder Bay, Ontario;

     o Ponderay Newsprint Company ("Ponderay Operation") (an unconsolidated partnership in which Bowater has a 40% interest and, through a wholly-owned subsidiary, is the managing partner; the balance of the partnership is held by subsidiaries of five newspaper publishers) located in Usk, Washington;

     o    the Grenada Operation located in Grenada, Mississippi; and

     o    the Mokpo Operation, located in Mokpo, South Korea.

This division is also supported by eight North American sales offices, which are responsible for marketing and selling all of Bowater's North American newsprint and some uncoated specialty paper. International marketing and selling of newsprint and some uncoated specialty paper is supported by offices in Brazil, England, Japan, Singapore and South Korea.

The Coated and Specialty Papers Division, headquartered in Charlotte, North Carolina, consists of the Catawba Operation located in Catawba, South Carolina, two paper coating facilities (referred to as "Nuway") located in Benton Harbor, Michigan, and Covington, Tennessee, and three sales offices. This division is responsible for marketing and selling Bowater's coated and uncoated specialty papers.

The Pulp Division, headquartered in Burlington, Ontario, consists of two sales offices. This division is responsible for marketing all of Bowater's market pulp, which is produced at the Calhoun, Catawba, Coosa Pines and Thunder Bay Operations.

The Forest Products Division, headquartered in Cleveland, Tennessee, consists of three manufacturing facilities:

     o    Albertville Sawmill in Albertville, Alabama;

     o Bowater Mersey Paper Company Limited Oakhill Sawmill (which is owned 51% by Bowater and 49% by The Washington Post) located in Bridgewater, Nova Scotia; and

     o    Westover Sawmill, located in Westover, Alabama.

In 2000, Bowater purchased the Ignace Sawmill located in northern Ontario. Currently, the sawmill is being refurbished and is expected to be operational in the third quarter of 2002. The Forest Products Division is supported by 10 business offices and is responsible for managing Bowater's timberlands in the United States and the Canadian provinces of Ontario and Nova Scotia, selling timber (to third parties and to our paper mills), selling Southern Yellow Pine lumber and managing wood procurement for our Calhoun Operation, Coosa Pines Operation, Mersey Operation and Thunder Bay Operation and selling non-strategic timberlands in the United States and in Ontario and Nova Scotia.

The Canadian Forest Products Division, headquartered in Montreal, Quebec, consists of the following manufacturing facilities:

     o Bowater Maritimes Inc. ("Dalhousie Operation") (which is owned 67% by Bowater, 25% by Oji Paper Co., Ltd. and 8% by Mitsui & Co., Ltd.) located in Dalhousie, New Brunswick;

     o    the Gatineau Operation, located in Gatineau, Quebec;

     o    the Donnacona Operation, located in Donnacona, Quebec;

     o    the Dolbeau Operation, located in Dolbeau, Quebec;

     o nine sawmills located in Quebec and one sawmill located in New Brunswick; and

     o    one wood treating facility located in Quebec.

The Canadian Forest Products Division is responsible for marketing Bowater's Canadian lumber production, managing certain of our timberlands, managing wood procurement for the division's manufacturing facilities previously listed and selling non-strategic timberlands in Quebec and New Brunswick.

See Note 24 to Bowater's Consolidated Financial Statements for financial information regarding segment operations, revenues and long-lived assets by country.

NEWSPRINT

Bowater is the largest manufacturer of newsprint in the United States. Our market share in the United States is approximately 18%. Including jointly-owned facilities, our annual North American production capacity of newsprint is approximately 3.2 million metric tons, or approximately 20% of the North American capacity. Including the South Korean newsprint mill, our annual production capacity is approximately 3.5 million metric tons, or approximately 9% of worldwide capacity.

The Calhoun Operation, one of the largest and most productive newsprint mills in North America, is located on the Hiwassee River in Tennessee. Under the management of Bowater, this facility operates five paper machines, which produced 649,000 metric tons of newsprint and uncoated specialty paper in 2001. Included at this facility is CNC's paper machine, which produced 210,000 metric tons of newsprint in 2001. CNC also owns a recycle fiber plant and a portion of the original thermomechanical pulp ("TMP") mill. Bowater owns the remainder of the original TMP facility. The TMP mill was expanded in 1998. This expansion is 100% owned by Bowater along with all the other assets at the site, which include a kraft pulp mill and other support equipment necessary to produce the finished product. Bowater operates the entire facility. Pulp, other raw materials, labor and other manufacturing services are transferred between Bowater and CNC at agreed upon transfer costs.

The Coosa Pines Operation includes three paper machines, which produced 76,000 metric tons of newsprint from September 24 to December 31, 2001. The site was converted to furnish 100% recycled fiber to the paper machines commencing in December 2001, and various older pulping and support facilities were shut down. One of the three paper machines, having annual capacity of 85,000 metric tons, was permanently shut down at December 31, 2001. The site also contains a kraft mill, which produced 70,000 metric tons of fluff pulp from September 24 to December 31, 2001.

The Dalhousie Operation has two newsprint machines. These machines were rebuilt in 1982 and produced 226,000 metric tons of newsprint in 2001. This operation has year-round deep-sea docking facilities that can accommodate large ocean freighters, providing economical access to ports along the eastern seaboard of the United States and throughout the world. Other facilities include a TMP mill, a refuse boiler and a waste treatment plant.

The Gatineau Operation, located on the north bank of the Ottawa River in Quebec, consists of three paper machines, which produced 415,000 metric tons of high-quality recycled-content newsprint in 2001. This facility also includes a recycling plant, a refuse boiler, a TMP mill and a secondary effluent treatment facility.

The Grenada Operation consists of a TMP mill and one paper machine that produced 236,000 metric tons of newsprint in 2001. Other facilities include a waste treatment plant and a refuse boiler. The Grenada Operation allows Bowater to better serve the growing Southwestern United States market, while enabling us to improve operating margins through better freight efficiencies at our other North American mills.

The Mersey Operation is located in Nova Scotia on an ice-free port, providing economical access to ports along the eastern seaboard of the United States and throughout the world. It has two paper machines that were built in 1929 and rebuilt between 1983 and 1985. The mill produced 223,000 metric tons of newsprint in 2001. This facility also operates a TMP mill, a wastewater treatment facility and other support equipment required to produce the finished product.

The Mokpo Operation, located in the Daebul Industrial Complex on the southwest coast of South Korea, has one paper machine that produces 100% recycled fiber newsprint. This facility began production in late 1996 and is one of the lowest cost newsprint mills in Asia. The mill produced approximately 248,000 metric tons of recycled newsprint in 2001. The facility also includes a recycling plant and ships its product cost effectively from a nearby public deep-sea docking facility.

The Ponderay Operation, located on the Pend Oreille River in the state of Washington, consists of one newsprint machine, which began production in 1989 and produced 247,000 metric tons of recycled-content newsprint in 2001. This facility also operates a TMP mill, a recycling plant, a wastewater treatment facility and other support equipment required to produce the finished product.

The Thunder Bay Operation, located on the Kaministiquia River in Ontario, includes three paper machines and two kraft pulp mills. This facility produced 415,000 metric tons of newsprint in 2001 and 53,000 metric tons of base stock for Bowater's Nuway operation. This facility also includes a TMP mill, a recycling plant, two recovery boilers, a refuse boiler, a chip handling system and a waste treatment plant.

Bowater also produces newsprint at its Catawba Operation, located on the Catawba River in South Carolina. In 2001, the newsprint machine at this site produced 191,000 metric tons of newsprint and uncoated specialty paper and approximately 7,000 metric tons of base stock for Bowater's Nuway operation. In November 2000, Bowater announced plans to convert this machine to coated groundwood paper production. The conversion is scheduled for completion in 2003.

Bowater has 42% of its newsprint capacity located in Canada and 7% located in South Korea. Our international operations are subject to risks of doing business abroad such as currency fluctuations, changes in international trade regimes such as GATT or NAFTA, dependence on local markets for supply, export duties, quotas, restrictions on the transfer of funds and foreign ownership of property, and political and economic instability. To date, our results of operations have not been materially affected by any of these risks, but we cannot predict the likelihood of any of these risks having a material effect on our results of operations in the future.

Our North American newsprint is sold directly by Bowater through its regional sales offices located near major metropolitan areas. Sales outside North America are made through Bowater subsidiaries located in the markets they serve. We distribute newsprint by rail, truck, ship and barge.

In 2001, Bowater sold newsprint to various related parties. During 2001, Bowater's joint venture partners purchased an aggregate of approximately 893,000 metric tons. No single customer, related or otherwise, accounted for 10% or more of Bowater's 2001 consolidated sales.

COATED AND SPECIALTY PAPERS

Bowater is one of the largest producers of coated groundwood paper in the United States and North America, with an annual capacity of 449,000 short tons, or approximately 9% and 8% of the United States and North American capacity, respectively. Bowater is one of the largest producers of supercalendered paper in North America with an annual capacity of 300,000 short tons, or approximately 11% of North American capacity. Bowater's annual capacity is approximately 664,000 short tons of supercalendered and uncoated specialty papers representing approximately 11% of North American capacity. In November 2000, we announced the construction of a new coating plant in Covington, Tennessee and another in the mid-Atlantic region. The Covington facility is expected to be completed near the end of the first quarter of 2002 and should begin operations shortly thereafter. Our coated and uncoated specialty papers are primarily lightweight coated paper and are used in magazines, catalogs, books, advertising pieces, direct mail pieces and coupons.

Bowater manufactures a variety of coated paper grades on two paper machines at the Catawba Operation. Both machines utilize off-machine blade coaters and, in 2001, produced approximately 353,000 short tons of coated groundwood paper and approximately 16,000 short tons of uncoated specialty paper. The Catawba Operation also includes a kraft pulp mill, a TMP mill and other support equipment required to produce the finished product.

The Donnacona Operation, located in Quebec, consists of two specialty paper machines which produced approximately 63,000 short tons of specialty paper, mostly book paper and supercalendered grades, from September 24 to December 31, 2001.

The Dolbeau Operation, located in Quebec, consists of two specialty paper machines which produced approximately 64,000 short tons of specialty paper, mostly book paper and supercalendered grades, from September 24 to December 31, 2001.

Bowater also operates a coating facility in Benton Harbor, Michigan. This site has two coaters that converted approximately 55,000 short tons of uncoated basestock into approximately 65,000 short tons of coated paper during 2001. Improvements continue to be implemented to this facility to reach its annual practical capacity of approximately 147,000 short tons.

The Covington, Tennessee facility is designed to produce approximately 78,000 short tons of uncoated base stock into approximately 95,000 short tons of coated paper on an annual basis.

Bowater also produces specialty paper at its Calhoun Operation and its Thunder Bay Operation. Information regarding this production is provided above under the Newsprint product discussion.

Bowater sells coated and uncoated specialty papers domestically through its regional sales offices and through paper brokers to major printers, publishers, catalogers and retailers. We distribute coated and uncoated specialty paper by truck and rail. We service export markets primarily through international agents.

MARKET PULP

Bowater is the third largest producer of market pulp in North America and has a North American market share of approximately 11%. Market pulp is used in the manufacture of fine paper, tissue, packaging, specialty paper products, diapers and other absorbent products.

In 2001, the Catawba Operation produced 207,000 metric tons of softwood market pulp; the Calhoun Operation produced 155,000 metric tons of hardwood market pulp; and the Thunder Bay Operation produced 185,000 metric tons of hardwood market pulp and 279,000 metric tons of softwood market pulp. From September 24 to December 31, 2001, the Coosa Pines Operation produced 70,000 metric tons of fluff market pulp.

North American sales are made directly by Bowater, while export sales are made through international sales agents local to their markets. We distribute market pulp primarily by truck, rail and ship.

FOREST PRODUCTS

In addition to pulp and paper, Bowater sells pulpwood, sawtimber, lumber and wood chips to a variety of customers located in the eastern United States and Canada, including some of our paper mills. We also provide many of our manufacturing facilities with the wood needed for pulp, paper and lumber production and sell non-strategic timberlands.

At December 31, 2001, we owned, leased or possessed cutting rights on over 34 million acres of timberlands in the southeastern United States and Canada. Although our primary focus is on timber management, we give considerable attention to maintaining or enhancing other uses of our forests. Bowater, independently or in cooperation with other stakeholders, restricts timber harvesting on over 20% of its timberlands.

Our customers and the general public continue to seek assurances from the forest products industry that the forest resource is managed in a sustainable manner. In accordance with our forestry policies, Bowater is committed to developing environmental management systems with the goal of sustainable forest management, securing the long-term viability of our business and enhancing shareholder value.

Bowater is committed to achieving an ISO 14001 registration on all of our woodlands operations. The ISO 14001 Environmental Management System is recognized around the world as an effective independent approach to verifying environmental forest management practices. To date, Bowater has forestland registered under the ISO 14001 Environmental Management System in Quebec, New Brunswick and Nova Scotia. Bowater also subscribes to the American Forest & Paper Association's Sustainable Forestry Initiative.

Our timberland base supplies a portion of the needs of our paper mills and sawmills and of many independently owned forest products businesses. We own and operate two seedling nurseries of our own in the United States and contract with numerous other nurseries in order to replace trees harvested from our timberlands and from the timberlands of small private landowners. We typically replace two trees for every tree harvested. We also use harvest practices designed to promote natural regeneration on approximately 33% and 75% of the area we harvest in the United States and Canada, respectively.

In 2001, we consumed approximately 12.4 million short tons of wood for pulp, paper and lumber production. Of this amount, we harvested 1.8 million short tons of wood from our owned or leased properties, generated 2.2 million short tons from cutting rights on land owned by the Canadian government, and purchased 8.4 million short tons, primarily under contract, from local wood producers, private landowners and sawmills (in the form of residual chips) at market prices. In addition, we harvested 2.1 million short tons of wood from our managed properties to sell to other sawmills and paper companies.

Bowater operates 13 sawmills in the United States and Canada that produce construction grade lumber. The Albertville Sawmill, located in Alabama, produced 85 million board feet of lumber in 2001. The Westover Sawmill, located in Alabama, produced 10 million board feet of lumber from September 24 to December 31, 2001. These mills produce southern yellow pine lumber that is sold in the southeastern and midwestern United States. The Oakhill sawmill, located in Nova Scotia, which produced 79 million board feet of lumber in 2001, sells to customers in eastern Canada and the northeastern United States. The Maniwaki Sawmill, located in Quebec, which produced 64 million board feet of lumber in 2001, sells mainly to customers in eastern Canada. The Baker Brook Sawmill, located in New Brunswick, produced 15 million board feet of lumber from September 24 to December 31, 2001. Eight other sawmills located in Quebec produced 118 million board feet of lumber from September 24 to December 31, 2001. The wood treating facility, located in Quebec, produced 3 million board feet (approximately 2.4 million supplied by Bowater locations) of lumber from September 24 to December 31, 2001.

We distribute lumber by truck and rail. Bowater continues to invest in sawmill projects producing financial returns that exceed our weighted average cost of capital, which we currently estimate to be 10%. There are presently two sawmill projects underway. These investments are being made to generate increased cash flow and to improve fiber supply and lower costs to our pulp and paper mills.

RECYCLING CAPABILITY

Bowater has focused its efforts in recent years on meeting the demand for recycled-content paper products. This effort not only allows publishers and other customers to meet recycle-content standards, but also it provides environmental benefits by reducing deposits to solid waste landfills.

Bowater operates recycling plants at its Calhoun, Coosa Pines, Gatineau, Mokpo, Ponderay and Thunder Bay Operations. Taking a mixture of old newspapers and old magazines ("recovered paper"), these plants utilize advanced mechanical and chemical processes to manufacture high quality pulp. The recycled fiber pulp is combined with virgin fiber pulp. The resulting products, which include recycled-content newsprint and uncoated specialty paper, are comparable in quality to paper produced with 100% virgin fiber pulp. With the December 2001 start-up of the new recycled fiber plant, Coosa Pines joins Mopko in producing newsprint containing 100% recycled fiber. In 2001, we processed 1.0 million short tons of recovered paper.

Bowater purchases recovered paper from suppliers around the world, generally within the region of its recycling plants. These suppliers collect, sort and usually bale the material before selling it to us, primarily under long-term contracts. We are one of the largest purchasers of recovered paper in North America, purchasing approximately 1.0 million short tons annually. One recovered paper supplier accounted for approximately 12% of our annual recovered paper purchases and all other suppliers individually accounted for less than 10%, of our annual recovered paper purchases.

COMPETITION

In general, our products are globally traded commodities, and the markets in which we compete are highly competitive. Our operating results reflect the general cyclical pattern of the pulp and paper industry. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. Any material decline in prices for our products or other adverse developments in the markets for our products could have a material adverse effect on our financial results, financial condition and cash flow.

Newsprint, one of Bowater's principal products, is produced by numerous worldwide manufacturers. Aside from quality specifications to meet customer needs, the production of newsprint does not depend upon a proprietary process or formula. There are approximately 20 major worldwide producers of newsprint. We face actual and potential competition from them and numerous smaller regional producers. Price, quality, close customer relationships and the ability to produce paper with recycled content are important competitive determinants.

Bowater competes with approximately five market pulp companies of similar size in North America. Like newsprint, market pulp is one of our principal products and is a globally traded commodity for which competition exists in all major markets. Market pulp prices historically have been volatile. Aside from quality specifications to meet customer needs, the production of market pulp does not depend on a proprietary process or formula. We produce five out of the six major grades of market pulp (northern and southern hardwood, northern and southern softwood and fluff) and compete with other producers from South America (eucalyptus hardwood pulp and radiata pine softwood pulp), Europe (northern hardwood and softwood pulps), and Asia (mixed tropical hardwood pulp). Price, quality and service are considered the main competitive determinants.

Bowater competes with approximately 11 coated groundwood paper producers with operations in North America. In addition, approximately six major offshore suppliers of coated groundwood paper sell into the North American market.

As a major supplier to printers in North America, we also compete with numerous worldwide suppliers of other grades of paper such as coated freesheet, supercalendered and uncoated specialty paper. Price, quality and service are important competitive determinants, but a degree of proprietary knowledge is required in both the manufacture and use of this product, which requires close customer-supplier relationships.

Bowater competes with eight producers of supercalendered paper in North America. In addition, two other major offshore suppliers compete in the North American market.

As with other global commodities, the competitive position of Bowater's products is significantly affected by the volatility of currency exchange rates. See "Quantitative and Qualitative Disclosures About Market Risk" on page 30 of this Form 10-K. We have operations in the United States, Canada and South Korea, with several of our primary competitors located in Canada, Sweden and Finland. Accordingly, the relative rates of exchange between those countries' currencies and the United States dollar can have a substantial effect on our ability to compete. In addition, the degree to which we compete with foreign producers depends in part on the level of demand abroad. Shipping costs generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.

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

Part of Bowater's competitive strategy is to be a lower-cost producer of our products while maintaining strict quality standards and responding to environmental concerns. Currently, some of our competitors' individual mills are lower-cost producers of some of the products that we manufacture, including newsprint. Our six recycling facilities have enhanced our competitive position by enabling us to respond to customer demand for recycled-content newsprint.

RAW MATERIALS AND ENERGY

The manufacture of pulp and paper requires significant amounts of wood and energy. We obtain the wood we need for pulp, paper and lumber production from property we own or lease, or on which we possess cutting rights, or by purchase from local producers. We also use recovered paper as raw material when producing recycled-content paper grades. See "Forest Products" and "Recycling Capability" on pages 5 and 6 of this Form 10-K for information regarding our procurement and use of raw materials.

Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources. All of Bowater's mills produce all of their steam requirements with the exception of the Dolbeau and Mersey Operations, which purchase all of their steam from a third-party supplier. The Dalhousie, Donnacona, Grenada, Gatineau, Mersey and Mokpo Operations purchase all of their electrical power requirements. The Thunder Bay, Calhoun, Coosa Pines and Catawba Operations produce approximately one-fourth of their electrical requirements and purchase the balance. The Dolbeau Operation purchases all of its electrical requirements from a public utility, about one fifth of which is produced by a third party that operates a cogeneration unit on the premises.

EMPLOYEES

As of December 31, 2001, Bowater employed 9,400 people, of whom 6,400 were represented by bargaining units. The labor contract at the Catawba Operation, which covers all of the plant's hourly employees, expires in April 2003. The labor contract with the plant's hourly employees at the Calhoun Operation expires in July 2002. The labor contracts covering the unionized employees at the Dalhousie, Gatineau, Dolbeau, Thunder Bay and Mersey Operations expire in 2004. The labor contract covering the unionized employees at the Donnacona Operation expires in 2005. The labor contract covering the unionized employees at the Coosa Pines Operation expires in 2007. In January 2002, a union was certified by the local authority to represent hourly employees at the Mokpo Operation. Bowater and the union are negotiating a labor contract. All plant facilities are situated in areas where adequate labor pools exist. We consider relations with employees to be good.

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

ENVIRONMENTAL MATTERS

Information regarding environmental matters is included on pages 25-26 of this Form 10-K.

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

All of our pulp and paper mills utilize process wastes or by-products to produce energy instead of sending the wastes to landfills. Bowater operates recycled (de-inked) fiber plants at six of our mills, diverting over 1.0 million short tons of recovered paper from municipal landfills annually. See "Recycling Capability" on page 6 of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements that are not reported financial results or other historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-K, each of Bowater's annual reports to shareholders, Forms 10-K, 10-Q and 8-K, proxy statements, prospectuses and any other written or oral statement made by or on behalf of Bowater after the filing of this Form 10-K may include forward-looking statements including, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to:

INDUSTRY CYCLICALITY. Our operating results reflect the cyclical pattern of the forest products industry. Most of our products are world-traded commodity products. Prices for our products have been volatile historically, and we, like other participants in the forest products industry, have limited direct influence over the timing and extent of price changes for our products. Instead, these price changes depend primarily on industry supply and customer demand. Industry supply depends primarily on available manufacturing capacity, and customer demand depends on a variety of factors, including the health of the economy in general and the strength of both print media advertising and new home construction.

COMPETITIVE ACTIONS BY OTHER FOREST PRODUCTS COMPANIES. The markets for our products are all highly competitive. Actions by competitors can affect our ability to sell our products and can affect the prices at which our products are sold. Our industry is capital intensive, which leads to high fixed costs. Some of our competitors may be lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than us by price declines.

COMPETITIVE MEDIA. Our newspaper, magazine and catalog publishing customers increasingly may use, and compete with businesses that use, electronic data transmission and storage instead of newsprint, coated paper, uncoated specialty papers or other products made by us. We cannot predict the timing or extent of this trend.

CHANGES IN LAWS OR REGULATIONS INCLUDING THOSE AFFECTING TRADE, TRANSPORTATION, CURRENCY CONTROLS OR ENVIRONMENTAL COMPLIANCE. We are subject to a variety of national and local laws and regulations, dealing with trade, transportation, currency controls or the environment. Changes in these laws or regulations have required in the past, and could require in the future, substantial expenditures by us. For example, changes in environmental laws and regulations could require us to spend substantial amounts to comply with restrictions on air emissions, wastewater discharge, waste management and landfill sites, including remediation costs. Environmental laws are becoming increasingly more stringent. Consequently, our compliance and remediation costs could increase materially. For example, in April 1998, the Environmental Protection Agency promulgated new air and water quality standards for the paper industry, known as the Cluster Rule, aimed at further reductions of pollutants, and as of December 31, 2001, we anticipate spending approximately $175 million to enable our Catawba, South Carolina, facility to comply with the Cluster Rule.

UNFORESEEN ENVIRONMENTAL LIABILITIES. As an owner and operator of real estate and manufacturing and processing facilities, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability, resulting from past or present spills or releases of hazardous or toxic substances on or from our properties. We may incur liability under these laws without regard to whether we knew of, were responsible for or owned the property at the time of, any spill or release of hazardous or toxic substances on our property. In some cases, this liability may not be limited to the value of the property.

CURRENCY FLUCTUATIONS. Certain of our products are sold in currencies other than the United States dollar, and nearly half of our manufacturing costs and certain financial liabilities are denominated in Canadian dollars. Accordingly, changes in currency exchange rates will impact our revenues and costs. Increases in the value of the Canadian dollar versus the United States dollar would reduce our earnings, which are reported in United States dollar terms. We compete with North American, European and Asian producers in most of our product lines. Variations in the exchange rates between the United States dollar and other currencies, particularly those of Canada, Sweden, Finland, and certain Asian countries, significantly affect our competitive position compared to many of our competitors.

CHANGES TO BANKING AND CAPITAL MARKETS. We require both short-term and long-term financing to fund our operations, including capital expenditures. Changes in the banking, capital markets and/or our credit rating could affect the cost or availability of our financing. In addition, we are exposed to changes in interest rates with respect to our floating rate debt and all new debt issues. Changes in the capital markets or prevailing interest rates can increase or decrease the cost or availability of financing for us.

CHANGES IN THE POLITICAL OR ECONOMIC CONDITIONS IN THE UNITED STATES OR OTHER COUNTRIES IN WHICH OUR PRODUCTS ARE MANUFACTURED OR SOLD. We manufacture our products in the United States, Canada and South Korea, and sell our products throughout the world. The economic and political climate of each region has a significant impact on costs, prices of and demand for our products. Changes in regional economies or political stability, including acts of war or terrorist activities, can affect the cost of manufacturing and distributing our products, pricing and sales volume, directly affecting our results of operations. Such changes could also affect the availability or cost of insurance for our facilities.

COST AND AVAILABILITY OF RAW MATERIALS AND ENERGY. We buy energy, chemicals, wood fiber, recovered paper and other raw materials on the open market. The prices for these raw materials are volatile and may change rapidly, directly affecting our results of operations. We are a major user of renewable natural resources, specifically water and wood fiber. Accordingly, significant changes in climate and agricultural diseases or infestation could affect our financial condition and results of operations. The volume and value of timber that can be harvested may be limited by natural disasters such as fire, insect infestation, disease, ice storms, wind storms, flooding and other weather conditions and other causes. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes.

INTEGRATION OF OUR ACQUISITIONS. As part of our business strategy, we have consummated several acquisitions, and we may seek additional acquisition opportunities. We may not succeed in integrating acquired operations. Successful integration of acquired operations will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and excess costs. Acquisitions also may have an adverse effect on our operating results, particularly in the fiscal quarters immediately following the acquisition while we integrate the acquired operations. Even after we integrate these operations, their revenues and profits may be less than we expect. In addition, we may not realize expected synergies and cost savings in connection with our acquisitions.


ITEM 2. PROPERTIES

Information regarding Bowater's owned properties is included in Item 1, "Business" of this Form 10-K.

In addition to the properties that we own, we also lease under long-term leases certain timberlands, office premises and office and transportation equipment and have cutting rights with respect to certain timberlands. Information regarding timberland leases, operating leases and cutting rights is included in Note 23 of the Consolidated Financial Statements in this Form 10-K.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

Executive Officers of the Registrant as of March 5, 2002

Bowater's executive officers, who are elected by the Board of Directors to serve one-year terms, are listed below. There are no family relationships among officers and no arrangements or understandings between any officer and any other person under which the officer was selected.

                                                                                                                     SERVED AS
NAME                            AGE                    POSITION                                                    OFFICER SINCE
----                            ---                    --------                                                    -------------
Arnold M. Nemirow.............   58     Chairman, President and Chief Executive Officer                                 1994
E. Patrick Duffy..............   60     Senior Vice President and President - Coated and Specialty Papers Division      1995
Arthur D. Fuller..............   57     Executive Vice President and President - Newsprint Division                     1995
Richard K. Hamilton...........   53     Vice President and President - Forest Products Division                         1997
Pierre Monahan................   55     Vice President and President - Canadian Forest Products Division                2001
David J. Steuart..............   55     Vice President and President - Pulp Division                                    1998
Anthony H. Barash.............   58     Senior Vice President - Corporate Affairs, General Counsel and Secretary        1996
Jerry R. Gilmore..............   53     Vice President - United States and Korean Newsprint Operations                  1999
William G. Harvey.............   44     Vice President and Treasurer                                                    1998
Steven G. Lanzl...............   53     Vice President - Information Technology                                         1996
David G. Maffucci.............   51     Senior Vice President and Chief Financial Officer                               1992
Robert A. Moran...............   57     Vice President - Manufacturing Services                                         1992
R. Donald Newman..............   55     Vice President - Strategic Planning                                             1999
Michael F. Nocito.............   46     Vice President and Controller                                                   1993
James T. Wright...............   55     Vice President - Human Resources                                                1999

Arnold M. Nemirow became Chairman in 1996 and Chief Executive Officer in 1995. He has been President and a director of Bowater since September 1994 and was Chief Operating Officer from September 1994 through February 1995.

E. Patrick Duffy became Senior Vice President and President - Coated and Specialty Papers Division in 1995. He was President of the Telecommunications Business Unit of R.R. Donnelley and Sons, a printing company, from 1993 to 1995, where he was responsible for the sale and manufacture of printed products, and President of its Catalog Group from 1990 to 1992. Previously, he was a Senior Vice President of R.R. Donnelley and Sons.

Arthur D. Fuller became Executive Vice President and President - Newsprint Division in 1997. From 1995 to 1997, he was Senior Vice President and President
- Newsprint Division. He was Vice President Finance, Planning & Administration of MacMillan Bloedel Packaging Inc., the containerboard and packaging business of MacMillan Bloedel Ltd., from 1994 to 1995. From 1991 to 1993, he was a partner of Nukraft, which sought to develop a recycled linerboard mill, and from 1987 to 1990, he was Vice President and General Manager of Great Southern Paper Company, the containerboard division of Great Northern Nekoosa Corporation. Earlier, he held various management positions with Great Southern Paper Company.

Richard K. Hamilton became Vice President and President - Forest Products Division in 1997. He was Vice President Wood Products-Newsprint Division from 1995 to 1997. From 1993 to 1995, he was Group Manager - Forest Resources Division of Georgia-Pacific Corporation, a forest products company, where he was responsible for the woodlands management of about 340,000 acres of timberland and the procurement, production and sale of pulpwood, logs and wood chips. Previously, he held various woodlands positions with Great Southern Paper Company and Scott Paper Company.

Pierre Monahan became Vice President and President - Canadian Forest Products Division in September 2001. From 1994 to September 2001 he was President and Chief Executive Officer of Alliance Forest Products Inc. He is a director of AXA Insurance Inc. and Groupe Laperriere et Verreault.

David J. Steuart became Vice President of Bowater in 1999. He has been President of the Pulp Division since July 1998. He was President, Pulp Group of Avenor Inc., a pulp and paper company, from 1994 until its acquisition by Bowater in July 1998. In this position, he had profit/loss responsibility for the Pulp Group and performed related manufacturing and marketing functions.

Anthony H. Barash became Senior Vice President - Corporate Affairs, General Counsel and Secretary in November 2001. He was Senior Vice President - Corporate Affairs and General Counsel from 1996 to 2001. From 1993 through 1996, he was a partner of the law firm Seyfarth, Shaw, Fairweather & Geraldson, where he was a member of the firm's Business Law and Real Estate Group. From 1980 to 1993, he was a senior partner of the law firm Barash & Hill, where he concentrated in business and real estate law.

Jerry R. Gilmore became Vice President of United States and Korean Newsprint Operations of Bowater in 1999. He had been Vice President - United States and Korean Operations of the Newsprint Division since October 1998. Previously, he was Vice President - Administration and Planning of the Newsprint Division from 1995 to April 1998 and was Vice President of the Newsprint Division with responsibility for the integration of recent acquisitions from April to October 1998. Prior to joining Bowater in 1994, he held financial and management positions with Georgia-Pacific Corporation and Great Northern Nekoosa Corporation, both forest products companies.

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

Steven G. Lanzl became Vice President - Information Technology in 1996. From 1992 to 1996, he was with E.I. du Pont de Nemours and Company, a science and technology company, where he was responsible for planning information system initiatives. Earlier, he was with DuPont Asia Pacific, Ltd. in Japan as Manager of Information Systems Planning.

David G. Maffucci became Senior Vice President and Chief Financial Officer in 1995. He had served as Vice President and Treasurer since 1993 and Treasurer from 1992 to 1993, and relinquished the title of Treasurer in 1996. From 1977 to 1992, he held various positions of increasing responsibility in Bowater's Finance Department.

Robert A. Moran became Vice President - Manufacturing Services in 1996 and was Vice President - Pulp and Paper Manufacturing Services from 1992 to 1996. He was Vice President - Manufacturing Services for the Pulp and Paper Group from 1991 and Director of Planning and Development for the Pulp and Paper Group from 1988 to 1991. He also served as Assistant General Manager of the Catawba Operations during 1988.

R. Donald Newman became Vice President of Strategic Planning in 2001. He had been Vice President of Bowater since 1999 and Vice President - Canadian Newsprint Operations of the Newsprint Division since July 1998. Previously, he was Vice President - Operations and Resident Manager of the Calhoun Operations from 1995 to 1998 and Vice President and Operations Manager of the Calhoun Operations from 1994 to 1995.

Michael F. Nocito became Vice President and Controller in 1993. He was Controller of the Calhoun Operations from 1992 to 1993 and Assistant Controller of the Calhoun Operations from 1988 to 1992. From 1978 to 1988, he held various positions of increasing responsibility in Bowater's Finance Department.

James T. Wright became Vice President - Human Resources in 1999. He was Vice President - Human Resources for Georgia-Pacific Corporation from 1993 to 1999. Prior to 1993, he held human resource and labor relations positions with Georgia-Pacific Corporation and Weyerhaeuser Company, both forest products companies.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS

     (a) Bowater's common stock, $1 par value ("Common Stock"), is listed on the New York Stock Exchange, Inc. (stock symbol BOW), the Pacific Exchange, Inc. and The London Stock Exchange. Bowater Canada, Inc., a subsidiary of Bowater, has a special class of Exchangeable Shares ("Exchangeable Shares") outstanding and listed on the Toronto Stock Exchange (stock symbol BWX), which is exchangeable into Bowater Common Stock on a one-for-one basis. Price information with respect to Bowater's Common Stock is set forth below:

Price ranges of Bowater's Common Stock during 2001 and 2000 as reported on the New York Stock Exchange were:


--------------------------------------------------------------------------------
                              2001                               2000
                      HIGH            LOW              HIGH              LOW
--------------------------------------------------------------------------------
 First quarter       $58.75          $45.81           $59.56            $41.88
 Second quarter      $52.50          $42.65           $58.75            $43.69
 Third quarter       $48.20          $40.30           $55.50            $44.19
 Fourth quarter      $49.94          $42.34           $58.50            $43.69
================================================================================

     (b) As of March 5, 2002, there were 5,365 holders of record of Bowater's Common Stock and 450 holders of record of Exchangeable Shares.

     (c) Bowater has paid consecutive quarterly dividends of $0.20 per share of Common Stock during 2001 and 2000. Future dividends on our Common Stock are at the discretion of the Board of Directors, and the payment of any dividends will depend upon, among other things, our earnings, capital requirements and financial condition. In addition, our ability to pay dividends on our Common Stock depends on our maintaining adequate net worth and compliance with the required ratio of total debt to total capital as defined in and required by our current credit agreement. This agreement requires us to maintain a minimum consolidated net worth (generally defined in the agreement as common shareholders' equity plus any outstanding preferred stock) of $1.72 billion as of December 31, 2001. In addition, the agreement imposes a maximum 60% ratio of total debt to total capital (defined in the agreement as total debt plus net worth). At December 31, 2001, our consolidated net worth was $2.0 billion, and our ratio of total debt to total capital was 52.6% calculated according to the current credit agreement guidelines.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected historical financial information of Bowater Incorporated for each of the last five years. The selected financial information under the caption "Income Statement Data and Financial Position" shown below has been derived from Bowater's audited Consolidated Financial Statements. This table should be read in conjunction with other financial information of Bowater, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included elsewhere herein.

----------------------------------------------------------------------------------------------------------------------------
 (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)               2001 (1)      2000 (1)       1999 (1)      1998 (1)        1997
============================================================================================================================
 INCOME STATEMENT DATA
 Sales                                                $ 2,449.2     $ 2,500.3      $ 2,311.7     $ 2,142.7     $ 1,598.9
 Operating income(2)                                      317.8         363.3          244.0         162.1         136.5
 Net income (loss)                                         73.2         159.4           78.7        (18.5)          53.7
 Diluted earnings (loss) per common share                  1.37          3.02           1.41        (0.44)          1.25
 Dividends declared per common share(3)                    0.80          0.80           0.80          0.80          0.80
----------------------------------------------------------------------------------------------------------------------------
 PRODUCT SALES INFORMATION
 Newsprint(4)                                         $ 1,438.7     $ 1,421.5      $ 1,282.2     $ 1,108.8      $  730.8
 Coated and specialty papers                              479.6         428.4          363.9         440.3         381.7
 Directory paper                                              -             -           89.4         173.5         178.9
 Market pulp                                              403.9         546.3          434.2         272.1         172.7
 Lumber and other wood products                           127.0         104.1          142.0         148.0         134.8
----------------------------------------------------------------------------------------------------------------------------
                                                      $ 2,449.2     $ 2,500.3      $ 2,311.7     $ 2,142.7     $ 1,598.9
----------------------------------------------------------------------------------------------------------------------------
 FINANCIAL POSITION
 Timber and timberlands                               $   227.7     $   265.2      $   283.2     $   472.8     $   394.0
 Fixed assets, net                                      3,818.4       2,981.1        2,581.3       2,885.2       1,554.5
 Total assets                                           5,765.4       5,004.1        4,552.2       5,092.0       2,745.8
 Total debt                                             2,242.7       1,931.1        1,505.1       1,830.8         758.9
 Total capitalization(5)                                4,352.6       3,851.8        3,397.4       3,736.6       2,038.3
----------------------------------------------------------------------------------------------------------------------------
 ADDITIONAL INFORMATION
 Percent return on average common equity                  3.8 %         8.9 %          4.5 %       (1.4) %         4.5 %
 Total debt as a percentage of total
   capitalization(6)                                     50.4 %        48.6 %         42.1 %        46.3 %        37.2 %
 Total debt as a percentage of shareholders'
   equity(6)                                            105.7 %       101.1 %         85.0 %        92.3 %        65.8 %
 Effective tax rate                                      40.7 %        29.4 %         45.9 %       166.0 %        37.0 %
 Cash flow from operations                            $   372.8     $   416.6      $   147.0     $   274.1     $   195.6
 Cash invested in fixed assets, timber and
   timberlands                                        $   246.8     $   283.2      $   198.5     $   223.2     $    99.6
 Book value - common shareholders'
   equity per common share                            $   35.70     $   34.84      $   33.10     $   32.31     $   27.99
 Common Stock price range   - low                     $   40.30     $   41.88      $   36.94     $   31.19     $   36.88
                            -  high                   $   58.75     $   59.56      $   60.56     $   60.50     $   57.00
 Shareholders of record(7)                                5,900         4,900          5,200         5,600         5,200
 Employees                                                9,400         6,400          6,400         8,300         5,000
============================================================================================================================

(1) In 2001, we acquired Alliance Forest Products Inc. In 2000, we acquired Newsprint South, Inc. In 1999, we sold Great Northern Paper, Inc. In 1998, we acquired Avenor Inc. and a South Korean newsprint mill.

(2) Operating income includes pre-tax net gain on sale of assets of $167.7 million, $7.3 million, $225.4 million, $21.1 million and $0.8 million for the years 2001, 2000, 1999, 1998 and 1997, respectively. Operating income for 1999 and 1998 also includes a pre-tax impairment charge of $92.0 million and $119.6 million, respectively.

(3)  Dividends are declared quarterly.

(4) Newsprint sales do not include shipments from Ponderay Newsprint Company, an unconsolidated entity.

(5) Total capitalization includes total debt, minority interests in subsidiaries and shareholders' equity.

(6) In 2001, 2000, 1999 and 1998, this ratio excludes the revaluation of debt due to acquisitions totaling $102.3 million, $113.2 million, $128.6 million and $190.6 million, respectively.

(7)  This includes holders of Bowater Common Stock and Bowater Exchangeable
     Shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is useful in understanding Bowater's operating results, cash flows and financial condition for the three years ended December 31, 2001. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Bowater's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of this Form 10-K and from time to time, in Bowater's other filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on our Consolidated Financial Statements. A summary of our significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgements.

Our estimates and assumptions are based on historical data and other assumptions that we believe are reasonable in the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

Our judgments are based on management's assessment as to the effect certain estimates, assumptions or future trends or events may have on the financial condition and results of operations reported in our Consolidated Financial Statements. It is important that the reader of our financial statements understand that actual results could differ from these estimates, assumptions and judgements.

We believe the following critical accounting policies contain the most significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

PENSION AND OTHER NONPENSION POSTRETIREMENT BENEFITS. Bowater engages an independent actuarial firm to perform an actuarial valuation of the fair values of our postretirement plans' assets and benefit obligations. Management provides the actuarial firm with certain assumptions that have a significant effect on the fair value of the assets and obligations such as the:

o weighted average discount rate - used to arrive at the net present value of the obligation;

o return on assets - used to estimate the growth in invested asset value available to satisfy certain obligations;

o salary increases - used to calculate the impact future pay increases will have on postretirement obligations; and

o medical cost inflation - used to calculate the impact future medical costs will have on postretirement obligations.

Management understands that these assumptions directly impact the actuarial valuation of the assets and obligations recorded on our balance sheet and the income or expense that flows through our Consolidated Statement of Operations. Management bases its assumptions on either historical or market data it considers reasonable in the circumstances. Variations in these assumptions could have a significant effect on the amounts reported through our Consolidated Statement of Operations.

DERIVATIVES. The majority of our revenues are generated and received in United States dollars. Significant portions of our manufacturing facilities are in Canada, and accordingly, operating expenses are paid in Canadian dollars at our Canadian mill sites. To reduce our exposure to differences in Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. Management estimates the forecasted Canadian dollar outflows on a rolling 24-month basis and hedges up to 80% of total forecasted Canadian dollar outflows. This minimizes over-hedging our exposure and eliminates currency speculation. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Management believes that these Canadian dollar forward contracts qualify as a cash flow hedge in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS 138, and we have, therefore, deferred approximately $14.4 million of deferred losses through accumulated other comprehensive income. Had these Canadian dollar forward contracts not qualified for cash flow hedging, these amounts would have been reported through our Consolidated Statement of Operations currently.

TAXES. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Management evaluates its tax assets and liabilities on a periodic basis and timely adjusts these balances as appropriate. Management believes that it has adequately provided for its future tax consequences based upon current facts and circumstances and current tax law. However, should management's tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported through our Consolidated Statement of Operations.

The carrying value of our net deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to reduce the value of the deferred tax assets resulting in additional income tax expense. Management believes that it is more likely than not that the deferred tax assets will be realized, based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. Management evaluates the deferred tax assets on a periodic basis and assesses the need for additional valuation allowances.

Additionally, at December 31, 2001, Bowater had unremitted earnings of subsidiaries outside the United States totaling $107.0 million, which have been deemed by management as being permanently reinvested. No deferred tax liability has been recognized with regard to these earnings. If our policy were to change in the future and these earnings were remitted to the United States, these amounts could have a significant impact on the income tax liability reported through our Consolidated Statement of Operations.

LONG-LIVED ASSETS. Bowater's long-lived assets include the net depreciated value of fixed assets and goodwill.

o For fixed assets acquired in an acquisition, management engages an independent valuation firm to perform a valuation of the fixed assets acquired and to assist in the determination of the remaining useful lives. Management and the independent valuation firm believe the assumptions and the assigned useful lives are reasonable under the circumstances. However, different valuation assumptions and assigned lives could have a significant impact on the amounts reported through our Consolidated Statement of Operations.

o For fixed assets used in our operations, a review is performed for impairment whenever events or changes in circumstances indicate that the net book value may not be recovered.

o We assess the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on management's assumptions of projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. Differences in assumptions regarding discount rates or projecting future operating cash flows could have a significant impact on the determination of the impairment amount and the liability reported through our Consolidated Statement of Operations. On January 1, 2002, Bowater adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and thereafter on a periodic basis. Effective January 1, 2002, Bowater will no longer amortize its goodwill. Bowater recorded goodwill amortization of $23.9 million in 2001, $23.8 million in 2000 and $22.5 million in 1999.

TIMBER AND TIMBERLANDS. There is no specific authoritative accounting guidance that addresses the types of costs to be capitalized in timber and timberlands. Management has used portions of authoritative accounting literature, its professional judgment and industry data to develop its capitalization policy for timber and timberlands. Costs that are directly related to future revenues and costs of our products are capitalized. The acquisition cost of land and timber, property taxes, lease payments, site preparation and other costs related to the planting and growing of timber are capitalized. Capitalization policies are consistent prior to and during harvesting. These costs, excluding land, are charged against revenue at the time the timber is harvested, based upon annually estimated depletion rates, and are included in the line titled "Depreciation, amortization and cost of timber harvested" in the Consolidated Statement of Operations. Growth and yield models are used to estimate timber volume on our land from year to year. These volumes affect the depletion rate, which is calculated annually based on the capitalized costs and the total timber volume based on the current stage of the growth cycle. Different assumptions and judgments regarding capitalizable costs and/or growth and yield models could have a significant impact on the amounts reported through our Consolidated Statement of Operations.

BUSINESS AND FINANCIAL REVIEW

OVERVIEW

Bowater is organized into five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, the Forest Products Division and the Canadian Forest Products Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division. Therefore, Bowater's financial results are collected, analyzed and reported through the other four Divisions.

NEWSPRINT DIVISION

The Newsprint Division operates seven manufacturing sites in the United States, Canada and South Korea. The principal product line at these manufacturing sites is newsprint, but several of the sites also produce market pulp and uncoated specialty paper. This Division is responsible for the international marketing and sales of newsprint and selected uncoated specialty papers.

COATED AND SPECIALTY PAPERS DIVISION

The Coated and Specialty Papers Division operates a manufacturing site that produces coated groundwood paper, newsprint, market pulp and uncoated specialty paper, and a coating facility, both located in the United States. Our new coating plant in Covington, Tennessee, is expected to be completed near the end of the first quarter of 2002 and should begin operations shortly thereafter. This Division is responsible for the marketing and sales of a full spectrum of coated and all other uncoated specialty papers manufactured by Bowater.

PULP DIVISION

The Pulp Division markets and distributes market pulp produced at the Calhoun, Tennessee; Catawba, South Carolina; Thunder Bay, Ontario; and Coosa Pines, Alabama, sites. Financial results for the production and sale of market pulp are included in the Newsprint Division and the Coated and Specialty Papers Division, depending upon which site manufactures the product.

FOREST PRODUCTS DIVISION

The Forest Products Division manages 1.1 million acres of timberland owned or leased in the United States and the Canadian provinces of Ontario and Nova Scotia and over 8.3 million acres of Crown-owned land in the province of Ontario on which Bowater has cutting rights. The Division also operates three softwood sawmills, supplies wood fiber to Bowater's pulp and paper production sites and markets timber and lumber in North America.

CANADIAN FOREST PRODUCTS DIVISION

The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The Division manages 0.4 million acres of owned or leased timberland and over 24.4 million acres of Crown-owned land in Quebec and New Brunswick on which Bowater has cutting rights. The Division also operates 10 sawmills and one wood treatment plant, supplies wood to four paper mills and ten sawmills, and is responsible for the marketing and sales of Bowater's Canadian lumber production.

RESULTS OF OPERATIONS: 2001 COMPARED WITH 2000

Bowater completed its acquisition of Alliance on September 24, 2001. The results of Alliance's operations have been included in the Consolidated Financial Statements since September 24, 2001.

Bowater's net income for 2001 was $73.2 million, or $1.37 per diluted share, compared with net income of $159.4 million, or $3.02 per diluted share, in 2000.

Operating income in 2001 was $317.8 million on sales of $2.4 billion, compared with $363.3 million on sales of $2.5 billion in 2000. In 2001, operating income includes a net gain on sale of assets of $167.7 million compared to $7.3 million in 2000. Excluding the gain on sale of assets, operating income decreased $205.9 million from 2000 to 2001. This decrease was due to lower transaction prices for market pulp ($157.1 million) and coated groundwood paper ($24.7 million), lower shipments ($31.4 million, primarily newsprint and timber products) and higher operating costs. Operating costs for 2001 were higher ($58.3 million) compared to 2000 due to more maintenance and market-related downtime and higher costs for chemicals, fuel, and repair materials. These increases in operating costs were partially offset by lower prices for recovered paper (old newspapers and magazines) and a lower Canadian dollar exchange rate. These negative operating income variances were partially offset by higher transaction prices for newsprint ($47.1 million) and lower selling, general and administrative expenses ($18.1 million). Presented below is a discussion of each significant product line, followed by a discussion of the results of each of the divisions.

PRODUCT LINE INFORMATION

In general, Bowater's products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in exchange rates.

NEWSPRINT. Bowater's 2001 average transaction price for newsprint increased 3% compared to 2000. However, during the year transaction prices declined 19%. As the United States economy weakened, Bowater adjusted its domestic prices downward by $25 per metric ton on May 1 and July 1, 2001, thereby rescinding the $50 per metric ton increase announced for March 1, 2001. Our shipments were down 2% compared with 2000. This decrease is due to approximately 340,000 metric tons of maintenance and market-related downtime offset partially by the acquisition of the Grenada (August 2000) and Coosa Pines (September 2001) operations. Our inventory of newsprint at the end of 2001 was slightly higher than at the end of 2000. Total United States newsprint demand and consumption decreased approximately 12% in 2001 compared to 2000. Newspaper advertising lineage declined 5% in 2001 compared to 2000. North American mill inventories increased, while customer inventories declined from 2000 levels. Total inventories (North American mills and users) ended the year at 1.5 million metric tons, approximately 15% below historical levels. North American net exports of newsprint declined approximately 12% from 2000 levels.

COATED AND SPECIALTY PAPERS. The market for coated groundwood paper remained under pressure during 2001. Bowater's 2001 average transaction price for coated groundwood paper was 8% lower than in 2000. Our shipments for 2001 were 2% higher compared with 2000 shipments. United States shipments of coated groundwood paper decreased slightly compared to 2000. End-use markets declined with magazine advertising pages and catalog mailings (measured by standard A mail weight) decreasing over 2000 levels. Inventories of the United States coated groundwood paper producers declined in 2001 to end the year 3% lower than year end 2000. Bowater's shipments of uncoated specialty paper increased 64% due primarily to the September 24, 2001, acquisition of Alliance, which added supercalendered paper and book grades to our product mix. Our 2001 average transaction price for uncoated specialty paper increased 5% compared to 2000. North American demand for supercalendered paper dropped 3% during 2001, while demand for total uncoated groundwood paper was down 5% from 2000. North American mill inventories for uncoated groundwood paper increased 35% compared to 2000. Uncoated specialty grades are used mainly for fliers, newspaper inserts, textbooks and paperbacks.

MARKET PULP. The year 2001 was a challenging year for market pulp. Bowater's 2001 average transaction price for market pulp decreased 27% compared to 2000. Our shipments increased by 2% compared to 2000. During 2001, we took approximately 163,000 metric tons of market-related and maintenance downtime. During the first half of the year, NORSCAN (United States, Canada, Finland, Norway and Sweden) shipments decreased 10% from the corresponding 2000 level. During the second half of the year, NORSCAN shipments increased compared to the second half of 2000 and were also up compared to the first half of 2001. Industry inventories increased to over 29 days supply, or 1.7 million metric tons.

LUMBER. Lumber markets weakened throughout 2001. United States housing starts were 1.6 million units in 2001, increasing 2% from 2000. Bowater's 2001 average transaction price for lumber decreased 9% compared to 2000. Prices declined substantially in the fourth quarter of 2001 due primarily to the impact of the countervailing duty and anti-dumping charges imposed by the United States on softwood lumber imported from Canada. Negotiations between the United States and Canada concerning these duties have not been resolved, and we cannot assess the future impact, if any, of such duties. Shipments increased 66% compared to 2000 due to the acquisition of Alliance, adding approximately 709 million board feet of production capacity. Due to the weakening state of the lumber markets, we took approximately 22 million board feet of downtime in the fourth quarter of 2001.

DIVISIONAL PERFORMANCE

--------------------------------------------------------------------------------
                                        SALES (1)       SEGMENT INCOME (LOSS)(1)
--------------------------------------------------------------------------------
 (In millions)                       2001       2000        2001        2000
================================================================================
 Newsprint                       $ 1,412.0   $ 1,464.7    $  113.7    $  236.6
 Coated and Specialty Papers         516.4       586.9        25.7       136.1
 Canadian Forest Products            520.1       419.8        77.6        58.1
 Forest Products                     285.0       334.0        (3.1)       15.0
 Special items                        --          --         167.7         7.3
 Corporate & other eliminations     (284.3)     (305.1)      (63.8)      (89.8)
--------------------------------------------------------------------------------
 Total                           $ 2,449.2   $ 2,500.3    $  317.8    $  363.3
================================================================================

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in "Corporate & other eliminations."


Total segment income in the preceding table is equal to "Operating income" as presented in our Consolidated Statement of Operations.

NEWSPRINT DIVISION. Sales decreased $52.7 million in 2001 compared to 2000, from $1,464.7 million to $1,412.0 million, primarily as a result of lower transaction prices for market pulp ($102.2 million) and lower shipments of newsprint ($100.5 million) and market pulp ($28.9 million). These decreases were partially offset by the inclusion of the Coosa Pines operations in the fourth quarter of 2001 ($68.6 million), acquired as part of Alliance, and the full year impact of the Grenada operations ($73.8 million, acquired in August of 2000). Higher transaction prices for newsprint ($29.0 million) and specialty paper ($4.3 million) and higher shipments of specialty paper ($2.9 million) also increased sales. See the previous discussions of the newsprint, specialty and market pulp product line results. Segment income for 2001 decreased $122.9 million to $113.7 million, from $236.6 million for 2000. This decrease was a result of lower transaction prices for market pulp ($102.2 million), lower shipments ($5.8 million, primarily newsprint and market pulp), and higher manufacturing costs ($50.0 million). The higher manufacturing costs were primarily due to market-related downtime, as well as higher costs for fuel, chemicals and repair materials. These higher costs were partially offset by lower recycle paper prices and a favorable Canadian dollar exchange rate. These decreases in operating income were partially offset by higher transaction prices for newsprint ($29.0 million) and lower distribution costs ($6.4 million).

COATED AND SPECIALTY PAPERS DIVISION. Sales decreased $70.5 million in 2001 compared with 2000, from $586.9 million to $516.4 million, primarily as a result of lower transaction prices for market pulp ($45.1 million) and coated groundwood paper ($24.7 million) and lower shipments of newsprint ($14.2 million). These decreases were partially offset by higher newsprint transaction prices ($3.0 million) and higher shipments of coated groundwood paper ($6.2 million) and market pulp ($1.6 million). See the previous discussions of the newsprint, coated groundwood and specialty papers and market pulp product line results. Segment income for 2001 decreased $110.4 million, from $136.1 million to $25.7 million. This decrease is due primarily to lower transaction prices for market pulp ($45.1 million) and coated groundwood paper ($24.7 million), lower shipments ($3.8 million, primarily newsprint and coated groundwood paper) and higher manufacturing costs ($31.1 million). The higher manufacturing costs were due primarily to maintenance and market-related downtime and higher costs for chemicals, labor and repair materials.

CANADIAN FOREST PRODUCTS DIVISION. Sales increased $100.3 million in 2001 compared to 2000, from $419.8 million to $520.1 million. This increase is due primarily to the acquisition of Alliance. Higher newsprint prices ($12.8 million) were offset by lower newsprint shipments ($11.5 million). See the previous discussions of newsprint, specialty paper and lumber product line results. Segment income increased $19.5 million in 2001 compared to 2000, from $58.1 million to $77.6 million. This increase is due primarily to the acquisition of Alliance, higher newsprint prices ($12.8 million) and lower manufacturing costs ($3.5 million), offset by lower shipments ($2.7 million).

FOREST PRODUCTS DIVISION. Sales decreased $49.0 million in 2001 compared to 2000, from $334.0 million to $285.0 million. This decrease was due to lower timber shipments ($27.3 million) and lower transaction prices for lumber ($2.7 million), partially offset by higher lumber shipments ($2.7 million). Internal procurement sales, transferred at cost to Bowater's paper mills, also decreased due to lower wood prices ($18.3 million) and lower volume ($3.9 million). See the previous discussions of the lumber and timber product line results. Segment income decreased $18.1 million, from $15.0 million to an operating loss of $3.1 million, due to lower transaction prices for lumber ($2.7 million) and lower timber shipments ($20.3 million). Timber shipments were lower due to weak demand and reduced timber harvesting on approximately 263,000 acres of southern timberlands sold in the fourth quarter of 2001 and in January 2002. Operating costs for the Division decreased $4.5 million compared to 2000 due primarily to lower silviculture expenditures. During 2001, the Division incurred a charge of $7.3 million for pine beetle damage to our southern United States timberlands compared to $7.8 million in 2000. The risk of additional pine beetle damage continues to exist. The Division is unable to determine at this time if this will have a material impact on its future operating results.

SPECIAL ITEMS. During 2001, Bowater sold fixed assets and timberlands resulting in a net pre-tax gain of $167.7 million. This gain is primarily the result of a land sale completed in the fourth quarter of 2001 and a note monetization completed in the second quarter of 2001 related to a 1999 land sale (see Note 5. "Net Gain on Sale of Assets"). During 2000, Bowater sold fixed assets and timberlands resulting in a pre-tax gain of $7.3 million.

CORPORATE & OTHER ELIMINATIONS. The elimination of intersegment sales decreased $20.8 million in 2001 compared to 2000. Decreased sales volume between the divisions accounts for this decrease. Operating expenses for 2001 decreased $26.0 million compared with 2000, primarily due to lower stock-based compensation charges ($21.1 million) and lower benefit costs ($11.5 million). These decreases were partially offset by hedging losses ($7.0 million).

INTEREST AND OTHER INCOME AND EXPENSES

Interest expense increased $5.8 million in 2001, from $135.2 million to $141.0 million, due primarily to an increase in debt to fund the acquisition of Alliance, partially offset by lower interest rates. Interest income decreased $6.9 million, from $15.6 million in 2000 to $8.7 million in 2001, due to lower average cash balances.

Other income in 2001 was $8.0 million compared to other expense of $4.5 million in 2000. During 2001, Bowater recorded foreign exchange gains of $5.9 million compared with $3.9 million of foreign exchange loss in 2000. The majority of our exchange gain (loss) is attributable to the revaluation of unhedged foreign denominated liabilities into United States dollars plus the ineffective portion of our cash flow hedges.

PROVISION FOR INCOME TAXES

Bowater's effective tax rate in 2001 was 41% compared to 29% in 2000. The rate was higher in 2001 due to additional state taxes related to land sales, Canadian investment tax credits and foreign exchange impacts. In addition, as the level of pre-tax income decreases, the impact of non-deductible items on our effective tax rate, such as goodwill amortization, increases.

FOURTH QUARTER OF 2001

Net income in the fourth quarter of 2001 was $18.7 million, or $0.33 per diluted share, on sales of $700.3 million. This compares to net income in the fourth quarter of 2000 of $58.5 million, or $1.12 per diluted share, on sales of $658.0 million.

Operating income for the fourth quarter of 2001 was $66.3 million compared to $99.0 million for the fourth quarter of 2000. In the fourth quarter of 2001, operating income included a gain on sale of assets of $84.2 million compared to $3.9 million in the fourth quarter of 2000. Excluding these asset sales, operating income decreased $113.0 million. This decrease is primarily the result of lower transaction prices for market pulp ($59.0 million), newsprint ($53.7 million) and coated groundwood paper ($12.8 million) and lower overall shipments ($6.1 million). Operating costs for the fourth quarter of 2001 were also higher ($7.0 million) due to more maintenance and market-related downtime and higher costs for chemicals and repair materials. Lower recovered paper prices and lower hedging losses partially offset the higher costs. Selling, general and administrative expenses were also lower ($13.0 million) primarily due to the effects of our stock-based compensation programs.

The effective tax rate for the fourth quarter of 2001 was significantly higher than the fourth quarter of 2000 due to Canadian investment tax credits and tax saving initiatives generated and recorded in the fourth quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES: 2001 COMPARED WITH 2000

Bowater's cash, cash equivalents and marketable securities balance at the end of 2001 was $30.4 million, an increase of $10.0 million from $20.4 million at the end of 2000.

Cash and cash equivalents increased $8.3 million, from $20.0 million at year-end 2000 to $28.3 million at year-end 2001. Bowater generated $372.8 million of cash from operations, while we used $84.8 million of cash from financing activities and $279.7 million for investing activities. Our most significant cash transactions during 2001 include cash flow from operations, capital expenditures, the acquisition of Alliance, the sale of notes receivable and the payment of dividends.

CASH FROM OPERATING ACTIVITIES

Bowater generated cash of $372.8 million from operating activities in 2001 compared with $416.6 million in 2000. The decrease of $43.8 million was the result of lower operating income in 2001 due to lower transaction prices for market pulp and coated groundwood paper and lower shipments. These decreases were partially offset by higher transaction prices for newsprint and lower selling, general and administrative expenses. Working capital needs were also lower in 2001 by $133.5 million. The 2001 operating cash flows include the activity of the Alliance locations for the period September 24, 2001, to December 31, 2001. The 2000 operating cash flows include the activity of the Grenada mill for the period August 1, 2000, to December 31, 2000.

CASH FROM INVESTING ACTIVITIES

Cash used for investing activities in 2001 was $279.7 million compared with $716.3 million in 2000. In 2001, cash used in business acquisitions, primarily for the Alliance acquisition, was approximately $271.6 million. In 2000, we acquired the Grenada mill for $382.2 million, purchased the Ignace Sawmill for $4.7 million, and invested $3.1 million in PaperExchange.com. As of December 31, 2001, we had written-off the $3.1 million investment in PaperExchange.com.

Capital expenditures in 2001 totaled $246.8 million as compared to $283.2 million in 2000. Capital expenditures in 2000 included approximately $61 million for the construction of a recovery boiler at our Thunder Bay Operation. In 2000, we refinanced assets previously leased at our Gatineau Operation for $24.2 million. In July 2000, the Board of Directors approved a $175.0 million project to replace the entire fiber line at our Catawba, South Carolina, facility. This new fiber line will enable the mill to comply with new environmental rules (see "Environmental Items"), as well as improve overall operating efficiencies. Capital spending for the fiber line project was approximately $21.0 million through 2001, with the remaining estimate of $154.0 million to be spent from 2002 through 2004. In November 2000, Bowater announced plans to convert the newsprint production at its Catawba Operation to coated groundwood paper and to construct two additional Nuway sites, which will coat groundwood base sheets produced on Bowater machines that previously produced newsprint. Capital expenditure levels in 2002 will be approximately $225 million, still below projected levels of depreciation and amortization in 2002.

Cash paid on the maturity of hedging contracts in our Canadian dollar hedging program totaled $27.7 million in 2000. Cash paid on the maturity of Canadian dollar hedging contracts during 2001 is included under Cash From Operating Activities.

In the second quarter of 2001, we received $122.6 million from the monetization of notes receivable related to CNC's sale of timberlands in 1999. In the fourth quarter of 2001, Bowater completed the sale of approximately 147,000 acres of owned or leased timberland for aggregate consideration of $121.6 million to two purchasers in separate transactions. We received approximately $5.8 million in cash and $115.8 million in notes receivable from the purchasers. In the fourth quarter of 2001, we monetized the $115.8 notes receivable for net cash proceeds of $102.6 million.

Several years ago, Bowater undertook an initiative to eliminate non-strategic assets, including non-strategic timberland tracts. Since January 1996, we have sold approximately 2.1 million acres of timberlands throughout the United States and Canada, with cash proceeds (including the monetization of notes receivable on timberlands sales) totaling approximately $782.0 million. Currently, we own or lease 1.5 million acres of timberlands in the United States and Canada and have timber cutting rights on over 32 million acres in Canada. We periodically review timberland holdings and sell timberlands.

CASH FROM FINANCING ACTIVITIES

Cash flow used for financing activities was $84.8 million in 2001 compared to cash from financing activities of $295.0 million in 2000.

During 2001, Bowater had net payments of $177.4 million on its short-term credit facilities, while in 2000 we had net borrowings of $470.0 million (primarily for the acquisition of the Grenada mill). In order to fund the Alliance acquisition and to refinance assumed debt, Bowater entered into a $500 million nine-month Bridge Credit Agreement. On November 6, 2001, Bowater's wholly-owned subsidiary, Bowater Canada Finance Corporation, sold $600 million of ten-year notes, with a 7.95% coupon, fully and unconditionally guaranteed by Bowater. The proceeds were used to repay in its entirety the amount outstanding under the $500 million Bridge Credit Agreement, and the balance was applied to amounts outstanding under our 364-day and five-year credit facilities. We also used proceeds from the monetization of the notes receivable to reduce our short-term credit facilities.

During 2001, we received net proceeds from long-term borrowings of approximately $585.2 million ($600 million ten-year notes, net of discount of $1.9 million, deferred financing fees of $4.4 million and cash paid of $8.5 million on maturity of treasury lock derivative instrument) and made payments on long-term borrowings of $375.9 million and refinanced the debt assumed with the Alliance acquisition. In 2000, we had net reductions in our long-term borrowings of $30.5 million, which included the repurchase of an additional $19.8 million of our 9.25% Debentures.

During 2001, we reduced the amount of our 364-day credit facility from $750 million to $450 million, while retaining our $350 million, five-year facility. In October 2001, Bowater's wholly-owned subsidiary, Bowater Pulp and Paper Canada Inc. ("BPPCI") put in place a new $100 million, 364-day credit facility (which is now held by Bowater Canadian Forest Products Inc. ("BCFPI"), a wholly-owned subsidiary of Bowater and successor in interest to BPPCI as a result of an amalgamation transaction effected January 1, 2002).

Cash dividends increased $70.7 million, from $48.3 million in 2000 to $119.0 million in 2001. This increase was primarily due to higher dividend payments to the minority shareholders.

In 1999, the Board of Directors authorized a stock repurchase program allowing us to repurchase up to 5.5 million shares of our outstanding Common Stock. We made no purchases under this program during 2001. In 2000, we purchased 2.1 million shares at a cost of $103.7 million. As of December 31, 2001, we have purchased 3.1 million shares at a total cost of $155.5 million under this program.

We continually consider various options for the use of our cash, including internal capital investments, share repurchases, investments to grow our businesses and additional debt reductions.

SHORT-TERM FUNDING AND CONTRACTUAL/COMMERCIAL COMMITMENTS

Bowater believes that cash generated from operations, proceeds from the expected note monetization described below and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations and capital expenditures for the next 12 months.

As of December 31, 2001, Bowater has available borrowings on our short-term bank debt - credit facilities as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                                  12/31/2001
                                                    Amount      Commitment     Termination          Average
 Short-Term Bank Debt              Commitment    Outstanding     Available        Date         Interest Rate (1)
================================================================================================================
 Operating line of credit            $  10.0       $   0.4       $   9.6        On demand            2.90%
 364-day credit facility               450.0          50.3         399.7        6/19/02(2)           2.46%
 Five-year facility                    350.0         291.0          59.0        6/24/03              2.54%
 BCFPI 364-day credit facility         100.0          --            84.2       10/25/02(2)             --
----------------------------------------------------------------------------------------------------------------
                                     $ 910.0       $ 341.7       $ 552.5
================================================================================================================

(1) Borrowings under the 364-day and five-year facilities incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt. The interest rate on our BCFPI 364-day credit facility at December 31, 2001, is equal to the higher of (i) the United States Federal Funds Rate plus 1/2 of 1% and (ii) the rate quoted by the facility's Administrative Agent in Toronto, Ontario. Bowater believes it is in compliance with all its covenants and other requirements set forth in its credit facilities.

(2) Under the Bowater and BCFPI 364-day credit facilities, the borrower has the ability to extend the termination date for one additional year through June 19, 2003, and October 25, 2003, respectively.


The following summarizes Bowater's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

-------------------------------------------------------------------------------------------------------------------
                                                                         Less than 1                       After 3
(In millions)                                           Total                Year         1-3 Years         Years
===================================================================================================================
 Long-term debt, including current installments       $ 1,901.0          $    73.0      $     50.4       $ 1,777.6
 Short-term bank debt                                     341.7                0.4           341.3            --
 Non-cancelable operating lease obligations                53.8                9.1            20.1            24.6
-------------------------------------------------------------------------------------------------------------------
 Total contractual obligations                        $ 2,296.5          $    82.5      $    411.8       $ 1,802.2
===================================================================================================================

Bowater enters into various agreements, primarily supply agreements, in the normal course of business. In connection with the acquisition of Alliance, Bowater assumed various long-term supply contracts the more significant including a fiber supply contract, at market prices, for its Coosa Operation and a steam supply contract at its Dolbeau Operation. The Coosa fiber supply contract expires in 2014 and has total commitments of approximately $174.7 million ($15.7 million in years 1-3, $13.0 million in years 4-5 and $101.6 million thereafter). In addition, our Dolbeau Operation's steam supply contract expires in 2023 and has total commitments of approximately $140.4 million ($6.4 million in years 1-5 and $108.4 million thereafter).

Other Commitments:

-------------------------------------------------------------------------------------------------------------------
                                                               Amount of Commitment Expiration Per Period
-------------------------------------------------------------------------------------------------------------------
                                                    Total Amounts      Less than 1
 (In millions)                                      Committed            Year         1-3 Years     Over 3 Years
===================================================================================================================
 Off-balance sheet debt guarantees                   $      61.7        $      --       $     --       $     61.7
 Standby letters of credit                                  70.3              13.5           56.8             --
-------------------------------------------------------------------------------------------------------------------
                                                     $     132.0        $     13.5      $    56.8      $     61.7
===================================================================================================================

Management expects to maintain the liquidity currently available to us under current bank lines. The ability to renew these facilities is contingent upon the financial markets in general and our operating prospects and credit ratings in particular.

Bowater is rated as an investment grade credit by S&P (BBB with a negative outlook) and by Moody's (Baa3 with a negative outlook). There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on Bowater's highest credit rating (currently S&P). Any reduction in the highest rating will increase our cost of borrowing. In addition to higher interest rates, if we are downgraded to below investment grade, the availability of future sources of credit may become constrained.

OFF-BALANCE SHEET ARRANGEMENTS

NUWAY COATING FACILITIES. Two Nuway coating facilities are being constructed for Bowater, one located in Covington, Tennessee and the other planned for the mid-Atlantic region. Construction of the two facilities is being financed through a special purpose entity ("SPE") with total expected construction costs of approximately $100.0 million. Bowater has no ownership interest in the SPE. Bowater Nuway Inc., a wholly-owned subsidiary of Bowater, has entered into lease commitments with the SPE, the lessor in the transaction, for these new facilities. The Covington, Tennessee facility is expected to commence operations in the first quarter of 2002. The construction schedule for the mid-Atlantic facility has been deferred and is to be determined at a later date, as market conditions warrant. As of December 31, 2001, total costs incurred by the SPE for the construction of these facilities was approximately $57.8 million. The assets and debt associated with these new facilities will not be consolidated in Bowater's financial statements. The leases will be classified as operating leases and the payments expensed in accordance with Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 13, "Accounting for Leases." This arrangement provides very low cost financing. The future minimum lease payments have not been finalized, but are estimated to be approximately $3.0 million per year for the two facilities based on current interest rates. The base lease term for each facility expires on April 30, 2006. We have options at the end of the base lease terms to (1) extend the lease terms annually for an additional five years, (2) purchase the leased properties or (3) terminate the lease agreements. In the event that a lease agreement is terminated, Bowater Nuway Inc. (as lessee) must cause the facility to be sold and the lessor to be paid a residual value guarantee of approximately 83% of the lessor's investment in the facility. The present value of rental payments, estimated termination costs and the residual value guarantee at the inception of the lease do not exceed in the aggregate 89.5% of the lessor's investment in the facility. Upon consummation of the sale, the lessor is entitled to retain an amount equal to its remaining investment in the facility, and any balance of the sale proceeds is to be paid to the lessee. Bowater has guaranteed the lessee's obligations under this arrangement. Management currently does not believe that it is probable that Bowater will be required to make a deficiency payment on the residual value guarantee.

TIMBERLAND SALES. In connection with certain timberland sales transactions, Bowater received a portion of the sale proceeds in notes receivable. Bowater monetized these notes receivable using qualified special purpose entities ("QSPEs") set up in accordance with the Financial Accounting Standards Board's (the "FASB") SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The more significant aspects of the QSPEs are as follows:

     o The QSPEs are not consolidated with Bowater in Bowater's financial statements. The business purpose of the QSPEs is to hold the notes receivable and issue debt securities to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by letters of credit issued by a third party financial institution.

     o Bowater records gains or losses on the monetization of the notes receivable through the QSPEs. The amount of the gain or loss is determined based on the original carrying amount of the notes, allocated between the assets monetized and the retained interests based on their relative fair value at the date of the monetization.

     o Bowater's retained interest consists principally of net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued to third parties) and a cash reserve account. Fair values of the retained interest are estimated based on the present value of future excess cash flows to be received over the life of the notes, using management's best estimate of key assumptions, including credit risk and discount rates.

     o The cash reserve accounts are established at inception and are required to meet specified minimum levels throughout the life of the debt issued by the QSPEs to third party investors. Any excess cash flows revert back to Bowater on a quarterly or semi-annual basis. The cash reserve accounts revert back to Bowater at the maturity date of the third party debt.

     o Bowater may be required to make capital contributions to the QSPEs from time to time in sufficient amounts so that the QSPEs will be able to comply with their covenants regarding the payment of taxes, maintenance as entities in good standing, transaction fees of the transaction, contractual indemnification of the collateral agent and certain other parties, and the maintenance of specified minimum amounts in the cash reserve account. Notwithstanding these covenants, because of the expected net available cash flow to the QSPEs (interest and principal on notes receivable backed by letters of credit will be in excess of interest and principal on debt securities), Bowater does not expect to be required to make additional capital contributions.

     o Bowater currently guarantees approximately $11.7 million, representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of the QSPEs. This guarantee is reduced annually by approximately $0.5 million based on annual principal repayments on the investor notes of $2.0 million through 2008. The remaining investor notes principal amount is to be repaid in 2009.

The following summarizes our transactions with QSPEs as of December 31, 2001 (in millions):

----------------------------------------------------------------------------------------------------------------
                                              Bowater's Retained                     Total      Excess of Assets
Qualified Special Purpose Entity                   Interest        Total Assets   Obligations   over Obligations
================================================================================================================
 Calhoun Note Holdings AT & TI LLCs               $    12.5         $    150.4     $    127.1       $    23.3
 Bowater Catawba Note Holdings I & II LLCs             14.2              118.0          104.8            13.2
 Timber Note Holdings LLC                               3.1               53.5           46.9             6.6
----------------------------------------------------------------------------------------------------------------
                                                  $    29.8         $    321.9     $    278.8       $    43.1
================================================================================================================

Neither the SPE nor the QSPEs are permitted to hold Bowater stock and there are no commitments or guarantees that provide for the potential issuance of Bowater stock. These entities do not engage in speculative activities of any description and are not used to hedge Bowater positions, and no Bowater employee is permitted to invest in any SPE or QSPE.

SUBSEQUENT EVENT

In January 2002, Bowater received proceeds from the sale of timberlands of approximately $104.0 million, including $5.0 million cash and $99.0 million in notes receivable. Bowater expects to monetize the $99.0 million notes receivable in the first quarter of 2002 and to apply the proceeds to the reduction of debt.

ACQUISITIONS AND DISPOSITIONS

On April 1, 2001, Bowater signed a definitive agreement to acquire all of the outstanding stock of Alliance for CDN$13.00 in cash plus .166 shares of Bowater Common Stock or Exchangeable Shares for each Alliance common share. The Alliance acquisition was completed on September 24, 2001. The results of Alliance's operations have been included in the Consolidated Financial Statements since September 24, 2001. Following the acquisition, Bowater changed Alliance's name to Bowater Canadian Forest Products Inc. Alliance was an integrated company specializing in timber harvesting and forest management, as well as the production and sale of newsprint, uncoated specialty papers, pulp, lumber and related products. Alliance had operations in Canada and the United States. The acquisition added two modern, low-cost supercalendered and specialty paper mills in Quebec, enabling Bowater to offer a full spectrum of groundwood paper grades. Also, a strategically located mill in Alabama, which has been recently modernized to produce 100% recycled newsprint, is expected to enhance Bowater's customer service capabilities. Alliance's extensive sawmill system and approximately 18.0 million acres of cutting rights will support Bowater's expanded operations.

The aggregate purchase price to Alliance shareholders was $485.9 million. The acquisition was financed through a $500.0 million Bridge Credit Agreement dated July 2, 2001. The borrowings under this facility matured on November 6, 2001 (see Note 12 of the Consolidated Financial Statements included in this Form 10-K). As of September 24, 2001, the closing date of the transaction, Alliance had a total of approximately 30.3 million outstanding shares. Using the exchange ratio of .166, the 30.3 million Alliance shares resulted in the issuance of 4,179,626 shares of Bowater Common Stock ($1.00 par value) and 856,237 shares of Bowater Exchangeable Shares (no par value) for the equity consideration of $234.9 million and approximately $251.0 million in cash for the cash portion. Bowater shares were valued at $46.65 per share of Bowater Common Stock or Exchangeable Shares, which represents a six-day average (three trading days prior to April 1, 2001, the date of the definitive agreement, and three trading days after). Transaction costs of the acquisition were approximately $14.8 million, and payments to Alliance for settlement of stock options were approximately $8.1 million. The acquisition was accounted for using the purchase method of accounting in accordance with Financial Accounting Standards No. 141, "Business Combinations."

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

In August 1999, we completed the sale of Great Northern Paper, Inc. ("GNP") for $250.0 million, consisting of cash ($108.0 million, net of expenses), a note ($10.0 million) and the assumption of the GNP workers' compensation and pension liabilities existing as of the closing date of the transaction ($130.0 million). We recorded a pre-tax loss of $47.1 million, or $0.58 per diluted share, after tax, on the sale.

ENVIRONMENTAL ITEMS

Bowater is subject to a variety of federal, state, provincial and local environmental laws and regulations in the jurisdictions in which it operates. We believe our operations are in substantial compliance with current applicable environmental laws and regulations.

In April 1998, the United States Environmental Protection Agency ("EPA") promulgated new air and water quality regulations for the paper industry. These regulations, known as the "Cluster Rule," are aimed at further reductions of certain environmental emissions. Projects necessary for the Calhoun, Tennessee, facility to comply with this rule by April 16, 2001, have been completed. The Coosa Pines mill will be in compliance with the Cluster Rule by April 15, 2002. In July 2000, Bowater's Board of Directors approved a $175 million project to replace the fiber line at the Catawba, South Carolina, facility. This new fiber line will enable the mill to improve overall operating efficiencies, as well as comply with the Cluster Rule by meeting the more stringent parameters of Tier I of the EPA's Voluntary Advanced Technology Incentive Program, with a compliance date of April 15, 2004. The new $80 million kraft recovery boiler at the Thunder Bay, Ontario, facility was commissioned in the summer of 2001. This project significantly decreased the level of air emissions from the mill. It also allowed the mill to discontinue the use of coal for steam production, thereby decreasing greenhouse gas emissions.

In addition to the projects mentioned above, we currently anticipate spending less than $15 million of capital per year for all of our facilities for the foreseeable future to maintain compliance with existing environmental regulations. Environmental regulations promulgated in the future could require substantial expenditures for compliance and could have a material impact on Bowater, in particular, and the industry in general.

Bowater currently has recorded $14.8 million for environmental liabilities. These liabilities are recorded at undiscounted amounts and are included in other long-term liabilities on the Consolidated Balance Sheet. The $14.8 million represents management's estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management. Approximately $13.2 million of the $14.8 million relates to two Canadian mills for costs primarily associated with soil remediation, air compliance and landfill closure.

As of December 31, 2001, Bowater has been notified that we are a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") of 1980, as amended, with respect to three sites in South Carolina. One site contained a small landfill on a timber tract sold to CNC by a third party. The third party has remediated the site and continues to monitor the groundwater. Bowater has not been requested to contribute to the remediation costs. One site is a timber tract owned by CNC in which unknown third parties discarded several hundred steel drums containing small amounts of textile residue. This site has not yet been scheduled for remediation. The remaining site is a Superfund site where several parties, including Bowater, shipped used steel drums for reclamation. The EPA has remediated this site for a total cost of approximately $6.2 million. Bowater has been notified that we are one of 27 PRPs. Negotiations with EPA to determine liabilities for the PRPs will begin in March 2002. Bowater does not believe it will be liable for any significant amounts at these three sites.

ADOPTION OF ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, "Business Combinations." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Bowater adopted this statement as required on July 1, 2001, and the Alliance acquisition completed on September 24, 2001, was accounted for under the provisions of Statement No. 141.

In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least on an annual basis in accordance with the provisions of Statement No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of Statement No. 142, which Bowater adopted on January 1, 2002. Effective January 1, 2002, Bowater will no longer amortize its goodwill. As of December 31, 2001, Bowater has unamortized goodwill in the amount of $843.0 million. Amortization expense for the years ended December 31, 2001 and 2000 was $23.9 million and $23.8 million, respectively. In connection with Statement No. 142's transitional goodwill impairment evaluation, Bowater will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, Bowater must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of the date of adoption. Bowater will then have six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Because of the extensive effort needed to perform the transitional goodwill impairment evaluation, it is not practicable to reasonably estimate the impact of adopting Statement No. 142 on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligation." This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. Bowater will adopt the Statement effective January 1, 2003, and is currently assessing the impact on its operations.

On October 3, 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for Bowater). The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provide a single accounting model for long-lived assets to be disposed of. Bowater adopted the Statement effective January 1, 2002, and does not expect this standard to have a material impact on future financial statements or results of operations.

HISTORICAL REFERENCE RESULTS OF OPERATIONS: 2000 COMPARED WITH 1999

Bowater's net income for 2000 was $159.4 million, or $3.02 per diluted share, compared with net income of $78.7 million, or $1.41 per diluted share, in 1999.

In 2000, Bowater began reporting all sales amounts before distribution costs. All prior-year amounts have been adjusted to conform to the new presentation.

Operating income in 2000 was $363.3 million on sales of $2.5 billion, compared with $244.0 million on sales of $2.3 billion in 1999. In 2000, operating income includes gain on sale of assets of $7.3 million compared to $225.4 million in 1999. Operating income for 1999 also includes a pre-tax impairment charge of $92.0 million. Excluding the impairment charge and the net gain on sale of assets, operating income increased $245.4 million. This increase was due to higher transaction prices for newsprint ($132.1 million), pulp ($125.4 million), coated groundwood paper ($39.0 million) and uncoated groundwood specialties ($8.5 million), and higher shipments of newsprint (due to the acquisition of the Grenada mill) and uncoated groundwood specialties. This increase was partially offset by lower lumber prices ($10.9 million), lower shipments of pulp and coated groundwood paper and higher general and administrative expenses ($33.9 million). Our operating costs were lower in 2000 compared with 1999 primarily due to less market-related downtime ($33.3 million). Costs were also reduced by the sale of GNP, which included two high-cost mills, offset by higher prices for recovered paper, fuel and power. Presented below is a discussion of each significant product line, followed by a discussion of the results of each of the divisions.

PRODUCT LINE INFORMATION

NEWSPRINT. The newsprint markets improved during 2000. Bowater's average transaction price for newsprint increased 10% during the year. Our shipments were slightly higher compared with 1999 due to the acquisition of the Grenada mill and less market-related downtime, partially offset by the sale of GNP and the movement of newsprint to higher value-added specialty grades. Bowater's inventory of newsprint at the end of 2000 was lower than at the end of 1999. The United States economy grew approximately 5% in 2000, and Asian demand improved, recovering from the Asian economic crisis of 1997 and 1998. Total United States newsprint demand and consumption increased during 2000 compared with 1999. North American mill inventories, as well as customer inventories, declined from 1999 levels. North American exports of newsprint, constrained by tight domestic supply, grew modestly during the year. North American imports of newsprint declined significantly. The supply/demand picture for newsprint improved as industry capacity declined during the year because producers converted to higher value grades and closed high-cost facilities. Approximately one million metric tons of annual production capacity are expected to be removed from the North American market over the next two years. Given the strong newsprint market, we are increasing prices in all of our offshore markets by approximately $50 per metric ton in the first quarter of 2001, and we implemented an additional $50 per metric ton price increase, effective March 1, 2001, in the United States.

UNCOATED GROUNDWOOD SPECIALTIES. Compared with 1999, Bowater's average transaction price of uncoated groundwood specialties increased 9% in 2000. Our shipments also increased 72% as a result of the movement from newsprint to higher value-added specialty grades. Uncoated groundwood specialty grades are used mainly for fliers and newspaper inserts. This market is normally similar to the newsprint market in terms of pricing and demand.

COATED GROUNDWOOD PAPER. The market for coated groundwood paper was solid throughout 2000. Bowater's 2000 average transaction price for coated groundwood paper was 13% higher than in 1999. Our shipments for 2000 were 7% lower compared with 1999 shipments. This decrease is primarily the result of the sale of GNP in 1999, partially offset with the production from our Nuway operations. United States shipments of coated groundwood paper increased slightly compared to 1999. End-use markets continued to grow with magazine advertising pages and catalog mailings (measured by standard A mail weight) increasing over 1999 levels. Inventories of the United States coated groundwood producers declined significantly in the first half of 2000 and then increased during the second half to end the year 26% higher than year end 1999. Although there was significant weakness in the coated free-sheet markets during the year, the impact on our coated paper grades was minimal.

MARKET PULP. The year 2000 was a strong year for market pulp. Bowater implemented three price increases: $30 per metric ton effective January 1, 2000, $40 per metric ton effective April 1, 2000, and $30 per metric ton effective July 1, 2000. Our average transaction price for market pulp increased 30% compared to 1999. Our shipments were down slightly compared to 1999 due to 25,000 metric tons of market-related downtime taken toward the end of the year. During the first half of the year, NORSCAN (United States, Canada, Finland, Norway and Sweden) shipments increased 2% from the corresponding 1999 level. During the second half of the year, market conditions began to weaken. NORSCAN shipments decreased compared to the second half of 1999 and were also down compared to the first half of 2000. Industry inventories increased to over 33 days supply, or 1.8 million metric tons. This trend has continued into the first quarter of 2001, and as a result, we have announced an additional 30,000 metric tons of market-related downtime during the first quarter.

LUMBER. Lumber markets were weak throughout 2000. United States housing starts were 1.6 million units in 2000, decreasing 4% from 1999. Bowater's average transaction price for lumber in 2000 was 16% lower than in 1999 with prices declining in each quarter of the year. The industry average price for structural framing lumber was at its lowest level since 1992. Shipments increased at each of our three sawmills; however, our overall shipments declined slightly in 2000 compared with 1999 due to the sale of a sawmill in March 1999.

TIMBER. Bowater's average transaction price for timber declined 6% from 1999 levels. After accounting for the change in mix that resulted from the sale of timberlands in Maine, our prices for timber were basically flat in 2000 compared to 1999. Softwood sawtimber prices weakened slightly as a result of poor lumber markets; however, the impact on Bowater was minimized through aggressive merchandising and marketing efforts. Our shipments of timber declined 31% in 2000 as a result of the sale of over 2 million acres of timberland in 1999.

DIVISIONAL PERFORMANCE

--------------------------------------------------------------------------------
                                        SALES(1)        SEGMENT INCOME (LOSS)(1)
--------------------------------------------------------------------------------
 (In millions)                      2000        1999        2000         1999
================================================================================
 Newsprint                      $ 1,464.7    $ 1,368.7    $  236.6     $   19.4
 Coated and Specialty Papers        586.9        499.2       136.1         72.2
 Canadian Forest Products           419.8        354.8        58.1         39.6
 Forest Products                    334.0        407.5        15.0         39.5
 Special items                        --          --           7.3        133.4
 Corporate & other eliminations    (305.1)      (318.5)      (89.8)       (60.1)
--------------------------------------------------------------------------------
 Total                          $ 2,500.3    $ 2,311.7    $  363.3     $  244.0
================================================================================

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in "Corporate & other eliminations."


The line titled "Total segment income" in the preceding table is equal to "Operating income" as presented in our Consolidated Statement of Operations.

NEWSPRINT DIVISION. Sales increased $96.0 million, from $1,368.7 million to $1,464.7 million, primarily as a result of the higher transaction prices for newsprint ($88.2 million), pulp ($99.6 million) and uncoated groundwood specialties ($8.0 million), as well as higher shipments of pulp ($7.5 million) and uncoated groundwood specialties ($32.9 million), partially offset by lower shipments of newsprint ($9.7 million, excluding the impact of the acquisition of Grenada in August 2000). Other items affecting the sales for this division were the acquisition of the Grenada Operation in August of 2000 ($60.3 million) and the sale of GNP in August of 1999 ($190.7 million). See the previous discussions of the newsprint and market pulp product line results. Segment income in 2000 increased $217.2 million from $19.4 million in 1999 to $236.6 million. This increase was due to the higher transaction prices for newsprint ($88.2 million), pulp ($99.6 million) and uncoated groundwood specialties ($8.0 million). Operating costs for the Division were lower in 2000 due to less market-related downtime. Costs were also reduced by the sale of GNP's high-cost mills, offset by higher prices for recovered paper, power and fuel.

COATED AND SPECIALTY PAPERS DIVISION. Sales increased $87.7 million in 2000 compared with 1999, from $499.2 million to $586.9 million, primarily the result of higher transaction prices for newsprint ($8.5 million), coated groundwood paper ($37.4 million) and pulp ($33.8 million), and higher shipments of coated groundwood paper ($30.4 million) and uncoated groundwood specialties ($19.3 million). This increase was partially offset by lower newsprint ($20.5 million) and market pulp ($21.0 million) shipments. See the previous discussions of the newsprint, coated groundwood and market pulp product line results. Segment income increased $63.9 million, from $72.2 million to $136.1 million, primarily the result of the higher transaction prices for newsprint ($8.5 million), coated groundwood paper ($37.4 million) and pulp ($33.8 million), partially offset by higher operating costs associated with fuel ($1.9 million) and chemicals ($7.1 million).

CANADIAN FOREST PRODUCTS DIVISION. Sales increased $65.0 million, from $354.8 million in 1999 to $419.8 million in 2000 primarily due to higher transaction prices for newsprint ($29.3 million), higher shipments of newsprint ($30.4 million), market pulp ($26.2 million) and lumber ($5.7 million). These increases were partially offset by lower shipments of specialty paper ($24.6 million) and lower transaction prices for lumber ($2.2 million). See the previous discussions of the newsprint and uncoated groundwood specialties and lumber product line results. Segment income increased $18.5 million, from $39.6 million in 1999 to $58.1 million in 2000. This increase was mainly due to higher newsprint prices ($29.3 million) and higher shipments of newsprint, market pulp and lumber. This increase was partially offset by higher manufacturing costs ($12.6 million).

FOREST PRODUCTS DIVISION. Sales in 2000 decreased $73.5 million compared with 1999, from $407.5 million to $334.0 million. This decrease was due primarily to lower shipments of timber ($28.3 million) and lumber ($3.4 million) and lower transaction prices for lumber ($8.5 million) and timber ($10.0 million). Internal procurement sales transferred at cost were lower due to lower volume ($13.3 million) and lower wood prices ($10.0 million). See the previous discussions of the lumber and timber product line results. Segment income decreased $24.5 million, from $39.5 million to $15.0 million, due to lower transaction prices for lumber ($8.5 million) and timber ($10.0 million), as well as lower timber shipments ($13.3 million) due to the sale of over 2 million acres during 1999. Operating costs for the Division decreased $2.5 million in 2000 compared with 1999, primarily as a result of improved efficiency and lower wood costs at the sawmills and lower forest management costs as a result of the timberland sale in 1999. These lower costs were partially offset by a $7.8 million charge for pine beetle damage to our southern United States timberlands. The risk of additional pine beetle damage continues to exist. The Division is unable to determine, at this time, if this will have a material impact on its future operating results.

SPECIAL ITEMS. During 2000, Bowater sold fixed assets and timberlands resulting in a pre-tax gain of $7.3 million. During 1999, we sold over 2 million acres resulting in a pre-tax gain of $272.5 million. We also recorded a pre-tax impairment charge of $92.0 million, reducing the book value of our assets at GNP. In August 1999, we completed the sale of GNP, resulting in a pre-tax loss of $47.1 million.

CORPORATE & OTHER ELIMINATIONS. The elimination of intersegment sales decreased $13.4 million in 2000 compared to 1999. Decreased sales volume between the divisions accounts for the majority of this decrease. General and administrative expenses for 2000 increased $29.7 million compared with 1999, primarily due to higher stock-based compensation charges ($16.8 million), benefit costs ($11.8 million) and professional fees ($2.5 million).

INTEREST AND OTHER INCOME AND EXPENSES

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

PROVISION FOR INCOME TAXES

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of Bowater's 2001 acquisition of Alliance and 1998 acquisition of Avenor, approximately 42% of our pulp and paper production capacity is in Canada, with costs primarily denominated in Canadian dollars. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. Using Canadian dollar forward, range forward and option contracts, Bowater has hedged against the risk of a rising Canadian dollar. At December 31, 2001, we had $925 million of Canadian dollar contracts outstanding. Information regarding the carrying value and fair market value of the contracts is set forth on pages 48-50, Note 13, of the Consolidated Financial Statements included in this Form 10-K.

In 1998, we purchased a South Korean newsprint mill, subjecting us to fluctuations in the Korean won/United States dollar exchange rate because certain expenses and some purchases by the mill are denominated in won. However, many of the cash flows for purchases and sales are in United States dollars, which mitigates much of the currency risk.

Bowater purchases significant amounts of old newspapers and old magazines to supply its facilities that use recovered paper. Old newspapers and old magazines are market-priced commodities and, as such, are subject to fluctuations in market prices. Increases in the prices of these commodities will tend to reduce our reported earnings and decreases will tend to increase our reported earnings.

Bowater's debt is predominantly fixed-rate debt. We do not have material exposure to interest rate risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                         PAGE(S)
                                                                         -------
Consolidated Statement of Operations for Each of the Years in the
  Three-Year Period Ended December 31, 2001..............................     31
Consolidated Balance Sheet at December 31, 2001 and 2000.................     32
Consolidated Statement of Capital Accounts for Each of the Years in the
  Three-Year Period Ended December 31, 2001..............................     33
Consolidated Statement of Cash Flows for Each of the Years in the
  Three-Year Period Ended December 31, 2001..............................     34
Notes to Consolidated Financial Statements...............................  35-61
Management's Statement of Responsibility and Independent Auditors'
  Report.................................................................     62

                      CONSOLIDATED STATEMENT OF OPERATIONS

---------------------------------------------------------------------------------------------------------------
(In millions, except per-share amounts)       Years ended December 31,       2001          2000          1999
===============================================================================================================
Sales                                                                   $   2,449.2   $   2,500.3   $   2,311.7
Cost of sales, excluding depreciation, amortization
    and cost of timber harvested                                            1,688.4       1,549.9       1,625.2
Depreciation, amortization and cost of timber harvested                       321.3         295.2         300.2
Distribution costs                                                            174.9         166.6         177.0
Selling and administrative expense                                            114.5         132.6          98.7
Impairment of assets                                                           --            --            92.0
Net gain on sale of assets                                                    167.7           7.3         225.4
===============================================================================================================
    OPERATING INCOME                                                          317.8         363.3         244.0
Other expense (income):
    Interest income                                                            (8.7)        (15.6)         (7.7)
    Interest expense, net of capitalized interest                             141.0         135.2         126.7
    Other, net                                                                 (8.0)          4.5         (30.8)
---------------------------------------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                         193.5         239.2         155.8
Provision for income tax expense                                               78.7          70.3          71.5
Minority interests in net income of subsidiaries                               41.6           9.5           5.6
---------------------------------------------------------------------------------------------------------------
    NET INCOME                                                                 73.2         159.4          78.7
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                                   (3.3)         (1.4)          2.8
    Minimum pension liability adjustments                                     (25.9)          1.7           7.8
    Unrealized loss on hedged transactions                                    (14.4)         --            --
---------------------------------------------------------------------------------------------------------------
    COMPREHENSIVE INCOME                                                $      29.6   $     159.7   $      89.3
===============================================================================================================


---------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic earnings per common share:
    Net income                                                          $      1.38   $      3.05   $      1.43
---------------------------------------------------------------------------------------------------------------
    Average common shares outstanding                                          53.0          52.3          54.2
---------------------------------------------------------------------------------------------------------------
Diluted earnings per common share:
    Net income                                                          $      1.37   $      3.02   $      1.41
---------------------------------------------------------------------------------------------------------------
    Average common and common equivalent shares outstanding                    53.3          52.8          55.0
---------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------------------------
 (In millions, except per-share amounts)          At December 31,                               2001         2000
===================================================================================================================
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $    28.3    $    20.0
  Marketable securities                                                                            2.1          0.4
  Accounts receivable, net                                                                       367.0        380.8
  Inventories                                                                                    250.5        161.9
  Other current assets                                                                            41.7         52.5
-------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                    689.6        615.6
-------------------------------------------------------------------------------------------------------------------
  Timber and timberlands                                                                         227.7        265.2
  Fixed assets, net                                                                            3,818.4      2,981.1
  Notes receivable                                                                                --          146.0
  Goodwill                                                                                       843.0        866.8
  Other assets                                                                                   186.7        129.4
-------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                                        $ 5,765.4    $ 5,004.1
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current installments of long-term debt                                                     $    73.0    $   141.4
  Short-term bank debt                                                                           341.7        485.0
  Accounts payable and accrued liabilities                                                       437.9        314.7
  Dividends payable                                                                               10.9         10.3
-------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                               863.5        951.4
-------------------------------------------------------------------------------------------------------------------
  Long-term debt, net of current installments                                                  1,828.0      1,304.7
  Other long-term liabilities                                                                    362.3        319.2
  Deferred income taxes                                                                          601.7        508.1
  Minority interests in subsidiaries                                                              85.2        123.6
  Commitments and contingencies                                                                  --           --
SHAREHOLDERS' EQUITY:
  Common Stock, $1 par value. Authorized 100,000,000 shares; issued 66,323,992
    and 61,913,626 shares at December 31, 2001 and 2000, respectively                             66.3         61.9
  Exchangeable Shares, no par value. Unlimited shares authorized; 2,008,588 and
    1,304,541 outstanding at December 31, 2001 and 2000, respectively                             96.0         63.5
  Additional paid-in capital                                                                   1,569.9      1,367.1
  Retained earnings                                                                              840.5        809.6
  Accumulated other comprehensive income (loss)                                                  (61.6)       (18.0)
  Treasury stock at cost, 11,619,812 and 11,635,850 shares at December 31, 2001
    and 2000, respectively                                                                      (486.4)      (487.0)
-------------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                            2,024.7      1,797.1
-------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 5,765.4    $ 5,004.1
===================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS

----------------------------------------------------------------------------------------------------------------------------------
                                            Series C                                               Accumulated
                                           Cumulative                       Additional                Other
                                           Preferred  Common  Exchangeable   Paid In    Retained  Comprehensive  Loan to  Treasury
(IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)     Stock     Stock     Shares       Capital    Earnings  Income (Loss)    ESOT    Stock
==================================================================================================================================
----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1998              $  25.5    $ 59.0   $  110.8     $ 1,230.2   $  657.4    $  (28.9)    $ (2.6)  $ (274.4)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                     --        --         --           --         78.7        --          --         --
Issuance of new Exchangeable Shares
 (1,359,620 shares)                            --        --        66.2          --         --          --          --         --
Retraction of Exchangeable Shares
 (1,471,273 shares of Common Stock issued
 and Exchangeable Shares retracted)            --        1.5      (71.6)        70.1        --          --          --         --
Redemption of Series C cumulative
 preferred stock (264,318 shares)            (25.5)      --         --           --         (0.9)       --          --         --
Dividends on:
     Common ($0.80 per share)                  --        --         --           --        (43.3)       --          --         --
     Series C ($0.56 per share)                --        --         --           --         (0.1)       --          --         --
Reduction in loan to ESOT                      --        --         --           --         --          --          1.9        --
Foreign currency translation                   --        --         --           --         --           2.8        --         --
Stock options exercised (375,169 shares)       --        0.3        --          10.4        --          --          --         --
Tax benefit on exercise of stock options       --        --         --           4.7        --          --          --         --
Pension plan additional minimum
 liability, net of taxes of $5.0               --        --         --           --         --           7.8        --         --
Purchase of Common Stock (2,468,969 shares)    --        --         --           --         --          --          --      (109.2)
----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1999              $   --     $ 60.8   $  105.4     $ 1,315.4   $  691.8    $  (18.3)   $  (0.7)  $ (383.6)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                     --        --         --           --        159.4        --          --         --
Retraction of Exchangeable Shares
 (859,836 shares of Common Stock issued
 and Exchangeable Shares retracted)            --        0.9      (41.9)         41.0       --          --          --         --
Dividends on Common Stock ($0.80 per share)    --        --         --           --        (41.6)       --          --         --
Reduction in loan to ESOT                      --        --         --           --         --          --          0.7        --
Foreign currency translation                   --        --         --           --         --          (1.4)       --         --
Stock options exercised (225,350 shares)       --        0.2        --            6.6       --          --          --         --
Tax benefit on exercise of stock options       --        --         --            1.9       --          --          --         --
Pension plan additional minimum
 liability, net of taxes of $0.9               --        --         --           --         --           1.7        --         --
Stock option compensation                      --        --         --            2.2       --          --          --         --
Treasury stock used for dividend
 reinvestment plans (2,549 shares)             --        --         --           --         --          --          --         0.3
Purchase of Common Stock (2,125,900 shares)    --        --         --           --         --          --          --      (103.7)
----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2000              $   --     $ 61.9   $   63.5     $ 1,367.1   $  809.6    $  (18.0)   $   --    $ (487.0)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                     --        --         --           --         73.2        --          --         --
Issuance of new stock (4,179,626 shares
 of Common Stock and 856,237 Exchangeable
 Shares at $46.65 each)                        --        4.2       39.9         190.8       --          --          --         --
Retraction of Exchangeable Shares
 (152,190 shares of Common Stock issued
 and Exchangeable Shares retracted)            --        0.1       (7.4)          7.3       --          --          --         --
Dividends on Common Stock ($0.80 per           --        --         --           --        (42.3)       --          --         --
 share)
Foreign currency translation                   --        --         --           --         --          (3.3)       --         --
Stock options exercised (78,550 shares)        --        0.1        --            2.1       --          --          --         --
Tax benefit on exercise of stock options       --        --         --            0.5       --          --          --         --
Pension plan additional minimum
 liability, net of tax benefit of $14.6        --        --         --           --         --         (25.9)       --         --
Unrealized loss on hedged transactions,        --        --         --           --         --         (14.4)       --         --
 net of tax benefit of $8.8
Stock option compensation                      --        --         --            2.1       --          --          --         --
Treasury stock used for dividend
 reinvestment plans and to pay employee
 and director benefits (16,038 shares)         --        --         --           --         --          --          --         0.6
----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 2001              $   --     $ 66.3   $   96.0     $ 1,569.9   $  840.5    $  (61.6)   $   --    $ (486.4)
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------
(In millions)                    Years ended December 31,                       2001           2000            1999
========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $    73.2       $  159.4          $  78.7
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, amortization and cost of timber harvested                        321.3          295.2            300.2
    Deferred income taxes                                                           62.9           32.9              5.5
    Minority interests in net income of subsidiaries                                41.6            9.5              5.6
    Net gain on sale of assets                                                    (167.7)          (7.3)          (225.4)
    Payments on maturity of hedging contracts                                      (13.8)           --               --
    Write-down of assets due to impairment                                           --             --              92.0
    Changes in working capital:
         Accounts receivable, net                                                  125.5          (53.6)            12.8
         Inventories                                                                 3.7           (7.6)             5.9
         Accounts payable and accrued liabilities                                  (65.5)           5.1           (110.8)
         Income taxes payable                                                       (1.7)         (15.4)            (3.0)
    Other, net                                                                      (6.7)          (1.6)           (14.5)
------------------------------------------------------------------------------------------------------------------------
         NET CASH FROM OPERATING ACTIVITIES                                        372.8          416.6            147.0
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions, net of cash acquired                                   (271.6)        (390.0)             --
    Cash invested in fixed assets, timber and timberlands                         (246.8)        (283.2)          (198.5)
    Purchase of assets previously leased                                             --           (24.2)             --
    Business dispositions                                                            --             --             108.0
    Dispositions of fixed assets, timber and timberlands                            15.2            7.0            336.5
    Proceeds from the monetization of notes receivable                             225.2            --              51.0
    Cash paid on maturity of economic hedging contracts                              --           (27.7)           (37.4)
    Cash invested in marketable securities                                          (2.1)         (50.7)           (10.6)
    Cash from maturity of marketable securities                                      0.4           52.5              9.7
------------------------------------------------------------------------------------------------------------------------
         NET CASH FROM (USED FOR) INVESTING ACTIVITIES                            (279.7)        (716.3)           258.7
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividends, including minority interests                                  (119.0)         (48.3)           (60.6)
    Purchase of Common Stock                                                         --          (103.7)          (109.2)
    Short-term financing                                                         1,398.9          979.5            284.1
    Short-term financing repayments                                             (1,576.3)        (509.5)          (479.1)
    Long-term financing                                                            585.2            0.4             32.8
    Payments of long-term debt                                                    (375.9)         (30.9)           (27.6)
    Stock options exercised                                                          2.2            6.8             10.7
    Redemption of Series C preferred stock                                           --             --             (26.4)
    Redemption of 7.50% Convertible Unsecured Subordinated Debentures                --             --             (65.9)
    Other                                                                            0.1            0.7              1.9
------------------------------------------------------------------------------------------------------------------------
         NET CASH FROM (USED FOR) FINANCING ACTIVITIES                             (84.8)         295.0           (439.3)
------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 8.3           (4.7)           (33.6)
CASH AND CASH EQUIVALENTS:
    Beginning of year                                                               20.0           24.7             58.3
------------------------------------------------------------------------------------------------------------------------
    End of year                                                                $    28.3        $  20.0          $  24.7
========================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest, including capitalized interest of $9.5, $3.5 and $4.9            $   158.0        $ 139.2          $ 133.6
    Income taxes                                                               $    14.7        $  36.4          $  51.8
========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying Consolidated Financial Statements include the accounts of Bowater Incorporated and Subsidiaries (collectively "Bowater"). As described more fully in Note 2, Bowater completed the acquisition of Alliance Forest Products Inc. ("Alliance") on September 24, 2001. The results of Alliance's operations have been included in the Consolidated Financial Statements since September 24, 2001. These financial statements are expressed in United States dollars except where noted and have been prepared in accordance with United States generally accepted accounting principles. All consolidated subsidiaries are wholly-owned with the exception of the following:

                                                       Percent Ownership
--------------------------------------------------------------------------------
Bowater Maritimes Inc.                                        67%
Calhoun Newsprint Company ("CNC")                             51%
Bowater Mersey Paper Company Ltd.                             51%

All significant inter-company transactions and balances have been eliminated.

Bowater also has a 40% interest in and is managing partner of an unconsolidated entity, Ponderay Newsprint Company, which is accounted for using the equity method.

CASH EQUIVALENTS:

Cash equivalents generally consist of direct obligations of the United States and Canadian governments and their agencies, investment-grade commercial paper and other short-term investment-grade securities with original maturities of three months or less. These investments are stated at cost, which approximates market value.

MARKETABLE SECURITIES:

Marketable securities principally consist of direct obligations of the United States and Canadian governments and their agencies and other short-term investment-grade securities with original maturities of greater than three months but less than one year. These investments are considered to be held-to-maturity securities and are, therefore, stated at cost, which approximates market value.

DERIVATIVE FINANCIAL INSTRUMENTS:

Effective January 1, 2001, Bowater adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that we record all derivatives as either assets or liabilities in the balance sheet at fair value. There were no transition amounts recorded upon the adoption of SFAS 133. Changes in the derivative fair values that are designated effective and qualify as cash flow hedges are deferred and recorded as a component of "Accumulated other comprehensive income (loss)" until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from "Accumulated other comprehensive income (loss)" to the Consolidated Statement of Operations on the same line as the underlying transaction (cost of sales). The ineffective portion of a hedging derivative's change in fair value is recognized immediately in earnings.

Prior to the adoption of SFAS 133, our derivative instruments principally lacked characteristics necessary to qualify as hedges, therefore, gains and losses from changes in derivative fair values were recognized in the Consolidated Statement of Operations upon remeasurement at the close of each reporting period. Amounts receivable or payable from derivative financial instruments would be reported as "Other assets" or "Accounts payable and accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheet.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined by using the average cost and last-in, first-out ("LIFO") methods.

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

FIXED ASSETS AND DEPRECIATION:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is generally computed on the straight-line basis. Repairs and maintenance are charged to operations as incurred. Bowater capitalizes interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.

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

GOODWILL:

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited and does not exceed 40 years. Bowater assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. Bowater recorded goodwill amortization of $23.9 million in 2001, $23.8 million in 2000 and $22.5 million in 1999. Accumulated amortization of goodwill totaled $80.0 million and $56.1 million at December 31, 2001 and 2000, respectively.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least on an annual basis in accordance with the provisions of Statement No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142, which Bowater adopted on January 1, 2002. As of December 31, 2001, Bowater has unamortized goodwill in the amount of $843.0 million. Effective January 1, 2002, Bowater will no longer amortize its goodwill. In connection with Statement No. 142's transitional goodwill impairment evaluation, Bowater will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, Bowater must identify its reporting units and determine the carrying value of each reporting unit by

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


assigning the assets and liabilities, including the existing goodwill, to those reporting units as of the date of adoption. Bowater will then have six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Because of the extensive effort needed to perform the transitional goodwill impairment evaluation, it is not practicable to reasonably estimate the impact of adopting Statement No. 142 on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

NOTES RECEIVABLE MONETIZATIONS:

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Bowater adopted this Standard on April 1, 2001, and accounts for transactions relating to the Standard in accordance with its provisions.

When Bowater monetizes notes receivable, it does so using qualified special purpose entities ("QSPE") set up in accordance with SFAS 140. The QSPE is not consolidated with Bowater in Bowater's financial statements. Bowater records gains or losses on the monetization of the notes receivable with the QSPE. The amount of the gain or loss is determined based on the original carrying amount of the notes, allocated between the assets monetized and the retained interests based on its relative fair value at the date of the monetization. Bowater's retained interest consists principally of the excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the securities issued by the QSPE to third parties) and a cash reserve account established at inception. Fair values of the retained interest are estimated based on the present value of future excess cash flows to be received over the life of the notes, using management's best estimate of key assumptions, including credit risk and discount rates. The retained interest is included in "Other assets" in the Consolidated Balance Sheet. Excess cash flows revert back to Bowater on a quarterly or semi-annual basis. The cash reserve account reverts back to Bowater at the maturity of the investor notes.

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

STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION:

Bowater records stock option and other stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." We also provide pro forma disclosures of stock option compensation recorded on a fair value basis in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

COMPREHENSIVE INCOME:

Comprehensive income, net of tax, consists of net income, foreign currency translation adjustments, pension plan additional minimum liability adjustments and unrealized loss on hedged transactions and is presented in the Consolidated Statement of Operations. At December 31, 2001, "Accumulated other comprehensive income (loss)" includes $(57.4) million for pension plan additional minimum liabilities, $(11.1) million for foreign currency translation, $(23.2) million for unrealized loss on hedged transactions and $30.1 million for taxes. At December 31, 2000, "Accumulated other comprehensive income (loss)" includes $(16.9) million for pension plan additional minimum liabilities, $(7.8) million for foreign currency translation and $6.7 million for taxes.

REVENUE RECOGNITION:

Bowater ships all products directly from its manufacturing sites to a customer's location or to a customer-designated site. In accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 101 regarding revenue recognition, we recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured.

DISTRIBUTION COSTS:

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that all amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred for shipping and handling are significant and are not included in cost of sales, a company should disclose both the amount of such costs and the line item on the income statement that includes these costs. Bowater's shipping and handling costs are classified as distribution costs and presented separately on the consolidated statement of operations.

BASIC AND DILUTED EARNINGS PER SHARE:

Basic earnings per common share is calculated assuming no dilution. Diluted earnings per common share is computed using the weighted average number of outstanding common shares, including Exchangeable Shares, adjusted for the incremental shares attributed to dilutive common share equivalents (stock options).

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

RECLASSIFICATIONS:

Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2001 presentation.

NOTE 2. BUSINESS ACQUISITIONS

The following table summarizes our business acquisitions during the past two years. The cash payments listed are net of cash acquired and include fees and expenses.

--------------------------------------------------------------------------------
(In millions)                                         2001              2000
================================================================================
Acquisition of Alliance Forest Products Inc.       $  (265.8)        $    --
Acquisition of Newsprint South, Inc.                     --             (382.2)
Investment in PaperExchange.com                          --               (3.1)
Investment in Canadian sawmills                         (5.8)             (4.7)
--------------------------------------------------------------------------------
                                                   $  (271.6)        $  (390.0)
================================================================================

On April 1, 2001, Bowater signed a definitive agreement to acquire all of the outstanding stock of Alliance for C$13.00 in cash plus .166 shares of Bowater Common Stock or Exchangeable Shares for each Alliance common share. The Alliance acquisition was completed on September 24, 2001. The results of Alliance's operations have been included in the Consolidated Financial Statements since September 24, 2001. Following the acquisition, Bowater changed Alliance's name to Bowater Canadian Forest Products Inc. Alliance was an integrated company specializing in timber harvesting and forest management, as well as the production and sale of newsprint, uncoated specialty paper, pulp, lumber and related products. Alliance had operations in Canada and the United States. The acquisition added two modern, low-cost supercalendered and specialty paper mills in Quebec, enabling Bowater to offer a full spectrum of groundwood paper grades. Also, a strategically located mill in Alabama, which has been recently modernized to produce 100% recycled newsprint, enhances Bowater's customer service capabilities. Alliance's extensive sawmill system and approximately 18.0 million acres of cutting rights support Bowater's expanded operations.

The aggregate purchase price to Alliance shareholders was $485.9 million. The acquisition was financed through a $500.0 million Bridge Credit Agreement dated July 2, 2001. The borrowings under this facility matured on November 6, 2001 (see Note 12). As of September 24, 2001, the closing date of the transaction, Alliance had a total of approximately 30.3 million outstanding shares. Using the exchange ratio of .166, the 30.3 million Alliance shares resulted in the issuance of 4,179,626 shares of Bowater Common Stock ($1.00 par value) and 856,237 shares of Bowater Exchangeable Shares (no par value) for the equity consideration of $234.9 million and approximately $251.0 million in cash for the cash portion. Bowater shares were valued at $46.65 per share of Bowater Common Stock or Exchangeable Shares, which represents a six-day average (three trading days prior to April 1, 2001, the date of the definitive agreement, and three trading days after). Transaction costs of the acquisition were approximately $14.8 million and payments to Alliance for settlement of stock options were approximately $8.1 million.

The acquisition was accounted for using the purchase method of accounting in accordance with Financial Accounting

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Standards No. 141, "Business Combinations," whereby the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the effective date of the acquisition, September 24, 2001. The excess of the estimated fair value of the net assets purchased over the purchase price was approximately $90.5 million. The purchase price is preliminary and subject to adjustment. The following table summarizes the purchase price allocation based on preliminary fair values of the assets acquired and liabilities assumed. Independent appraisals and actuarial valuations are being conducted and final allocations will be made upon completion.

--------------------------------------------------------------------------------
(In millions)                                           As of September 24, 2001
================================================================================
Purchase price to shareholders                                  $  485.9
Transaction costs                                                   14.8
Payments to Alliance for settlement of stock options                 8.1
--------------------------------------------------------------------------------
    Total purchase price                                        $  508.8
================================================================================

Current assets                                                  $  210.6
Fixed assets, net                                                  900.3
Other assets                                                         6.9
--------------------------------------------------------------------------------
    Total assets acquired                                        1,117.8

Current liabilities                                                243.9
Long-term debt                                                     198.4
Other long-term liabilities                                        166.7
--------------------------------------------------------------------------------
     Total liabilities assumed                                     609.0

Net assets acquired                                             $  508.8
================================================================================

In October 2001, Bowater announced its decision to permanently close a 85,000 metric ton per year high cost newsprint machine at the recently acquired Coosa Pines, Alabama mill by January 31, 2002. In connection with the closure of this machine and other equipment at the mill, Bowater will eliminate approximately 400 jobs, or about 40% of the mill's workforce. Bowater recorded liabilities of $13.0 million related to employee termination costs at Coosa Pines. In addition to the above, we are continuing to assess the economic viability of our sawmills for possible future permanent closures.

In August 2000, Bowater completed its acquisition of Newsprint South, Inc., (the Grenada mill) in Grenada, Mississippi. The total purchase price, including assumed debt of $8.8 million (fair market value of $7.9 million), amounted to $382.2 million. We accounted for the transaction using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business were included in the Consolidated Balance Sheet, and the operating results were included in the Consolidated Statement of Operations beginning August 2000. The goodwill purchased with the Grenada Operation of $20.3 million is being amortized on a straight-line basis over 20 years. Effective January 1, 2002, Bowater will no longer amortize its goodwill.

The purchase price of Newsprint South, Inc. of $382.2 million was allocated as follows:

--------------------------------------------------------------------------------
(In millions)                                                           2000
================================================================================
Current assets                                                       $    21.6
Timber and timberlands                                                     1.5
Fixed assets                                                             357.5
Goodwill                                                                  20.3
Current liabilities                                                      (10.8)
Long-term debt                                                            (7.9)
--------------------------------------------------------------------------------
                                                                     $   382.2
================================================================================

The following summarized unaudited pro forma financial information assumes the Alliance and Newsprint South acquisitions had occurred on January 1 of each of the periods presented. The summarized unaudited pro forma financial

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


information does not purport to represent what the results of operations or financial position of Bowater would actually have been if the acquisitions had in fact occurred on the assumed dates, and we do not project the results of operations or financial position of Bowater for any future date or period. The selected summarized unaudited pro forma financial information does not reflect the cost savings and operating synergies Bowater expects to realize in connection with the acquisitions.

--------------------------------------------------------------------------------
(In millions)                                     2001                   2000
================================================================================
Sales                                           $3,041.0              $ 3,371.0
Net income                                          84.9                  137.3
Diluted earnings per share                          1.49                   2.37
================================================================================

In the fourth quarter of 2001, Bowater made an investment of $5.8 million for a 30% interest in a Canadian sawmill, which is accounted for using the equity method of accounting.

In November 2000, Bowater acquired the Ignace Sawmill, located in northern Ontario, for $4.7 million. We also invested $3.1 million in PaperExchange.com, a global e-business marketplace for the pulp and paper industry, allowing us to offer newsprint for sale over the Internet. As of December 31, 2001, we had written-off the $3.1 million investment in PaperExchange.com.


NOTE 3. BUSINESS DISPOSITIONS

In August 1999, we sold Great Northern Paper, Inc. ("GNP") to Inexcon Maine, Inc. ("Inexcon") for $250.0 million. The proceeds consisted of cash of $108.0 million (net of expenses), a note receivable of $10.0 million and the assumption of certain employee-related liabilities totaling $130.0 million. We recorded a pre-tax loss of $47.1 million. The note receivable plus accrued interest was payable in full one year from date of the sale.

In December 2000, Inexcon asserted certain claims against Bowater for indemnification pursuant to the purchase agreement between Inexcon and Bowater. In April 2001, Bowater reached a final settlement of certain matters regarding the sale of GNP to Inexcon. As a result, we recognized a pre-tax charge of $5.7 million, or $0.07 per diluted share after tax, in the first quarter of 2001.

The following table shows GNP's sales and operating loss included in the Consolidated Statement of Operations for the 12 months ended December 31, 1999:

--------------------------------------------------------------------------------
(In millions)                                                        1999
================================================================================
Sales - including internal sales                                  $   249.7
Operating loss (1)                                                $   (11.4)
================================================================================

(1) GNP's operating loss of $11.4 million excludes asset impairment charges of $92.0 million and gains from timberland sales totaling $253.7 million in 1999.


NOTE 4. IMPAIRMENT OF ASSETS

During the second quarter of 1999, we signed an agreement with Inexcon for the sale of GNP. This agreement prompted an evaluation of all the assets at GNP in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on the proposed sale, the assets were written down to fair value, and we recorded a pre-tax impairment charge of $92.0 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. NET GAIN ON SALE OF ASSETS

--------------------------------------------------------------------------------
(In millions)                                2001           2000          1999
================================================================================
Gain on sale of timberlands                $ 173.4        $   4.1       $ 272.5
Gain (loss) on sale of fixed assets           (5.7)           3.2           --
Loss on sale of GNP                            --             --          (47.1)
--------------------------------------------------------------------------------
                                           $ 167.7        $   7.3       $ 225.4
================================================================================

During 2001, Bowater sold approximately 160,275 acres of owned or leased timberlands for aggregate consideration of $131.0 million, which includes cash of $15.2 million and notes receivable of $115.8 million. As a result, we recorded a pre-tax gain of $88.9 million. Also in 2001, we monetized the notes receivable in connection with a 1999 land sale and recognized a net pre-tax gain of $84.5 million.

Regarding the 1999 land sale, CNC, a majority-owned subsidiary of Bowater, sold approximately 140,000 acres of timberlands in North Carolina and South Carolina for proceeds of $173.2 million (before expenses of $1.1 million). CNC received $26.2 million in cash and $145.9 million, consisting of two notes receivable. We recorded the transaction as an installment sale and as of December 31, 1999, recorded a pre-tax gain of $17.4 million and had remaining deferred pre-tax gains of approximately $95.0 million.

In the second quarter of 2001, CNC monetized the $145.9 million notes receivable through a bankruptcy-remote limited liability company for net cash proceeds of $122.6 million, met the requirements for full accrual, and recorded a net pre-tax gain of $84.5 million. As a result of the monetization, a dividend of $60.1 million was paid to the minority shareholder of CNC during the second quarter of 2001.

o The bankruptcy-remote subsidiary is a QSPE under SFAS 140 and is not consolidated in Bowater's or CNC's financial statements.

o This QSPE issued fixed and floating rate senior secured notes totaling $125.7 million, which are secured by the notes receivable held by the QSPE. The value of these senior secured notes is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by letters of credit issued by a third party financial institution.

o Bowater retains an interest in the excess future cash flows of the QSPE (cash received from notes receivable vs. cash paid out on the senior secured notes). The retained interest totaling $12.5 million at December 31, 2001, is included in "Other assets" in the Consolidated Balance Sheet. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of two individual notes with a low level of credit risk, contractually due in 13.5 years and not subject to prepayment. The discount rates used for the two individual notes were 7.36% and LIBOR plus 0.89.

o The $84.5 million net pre-tax gain was comprised of the deferred pre-tax gain on the 1999 timberland sale of $95.0 million offset by a loss on the 2001 monetization of the notes receivable of $10.5 million. The $10.5 million loss on the monetized notes receivable was the difference in the original carrying amount of the notes receivable (allocated between the assets monetized and the retained interests) and the fair value at the date of the monetization.

In the fourth quarter of 2001, Bowater completed the sale of approximately 147,000 acres of owned or leased timberland in North Carolina, South Carolina, Georgia and Tennessee, for aggregate consideration of $121.6 million, to two purchasers in separate transactions. We received $5.6 million in cash after expenses, and $115.8 million in two separate notes. In the fourth quarter of 2001, we monetized the two separate notes receivable of $115.8 million for net cash proceeds of $102.6 million and recorded a net pre-tax gain of $79.5 million.

o The notes receivable were monetized through bankruptcy-remote limited liability companies. The bankruptcy-remote subsidiaries are QSPEs under SFAS 140 and are not consolidated in Bowater's financial statements.

o These QSPEs have issued fixed and floating rate senior secured notes totaling $104.2 million, which are secured by the notes receivable held by the QSPEs. The value of these senior secured notes are equal to approximately 90% of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     value of the notes receivable. The full principal amount of the notes receivable is backed by letters of credit issued by a third party financial institution.

o Bowater retains an interest in the excess future cash flows of the QSPEs (cash received from notes receivable vs. cash paid out on the senior secured notes). The retained interest of $14.2 million at December 31, 2001, is included in "Other assets" in the Consolidated Balance Sheet. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of two individual notes with a low level of credit risk, contractually due in 15 years and not subject to prepayment. The discount rates used for the two individual notes were LIBOR plus .95% and 6.95%, respectively.

o We recorded a $0.9 million gain on the monetization of the notes receivable, which was based on the difference in the original carrying amount of the notes (allocated between the assets monetized and the retained interests) and the fair value at the date of the monetization.

o At December 31, 2001, we have deferred revenue of approximately $8.3 million for certain leased acreage and have approximately $3.2 million in related capitalized leasehold costs. The remaining net deferred gain of $5.1 million will be recognized as income during 2002.

We also received cash proceeds of $9.6 million for other timberland sales in 2001, resulting pre-tax gains of $8.5 million.

During 2000, Bowater sold approximately 6,900 acres of timberlands in the southeastern United States for gross proceeds of $4.7 million. We recorded a pre-tax gain of $4.1 million. During the first quarter of 2000, we sold fixed assets resulting in a pre-tax gain of $3.2 million.

In the first quarter of 1999, we sold approximately 981,000 acres of timberlands and a sawmill in Maine for cash proceeds of $216.5 million. We recorded a pre-tax gain of $145.4 million.

In the second quarter of 1999, we sold approximately 650,000 acres of timberlands in Maine for gross proceeds of $150.0 million. We recorded a pre-tax gain of $108.3 million. As part of the sale, $56.0 million of proceeds were received in the form of a long-term note receivable. This note receivable was monetized through a QSPE for cash proceeds of approximately $51.0 million. Netted in the gain above is a $3.7 million loss based on the present value of discounted future cash flows of our residual interest in the QSPE. Our remaining interest in the QSPE was $2.9 million based on discounted future cash flows. We have also guaranteed a portion of the debt of the QSPE totaling approximately $11.7 million. This guarantee represents 25% of the outstanding debt and is reduced annually by approximately $0.5 million based on annual principal repayments of $2.0 million through 2008. The remaining QSPE debt is to be repaid in 2009. The remaining interest of $3.1 million at December 31, 2001, is included in "Other assets" in the Consolidated Balance Sheet.

In August 1999, we sold GNP for $250.0 million. We recorded a pre-tax loss of $47.1 million. Details concerning the sale of GNP are included in Note 3. "Business Dispositions."


NOTE 6. OTHER EXPENSE (INCOME)

Other expense (income) includes non-operating items. The breakdown of the components of "Other, net" in the Consolidated Statement of Operations for the three years ended December 31, 2001, 2000 and 1999 is as follows:

--------------------------------------------------------------------------------
(In millions)                            2001            2000             1999
================================================================================
Foreign exchange (gain) loss           $ (5.9)          $  3.9          $ (33.4)
(Income) loss from joint venture         (1.9)             0.4              2.5
Other                                    (0.2)             0.2              0.1
--------------------------------------------------------------------------------
                                       $ (8.0)          $  4.5          $ (30.8)
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. EARNINGS PER SHARE

Basic earnings per common share is calculated assuming no dilution. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. The reconciliation between basic and diluted earnings per common share for "Net income" is as follows:

----------------------------------------------------------------------------------------------------------------------------
(In millions, except per-share amounts)                                           2001          2000              1999
============================================================================================================================
BASIC COMPUTATION:
Net income                                                                   $     73.2     $     159.4       $      78.7
Less:
    Series C preferred stock dividends                                              -               -                (0.1)
    Series C preferred stock deferred issuance costs                                -               -                (1.0)
----------------------------------------------------------------------------------------------------------------------------
Basic income available to common shareholders                                $     73.2     $     159.4       $      77.6
============================================================================================================================
Basic weighted average shares outstanding                                          53.0            52.3              54.2
============================================================================================================================

Basic earnings per common share                                              $     1.38    $       3.05       $      1.43
============================================================================================================================

DILUTED COMPUTATION:
Basic income available to common shareholders                                $     73.2     $     159.4       $      77.6
Effect of dilutive securities                                                       -               -                 -
----------------------------------------------------------------------------------------------------------------------------
Diluted income available to common shareholders                              $     73.2     $     159.4       $      77.6
============================================================================================================================
Basic weighted average shares outstanding                                          53.0            52.3              54.2
Effect of dilutive securities:
    Options                                                                         0.3             0.5               0.8
----------------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                                        53.3            52.8              55.0
============================================================================================================================

Diluted earnings per common share                                            $     1.37     $      3.02      $       1.41
============================================================================================================================

The dilutive effect of options outstanding is computed using the treasury stock method.

NOTE 8. INVENTORIES

-----------------------------------------------------------------------------------------------------------------------------
 (In millions)                                                                                   2001             2000
============================================================================================================================
At lower of cost or market:
     Raw materials                                                                          $      69.1      $       39.3
     Work in process                                                                               10.4               2.8
     Finished goods                                                                                68.9              44.1
     Mill stores and other supplies                                                               111.3              84.0
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  259.7             170.2
Excess of current cost over LIFO inventory value                                                   (9.2)             (8.3)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            $     250.5      $      161.9
============================================================================================================================

Inventories valued using the LIFO method comprised 5.8% and 14.3% of total inventories at December 31, 2001 and 2000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9. FIXED ASSETS

-----------------------------------------------------------------------------------------------------------------------------
                                                              RANGE OF ESTIMATED
(In millions)                                                USEFUL LIVES IN YEARS           2001                 2000
=============================================================================================================================
Land and land improvements                                          10-20                 $    48.7            $    37.6
Buildings                                                           20-40                     380.7                317.0
Machinery and equipment                                              5-20                   5,400.0              4,373.2
Leasehold improvements                                              10-20                       4.8                  3.2
Construction in progress                                                                      139.8                185.8
=============================================================================================================================
                                                                                            5,974.0              4,916.8
Less accumulated depreciation and amortization                                              2,155.6              1,935.7
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 3,818.4            $ 2,981.1
=============================================================================================================================

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

-----------------------------------------------------------------------------------------------------------------------------
 (In millions)                                                                               2001                2000
=============================================================================================================================
Trade accounts payable                                                                    $   239.1            $   169.7
Payroll, bonuses and severance                                                                 56.7                 48.1
Accrued interest                                                                               29.6                 29.4
Employee benefits                                                                              12.7                  7.6
Acquisition/divestiture-related liabilities (See Note 11)                                      19.1                  3.9
Unrealized losses on hedging contracts                                                         19.1                  5.6
Property and franchise taxes payable                                                           16.0                 13.1
Other                                                                                          45.6                 37.3
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          $   437.9            $   314.7
=============================================================================================================================

NOTE 11. ACQUISITION/DIVESTITURE-RELATED LIABILITIES

Alliance Acquisition

In connection with the Alliance acquisition, Bowater recorded employee termination costs of approximately $17.0 million, which includes the approximately $13.0 million employee termination costs recorded in connection with the permanent closing of the Coosa Pines newsprint machine. Of this amount approximately $1.4 million was paid out in the fourth quarter of 2001, and $15.5 million (net of exchange loss of $0.1) is expected to be paid out during 2002. The remaining accrual, $15.5 million, is included in "Accounts payable and accrued liabilities," in the Consolidated Balance Sheet.

Avenor Acquisition

In connection with the acquisition of Avenor during the third quarter of 1998, Bowater recorded merger-related liabilities totaling $17.8 million. These liabilities consisted primarily of Avenor employee termination costs, Avenor facility closures and Avenor lease commitments.

Also in the third quarter of 1998, we recorded liabilities of $65.0 million for the closure of our Gold River pulp mill (acquired as part of the Avenor acquisition). Of this 1998 recorded amount, $15.0 million was for environmental obligations, with the balance covering asset write-off and employee termination costs.

During the fourth quarter of 1998, in conjunction with the sale of our Dryden white paper mill (acquired as part of the Avenor acquisition), liabilities totaling $14.8 million were recorded to cover employee termination costs and other costs that we retained as part of the sales agreement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The total amount of Avenor acquisition/divestiture-related liabilities of $97.6 million was recorded as part of the cost of the acquisition.

During 2000, we netted $2.8 million of our asset impairment reserve against the related assets of the Gold River pulp mill. As of December 31, 2001, the remaining accrual for the Avenor acquisition/divestiture-related liabilities is $16.4 million. Of this remaining accrual, $3.6 million is included in "Accounts payable and accrued liabilities," and $12.8 million is included in "Other long-term liabilities" in the Consolidated Balance Sheet. The cash requirements related to these liabilities are expected to be $3.6 million in 2002 and $12.8 million in 2003 and beyond.

The following tables summarize the activity for the liabilities described above:

------------------------------------------------------------------------------------------------------------------------------
                                                                     Write-offs &     Increase
                                       Balance,   Reclassification     Payments      (Decrease)      Foreign       Balance,
(In millions)                          12/31/00      Adjustments    Against Reserve    Reserve       Exchange      12/31/01
==============================================================================================================================
Employee termination costs              $     -          $    -         $  (1.4)    $      17.0    $     (0.1)      $  15.5
Facility closures                           3.8               -            (0.4)            -            (0.2)          3.2
Environmental                              14.0               -            (0.2)            -            (0.6)         13.2
------------------------------------------------------------------------------------------------------------------------------
                                        $  17.8          $    -         $  (2.0)    $      17.0    $     (0.9)      $  31.9
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
                                                                     Write-offs &     Increase
                                       Balance,   Reclassification     Payments      (Decrease)      Foreign       Balance,
(In millions)                          12/31/99      Adjustments    Against Reserve    Reserve       Exchange      12/31/00
==============================================================================================================================
Employee termination costs              $   3.3          $    -         $  (3.2)    $       -      $     (0.1)      $     -
Facility closures                           3.9             0.4            (0.4)            -            (0.1)          3.8
Asset impairments/disposals                 3.6            (2.8)           (0.7)            -            (0.1)            -
Environmental                              15.2            (0.4)           (2.4)            2.1          (0.5)         14.0
------------------------------------------------------------------------------------------------------------------------------
                                        $  26.0          $ (2.8)        $  (6.7)    $       2.1    $     (0.8)      $  17.8
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
                                                                     Write-offs &     Increase
                                       Balance,   Reclassification     Payments      (Decrease)      Foreign       Balance,
(In millions)                          12/31/98      Adjustments    Against Reserve    Reserve       Exchange      12/31/99
==============================================================================================================================
Employee termination costs              $  30.5          $ (2.7)        $ (22.6)    $      (3.7)   $      1.8       $   3.3
Facility closures                           5.2            (1.1)           (0.5)            -             0.3           3.9
Asset impairments/disposals                 8.1               -            (4.8)            -             0.3           3.6
Environmental                              15.7               -            (3.8)            2.5           0.8          15.2
------------------------------------------------------------------------------------------------------------------------------
                                        $  59.5          $ (3.8)        $ (31.7)    $      (1.2)   $      3.2       $  26.0
==============================================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12. LONG-TERM AND SHORT-TERM DEBT

Long-term debt, net of current installments:

----------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                                        2001         2000
============================================================================================================================
Unsecured:
7.95% Notes due 2011 net of unamortized original discount of  $1.9 in 2001                     $    598.1      $      -
9.00% Debentures due 2009                                                                           250.0           250.0
9.38% Debentures due 2021, net of unamortized original discount of $0.9 in 2001 and $0.9
     in 2000                                                                                        199.0           199.0
10.62% Notes due 2010                                                                               124.2           126.5
10.50% Notes due at various dates from 2003 to 2010                                                 102.0           112.0
9.50% Debentures due in 2012, net of unamortized original discount of $0.2 in 2001 and
     $0.3 in 2000                                                                                   124.7           124.7
10.85% Debentures due 2014                                                                          109.5           115.7
9.25% Debentures due 2002                                                                             -              61.7
10.60% Notes due 2011                                                                                89.6            91.0
7.75% recycling facilities revenue bonds due 2022                                                    62.0            62.0
7.40% recycling facilities revenue bonds due 2022                                                    39.5            39.5
7.62% recycling facilities revenue bonds due 2016                                                    30.0            30.0
10.26% Notes due at various dates from 2002 to 2011                                                  24.6            26.9
Pollution control revenue bonds due at various dates from 2006 to 2010 with interest at
     varying rates from 6.85% to 7.62%                                                               13.4            13.4
Industrial revenue bonds due 2029 with interest at floating rates                                    33.5            33.5
Non-interest bearing loan with Government of Quebec                                                   9.2             -
Non-interest bearing Notes due 2003                                                                   0.3             -
10.25% Debentures due 2003                                                                            7.4             7.4
UDAG loan agreement due 2010 with interest rates varying from 5% to 6.5%                              7.3             7.7
11.00% Subordinated debt due 2003                                                                     3.7             3.7
----------------------------------------------------------------------------------------------------------------------------
                                                                                               $  1,828.0      $  1,304.7
============================================================================================================================

Long-term debt maturities for the next five years are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 AMOUNT
        YEAR          BALANCE SHEET CLASSIFICATION                                                            (In millions)
----------------------------------------------------------------------------------------------------------------------------
        2002          Current installments of long-term debt                                                      $  73.0
        2003          Long-term debt, net of current installments                                                    23.9
        2004          Long-term debt, net of current installments                                                    12.9
        2005          Long-term debt, net of current installments                                                    13.6
        2006          Long-term debt, net of current installments                                                    20.5
============================================================================================================================

Total debt includes $102.3 million at December 31, 2001 and $113.2 million at December 31, 2000, due to the revaluation of the debt balances acquired with the purchase of the Newsprint South paper mill in August 2000, and the acquisition of Avenor in July 1998.

On November 6, 2001, Bowater's wholly-owned subsidiary, Bowater Canada Finance Corporation, sold in a private placement with registration rights $600 million of its 7.95% Notes due 2011, which are fully and unconditionally guaranteed by Bowater Incorporated. The Notes were issued at a discount of $1.9 million. The Notes mature on November 15, 2011. Interest is payable at 7.95% on May 15 and November 15 of each year, beginning on May 15, 2002. We received net proceeds from the sale of the Notes of approximately $585.2 million, which were net of the discount of $1.9 million, deferred financing fees of $4.4 million and cash paid of $8.5 million on maturity of treasury lock derivative instrument. The

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


discount and deferred financing fees are being amortized over the life of the Notes. The proceeds were used to repay in their entirety all amounts outstanding under the $500 million Bridge Credit Agreement and the balance applied to amounts outstanding under our 364-day and five-year credit facilities. The Bridge Credit Agreement was used to finance the cash portion of the purchase price of the Alliance acquisition and the repayment of Alliance's outstanding debt. In January 2002, Bowater completed a registered offering to exchange the Notes issued in the private placement for new, freely-tradeable notes with substantially identical terms.

In 2001, Bowater decreased the amount of its 364-day credit facility from $750.0 million to $450.0 million, while retaining its $350.0 million, five-year facility. Borrowings under these facilities incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt. At December 31, 2001, $50.3 million (at 2.5%) was outstanding under the $450.0 million facility, $291.0 million (at 2.5%) was outstanding under the $350.0 million facility, and $0.4 million (at 2.8%) was outstanding under an operating line of credit. In October 2001, Bowater's wholly-owned subsidiary, Bowater Pulp and Paper Canada Inc. ("BPPCI"), opened a new $100 million, 364-day facility. No amounts were outstanding at December 31, 2001 under this $100.0 million credit facility. There were standby letters of credit of $15.8 million outstanding under the $100.0 million BPPCI credit facility. At December 31, 2000, $220.0 million (at 7.3%) was outstanding under the $750.0 million facility, $262.8 million (at 7.6%) was outstanding under the $350.0 million facility, and $2.2 million was outstanding under an operating line of credit.

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

During 2000 and 1999, Bowater received proceeds totaling $33.5 million from revenue bonds issued by the Industrial Development Board of the County of McMinn, Tennessee, in conjunction with the modernization of our Calhoun, Tennessee newsprint facility. The bonds are variable rate (1.7% at December 31, 2001 and 5.0% at December 31, 2000) and mature in June 2029. Bowater has a standby letter of credit of $34.8 million (principal and interest) outstanding at December 31, 2001, related to the industrial revenue bonds.

Our credit facilities contain various covenants including requirements to maintain adequate net worth and compliance with a required ratio of total debt to total capital as defined in the credit facilities. These credit facilities require us to maintain a minimum consolidated net worth (generally defined in the credit facilities as common shareholders' equity plus any outstanding preferred stock) of $1.72 billion as of December 31, 2001. In addition, the agreement imposes a maximum 60% ratio of total debt to total capital (defined in the agreement as total debt plus net worth). At December 31, 2001, our consolidated net worth was $2.0 billion, and our ratio of total debt to total capital was 52.6% calculated according to our credit facilities guidelines.

Bowater guarantees certain payments of debt related to its unconsolidated entities. The total amount was $61.7 million at December 31, 2001.

NOTE 13. FINANCIAL INSTRUMENTS

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

A significant portion of our operating expenses are paid in Canadian dollars at our Canadian mill sites in Thunder Bay and Gatineau. To reduce our exposure to differences in the United States and Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows at the Canadian mill operations.

During 2001, we recorded the change in value related to cash flow hedges amounting to a loss of $32.1 million ($19.9 million, after tax) in "Accumulated other comprehensive income (loss)." Of this amount, $8.9 million ($5.5 million, after tax) was reclassified from "Accumulated other comprehensive income (loss)" to earnings, which was offset by net gains on

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the items being hedged. During 2001, amounts that related to the ineffectiveness of our hedging instruments were insignificant. This change in the time value of the contracts is reported in earnings as exchange gain (loss) and amounted to a loss of $3.7 million ($2.3 million, after tax) in 2001. We expect to reclassify a $17.7 million loss ($11.0 million, after-tax) from "Accumulated other comprehensive income (loss)" to earnings during the next twelve months as the hedged items affect earnings.

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

Information regarding our Canadian dollar contracts' notional amount, carrying value, fair market value, and range of exchange rates of the contracts and long term debt is summarized in the table below. The notional amount of these contracts represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts.

--------------------------------------------------------------------------------------------------------------------------
                                                                         NET ASSET (LIABILITY)
                                                   NOTIONAL     -------------------------------------       RANGE OF
                                                  AMOUNT OF          CARRYING             FAIR             U.S.$/CDN$
DECEMBER 31, 2001 (IN MILLIONS)                  DERIVATIVES          AMOUNT          MARKET VALUE       EXCHANGE RATES
==========================================================================================================================
Foreign Currency Exchange Agreements
Buy Currency:
    Canadian dollar
          Due in 2002                            $    383.4      $        (18.4)    $        (18.4)      .6745 - .6266
          Due in 2003                                 286.6                (6.4)              (6.4)      .6560 - .6245
--------------------------------------------------------------------------------------------------------------------------
                                                 $    670.0      $        (24.8)    $        (24.8)
--------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                   $     (1,901.0)    $     (1,905.4)
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
                                                                         Net Asset (Liability)
                                                  Notional      --------------------------------------       Range Of
                                                  Amount of          Carrying             Fair              U.S.$/CDN$
December 31, 2000 (in millions)                  Derivatives          Amount          Market Value        Exchange Rates
==========================================================================================================================
Foreign Currency Exchange Agreements
Buy Currency:
    Canadian dollar
          Due in 2001                            $    363.0      $         (2.7)    $         (2.7)      .6706 - .6400
          Due in 2002                                  85.0                 1.2                1.2       .6745 - .6346
--------------------------------------------------------------------------------------------------------------------------
                                                 $    448.0      $         (1.5)    $         (1.5)
--------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                   $     (1,446.1)    $     (1,468.1)
==========================================================================================================================

We also enter into certain commodity forward contracts that are not designated as accounting hedges. These derivative instruments are primarily intended to reduce volatility of prices for old newsprint and magazines. During 2001, an after tax loss of $0.8 million was recognized in earnings relating to these derivatives. At December 31, 2001, all commodity forward contracts had matured.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In May 2001, in connection with the then-pending acquisition of Alliance by Bowater, we entered into Canadian dollar option contracts with notional amounts of $250.0 million to economically hedge the Canadian dollar cash portion of the purchase price to be paid to the shareholders. We paid premiums of $1.5 million on the Canadian dollar option contracts and settled these contracts in July and September 2001, for pre-tax losses of approximately $1.2 million.

In October 2001, in connection with the forecasted issuance of the $600 million ten-year notes issued in a private placement on November 6, 2001 (see Note 12), Bowater entered into a treasury lock derivative designated as a cash flow hedge. The treasury lock derivative was entered into in order to hedge the exposure to the variability in cash flows for the future semi-annual interest payments related to the interest rate risk during the period October until the date of the private placement. The treasury lock was settled on November 6, 2001, for $8.5 million. At December 31, 2001, $8.3 million was deferred in "Other assets" on the Consolidated Balance Sheet and is being amortized to interest expense over the cash interest payments. Interest expense of $0.2 million was recorded for 2001 in the Consolidated Statement of Operations.

Approximately $78.3 million of the our long-term debt is denominated in Canadian dollars. In order to reduce our exposure to exchange rate fluctuations, we enter into Canadian dollar forward contracts with notional amounts of approximately $100 million. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly and gains or losses are included in "Other, net" in our Consolidated Statement of Operations. These economic hedge contracts were not outstanding at December 31, 2001. We recorded losses of approximately $2.3 million for 2001 in the Consolidated Statement of Operations as a result of these economic hedge contracts.

Additionally, in connection with the Alliance acquisition, Alliance had Canadian dollar range forward contracts in place to reduce the exposure to differences in the United States and Canadian dollar exchange rate as the majority of Alliance's sales were sold into the United States and denominated in United States dollars. These Canadian dollar range forward contracts are not accounted for as accounting hedges under SFAS No. 133. Changes in the derivatives fair values are immediately recognized in earnings and included in "Other, net" in our Consolidated Statement of Operations. At December 31, 2001, we had Canadian dollar range forward contracts with notional amounts due in 2002 and 2003 of $131.0 and $124.0, respectively. The fair value (liability) of the Canadian dollar forward contracts at December 31, 2001, was $0.8 million. We recorded losses of approximately $0.3 million for 2001 in the Consolidated Statement of Operations as a result of these Canadian dollar forward contracts.

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. Therefore, the risk of counterparty nonperformance is considered to be remote.

NOTE 14. PENSION AND OTHER NONPENSION POSTRETIREMENT BENEFITS

Bowater has multiple defined benefit pension plans and other nonpension postretirement plans (the "Plans") covering substantially all employees. Benefits are based on years of service and, depending on the Plan, average compensation earned by employees either during their last years of employment or over their careers.

The following tables include both foreign and domestic Plans at December 31, 2001 and 2000. The benefit obligations of the Plans outside the United States are significant relative to the total benefit obligation; however, the assumptions used to measure the obligations of those Plans are not significantly different from those used for the United States Plans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------------------------------------------------------------------
                                                                      PENSION PLANS             OTHER POSTRETIREMENT PLANS
(In millions)                                                      2001            2000            2001            2000
===========================================================================================================================
Change in benefit obligation:
Benefit obligation at beginning of year                         $ 1,203.8      $ 1,218.9        $   107.3      $     89.8
Acquisition                                                         151.8            6.5             38.3             -
Service cost                                                         24.3           21.7              1.7             1.4
Interest cost                                                        86.5           82.9              8.0             6.2
Amendments                                                            3.4            -                0.3             0.8
Special termination benefits                                          -              1.7              -               -
Actuarial (gain) loss                                                37.0          (37.6)            38.6            16.3
Participant contributions                                             5.2            5.2              2.3             0.3
Curtailment (gain) loss                                              (0.2)           -                -               -
Benefits paid                                                       (85.2)         (89.6)            (8.1)           (7.2)
Effect of foreign currency exchange rate changes                    (19.1)          (5.9)            (2.5)           (0.3)
----------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                 1,407.5        1,203.8            185.9           107.3
----------------------------------------------------------------------------------------------------------------------------

Change in Plan assets:
Fair value of Plan assets at beginning of year                    1,281.3        1,198.9              -               -
Acquisition                                                          85.6            6.3              -               -
Actual return on Plan assets                                       (136.2)         149.6              -               -
Employer contributions                                               10.3           16.8              5.8             6.9
Participant contributions                                             5.2            5.2              2.3             0.3
Benefits paid                                                       (85.2)         (89.6)            (8.1)           (7.2)
Effect of foreign currency exchange rate changes                    (17.9)          (5.9)             -               -
----------------------------------------------------------------------------------------------------------------------------
Fair value of Plan assets at end of year                          1,143.1        1,281.3              -               -
----------------------------------------------------------------------------------------------------------------------------

Reconciliation of funded status:
Funded status excess (deficiency)                                  (264.4)          77.5           (185.9)         (107.3)
Unrecognized actuarial (gain) loss                                  193.5          (91.5)            58.2            19.7
Unrecognized transition amount                                       (1.0)          (1.5)             -               -
Unrecognized prior service cost                                       4.3            1.4              1.9             2.0
----------------------------------------------------------------------------------------------------------------------------
Net liability recognized                                            (67.6)         (14.1)          (125.8)          (85.6)
----------------------------------------------------------------------------------------------------------------------------

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost                                                 50.4           51.4              -               -
Accrued benefit liability                                          (178.1)         (83.5)          (125.8)          (85.6)
Intangible asset                                                      2.7            1.1              -               -
Accumulated other comprehensive loss                                 57.4           16.9              -               -
----------------------------------------------------------------------------------------------------------------------------
Net liability recognized                                        $   (67.6)     $   (14.1)       $  (125.8)     $    (85.6)
----------------------------------------------------------------------------------------------------------------------------

Weighted average assumptions:
Discount rate                                                         6.9%           7.2%             6.9%            7.2%
Expected return on Plan assets                                        9.0%           9.2%             -               -
Rate of compensation increase                                         3.9%           4.2%             3.9%            4.2%
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                       PENSION PLANS                        OTHER POSTRETIREMENT PLANS
(In millions)                                       2001          2000        1999         2001        2000        1999
===========================================================================================================================
Components of net periodic benefit cost:
Service cost, net of employee contributions     $    24.3      $    21.7    $   23.8     $    1.7    $     1.4   $   2.9
Interest cost                                        86.5           82.9        78.8          8.0          6.2       9.5
Expected return on Plan assets                     (110.7)        (105.3)     (100.2)           -            -         -
Amortization of transition amount                    (0.5)          (3.4)       (3.4)           -            -         -
Amortization of prior service cost                    0.5            0.2         0.5          0.4          0.1       0.2
Recognized net actuarial loss                         2.1            2.9         4.9          0.3          0.1       0.6
Curtailment and special termination benefits         (0.2)           1.7        27.3            -            -         -
---------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                       $     2.0      $     0.7    $   31.7     $   10.4    $     7.8   $  13.2
===========================================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In September 2001, Bowater acquired the pension plan that covers employees of Bowater Canadian Forest Products Inc., (formerly Alliance Forest Products Inc.). In addition, Bowater acquired the pension plan that covers the employees of the Grenada Operation in August 2000. The effect of the acquisition of these plans on Bowater's 2001 and 2000 benefit obligation and assets is included in the table on the previous page from the date of the respective acquisition.

As of December 31, 2001, Bowater decreased the Plans' weighted average discount rate from 7.2% to 6.9% to more closely approximate interest rates on high-quality, long-term obligations on the measurement date. In 2001, the assumed inflationary pre-65 health care cost trend rate used to determine cost was 9.5%, decreasing to 9.0% in 2002 and gradually decreasing to an ultimate rate of 5.5% in 2009. The assumed inflationary post-65 health care cost trend rate used to determine cost was 11.5% decreasing to 10.8% in 2002 and gradually decreasing to an ultimate rate of 5.5% in 2009. The rate used to determine 2000 cost was 8.3% gradually decreasing to an ultimate rate of 6.0% in 2005. Variations in this health care cost trend rate can have a significant effect on the amounts reported. An increase of 1% in this assumption would increase the accumulated postretirement benefit obligation ("APBO") by approximately $23.0 million, or 12%, and would increase the annual service cost and interest cost by approximately $1.3 million, or 13%. A decrease of 1% in this assumption would decrease the APBO by approximately $14.8 million, or 8%, and would decrease the annual service cost and interest cost by approximately $1.1 million, or 11%.

The sum of the projected benefit obligations and the sum of the fair value of Plan assets for pension Plans with projected benefit obligations in excess of plan assets were $1,391.0 million and $1,125.1 million, respectively, as of December 31, 2001, and were $274.6 million and $204.6 million, respectively, as of December 31, 2000. The sum of the accumulated benefit obligations and the sum of the fair value of Plan assets for pension Plans with accumulated benefit obligations in excess of Plan assets were $832.5 million and $670.2 million, respectively, as of December 31, 2001, and were $74.6 million and $22.0 million, respectively, as of December 31, 2000.

The provisions of SFAS No. 87, "Employees' Accounting for Pensions," required Bowater to record an additional minimum liability of $60.1 million and $18.0 million at December 31, 2001 and 2000, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of Plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $2.7 million and $1.1 million at December 31, 2001 and 2000, respectively, are included on the line titled "Other assets" in the Consolidated Balance Sheet. The remaining amounts of $36.1 million and $10.2 million, net of related tax benefits, are recorded as a component of shareholders' equity on the line titled "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheet at December 31, 2001 and 2000, respectively.

In August 1999, Bowater completed the sale of GNP. As a result of the sale, we recorded a curtailment loss of $26.1 million, and the buyer assumed liabilities totaling approximately $70.6 million for nonpension postretirement benefits.

In addition to the previously described pension and non-pension postretirement Plans, we also sponsor defined contribution Plans within the United States and for certain sites outside of the United States. Employees are allowed to contribute to the Plans, and we make a matching contribution between 3.6% and 7.2% of the employees' compensation. Our expense for the defined contribution Plans totaled $6.1 million in 2001, $5.7 million in 2000 and $7.2 million in 1999.

NOTE 15. INCOME TAXES

The components of "Income before income taxes and minority interests" consist of United States income of $113.7 million, $84.3 million and $129.1 million and foreign income of $79.8 million, $154.9 million and $26.7 million, in 2001, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The provision for income tax expense consists of:

--------------------------------------------------------------------------------------------------------------------------
(In millions)                                                         2001                  2000                1999
==========================================================================================================================
Federal:
     Current                                                     $       (5.1)          $      17.6        $      45.4
     Deferred                                                            45.0                  10.9               (0.3)
--------------------------------------------------------------------------------------------------------------------------
                                                                         39.9                  28.5               45.1
--------------------------------------------------------------------------------------------------------------------------
State:
     Current                                                             (6.2)                  5.0                9.2
     Deferred                                                            14.3                  (8.2)              (1.5)
--------------------------------------------------------------------------------------------------------------------------
                                                                          8.1                  (3.2)               7.7
--------------------------------------------------------------------------------------------------------------------------
Foreign:
     Current                                                             27.1                  14.8               11.4
     Deferred                                                             3.6                  30.2                7.3
--------------------------------------------------------------------------------------------------------------------------
                                                                         30.7                  45.0               18.7
--------------------------------------------------------------------------------------------------------------------------
Total:
     Current                                                             15.8                  37.4               66.0
     Deferred                                                            62.9                  32.9                5.5
--------------------------------------------------------------------------------------------------------------------------
                                                                 $       78.7           $      70.3        $      71.5
==========================================================================================================================

The components of deferred income taxes at December 31, 2001 and 2000, in the accompanying Consolidated Balance Sheet are as follows:

--------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                                  2001              2000
==========================================================================================================================
Timber and timberlands (1)                                                             $      (72.4)       $     (66.3)
Fixed assets, net                                                                            (637.1)            (542.5)
Deferred gains                                                                                (86.3)             (18.7)
Other assets                                                                                  (36.0)             (18.2)
--------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities                                                                     (831.8)            (645.7)
--------------------------------------------------------------------------------------------------------------------------
Current assets (2)                                                                              2.6                1.3
Current liabilities (2)                                                                        18.2               16.0
Employee benefits and other long-term liabilities                                             138.3              105.1
United States tax credit carryforwards                                                         39.4                7.8
Canadian investment tax credit carryforwards                                                   12.9               20.2
Ordinary loss carryforwards                                                                    49.3                8.5
Valuation allowance                                                                            (9.8)              (4.0)
--------------------------------------------------------------------------------------------------------------------------
Deferred tax assets                                                                           250.9              154.9
--------------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                             $     (580.9)     $      (490.8)
==========================================================================================================================

(1) Includes the deferred tax impact of the capitalization of lease payments, management fees and property taxes of approximately $112.9 million and $109.7 million at December 31, 2001 and 2000, respectively.

(2) Included in "Other current assets" in the accompanying Consolidated Balance Sheet.

The increase in the valuation allowance during 2001 of $5.8 million was due primarily to the Alliance acquisition. As of December 31, 2001, $3.4 million of the valuation allowance is attributable to the acquisition of Avenor and will reduce goodwill upon reversal.

The following is a reconciliation of the United States federal statutory and effective tax rates as a percentage of income before income taxes and minority interests:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------------
                                                                         2001                  2000               1999
===========================================================================================================================
United States federal statutory income tax rate                          35.0%                 35.0%              35.0%
State income taxes, net of federal income tax benefit                     2.2                  (1.9)               3.2
Foreign taxes                                                             0.4                  (1.5)               0.9
Goodwill (1)                                                              4.1                   3.4                5.1
Canadian investment tax credits                                           1.5                  (3.2)                -
Foreign exchange and asset revaluation                                   (2.5)                 (2.4)                -
Other, net                                                                 -                     -                 1.7
---------------------------------------------------------------------------------------------------------------------------
Effective income tax rate                                                40.7%                 29.4%              45.9%
===========================================================================================================================

(1) Goodwill amortization is a non-deductible item. As the level of pre-tax income increases, the impact of non-deductible items on our effective tax rate, such as goodwill amortization, lessens.

At December 31, 2001, we had United States federal and state net operating loss carryforwards of $17.3 million and $197.2 million, respectively, and Canadian federal and provincial net operating loss carryforwards of $43.7 million and $292.8 million, respectively. In addition, $12.9 million of Canadian investment tax credit carryforwards and $39.4 million of United States tax credit carryforwards were available to reduce future income taxes. The United States federal and state loss carryforwards expire at various dates up to 2021. The Canadian noncapital loss and investment tax credit carryforwards expire at various dates between 2002 and 2011. We have United States alternative minimum tax credit carryforwards that have no expiration. We believe that deferred tax assets, net of the existing valuation allowance of $9.8 million at December 31, 2001, will be ultimately realized.

The cumulative amount of CNC's undistributed earnings through 1992, on which we have not provided income taxes, was $19.0 million as of December 31, 2001. Distribution of these earnings would qualify for the 80% dividend exclusion.

At December 31, 2001, unremitted earnings of subsidiaries outside the United States totaling $107.0 million were deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

NOTE 16. DIVIDENDS TO MINORITY INTEREST SHAREHOLDER

The Board of Directors of CNC declared dividends of $157.8 million in 2001 and $12.5 million in 2000. As a result, $77.3 million was paid in 2001 and $6.1 million was paid in 2000 to the minority shareholder. Of the $77.3 million dividend paid in 2001, $60.1 million relates to the CNC notes receivable monetization as discussed in Note 5. "Net Gain on Sale of Assets." In 1999, the Board of Directors of CNC declared dividends of $32.4 million, resulting in payments of $15.9 million to the minority shareholder.

In January 2002, the Board of Directors of CNC declared a dividend of $7.3 million, resulting in a payment of $3.6 million to the minority shareholder.

NOTE 17. COMMITMENTS AND CONTINGENCIES

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

Bowater maintains standby letters of credit in connection with its workers compensation insurance program. At December 31, 2001, there were standby letters of credit of $11.6 million outstanding under workers compensation insurance.

Bowater currently has recorded $14.8 million for environmental liabilities. These liabilities are recorded at undiscounted amounts and are included in other long-term liabilities on the consolidated balance sheet. The $14.8 million represents

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


management's estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management. Approximately $13.2 million of the $14.8 million relates to two Canadian mills for costs primarily associated with soil remediation, air compliance and landfill closure.

As of December 31, 2001, Bowater has been notified that we are a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to three sites in South Carolina. One site contained a small landfill on a timber tract sold to CNC by a third party. The third party has remediated the site and continues to monitor the groundwater. Bowater has not been requested to contribute to the remediation costs. One site is a timber tract owned by CNC in which unknown third parties discarded several hundred steel drums containing small amounts of textile residue. This site has not yet been scheduled for remediation. The remaining site is a Superfund site where several parties, including Bowater, shipped used steel drums for reclamation. The EPA has remediated the remaining Superfund site for a total cost of approximately $6.2 million. Bowater has been notified that we are one of 27 PRPs. Negotiations with EPA to determine liabilities for the PRPs will begin in March 2002. Bowater does not believe it will be liable for any significant amounts at these three sites.

NOTE 18. CUMULATIVE AND REDEEMABLE PREFERRED STOCK

Bowater is authorized to issue 10.0 million shares of serial preferred stock, $1 par value. In February 1999, we redeemed all of the remaining outstanding shares for $26.6 million, including accrued dividends.

NOTE 19. STOCK OPTION PLANS

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

All options granted through December 31, 1999, were exercisable at December 31, 2001. Options granted in 2001 and 2000 generally become exercisable over a period of two years. Unless terminated earlier in accordance with their terms, all options expire 10 years from the date of grant. The plans provide that any outstanding options will become immediately exercisable upon a change in control of Bowater. In such event, grantees of options have the right to require us to purchase such options for cash in lieu of the issuance of Common Stock. We received $2.2 million in 2001, $6.8 million in 2000 and $10.7 million in 1999 from the exercise of stock options. The exercise of stock options also generated tax benefits for us of $0.5 million in 2001, $1.9 million in 2000 and $4.7 million in 1999.

We record compensation expense resulting from stock option grants based on intrinsic value in accordance with APB Opinion No. 25. In accordance with SFAS No. 123, the following pro forma disclosures present the effects on income had the fair value-based method been chosen. These disclosures are shown below for 2001, 2000 and 1999 and have no impact on our reported financial position or results of operations.

----------------------------------------------------------------------------------------------------------------------------
(In millions, except per-share amounts)                                 2001                 2000                 1999
============================================================================================================================
Net income:                   As reported                           $   73.2            $   159.4            $    78.7
                              Pro forma                                 65.7                155.4                 75.9

Earnings per share - basic:   As reported                               1.38                 3.05                 1.43
                              Pro forma                                 1.24                 2.97                 1.38

Earnings per share - diluted: As reported                               1.37                 3.02                 1.41
                              Pro forma                                 1.23                 2.94                 1.36
============================================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The pro forma net income effects of SFAS No. 123 in 2001, 2000 and 1999 may not be representative of the pro forma net income effects in future years due to changes in assumptions and the number of options granted in future years.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

------------------------------------------------------------------------------------------------------------------------
                                                                         2001                2000                 1999
========================================================================================================================
Assumptions:
   Dividend yield                                                        1.6%                1.5%                 2.0%
   Expected volatility                                                  32.0%               31.8%                30.0%
   Risk-free interest rate                                               5.1%                6.7%                 4.8%
   Expected option lives                                            6.0 years           5.7 years            5.6 years
------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of each option                             $17.43              $23.01               $12.34
========================================================================================================================

Bowater recorded a pre-tax charge of $2.1 million and $2.2 million, respectively, in 2001 and 2000 for intrinsic value on its 2000 stock option grants per the provisions of FASB Interpretation No. 44 involving stock compensation transactions recorded under the rules outlined in APB Opinion No.
25. This charge was based on a measurement date that coincided with shareholder approval of the 2000 stock option plan. The preceding table reflects the assumptions and fair market value of the options as of the measurement date. Using a measurement date based on the 2000 grant date, the weighted average fair value of each option would have been $17.51.

Information with respect to options granted under the stock option plans is as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                    2001                        2000                         1999
------------------------------------------------------------------------------------------------------------------------------
                                            NUMBER       WEIGHTED        Number       Weighted       Number        Weighted
                                              OF         AVERAGE           of         Average          of          Average
                                            SHARES       EXERCISE        Shares       Exercise       Shares        Exercise
                                            (000'S)       PRICE          (000's)       Price         (000's)        Price
==============================================================================================================================
Outstanding at beginning of year             2,285        $   40          1,884        $   37         2,040        $    35
Granted during the year                        823            51            616            48           245             41
Exercised during the year                      (79)           31           (212)           31          (387)            28
Canceled during the year                       (35)           49             (3)           23           (14)            24
------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                   2,994            43          2,285            40         1,884             37
------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                   1,881        $   39          1,546        $   37         1,455        $    35
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
                                                   Options Outstanding                           Options Exercisable
                                                  at December 31, 2001                          at December 31, 2001
------------------------------------------------------------------------------------------------------------------------------
                                                                        Weighted
                                                       Weighted          Average                               Weighted
            Range of                                   Average          Remaining                              Average
            Exercise                  Number of        Exercise        Contractual          Number of          Exercise
             Prices                Shares (000's)       Price          Life (years)       Shares (000's)         Price
==============================================================================================================================
           $21 to $30                      419           $  26              2.1                 419              $  26
           $31 to $40                      268           $  35              3.9                 268              $  35
           $41 to $51                    1,658           $  46              7.0               1,186              $  45
           $51 to $60                      649           $  52              9.0                   8              $  51
------------------------------------------------------------------------------------------------------------------------------
                                         2,994           $  43              6.5               1,881              $  39
==============================================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Bowater has an Equity Participation Rights ("EPR") Plan that allows it to grant equity participation rights to its employees. These rights confer an interest in the appreciation of Bowater's Common Stock price, but no right to acquire stock ownership. The rights have a vesting period of two years and, unless terminated earlier in accordance with their terms, expire 10 years after the grant date. The exercise price is the fair market value of Bowater Common Stock on the day of grant. The rights may be redeemed only for cash, and the amount paid to the employee at the time of exercise is the difference between the exercise price and the average high/low of Bowater's Common Stock on the day of exercise. Bowater granted 247,500 EPRs in 2001 at an exercise price of $51.93 and granted 930,000 EPRs in 2000 at an average exercise price of $53.20. At December 31, 2001, there were 1,958,975 EPRs outstanding and 1,807,163 EPRs exercisable at a weighted average exercise price of $48.21 and $44.08, respectively. At December 31, 2000, there were 1,777,875 EPRs outstanding and 1,413,438 EPRs exercisable at a weighted average exercise price of $47.64 and $46.06, respectively.

Bowater-Halla Paper Co., Ltd. ("Halla"), our subsidiary located in South Korea, also has an EPR plan and has issued stock options. The stock of Halla is not publicly traded. Therefore, the fair market value of the stock is determined annually by a third-party appraisal.

We record a liability for the Bowater and Halla EPRs and the Halla options during the vesting period and adjust this liability at each reporting period based on changes in the fair market value of the respective stocks. The liability amounts recorded at December 31, 2001 and 2000, are $14.8 million and $28.1 million, respectively. The charges (income) reflected in the Consolidated Statement of Operations pertaining to these rights and options were $(8.6) million, $16.3 million and $5.2 million for the years 2001, 2000 and 1999, respectively.

NOTE 20. EXCHANGEABLE SHARES

In conjunction with the 1998 acquisition of Avenor, Bowater's indirect wholly-owned subsidiary, Bowater Canada Inc. ("BCI"), issued 3,773,547 shares ($183.6 million) of no par value Exchangeable Shares. Since 1998, BCI has issued an additional 1,359,620 Exchangeable Shares ($66.2 million) upon the redemption of Avenor's 7.50% Convertible Unsecured Subordinated Debentures and 5,505 Exchangeable Shares ($0.3 million) for conversions prior to the redemption. BCI issued an additional 856,237 Exchangeable Shares ($39.9 million) in connection with the 2001 acquisition of Alliance. The Exchangeable Shares are exchangeable at any time, at the option of the holder, on a one-for-one basis for shares of Bowater Common Stock. Through December 31, 2001, 3,986,321 Exchangeable Shares ($194.0 million) had been exchanged for the same number of Bowater common shares. Holders of Exchangeable Shares have voting rights substantially equivalent to holders of Bowater Common Stock and are entitled to receive dividends equivalent, on a per-share basis, to dividends paid by Bowater on its Common Stock. On December 31, 2001, 2,008,588 Exchangeable Shares ($96.0 million) were outstanding.

NOTE 21. EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

In 1989, the ESOP was funded by a $17.5 million loan. The loan proceeds were lent to an Employee Stock Ownership Trust ("ESOT"). The ESOP remaining loan balance of $0.7 million was paid on April 30, 2000. The ESOT has distributed all remaining shares of the original 574,160 shares of Common Stock to participants' accounts as of December 31, 2001.

NOTE 22. TREASURY STOCK

At December 31, 2001, Bowater held 11,619,812 shares of its Common Stock as treasury stock to pay for employee and director benefits and to fund its Dividend Reinvestment Plan. The shares are valued at their acquisition cost of $486.4 million. As of December 31, 2000, we held 11,635,850 shares at a cost of $487.0 million.

In May 1999, the Board of Directors authorized the repurchase of up to 5.5 million shares of Bowater's Common Stock in the open market, subject to normal trading restrictions. We made no purchases under the program during 2001. During 2000, we purchased 2,125,900 shares of Common Stock at a cost of $103.7 million in 2000. Since the beginning of the program, we purchased 3.1 million shares at a total cost of $155.5 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 23. TIMBERLAND LEASES AND OPERATING LEASES

Bowater controls timberlands under long-term leases expiring 2002 to 2058 for which aggregate lease payments were $0.6 million in 2001, $0.7 million in 2000 and $0.7 million in 1999. These lease costs are capitalized as part of timberlands and are charged against revenue at the time the timber is harvested.

In addition, we lease certain office premises, office equipment and transportation equipment under operating leases. Total rental expense for these operating leases was $7.5 million in 2001, $5.7 million in 2000 and $11.0 million in 1999.

At December 31, 2001, the future minimum rental payments under timberland leases and operating leases are:

--------------------------------------------------------------------------------
(In millions)                       Timberland                   Operating
                                  Lease Payments                Leases, Net
================================================================================
            2002                   $        0.4                $        8.7
            2003                            0.4                         7.5
            2004                            0.4                         6.3
            2005                            0.4                         5.1
            2006                            0.4                         4.4
         Thereafter                        13.6                         6.2
--------------------------------------------------------------------------------
                                   $       15.6                $       38.2
================================================================================

In addition, we manage over 32 million acres of Crown-owned land in Canada on which we have cutting rights. We make payments to various Canadian provinces based on the amount of timber harvested.

Bowater enters into various agreements, primarily supply agreements, in the normal course of business. In connection with the acquisition of Alliance, Bowater assumed various long-term supply contracts the more significant including a fiber supply contract, at market prices, for its Coosa Operation and a steam supply contract at its Dolbeau Operation. The Coosa fiber supply contract expires in 2014 and has total commitments of approximately $174.7 million ($15.7 million in years 1-3, $13.0 million in years 4-5 and $101.6 million thereafter). In addition, our Dolbeau Operation's steam supply contract expires in 2023 and has total commitments of approximately $140.4 million ($6.4 million in years 1-5 and $108.4 million thereafter).

Two Nuway coating facilities are being constructed for Bowater, one located in Covington, Tennessee and the other planned for in the mid-Atlantic region. Construction of the two facilities is being financed through a special purpose entity ("SPE") with total expected construction costs of approximately $100.0 million. Bowater has no ownership interest in the SPE. Bowater Nuway Inc., a wholly-owned subsidiary of Bowater, has entered into lease commitments with the SPE, the lessor in the transaction, for these new facilities. The Covington, Tennessee facility is expected to be completed near the end of the first quarter of 2002 and should begin operations shortly thereafter. The construction schedule for the mid-Atlantic facility has been deferred and is to be determined at a later date, as market conditions warrant. As of December 31, 2001, total costs incurred by the SPE for the construction of these facilities was approximately $57.8 million. The assets and debt associated with these new facilities will not be consolidated in Bowater's financial statements. The leases will be classified as operating leases and the payments expensed in accordance with SFAS No. 13, "Accounting for Leases." This arrangement provides very low cost financing. The future minimum lease payments have not been finalized, but are estimated to be approximately $3.0 million per year for the two facilities based on current interest rates. The base lease term for each facility expires on April 30, 2006. We have options at the end of the base lease terms to (1) extend the lease terms annually for an additional five years, (2) purchase the leased properties or (3) terminate the lease agreements. In the event that a lease agreement is terminated, Bowater Nuway Inc. (as lessee) must cause the facility to be sold and the lessor to be paid a residual value guarantee of approximately 83% of the lessor's investment in the facility. The present value of rental payments, estimated termination costs and the residual value guarantee at the inception of the lease do not exceed in the aggregate 89.5% of the lessor's investment in the facility. Upon consummation of the sale, the lessor is entitled to retain an amount equal to its remaining investment in the facility, and any balance of the sale proceeds is to be paid to the lessee. Bowater has guaranteed the lessee's obligations under this arrangement. Management currently does not believe that it is probable that Bowater will be required to make a deficiency payment on the residual value guarantee.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 24. SEGMENT INFORMATION

Description of the types of products and services from which each reportable segment derives its revenues:

On September 24, 2001, Bowater completed the purchase of Alliance. As a result of the acquisition, we have four reportable segments: the Newsprint Division, the Coated and Specialty Papers Division, the Forest Products Division and the Canadian Forest Products Division. Segment information for the years ended December 31, 2000 and 1999 have been reclassified to reflect the change to four reportable segments.

The Newsprint Division operates seven manufacturing sites in the United States, Canada and South Korea. The principal product line at these manufacturing sites is newsprint, but several of the sites also produce market pulp and uncoated specialty paper. This Division is responsible for the international marketing and sales of newsprint and selected uncoated specialty papers.

The Coated and Specialty Papers Division operates a manufacturing site that produces coated groundwood paper, newsprint, market pulp and uncoated specialty paper, and a coating facility, both located in the United States. Our new coating plant in Covington, Tennessee, is expected to be completed near the end of the first quarter of 2002 and should begin operations shortly thereafter. This Division is responsible for the marketing and sales of a full spectrum of coated and all other uncoated specialty papers manufactured by Bowater.

The Forest Products Division manages 1.1 million acres of timberland owned or leased in the United States and the Canadian provinces of Ontario and Nova Scotia and over 8.3 million acres of Crown-owned land in the province of Ontario on which Bowater has cutting rights. The Division also operates three softwood sawmills, supplies wood fiber to Bowater's pulp and paper production sites and markets and sells timber and lumber in North America.

The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The Division manages 0.4 million acres of timberland owned or leased and over 24.4 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which Bowater has cutting rights. The Division also operates ten sawmills and one wood treatment plant, supplies wood to four paper mills and ten sawmills, and is responsible for the marketing and sales of Bowater's Canadian lumber production.

The Pulp Division markets and distributes market pulp produced at the Calhoun, Tennessee; Catawba, South Carolina; Thunder Bay, Ontario; and Coosa Pines, Alabama, sites. Financial results for the production and sale of market pulp are included in the Newsprint Division and the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division's administrative expenses are included in "Corporate & other eliminations." Accordingly, no separate results are reported for this Division.

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

The following tables summarize information about segment profit and loss and segment assets for the three years ended December 31, 2001, 2000 and 1999:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------------
                                                 COATED AND                CANADIAN
                                                 SPECIALTY     FOREST       FOREST                CORPORATE/
                                     NEWSPRINT     PAPERS     PRODUCTS     PRODUCTS     SPECIAL     OTHER
2001 (IN MILLIONS)                   DIVISION     DIVISION    DIVISION     DIVISION      ITEMS   ELIMINATIONS     TOTAL
===========================================================================================================================
Sales - including internal sales     $ 1,412.0   $   516.4    $  285.0     $  520.1    $      -    $      -     $  2,733.5
Eliminations of inter-segment sales         -           -           -           -             -       (284.3)       (284.3)
--------------------------------------------------------------------------------------------------------------------------
Sales                                $ 1,412.0   $   516.4    $  285.0     $  520.1    $      -    $  (284.3)   $  2,449.2
===========================================================================================================================
Depreciation and amortization        $   187.2   $    60.8    $   11.3     $   51.6    $      -    $    10.4    $    321.3
===========================================================================================================================
Segment income (loss)                $   113.7   $    25.7    $   (3.1)    $    77.6   $  167.7    $   (63.8)   $    317.8
===========================================================================================================================
Total assets                         $ 3,111.7   $   624.6    $  263.0     $ 1,372.6   $      -    $   393.5    $  5,765.4
===========================================================================================================================
Capital expenditures                 $    86.4   $   121.3    $   15.5     $    19.1   $      -    $     4.5    $    246.8
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                 Coated and                Canadian
                                                 Specialty     Forest       Forest                Corporate/
                                     Newsprint     Papers     Products     Products     Special     Other
2000 (In millions)                   Division     Division    Division     Division      Items   Eliminations     Total
===========================================================================================================================
Sales - including internal sales     $ 1,464.7   $   586.9    $  334.0     $   419.8   $       -   $       -    $  2,805.4
Eliminations of inter-segment sales         -           -           -            -             -      (305.1)       (305.1)
----------------------------------------------------------------------------------------------------------------------------
Sales                                $ 1,464.7   $   586.9    $  334.0     $   419.8   $       -   $  (305.1)   $  2,500.3
===========================================================================================================================
Depreciation and amortization        $   168.1   $    58.5    $   15.3     $    42.7   $       -   $    10.6    $    295.2
===========================================================================================================================
Segment income (loss)                $   236.6   $   136.1    $   15.0     $    58.1   $     7.3   $   (89.8)   $    363.3
===========================================================================================================================
Total assets                         $ 2,741.5   $   549.0    $  398.2     $   930.3   $       -   $   385.1    $  5,004.1
===========================================================================================================================
Capital expenditures                 $   130.0   $   111.7    $   23.5     $    17.3   $       -   $     0.7    $    283.2
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                 Coated and                Canadian
                                                 Specialty     Forest       Forest                Corporate/
                                     Newsprint     Papers     Products     Products     Special     Other
1999 (In millions)                   Division     Division    Division     Division      Items   Eliminations     Total
===========================================================================================================================
Sales - including internal sales     $  1,368.7  $   499.2    $  407.5     $   354.8   $       -   $     2.6    $  2,632.8
Eliminations of inter-segment sales         -          -           -             -             -      (321.1)       (321.1)
----------------------------------------------------------------------------------------------------------------------------
Sales                                $  1,368.7  $   499.2    $  407.5     $   354.8   $       -   $  (318.5)   $  2,311.7
===========================================================================================================================
Depreciation and amortization        $    170.0  $    55.5    $   22.9     $    41.0   $       -   $    10.8        $300.2
===========================================================================================================================
Segment income (loss)                $     19.4  $    72.2    $   39.5     $    39.6   $   133.4   $   (60.1)   $    244.0
===========================================================================================================================
Total assets                         $  2,435.8  $   492.1    $  396.7     $   788.8   $       -   $   438.8    $  4,552,2
===========================================================================================================================
Capital expenditures                 $    125.4  $    42.1    $   10.7     $    18.9   $       -   $     1.4    $    198.5
===========================================================================================================================

Special items for 2001 include gain on the sale of assets of $167.7 million. This gain is primarily the result of a land sale completed in the fourth quarter of 2001 and a note monetization completed in the second quarter of 2001 related to a 1999 land sale (see Note 5. "Net Gain on Sale of Assets").

Special items for 2000 include gain on sale of fixed assets of $3.2 million and gain on sale of timberlands of $4.1 million.

Special items for 1999 include gain on sale of timberlands of $272.5 million, loss on sale of GNP of $47.1 million and an impairment charge of $92.0 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------------------------------------------------------------------
                                                                                         SALES BY PRODUCT
(In millions)                                                              2001                2000               1999
============================================================================================================================
Newsprint                                                               $ 1,438.7           $ 1,421.5          $ 1,282.2
Coated and specialty papers                                                 479.6               428.4              363.9
Market pulp                                                                 403.9               546.3              434.2
Directory paper                                                                 -                   -               89.4
Lumber and other wood products                                              127.0               104.1              142.0
----------------------------------------------------------------------------------------------------------------------------
                                                                        $ 2,449.2           $ 2,500.3          $ 2,311.7
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                                                        SALES BY COUNTRY (1)
(In millions)                                                              2001                2000               1999
============================================================================================================================
United States                                                           $ 1,726.8           $ 1,711.5         $ 1,649.1
Canada                                                                      152.1               197.0             170.8
Korea                                                                       110.5               134.1             102.1
Japan                                                                        31.7                42.8              39.6
Brazil                                                                       52.4                59.3              39.0
Italy                                                                        32.4                42.4              32.5
United Kingdom                                                               56.1                52.2              38.3
Mexico                                                                       82.2                74.1              58.7
Other countries (2)                                                         205.0               186.9             181.6
----------------------------------------------------------------------------------------------------------------------------
                                                                        $ 2,449.2           $ 2,500.3         $ 2,311.7
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                                                   LONG-LIVED ASSETS BY COUNTRY
(In millions)                                                              2001                2000               1999
============================================================================================================================
United States                                                           $ 2,169.2            $1,671.1         $ 1,343.9
Canada                                                                    1,764.3             1,431.4           1,379.8
Korea                                                                       183.1               187.1             182.0
----------------------------------------------------------------------------------------------------------------------------
                                                                        $ 4,116.6            $3,289.6         $ 2,905.7
============================================================================================================================

  (1) Revenues are attributed to countries based on the location of the customer. No one customer represented 10% or more of consolidated sales.
  (2) No country in this group exceeded 10% of consolidated sales.

NOTE 25. QUARTERLY INFORMATION (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
(IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)                  FIRST         SECOND         THIRD         FOURTH          YEAR
============================================================================================================================
Sales                                                  $  604.9       $  585.2      $  558.8       $  700.3    $  2,449.2
Operating income                                           89.6          139.7(1)       22.2           66.3(2)      317.8
Net income (loss)                                          37.7           18.6          (1.8)          18.7          73.2
Basic earnings (loss) per common share                     0.73           0.36         (0.04)          0.33          1.38
Diluted earnings (loss) per common share               $   0.72       $   0.36      $  (0.04)          0.33          1.37
============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
(In millions, except per-share amounts)                  First         Second         Third         Fourth          Year
============================================================================================================================
Sales                                                  $  562.9       $  607.6      $  671.8       $  658.0    $  2,500.3
Operating income                                           57.7           88.0         118.6           99.0         363.3
Net income                                                 17.2           33.7          50.0           58.5         159.4
Basic earnings per common share                            0.32           0.64          0.97           1.13          3.05
Diluted earnings per common share                      $   0.32       $   0.63      $   0.96       $   1.12    $     3.02
=============================================================================================================================

  (1) Includes a net gain on sale of assets of $85.0 million.
  (2) Includes a net gain on sale of assets of $84.2 million.

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

We maintain a system of internal accounting controls designed to provide reasonable assurances for the safeguarding of assets and the reliability of financial records. The system is subject to continuous review through a corporate-wide internal audit program with appropriate management follow-up action. Management believes that through the careful selection of employees, the division of responsibilities and the application of formal policies and procedures, we have an effective and responsive system of internal accounting controls.

Our independent auditors, KPMG LLP, are responsible for conducting an audit of our Consolidated Financial Statements in accordance with auditing standards generally accepted in the United States of America and for expressing their opinion as to whether these consolidated financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of the company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America. Their report appears immediately below.

There is an Audit Committee of the Board of Directors composed of three nonemployee directors who meet regularly with management, the internal auditors and KPMG LLP to discuss specific accounting, reporting and internal control matters. Both the independent auditors and internal auditors have full and free access to the Audit Committee.

================================================================================

INDEPENDENT AUDITORS' REPORT

The Board of Directors of Bowater Incorporated:

We have audited the accompanying consolidated balance sheet of Bowater Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, capital accounts and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowater Incorporated and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


KPMG LLP
Atlanta, Georgia
February 27, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Bowater's directors is incorporated by reference to the material under the heading "Election of Directors-Information on Nominees and Directors" in our Proxy Statement with respect to the Annual Meeting of Shareholders scheduled to be held May 8, 2002, filed under Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Proxy Statement").

Information regarding Bowater's executive officers is provided under the caption "Executive Officers of the Registrant as of March 5, 2002" on pages 10-12 of this Form 10-K.

Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the material under the headings "Election of Directors-Information on Nominees and Directors-Director Compensation", "Human Resources and Compensation Committee Report on Executive Compensation", "Total Shareholder Return" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning (1) any person or group known to Bowater to be the beneficial owner of more than 5% of its voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading "Stock Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference to the material under the heading "Related Party Transactions" in the Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following are filed as a part of this Annual Report on Form 10-K:

         (1) The following are included at the indicated page of this Annual Report on Form 10-K:

                                                                                                                   PAGE(S)
                                                                                                                   -------
                 Consolidated Statement of Operations for Each of the Years in the
                     Three-Year Period Ended December 31, 2001...................................................     31
                 Consolidated Balance Sheet at December 31, 2001 and 2000........................................     32

                                                                                                                   PAGE(S)
                                                                                                                   -------
                 Consolidated Statement of Capital Accounts for Each of the Years in the
                     Three-Year Period Ended December 31, 2001...................................................     33
                 Consolidated Statement of Cash Flows for Each of the Years in the Three-
                     Year Period Ended December 31, 2001.........................................................     34
                 Notes to Consolidated Financial Statements......................................................  35-61
                 Management's Statement of Responsibility and Independent Auditors' Report.......................     62

         (2)     The following financial statement schedule for the year ended December 31, 2001 is submitted:
                 Schedule II-Valuation and Qualifying Accounts...................................................    F-1
                 Independent Auditors' Report on Schedule II.....................................................    F-2

         All other financial statement schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes.

         (3)      Exhibits (numbered in accordance with Item 601 of
                  Regulation S-K):

EXHIBIT NO.     DESCRIPTION
-----------     -----------

2.1 Arrangement Agreement dated as of April 1, 2001, by and between the Company and Alliance Forest Products Inc. (incorporated by reference to Exhibit 2.1 to Bowater Incorporated's Quarterly Report on Form 10-Q for the period ending March 31, 2001, File No. 1-8712).

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

+10.6 Agreement, dated as of July 24, 1998, between David J. Steuart and Bowater Incorporated. (incorporated by reference to Exhibit
                10.6 to Bowater Incorporated's Annual Report on Form 10-K for the period ending December 31, 2000, File No. 1-8712 (the "2000 10-K")).

+10.6.1 First Amendment to Agreement, dated as of July 24, 1998, between David J. Steuart and Bowater Incorporated. (incorporated by reference to Exhibit 10.8 to Bowater Incorporated's Quarterly Report on Form 10-Q for the period ending September 30, 2001, File No. 1-8712 (the "September 2001 10-Q")).

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

+10.14*         Bowater Incorporated 2002 Stock Option Plan, dated as of January
                30, 2002.

+10.15 Employment Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright (incorporated by reference to Exhibit 10.1 to the March 1999 10-Q).

+10.16 Form of Amended and Restated Change in Control Agreement, executed as of June 9, 2000, by and between Bowater Incorporated and each of Anthony H. Barash, E. Patrick Duffy, Arthur D. Fuller, Jerry R. Gilmore, Richard K. Hamilton, William G. Harvey, Steven G. Lanzl, David G. Maffucci, Robert A. Moran, Arnold M. Nemirow, R. Donald Newman, Michael F. Nocito, David J. Steuart and James T. Wright (incorporated by reference to
                Exhibit 10.5 to Bowater Incorporated's Quarterly Report on Form 10-Q for the period ending September 30, 2000, File No. 1-8712 (the "September 2000 10-Q")).

+10.17 Compensatory Benefits Plan of Bowater Incorporated, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.6 to Bowater Incorporated's Quarterly Report on Form 10-Q for the period ending June 30, 1999, File No. 1-8712 (the "June 1999 10-Q")).

+10.18 Outside Director Elective Stock Option Plan, dated as of March 2, 2001. (incorporated by reference to Exhibit 10.6 to the 2000 10-K).

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

+10.21.1 First Amendment to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated's Quarterly Report on Form 10-Q for the period ending March 31, 2000, File No. 1-8712 (the "March 2000 10-Q")).

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

+10.30 Bowater Incorporated 2000 Stock Option Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.40 to the 1999 10-K).

+10.31 Senior Executive Retirement Plan of Bowater Incorporated's subsidiary, Bowater Canadian Forest Products Inc. (formerly Bowater Pulp and Paper Canada Inc., and formerly Avenor Inc.), effective as of November 28, 1997 (incorporated by reference to Exhibit 10.40 to the 1998 10-K).

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

10.37.3 Third Amended and Restated 364-Day Credit Agreement dated as of June 20, 2001, to the Second Amended and Restated 364-Day Credit Agreement and the Amended and Restated 364-Day Credit Agreement dated as of June 23, 1999, amending and restating the 364-Day Credit Agreement, dated as of June 24, 1998, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto. (incorporated by reference to Exhibit 10.2 to Bowater Incorporated's Quarterly Report on Form 10-Q for the period ending June 30, 2001, File No. 1-8712 (the "June 2001 10-Q")).

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

10.38.3 Amendment No. 3 dated as of June 20, 2001, to the Five-Year Credit Agreement dated as of June 24, 1998, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto. (incorporated by reference to Exhibit 10.1 to the June 2001 10-Q).

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

10.42 Bridge Credit Agreement, dated as of July 2, 2001, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto. (incorporated by reference to Exhibit 10.3 to the June 2001 10-Q).

10.43 Credit Agreement dated as of October 26, 2001 between Bowater Pulp and Paper Canada Inc. (as Borrower) (now known as Bowater Canadian Forest Products Inc.), Bowater Incorporated (as Guarantor), the Bank of Nova Scotia (as Administrative Agent) and the Banks from time to time parties thereto. (incorporated by reference to Exhibit 10.1 to the September 2001 10-Q).

10.44 Purchase Agreement (the "Purchase Agreement") dated as of October 31, 2001 by and among Bowater Canada Finance Corporation, Bowater Incorporated, Goldman, Sachs & Co., and J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I thereto. (incorporated by reference to Exhibit 10.2 of the September 2001 10-Q).

10.45 Indenture dated as of October 31, 2001 by and among Bowater Canada Finance Corporation (as Issuer), Bowater Incorporated (as Guarantor) and The Bank of New York (as Trustee). (incorporated by reference to Exhibit 10.3 of the September 2001 10-Q).

10.46 Exchange and Registration Rights Agreement dated as of November 6, 2001 by and among Bowater Canada Finance Corporation, Bowater Incorporated, Goldman, Sachs & Co., and J.P. Morgan Securities Inc., as representatives of the several purchasers named in
                Schedule I to the Purchase Agreement. (incorporated by reference to Exhibit 10.4 of the September 2001 10-Q).

+10.47 Employment Agreement dated as of September 24, 2001, by and between the Company and Pierre Monahan. (incorporated by reference to Exhibit 10.5 of the September 2001 10-Q).

+10.48 Change in Control Agreements, each dated as of September 24, 2001, by and between the Company and each of Pierre Monahan, Georges Cabana, Daniel Laberge, Jean S. Lebel, Jean-Marc Simard, Daniel Tardif and Kevin B. Wassil. (incorporated by reference to
                Exhibit 10.6 of the September 2001 10-Q).

+10.49 Change in Control Agreement, dated as of June 11, 2001, by and between the Company and Walter L. Brunson. (incorporated by reference to Exhibit 10.7 of the September 2001 10-Q).

12.1*           Statement regarding Computation of Ratio of Earnings to Fixed
                Charges.

21.1*           Subsidiaries of the registrant.

23.1*           Consent of Independent Auditors.

         * Filed with this Form 10-K.
         + This is a management contract or compensatory plan or arrangement.


         (b) Reports on Form 8-K. Bowater Incorporated filed with the Securities and Exchange Commission Current Report on Form 8-K as follows:

                On October 9, 2001, Bowater Incorporated filed a current report on Form 8-K dated September 24, 2001, to report the acquisition of Alliance Forest Products Inc.

                On October 23, 2001, Bowater Incorporated filed a current report on Form 8-K dated October 23, 2001, which attached as exhibits
                (1) a "Cautionary Statement Regarding Forward-Looking Information" (for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995) and (2) a press release issued by Bowater Incorporated on October 23, 2001, announcing its third quarter financial results and a timberland sale

                On October 25, 2001, Bowater Incorporated filed Amendment No. 2 to its current report on Form 8-K dated April 2, 2001, to disclose unaudited pro forma combined financial statements of Bowater Incorporated which give effect to the acquisition of Alliance Forest Products Inc.

                On October 26, 2001, Bowater Incorporated filed Amendment No. 1 to its current report on Form 8-K dated September 24, 2001, to disclose unaudited pro forma condensed combined financial statements of Bowater Incorporated that give effect to the acquisition of Alliance Forest Products Inc.


         (c)  The above-referenced exhibits are being filed with this report.

         (d)  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bowater has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BOWATER INCORPORATED

Date: March 5, 2002          By: /s/ ARNOLD M. NEMIROW
                                 -----------------------------------------------
                                 Arnold M. Nemirow
                                 Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bowater and in the capacities indicated, as of March 5, 2002.

                  SIGNATURE                              TITLE
                  ---------                              -----

    /s/       ARNOLD M. NEMIROW             Director, Chairman, President and
----------------------------------------    Chief Executive Officer
              Arnold M. Nemirow

    /s/       DAVID G. MAFFUCCI             Senior Vice President and
----------------------------------------    Chief Financial Officer
              David G. Maffucci

    /s/       MICHAEL F. NOCITO             Vice President and Controller
----------------------------------------
              Michael F. Nocito

    /s/      FRANCIS J. AGUILAR             Director
----------------------------------------
             Francis J. Aguilar

    /s/         RICHARD BARTH               Director
----------------------------------------
                Richard Barth

    /s/       KENNETH M. CURTIS             Director
----------------------------------------
              Kenneth M. Curtis

    /s/       CINDA A. HALLMAN              Director
----------------------------------------
              Cinda A. Hallman

    /s/       CHARLES J. HOWARD             Director
----------------------------------------
              Charles J. Howard

    /s/       L. JACQUES MENARD             Director
----------------------------------------
              L. Jacques Menard

    /s/         JAMES L. PATE               Director
----------------------------------------
                James L. Pate

    /s/         JOHN A. ROLLS               Director
----------------------------------------
                John A. Rolls

    /s/       ARTHUR R. SAWCHUK             Director
----------------------------------------
              Arthur R. Sawchuk

                                            Director
----------------------------------------
              Togo D. West, Jr.

                              BOWATER INCORPORATED
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       Balance
                                                         at            Charged to
                                                      Beginning         Cost and                                 Balance at
(In millions)                                          of Year          Expenses       Additions   Deductions    End of Year
-------------                                          -------          --------       ---------   ----------    -----------
Year ended December 31, 2001
    Allowance for doubtful accounts...........          $  2.7          $   3.8         $    -      $    (2.9)     $  3.6
                                                        ======          =======         ======      =========      ======
Year ended December 31, 2000
    Allowance for doubtful accounts...........          $  3.4          $   1.8         $    -      $    (2.5)     $  2.7
                                                        ======          =======         ======      =========      ======
Year ended December 31, 1999
    Allowance for doubtful accounts...........          $  4.7          $   0.4         $    -      $    (1.7)*    $  3.4
                                                        ======          =======         ======      =========      ======

* Due primarily to the sale of Great Northern Paper, Inc.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bowater Incorporated

Under date of February 27, 2002, we reported on the consolidated balance sheet of Bowater Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, capital accounts, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index under
Item 14(a)(2) in this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP


KPMG LLP
Atlanta, Georgia
February 27, 2002

                                INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION

2.1 Arrangement Agreement dated as of April 1, 2001, by and between the Company and Alliance Forest Products Inc. (incorporated by reference to Exhibit 2.1 to Bowater Incorporated's Quarterly Report on Form 10-Q for the period ending March 31, 2001, File No. 1-8712).

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

+10.6 Agreement, dated as of July 24, 1998, between David J. Steuart and Bowater Incorporated. (incorporated by reference to Exhibit
                10.6 to Bowater Incorporated's Annual Report on Form 10-K for the period ending December 31, 2000, File No. 1-8712 (the "2000 10-K")).

+10.6.1 First Amendment to Agreement, dated as of July 24, 1998, between David J. Steuart and Bowater Incorporated. (incorporated by reference to Exhibit 10.8 to Bowater Incorporated's Quarterly Report on Form 10-Q for the period ending September 30, 2001, File No. 1-8712 (the "September 2001 10-Q")).

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

+10.14*         Bowater Incorporated 2002 Stock Option Plan, dated as of January
                30, 2002.

+10.15 Employment Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright (incorporated by reference to Exhibit 10.1 to the March 1999 10-Q).

+10.16 Form of Amended and Restated Change in Control Agreement, executed as of June 9, 2000, by and between Bowater Incorporated and each of Anthony H. Barash, E. Patrick Duffy, Arthur D. Fuller, Jerry R. Gilmore, Richard K. Hamilton, William G. Harvey, Steven G. Lanzl, David G. Maffucci, Robert A. Moran, Arnold M. Nemirow, R. Donald Newman, Michael F. Nocito, David J. Steuart and James T. Wright (incorporated by reference to
                Exhibit 10.5 to Bowater Incorporated's Quarterly Report on Form 10-Q for the period ending September 30, 2000, File No. 1-8712 (the "September 2000 10-Q")).

+10.17 Compensatory Benefits Plan of Bowater Incorporated, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.6 to Bowater Incorporated's Quarterly Report on Form 10-Q for the period ending June 30, 1999, File No. 1-8712 (the "June 1999 10-Q")).

+10.18 Outside Director Elective Stock Option Plan, dated as of March 2, 2001. (incorporated by reference to Exhibit 10.6 to the 2000 10-K).

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

+10.21.1 First Amendment to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated's Quarterly Report on Form 10-Q for the period ending March 31, 2000, File No. 1-8712 (the "March 2000 10-Q")).

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

+10.30 Bowater Incorporated 2000 Stock Option Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.40 to the 1999 10-K).

+10.31 Senior Executive Retirement Plan of Bowater Incorporated's subsidiary, Bowater Canadian Forest Products Inc. (formerly Bowater Pulp and Paper Canada Inc., and formerly Avenor Inc.), effective as of November 28, 1997 (incorporated by reference to Exhibit 10.40 to the 1998 10-K).

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

10.37.3 Third Amended and Restated 364-Day Credit Agreement dated as of June 20, 2001, to the Second Amended and Restated 364-Day Credit Agreement and the Amended and Restated 364-Day Credit Agreement dated as of June 23, 1999, amending and restating the 364-Day Credit Agreement, dated as of June 24, 1998, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto. (incorporated by reference to Exhibit 10.2 to Bowater Incorporated's Quarterly Report on Form 10-Q for the period ending June 30, 2001, File No. 1-8712 (the "June 2001 10-Q")).

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

10.38.3 Amendment No. 3 dated as of June 20, 2001, to the Five-Year Credit Agreement dated as of June 24, 1998, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto. (incorporated by reference to Exhibit 10.1 to the June 2001 10-Q).

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

10.42 Bridge Credit Agreement, dated as of July 2, 2001, between Bowater Incorporated, The Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto. (incorporated by reference to Exhibit 10.3 to the June 2001 10-Q).

10.43 Credit Agreement dated as of October 26, 2001 between Bowater Pulp and Paper Canada Inc. (as Borrower) (now known as Bowater Canadian Forest Products Inc.), Bowater Incorporated (as Guarantor), the Bank of Nova Scotia (as Administrative Agent) and the Banks from time to time parties thereto. (incorporated by reference to Exhibit 10.1 to the September 2001 10-Q).

10.44 Purchase Agreement (the "Purchase Agreement") dated as of October 31, 2001 by and among Bowater Canada Finance Corporation, Bowater Incorporated, Goldman, Sachs & Co., and J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I thereto. (incorporated by reference to Exhibit 10.2 of the September 2001 10-Q).

10.45 Indenture dated as of October 31, 2001 by and among Bowater Canada Finance Corporation (as Issuer), Bowater Incorporated (as Guarantor) and The Bank of New York (as Trustee). (incorporated by reference to Exhibit 10.3 of the September 2001 10-Q).

10.46 Exchange and Registration Rights Agreement dated as of November 6, 2001 by and among Bowater Canada Finance Corporation, Bowater Incorporated, Goldman, Sachs & Co., and J.P. Morgan Securities Inc., as representatives of the several purchasers named in
                Schedule I to the Purchase Agreement. (incorporated by reference to Exhibit 10.4 of the September 2001 10-Q).

+10.47 Employment Agreement dated as of September 24, 2001, by and between the Company and Pierre Monahan. (incorporated by reference to Exhibit 10.5 of the September 2001 10-Q).

+10.48 Change in Control Agreements, each dated as of September 24, 2001, by and between the Company and each of Pierre Monahan, Georges Cabana, Daniel Laberge, Jean S. Lebel, Jean-Marc Simard, Daniel Tardif and Kevin B. Wassil. (incorporated by reference to
                Exhibit 10.6 of the September 2001 10-Q).

+10.49 Change in Control Agreement, dated as of June 11, 2001, by and between the Company and Walter L. Brunson. (incorporated by reference to Exhibit 10.7 of the September 2001 10-Q).

12.1*           Statement regarding Computation of Ratio of Earnings to Fixed
                Charges.

21.1*           Subsidiaries of the registrant.

23.1*           Consent of Independent Auditors.

         * Filed with this Form 10-K.
         + This is a management contract or compensatory plan or arrangement.