Form 10-Q
period 2002-03-31
BOWATER INC
filed 2002-05-14
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002
                               --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2002.

                 Class                      Outstanding at May 7, 2002
                ------                      --------------------------

       Common Stock, $1.00 Par Value             55,173,206 Shares

                              BOWATER INCORPORATED
                              --------------------

                                    I N D E X



                                                                           Page
                                                                          Number
                                                                          ------

  PART I   FINANCIAL INFORMATION

         1.  Financial Statements:

                  Consolidated Balance Sheet at March 31, 2002,
                  and December 31, 2001                                      3

                  Consolidated Statement of Operations for the Three
                  Months Ended March 31, 2002, and
                  March 31, 2001                                             4

                  Consolidated Statement of Capital Accounts
                  for the Three Months Ended March 31, 2002                  5

                  Consolidated Statement of Cash Flows for the
                  Three Months Ended March 31, 2002, and
                  March 31, 2001                                             6

                  Notes to Consolidated Financial Statements               7-12

         2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations              13-18

         3.  Quantitative and Qualitative Disclosures About Market Risk     18


  PART II   OTHER INFORMATION

  Exhibits and Reports on Form                                              19


  SIGNATURES                                                                20

                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (Unaudited, in millions of US dollars)


                                                       March 31,   December 31,
                                                          2002         2001
                                                      -----------  ------------

                            ASSETS
Current assets:
   Cash and cash equivalents                          $      14.7  $       28.3
   Marketable securities                                      1.8           2.1
   Accounts receivable, net                                 383.8         367.0
   Inventories                                              271.2         250.5
   Other current assets                                      49.6          41.7
                                                      -----------  ------------
      Total current assets                                  721.1         689.6
                                                      -----------  ------------

   Timber and timberlands                                   198.6         227.7
   Fixed assets, net                                      3,772.8       3,818.4
   Goodwill                                                 843.0         843.0
   Other assets                                             188.3         186.7
                                                      -----------  ------------
      Total assets                                    $   5,723.8  $    5,765.4
                                                      ===========  ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt             $      73.0  $       73.0
   Short-term bank debt                                     368.0         341.7
   Accounts payable and accrued liabilities                 363.4         437.9
   Dividends payable                                         11.1          10.9
                                                      -----------  ------------
      Total current liabilities                             815.5         863.5
                                                      -----------  ------------

   Long-term debt, net of current installments            1,823.5       1,828.0
   Other long-term liabilities                              359.9         362.3
   Deferred income taxes                                    611.5         601.7
   Minority interests in subsidiaries                        80.1          85.2
   Commitments and contingencies

Shareholders' equity:

   Common stock, $1 par value.  Authorized
     100,000,000 shares; issued 66,774,407 and
     66,323,992 shares at March 31, 2002 and
     December 31, 2001, respectively                         66.8          66.3
   Exchangeable shares, no par value. Unlimited
     shares authorized; 1,698,523 and 2,008,588
     outstanding at March 31, 2002 and December 31,
     2001, respectively                                      81.0          96.0
   Additional paid-in capital                             1,590.0       1,569.9
   Retained earnings                                        841.4         840.5
   Accumulated other comprehensive income (loss)            (59.5)        (61.6)
   Treasury stock, at cost, 11,619,272 and
     11,619,812 shares at March 31, 2002 and
     December 31, 2001, respectively                       (486.4)       (486.4)
                                                      -----------  ------------
      Total shareholders' equity                          2,033.3       2,024.7
                                                      -----------  ------------
      Total liabilities and shareholders' equity      $   5,723.8  $    5,765.4
                                                      ===========  ============

          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         (Unaudited, in millions of US dollars except per-share amounts)

                                                            Three Months Ended
                                                          ---------------------
                                                          March 31,   March 31,
                                                             2002       2001
                                                          ---------   ---------
Sales                                                     $   622.0   $   604.9
Cost of sales, excluding depreciation, amortization
  and cost of timber harvested                                470.6       376.0
Depreciation, amortization and cost of timber harvested        86.3        76.8
Distribution costs                                             54.3        39.9
Selling and administrative expense                             35.5        16.8
Net gain (loss) on sale of assets                              75.0        (5.8)
                                                          ---------   ---------
    Operating income                                           50.3        89.6

Other expense (income):
  Interest income                                              (1.0)       (3.6)
  Interest expense, net of capitalized interest                41.8        35.2
  Other, net                                                   (0.1)       (4.6)
                                                          ---------   ---------
                                                               40.7        27.0
                                                          ---------   ---------

Income before income taxes and minority interests               9.6        62.6

Provision for income tax expense (benefit)                     (1.1)       20.4
Minority interests in net income (loss) of subsidiaries        (1.6)        4.5
                                                          ---------   ---------

Net income                                                     12.3        37.7

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                      0.6        (2.3)
  Unrealized gain (loss) on hedged transactions                 1.5       (15.8)
  Minimum pension liability adjustments                        --          (0.2)
                                                          ---------   ---------

Comprehensive income                                      $    14.4   $    19.4
                                                          =========   =========

Basic earnings per common share*                          $    0.22   $    0.73
                                                          =========   =========

Diluted earnings per common share*                        $    0.22   $    0.72
                                                          =========   =========

* Basic and diluted earnings per share are based on net income and do not include any impact from "Other comprehensive income (loss)." See Note 8.

          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                    For The Three Months Ended March 31, 2002
         (Unaudited, in millions of US dollars except per-share amounts)

                                                                                                        Accumulated
                                                                              Additional                   Other
                                                      Common   Exchangeable    Paid-in     Retained    Comprehensive   Treasury
                                                       Stock      Shares       Capital     Earnings    Income (Loss)     Stock
                                                      ------   ------------   ---------   ----------   -------------   --------
Balance at December 31, 2001                          $ 66.3   $       96.0   $ 1,569.9   $    840.5   $       (61.6)  $ (486.4)

Net income                                                --             --          --         12.3              --         --

Retraction of exchangeable shares (310,065 common
   shares issued and exchangeable shares retracted)      0.3          (15.0)       14.7           --              --         --

Dividends ($0.20 per share)                               --             --          --        (11.4)             --         --

Foreign currency translation                              --             --          --           --             0.6         --

Stock options exercised (140,350 shares)                 0.2             --         4.5           --              --         --

Tax benefit on exercise of stock options                  --             --         0.9           --              --         --

Unrealized gain on hedged transactions                    --             --          --           --             1.5         --
                                                      ------   ------------   ---------   ----------   -------------   --------


Balance at March 31, 2002                             $ 66.8   $       81.0   $ 1,590.0   $    841.4   $       (59.5)  $ (486.4)
                                                      ======   ============   =========   ==========   =============   ========

          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited, in millions of US Dollars)

                                                           Three Months Ended
                                                          ---------------------
                                                          March 31,   March 31,
                                                            2002        2001
                                                          ---------   ---------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                $    12.3   $    37.7
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of
  timber harvested                                             86.3        76.8
Deferred income taxes                                          (1.9)       (2.1)
Minority interests in net income (loss) of subsidiaries        (1.6)        4.5
Net loss (gain) on sale of assets                             (75.0)        5.8
Payments on maturity of hedging contracts                      (4.0)       (5.1)
Changes in working capital:
  Accounts receivable, net                                    (16.8)       66.1
  Inventories                                                 (20.7)      (15.8)
  Accounts payable and accrued liabilities                    (36.6)      (57.9)
Other, net                                                     (3.5)        1.4
                                                          ---------   ---------
          Net cash from (used for) operating activities       (61.5)      111.4
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in fixed assets, timber and timberlands         (70.4)      (68.3)
Disposition of assets, including timber and timberlands        16.1          --
Proceeds from the monetization of notes receivable             88.1          --
Cash invested in marketable securities                         (3.5)         --
Cash from maturity of marketable securities                     3.8          --
                                                          ---------   ---------
          Net cash from (used for) investing activities        34.1       (68.3)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends, including minority interests                  (14.8)      (15.0)
Short-term financing                                          254.3       163.1
Short-term financing repayments                              (228.0)     (195.7)
Purchases/payments of long-term debt                           (2.4)       (0.2)
Stock options exercised                                         4.7         0.2
                                                          ---------   ---------
          Net cash from (used for) financing activities        13.8       (47.6)
                                                          ---------   ---------

Net decrease in cash and cash equivalents                     (13.6)       (4.5)

Cash and cash equivalents at beginning of year                 28.3        20.0
                                                          ---------   ---------
Cash and cash equivalents at end of period                $    14.7   $    15.5
                                                          =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, including capitalized interest of $1.5
    and $3.0                                              $    22.4   $    35.2
  Income taxes                                            $     1.0   $     6.6



          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries as of March 31, 2002. The consolidated statement of operations for the three-month period ended March 31, 2001 does not include the impact of the acquisition of Alliance Forest Products Inc. (Alliance), which closed in September 2001. The consolidated balance sheet as of March 31, 2002 and the related statements of operations, capital accounts and cash flows for the three-month period then ended are unaudited. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2002 presentation.

2.   NET GAIN ON SALE OF ASSETS

     In January 2002, Bowater completed the sale of approximately 116,000 acres of timberland for aggregate consideration of $104.2 million. We received $5.1 million in cash after expenses, and $99.1 million in notes receivable. In March 2002, we monetized the notes receivable of $99.1 million for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $73.9 million.

     o The notes receivable were monetized through a bankruptcy-remote limited liability company. The bankruptcy-remote subsidiary is a qualified special purpose entity (QSPE) under Statement of Financial Accounting Standards (SFAS) No. 140, and is not consolidated in Bowater's financial statements.

     o This QSPE has issued fixed rate senior secured notes totaling $89.2 million, which are secured by the notes receivable held by the QSPE. The value of these senior secured notes are equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by a letter of credit issued by a third party financial institution.

     o Bowater retains an interest in the excess future cash flows of the QSPE (cash received from notes receivable vs. cash paid out on the senior secured notes). The retained interest of $10.6 million at March 31, 2002 is included in "Other assets" in the Consolidated Balance Sheet. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of a note with a low level of credit risk, contractually due in 15 years and not subject to prepayment. The discount rate used for the note is 6.91%.

     o We recorded a $0.4 million loss on the monetization of the notes receivable, which was based on the difference in the original carrying amount of the notes (allocated between the asset monetized and the retained interest) and the fair value at the date of the monetization.

     Also in the first quarter of 2002, Bowater sold approximately 2,700 acres of other timberlands and recorded a net pre-tax gain of $1.1 million.

     In April 2001, Bowater reached a final settlement of certain matters regarding the sale of Great Northern Paper Inc. (GNP) to Inexcon Maine, Inc. (Inexcon). As a result, we recognized a $5.8 million pre-tax charge.

3.   ACQUISITION/DIVESTITURE-RELATED LIABILITIES

     In connection with the Alliance acquisition, Bowater recorded employee termination costs of approximately $17.0 million, which included approximately $13.0 million of employee termination costs recorded in connection with the permanent closing of a newsprint machine and other assets at the Coosa Pines, Alabama facility. At December 31, 2001, the remaining accrual was $15.5 million (net of exchange loss of $0.1). Approximately $12.3 million was paid in the first quarter of 2002. The remaining accrual, $3.2 million, is expected to be paid during 2002 and is included in "Accounts payable and accrued liabilities," in the Consolidated Balance Sheet.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


4.   DIVIDENDS TO MINORITY INTEREST SHAREHOLDER

     During the first quarter of 2002, the Board of Directors of Calhoun Newsprint Company (CNC) declared a $7.3 million dividend. As a result, $3.6 million was paid to the minority shareholder of CNC. In the first quarter of 2001, the Board of Directors of CNC declared a $9.6 million dividend. As a result, $4.7 million was paid to the minority shareholder.

5.   COMMITMENTS AND CONTINGENCIES

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

6.   OTHER EXPENSE (INCOME)

     "Other, net" in the Consolidated Statement of Operations includes the following:

     ---------------------------------------------------------------------------
                                                    Three Months Ended March 31
                                                  ------------------------------
     (In millions)                                      2002          2001
     ---------------------------------------------------------------------------
     Foreign exchange (gain) loss                    $   (1.1)     $   (4.8)
     (Income) loss from joint venture                     1.1           0.3
     Miscellaneous items                                 (0.1)         (0.1)
     ---------------------------------------------------------------------------
                                                     $   (0.1)     $   (4.6)
     ---------------------------------------------------------------------------

7.   GOODWILL

     Bowater adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. We are currently evaluating our goodwill in accordance with SFAS No. 142 to determine if any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle. Because of the extensive effort needed to perform the transitional goodwill impairment evaluation, it is not practicable to reasonably estimate the impact of adopting SFAS No. 142 on our consolidated financial statements. We will complete this assessment by June 30, 2002. As of March 31, 2002, we had unamortized goodwill in the amount of $843.0 million and no intangible assets with indefinite useful lives (pending the final valuation of the Alliance acquisition).

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


     The reconciliation of net income and earnings per share, adjusted to exclude goodwill amortization expense, net of tax, for the three months ended March 31, 2001 is as follows:

     ---------------------------------------------------------------------------
                                                    Three Months Ended March 31
                                                    ----------------------------
     (In millions, except per-share amounts)            2002            2001
     ---------------------------------------------------------------------------
     Net Income:
     Reported net income                              $  12.3        $   37.7
        Goodwill amortization, net of tax                  --             5.7
     ---------------------------------------------------------------------------
     Adjusted net income                              $  12.3        $   43.4
     ---------------------------------------------------------------------------
     Basic earnings per common share:
     Reported basic earnings per common share         $  0.22        $   0.73
        Goodwill amortization, net of tax                  --            0.11
     ---------------------------------------------------------------------------
     Adjusted basic earnings per common share         $  0.22        $   0.84
     ---------------------------------------------------------------------------
     Diluted earnings per common share:
     Reported diluted earnings per common share       $  0.22        $   0.72
        Goodwill amortization, net of tax                  --            0.11
     ---------------------------------------------------------------------------
     Adjusted diluted earnings per common share       $  0.22        $   0.83
     ---------------------------------------------------------------------------

8.   EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share is as follows:

     ---------------------------------------------------------------------------
                                                    THREE MONTHS ENDED MARCH 31
                                                    ----------------------------
     (In millions, except per-share amounts)            2002            2001
     ---------------------------------------------------------------------------
     Basic Computation:
     Basic income available to common shareholders    $  12.3         $  37.7
     ---------------------------------------------------------------------------
     Basic weighted average shares outstanding           56.8            51.6
     ---------------------------------------------------------------------------

     Basic earnings per common share                  $  0.22         $  0.73
     ---------------------------------------------------------------------------

     Diluted Computation:
     Diluted income available to common shareholders  $  12.3         $  37.7
     ---------------------------------------------------------------------------
     Basic weighted average shares outstanding           56.8            51.6
     Effect of dilutive securities:
          Options                                         0.4             0.5
     ---------------------------------------------------------------------------
     Diluted weighted average shares outstanding         57.2            52.1
     ---------------------------------------------------------------------------

     Diluted earnings per common share                $  0.22         $  0.72
     ---------------------------------------------------------------------------

9.   FINANCIAL INSTRUMENTS

     Bowater utilizes certain derivative instruments to enhance its ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those positions. We do not enter into contracts for speculative purposes; however, we do have currency option contracts that are not accounted for as accounting hedges. On the date into which the derivative contract is entered, we designate the derivative as a cash flow hedge.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


     A significant portion of our operating expenses are paid in Canadian dollars at our Canadian mill sites. To reduce our exposure to differences in the United States and Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge our forecasted Canadian dollar cash outflows at certain of our Canadian mill operations.

     As of March 31, 2002, we recorded the change in value related to cash flow hedges amounting to a loss of $25.5 million ($15.8 million, after tax) in "Accumulated other comprehensive income (loss)." During the quarter ended March 31, 2002, we reclassified $4.7 million ($2.9 million, after tax) from "Accumulated other comprehensive income (loss)" to earnings, which was offset by net gains on the items being hedged. We expect to reclassify a $15.5 million loss ($9.6 million, after-tax) from "Accumulated other comprehensive income (loss)" to earnings during the next twelve months as the hedged items affect earnings.

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

     Information regarding our Canadian dollar contracts' notional amount, carrying value, fair market value, and range of exchange rates of the contracts is summarized in the table below. The notional amount of these contracts represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts.

     --------------------------------------------------------------------------------------------
                                                            NET ASSET (LIABILITY)
                                                            ---------------------
                                                                                       RANGE OF
                                              NOTIONAL                     FAIR       U.S.$/CDN$
                                              AMOUNT OF      CARRYING      MARKET      EXCHANGE
     MARCH 31, 2002 (IN MILLIONS)            DERIVATIVES      AMOUNT       VALUI        RATES
     --------------------------------------------------------------------------------------------
     Foreign Currency  Exchange Agreements
     Buy Currency:
         Canadian dollar
               Due in 2002                     $ 290.4       $  14.4      $  14.4     .6744-.6266
               Due in 2003                       336.6           8.3          8.3     .6560-.6200
               Due in 2004                        85.0           0.4          0.4     .6284-.6204
     --------------------------------------------------------------------------------------------
                                               $ 712.0       $  23.1      $  23.1
     --------------------------------------------------------------------------------------------

     Approximately $78.3 million of our long-term debt is denominated in Canadian dollars. In order to reduce our exposure to exchange rate fluctuations, we enter into Canadian dollar forward contracts with notional amounts of approximately $100 million. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly, and gains or losses are included in "Other, net" in our Consolidated Statement of Operations. During the first three months of 2002, we recorded gains of approximately $0.1 million in our Consolidated Statement of Operations as a result of these economic hedges. At March 31, 2002, our outstanding Canadian dollar forward contracts had notional amounts of $100.0 million and are due June 27, 2002. The fair value (liability) of the Canadian dollar forward contract was less than $0.1 million at March 31, 2002.

     Additionally, Alliance had Canadian dollar range forward contracts in place to reduce the exposure to differences in the United States and Canadian dollar exchange rate, as the majority of Alliance's sales were sold into the United States and denominated in United States dollars. These Canadian dollar range forward contracts are not accounted for as accounting hedges under SFAS No. 133. Changes in the derivatives fair values are immediately recognized in earnings and included in "Other, net" in our Consolidated Statement of Operations. At March 31, 2002, these Canadian dollar range forward contracts had notional amounts due in 2002 and 2003 of $96.0 million and $124.0 million, respectively. The fair value (liability) of the Canadian dollar range forward contracts at March 31, 2002, was $1.0 million. We recorded losses of approximately $0.2 million for the three months ended March 31, 2002.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


     The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. Therefore, the risk of counterparty nonperformance is considered to be remote.

10.  SEGMENT INFORMATION

     On September 24, 2001, Bowater completed the purchase of Alliance. As a result of the acquisition, we have four reportable segments: the Newsprint Division, the Coated and Specialty Papers Division, the Forest Products Division and the Canadian Forest Products Division. Segment information for the quarter ending March 31, 2001 has been reclassified to reflect the change to four reportable segments.

     The Newsprint Division operates seven manufacturing sites in the United States, Canada and South Korea. The principal product at these manufacturing sites is newsprint, but several of the sites also produce market pulp and uncoated specialty papers. This Division is responsible for the international marketing and sales of newsprint and selected uncoated specialty papers.

     The Coated and Specialty Papers Division operates a manufacturing site that produces coated groundwood paper, newsprint, market pulp and uncoated specialty papers, and two coating facilities, all located in the United States. This Division is responsible for the marketing and sales of the full spectrum of coated and uncoated specialty papers manufactured by Bowater.

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

     The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The Division manages 0.4 million acres of owned or leased timberlands and over 24.4 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which Bowater has cutting rights. The Division also operates ten sawmills and one wood treatment plant, supplies wood to four paper mills and ten sawmills, and is responsible for the marketing and sales of Bowater's Canadian lumber production.

     The Pulp Division markets and distributes market pulp produced at the Calhoun, Tennessee; Catawba, South Carolina; Thunder Bay, Ontario; and Coosa Pines, Alabama sites. Financial results for the production and sale of market pulp are included in the Newsprint Division and the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division's administrative expenses are included in "Corporate & other eliminations." Accordingly, no separate results are reported for this Division.

     The following tables summarize information about segment profit and loss and segment assets for the three months ended March 31, 2002 and 2001:

     -------------------------------------------------------------------------------------------------------------------
                                                       Coated
                                                         and                Canadian
     THREE MONTHS ENDED                               Specialty   Forest     Forest               Corporate/
     MARCH 31, 2002                      Newsprint     Papers    Products   Products   Special      Other
     (Unaudited, in millions)             Division    Division   Division   Division    Items    Eliminations    Total
     -------------------------------------------------------------------------------------------------------------------
     Sales-including internal sales       $  329.7     $115.4     $ 21.9    $  171.2    $  --       $   --     $  638.2
     Elimination of intersegment sales          --         --         --          --       --        (16.2)       (16.2)
     -------------------------------------------------------------------------------------------------------------------
     Sales - external customers              329.7      115.4       21.9       171.2       --        (16.2)       622.0
     -------------------------------------------------------------------------------------------------------------------
     Segment income (loss)                   (5.0)      (5.9)        0.3         8.1     75.0        (22.2)        50.3
     -------------------------------------------------------------------------------------------------------------------
     Total assets at 3/31/02              $3,058.3     $640.4     $245.2    $1,403.3    $  --       $376.6     $5,723.8
     -------------------------------------------------------------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


     -------------------------------------------------------------------------------------------------------------------
                                                       Coated
                                                         and                Canadian
     Three Months Ended                               Specialty   Forest     Forest               Corporate/
     March 31, 2001                      Newsprint     Papers    Products   Products   Special      Other
     (Unaudited, in millions)             Division    Division   Division   Division    Items    Eliminations    Total
     -------------------------------------------------------------------------------------------------------------------

     Sales-including internal sales       $  366.4     $138.7     $ 16.7     $ 98.8     $  --       $   --    $  687.7
     Elimination of intersegment sales          --         --         --         --        --        (15.7)      (82.8)
     -------------------------------------------------------------------------------------------------------------------
     Sales - external customers              366.4      138.7       16.7       98.8        --        (15.7)      604.9
     -------------------------------------------------------------------------------------------------------------------
     Segment income (loss)                    61.1       18.5      (0.2)       21.0      (5.8)         (5.0)      89.6
     -------------------------------------------------------------------------------------------------------------------
     Total assets at 3/31/01              $2,676.6     $594.6     $396.1     $886.9     $  --       $ 359.8   $4,914.0
     -------------------------------------------------------------------------------------------------------------------

     In January 2002, Bowater completed the sale of approximately 116,000 acres of timberlands for aggregate consideration of $104.2 million, comprised of approximately $5.1 million in cash and $99.1 million in a note receivable. In March 2002, we monetized the $99.1 million note receivable for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $73.9 million. Also in the first quarter of 2002, we sold approximately 2,700 acres of timberlands and recorded a net pre-tax gain of $1.1 million.

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

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     The components of "Accumulated Other Comprehensive Income(Loss)" in the Consolidated Balance Sheet at March 31, 2002 and December 31, 2001 are as follows:

     ---------------------------------------------------------------------------
     (In millions)                            March 31, 2002   December 31, 2001
     ---------------------------------------------------------------------------

     Pension plan additional minimum
       liabilities                              $   (57.4)       $    (57.4)
     Foreign currency translation                   (10.5)            (11.1)
     Unrealized loss on hedging transactions        (20.8)            (23.2)
     Taxes                                           29.2              30.1
     ---------------------------------------------------------------------------
                                                $   (59.5)       $    (61.6)
     ---------------------------------------------------------------------------

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

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION

Statements in this report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. The risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Bowater's annual report on Form 10-K for the year ended December 31, 2001, and from time to time, in Bowater's other filings with the Securities and Exchange Commission.

                        ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on our unaudited Consolidated Financial Statements included herein. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in Bowater's annual report on Form 10-K for the year ended December 31, 2001. Bowater's critical accounting policies are described under the caption "Critical Accounting Policies and Estimates" in Item 7 of Bowater's annual report on Form 10-K for the year ended December 31, 2001.

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

Our judgments are based on management's assessment as to the effect certain estimates, assumptions, or future trends or events may have on the financial condition and results of operations reported in our unaudited Consolidated Financial Statements. It is important that the reader of our unaudited financial statements understand that actual results could differ from these estimates, assumptions and judgements.

                              RESULTS OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31, 2002, VERSUS
                                 MARCH 31, 2001

The results of operations for the three-month period ended March 31, 2001 do not include the impact of the acquisition of Alliance, which closed in September 2001.

For the first quarter of 2002, Bowater had operating income of $50.3 million compared to $89.6 million for the first quarter of 2001. Operating income for the first quarter of 2002 includes a gain on the sale of assets of $75.0 million compared to a net loss on the sale of assets of $5.8 million for the first quarter of 2001. Excluding these asset sales, operating income decreased $120.1 million. Lower transaction prices for newsprint ($81.7 million), coated and specialty papers ($17.3 million) and market pulp ($31.3 million) and lower shipments ($9.8 million). Selling, general and administrative expenses were also higher in the first quarter of 2002 due to credits recognized for stock-based compensation ($14.5 million) during the first quarter of 2001. These decreases were offset partially by higher transaction prices for lumber ($1.5 million) and timber ($1.9 million) and lower operating costs ($35.2 million), which includes the amortization of goodwill. Operating costs were lower for the quarter due to lower wood, fiber, chemical, fuel and maintenance costs.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net income for the first quarter of 2002 was $12.3 million, or $0.22 per diluted share, compared with net income of $37.7 million, or $0.72 per diluted share, in the first quarter of 2001. Sales for the first quarter of 2002 were $622.0 million compared with $604.9 million for the first quarter of 2001.

                            PRODUCT LINE INFORMATION

Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

 SALES BY PRODUCT
------------------------------------------------------------
                                        THREE MONTHS ENDED
                                             MARCH 31,
                                       ---------------------
(Unaudited, in millions)                 2002         2001
------------------------------------------------------------

Sales:
   Newsprint                           $  290.7    $  379.5
   Market pulp                            118.0       105.7
   Coated and specialty papers            162.9       107.9
   Lumber                                  54.7         8.2
   Other                                   11.9        44.6
   Elimination of intersegment sales      (16.2)      (41.0)
                                       ---------------------
        Total sales                    $  622.0    $  604.9
------------------------------------------------------------


Newsprint: Bowater's average transaction price for newsprint was 24% lower in the first quarter of 2002 compared to the first quarter of 2001 and 9% lower compared to the fourth quarter of 2001. Our shipments increased 1% compared to the first quarter of 2001, due primarily to the acquisition of Alliance. This increase was partially offset by approximately 70,000 metric tons of market and maintenance downtime in the first quarter of 2002 compared to approximately 46,000 metric tons of downtime during the first quarter of 2001. We plan to take 23,000 metric tons of maintenance downtime in the second quarter of this year and we will continue to match our production to our orders. Our newsprint inventory increased approximately 27,000 metric tons compared to the end of the first quarter of 2001. Inventories have increased due to the acquisition of Alliance and in order to service our customers in Europe. Total United States demand and consumption of newsprint declined in the first quarter of 2002 compared to same period a year ago. Aggregate North American mill and customer inventories were 11% lower at March 31, 2002 compared to March 31, 2001.

Market Pulp: Bowater's average transaction price for market pulp in the first quarter of 2002 decreased 23% compared to the first quarter of 2001 and increased slightly compared to the fourth quarter of 2001. We announced a price increase of $30 per metric ton, effective May 1, 2002. Our shipments increased 46% compared to the same period last year, primarily as a result of the acquisition of Alliance and less downtime (approximately 40,000 metric tons) taken in the first quarter of 2002 compared to the first quarter of 2001. An additional 18,000 metric tons of maintenance downtime is planned for the second quarter of 2002. Our market pulp inventories increased over the quarter to end the quarter with 19 days of supply. NORSCAN producers (United States, Canada, Finland, and Sweden) took market-related downtime resulting in a 90% operating rate for the first quarter of 2002. Consequently, NORSCAN inventories decreased in March by 117,000 metric tons, to end the quarter at 1.7 million metric tons, or 29 days of supply.

Coated and Specialty Papers: Bowater's average transaction price for coated and specialty papers was 20% lower in the first quarter of 2002 compared to the first quarter of 2001 and 7% lower compared to the fourth quarter of 2001. Our coated and specialty papers shipments increased 84% compared to the same period last year, due primarily to the acquisition of Alliance. US magazine advertising pages declined compared to the first quarter of 2001 and catalog mailings (measured by Standard A mail weight) decreased compared to the same period last year.

The Division's Nuway coating facility in Covington, Tennessee commenced operations during the first quarter of 2002. The annual capacity of this facility is approximately 95,000 short tons of coated paper, which will consume approximately 70,000 metric tons of newsprint capacity.

Lumber: Bowater's average transaction price for lumber products increased 10% in the first quarter of 2002 compared to the first quarter of 2001. Our lumber shipments increased significantly in the first quarter of 2002 compared to the first quarter of 2001 due to the acquisition of Alliance. US housing starts in the first quarter were strong, increasing 5% in the first quarter of 2002 compared to the same period last year.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 2, 2002, the US International Trade Commission (ITC) determined that Canadian imports of softwood lumber threaten to injure the US softwood lumber industry. Following the affirmative finding of threat of material injury, we anticipate that in May 2002 the ITC will issue a notification of its finding to the US Department of Commerce, and that the Commerce Department will issue orders applicable to softwood lumber imported into the United States from Canada, imposing antidumping duties of 8.43% and countervailing duties, applicable to softwood lumber imported from all provinces except Nova Scotia and New Brunswick, of 18.79%. These duties will be payable in cash. The final amount and effective date of countervailing and antidumping duties that may be assessed on Canadian softwood lumber exports to the U.S. cannot be determined at this time and will depend on determinations yet to be made by the ITC and any reviewing courts, North American Free Trade Agreement or World Trade Organization panels to which those determinations may be appealed. Through the first quarter of 2002, Bowater had accrued approximately $7.9 million in anticipation of these duties for periods prior to April 2002 and any adjustments resulting from a change in the countervailing and antidumping duty rates will be made prospectively.

                             DIVISIONAL PERFORMANCE

On September 24, 2001, Bowater completed the purchase of Alliance. As a result of the acquisition, we have four reportable segments: the Newsprint Division, the Coated and Specialty Papers Division, the Forest Products Division and the Canadian Forest Products Division. Segment information for the three-month period ending March 31, 2001, has been reclassified to reflect the change to four reportable segments.

SALES BY DIVISION (1)
--------------------------------------------------------------
                                          THREE MONTHS ENDED
                                               MARCH 31,
                                        ----------------------
(In millions)                              2002        2001
--------------------------------------------------------------
Newsprint Division                      $  329.7     $  366.4
Coated and Specialty Papers Division       115.4        138.7
Forest Products Division                    21.9         16.7
Canadian Forest Products Division          171.2         98.8
Corporate & eliminations                   (16.2)       (15.7)
                                        ----------------------
    Total sales                         $  622.0     $  604.9
--------------------------------------------------------------

OPERATING INCOME (LOSS) BY DIVISION (1)
--------------------------------------------------------------
                                          THREE MONTHS ENDED
                                               MARCH 31,
                                        ----------------------
(In millions)                              2002        2001
--------------------------------------------------------------
Newsprint Division                      $   (5.0)    $   61.1
Coated and Specialty Papers Division        (5.9)        18.5
Forest Products Division                     0.3         (0.2)
Canadian Forest Products Division            8.1         21.0
Special items                               75.0         (5.8)
Corporate & eliminations                   (22.2)        (5.0)
                                        ----------------------
    Total operating income              $   50.3     $   89.6
--------------------------------------------------------------
(1) Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in "Corporate & eliminations."

Newsprint Division: The results for this Division for the first three months of 2002 include the Coosa Pines, Alabama facility, acquired as part of the acquisition of Alliance. Sales for the Division decreased $36.7 million, from $366.4 million for the first quarter of 2001 to $329.7 million for the first quarter of 2002. This decrease is primarily the result of lower shipments of newsprint ($36.7 million) and lower transaction prices for newsprint ($53.2 million), market pulp ($23.9 million) and uncoated specialty paper ($4.9 million). These decreases were partially offset by the addition of the Coosa Pines, Alabama facility and higher shipments of uncoated specialty paper ($8.3 million) and market pulp ($6.3 million). See the previous discussion of product line results.

Operating income for the first quarter of 2002 decreased $66.1 from $61.1 million for the first quarter of 2001 to an operating loss of $5.0 million for the first quarter of 2002. Lower shipments ($5.3 million, primarily newsprint) and lower transaction prices for newsprint ($53.2 million), market pulp ($23.9 million) and uncoated specialty paper ($4.9 million) account for the majority of this decrease. These decreases were partially offset by lower operating costs ($19.3 million) due to lower maintenance, fiber and wood costs, and a favorable Canadian dollar exchange rate compared to the same period of 2001.

Coated and Specialty Papers Division: Sales for the Division decreased $23.3 million, from $138.7 million

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


for the first quarter of 2001 to $115.4 million for the first quarter of 2002. This decrease was primarily due to lower transaction prices for coated and specialty papers ($17.9 million), market pulp ($7.9 million) and newsprint ($6.2 million). Increased shipments ($8.7 million, primarily coated and specialty papers and market pulp) partially offset this decrease. See the previous discussion of product line results.

Operating income decreased $24.4 million from $18.5 million for the first quarter of 2001 to an operating loss of $5.9 million for the first quarter of 2002. This decrease was primarily the result of lower transaction prices for coated and specialty papers ($17.9 million), market pulp ($7.9 million) and newsprint ($6.2 million). Lower operating costs ($8.0 million) as a result of lower fiber and wood costs and lower chemical and fuel costs partially offset this decrease.

Forest Products Division: Sales for the Division increased $5.2 million, from $16.7 million for the first quarter of 2001 to $21.9 million for the first quarter of 2002. This increase is primarily the result of higher lumber transaction ($1.5 million) and timber transaction prices ($1.9 million) and higher lumber shipments ($7.0 million). This increase was partially offset by lower timber shipments ($5.8 million). See the previous discussion of product line results.

Operating income for the Division increased $0.5 million from an operating loss of $0.2 million for the first quarter of 2001 to operating income of $0.3 million for the first quarter of 2002. This increase was due primarily to higher lumber ($1.5 million) and timber ($1.9 million) transaction prices and lower operating costs ($3.7 million), partially offset by lower timber shipments ($5.8 million). Operating costs for the Division were lower in the first quarter of 2002 compared to the same period last year due to a charge for pine beetle damage incurred in the first quarter of 2001 and lower labor and silviculture expenses in the first quarter of 2002.

The continuing drought in the U.S. Southeast is contributing to conditions that allow the southern pine beetle to flourish and expand the range of its infestation. For the first quarter of 2002, Bowater did not incur any charges related to pine beetle damage. If these conditions continue, we may incur additional charges related to beetle damage. During the first quarter of 2001, we recorded a charge of $2.1 million for damages.

Canadian Forest Products Division: This Division was formed as a result of the Alliance acquisition. In addition to the Alliance facilities in Canada, several existing facilities owned by Bowater were transferred to this Division. Sales for the Division increased $72.4 million, from $98.8 million for the first quarter of 2001 to $171.2 million for the first quarter of 2002. This increase is primarily the result of the acquisition of Alliance in September 2001, partially offset by lower newsprint transaction prices ($22.3 million).

Operating income decreased $12.9 million, from $21.0 million for the first quarter of 2001 to $8.1 million for the first quarter of 2002. This decrease was primarily the result of lower newsprint transaction prices ($22.3 million, partially offset by lower manufacturing costs ($8.4 million) and the acquisition of Alliance.

Special Items: In January 2002, Bowater completed the sale of approximately 116,000 acres of timberlands for aggregate consideration of $104.2 million, comprised of approximately $5.1 million in cash and $99.1 million in notes receivable. In March 2002, we monetized the $99.1 million notes receivable for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $73.9 million. Also in the first quarter of 2002, we had other asset sales resulting in a pre-tax gain of $1.1 million. In April 2001, Bowater reached a final settlement in connection with the sale of GNP to Inexcon. As a result, we recognized a pre-tax charge of $5.8 million in the first quarter of 2001.

Corporate & Eliminations: The elimination of intersegment sales increased $0.5 million, comparing the first quarter of 2002 to the first quarter of 2001. Corporate expenses increased $17.2 million due primarily to benefits recognized for stock-based compensation ($14.5 million) during the first quarter of 2001.

                     INTEREST AND OTHER INCOME AND EXPENSES

Interest expense increased $6.6 million from $35.2 million for the first quarter of 2001 to $41.8 million for the first quarter of 2002. This increase was attributable to an increase in debt associated with the acquisition of Alliance. Interest income decreased $2.6 million from $3.6 million for the first quarter of 2001 to $1.0 million for the first quarter of 2002. This decrease is due primarily to the sale of a note receivable in June 2001.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Also in the first quarter of 2002, Bowater recorded a foreign exchange gain of $1.1 million compared to a gain of $4.8 million in the first quarter of 2001. The majority of our exchange gain (loss) amounts is attributable to the revaluation of unhedged foreign denominated liabilities into United States dollars.

Bowater's effective tax rate for the first quarter of 2002 was (11.4)% versus 32.6% for the prior year's first quarter. The lower rate in 2002 was primarily the result of a one-time tax benefit arising from an IRS settlement ($2.8 million) and an on-going tax benefit ($3.8 million) related to our $600 million notes financing transaction completed in the fourth quarter of 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

Bowater's cash and cash equivalents decreased to $14.7 million at March 31, 2002, from $28.3 million at December 31, 2001. We used cash from operations of $61.5 million, generated $34.1 million of cash from investing activities, and generated $13.8 million of cash from financing activities.

CASH FROM OPERATING ACTIVITIES:
During the first three months of 2002, Bowater's operations used $61.5 million of cash compared to the generation of $111.4 million of cash during the first three months of 2001, a decrease of $172.9 million. Lower operating income ($120.1 million, excluding gain on asset sales) and higher working capital needs ($66.4 million) accounted for the majority of the decrease in 2002. Operating cash flows for the first quarter of 2002 include the activity of the Alliance operations.

CASH FROM INVESTING ACTIVITIES:
Cash generated from investing activities during the first three months of 2002 totaled $34.1 million, compared with cash used of $68.3 million during the first three months of 2001. The first quarter of 2002 includes the net cash proceeds of $88.1 million from the monetization of a note receivable and $16.1 million from the sale of assets. Capital expenditures increased $2.1 million for the first quarter of 2002 compared to the first quarter of 2001.

CASH FROM FINANCING ACTIVITIES:
Cash generated from financing activities was $13.8 million for the first three months of 2002 compared to $47.6 million of cash used during the first three months of 2001. During the first three months of 2002, Bowater received proceeds of $26.4 million (net of payments of $228.0 million) from its short-term credit facilities. In the first three months of 2001, we paid $32.6 million (net of proceeds of $163.1 million) under our short-term credit facilities. Also in the first three months of 2002, we made payments on long-term borrowings amounting to $2.4 million compared with payments of $0.2 million during the first three months of 2001.

Cash dividends paid in the first three months of 2002 decreased $0.2 million from the prior year period.

CREDIT ARRANGEMENTS:
Bowater has available credit facilities with various banks that provide for borrowings up to $900.0 million. The credit facilities consist of a $450.0 million 364-day credit facility, a $350.0 million five-year facility and a $100.0 million 364-day credit facility of a wholly-owned subsidiary, Bowater Canadian Forest Products Inc. At March 31, 2002, $368.0 million was outstanding under these facilities and approximately $67.3 million outstanding letter of credit agreements, of which $21.0 million was committed against our credit facilities.

In April 2002, Bowater entered into a commitment for a $300.0 million three-year term loan and a $500.0 million three-year revolving credit facility. Bowater expects to close on these commitments in May 2002. The new three-year term loan and credit facility will be used to refinance the current $350.0 million five-year facility and the $450.0 million 364-day credit facility. The $300.0 million three-year term loan requires annual repayments of $60.0 million at the end of year one, $60.0 million at the end of year two and $180.0 million at the end of year three. The $500.0 million revolving credit facility is due three years from the effective date of the agreement.

Bowater believes that cash generated from operations and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations and capital expenditures for the next 12 months.

                         OFF-BALANCE SHEET ARRANGEMENTS

A detailed discussion of our off-balance sheet arrangements is included under the caption "Off-Balance Sheet Arrangements," in Item 7 of our annual report on Form 10-K for the year ended December 31, 2001.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In January 2002, Bowater sold approximately 116,000 acres of timberlands for aggregate consideration of $104.2 million, comprised of approximately $5.1 million in cash and $99.1 million in notes receivable. In March 2002, we monetized the notes receivable using a qualified special purpose entity (QSPE) set up in accordance with the Financial Accounting Standards Board's SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and received net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $73.9 million. The QSPE is not consolidated with Bowater in Bowater's financial statements. The business purpose of the QSPE is to hold the notes receivable and issue debt securities to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by a letter of credit issued by a third party financial institution. As of March 31, 2002, Bowater's retained interest in the QSPE is $10.6 million. As of March 31, 2002, the QSPE had total assets of $100.1 million and total obligations of $89.2 million.

                              ACCOUNTING STANDARDS

Bowater adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. In connection with SFAS No. 142's transitional goodwill impairment evaluation, Bowater is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. We are currently evaluating our goodwill and, in accordance with SFAS No. 142, have six months to determine if any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle. Because of the extensive effort needed to perform the transitional goodwill impairment evaluation, it is not practicable to reasonably estimate the impact of adopting SFAS No. 142 on our consolidated financial statements. We will complete this assessment by June 30, 2002. As of March 31, 2002, we had unamortized goodwill in the amount of $843.0 million and no intangible assets with indefinite useful lives (pending the final valuation of the Alliance acquisition).

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligation." This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Bowater will adopt the Statement effective January 1, 2003, and is currently assessing the impact on its operations.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for Bowater). The FASB's new rules on asset impairment supersede FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provide a single accounting model for long-lived assets to be disposed of. Bowater adopted the Statement effective January 1, 2002, and does not expect this standard to have a material impact on future financial statements or results of operations.

ITEM 3.  MARKET RISK

Bowater's market risk disclosure included in its 2001 Form 10-K, Part II, Item 7A, is still applicable as of March 31, 2002. We have updated the disclosure concerning our Canadian dollar forward and range forward contracts, which is included in Footnote 9 in this Form 10-Q.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits (numbered in accordance with Item 601 of
                  Regulation S-K):

         Exhibit No.   Description
         -----------   -----------

         10.1 Amendment No. 1 dated December 12, 2001 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999.

         10.2 Amendment No. 2 dated May 3, 2002 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated February 26, 1999.

         10.3 Amendment No. 1 dated November 1, 2001 to the Bowater Incorporated Deferred Compensation Plan for Outside Directors.

         12.1 Statement regarding Computation of Ratio of Earnings to Fixed Charges.



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



                                               BOWATER INCORPORATED

                                               By /s/  David G. Maffucci
                                                  ------------------------------
                                                  David G. Maffucci
                                                  Senior Vice President and
                                                  Chief Financial Officer



                                               By /s/  Michael F. Nocito
                                                  ------------------------------
                                                  Michael F. Nocito
                                                  Vice President and Controller





Dated:   May 14, 2002

                                INDEX TO EXHIBITS



Exhibit No.       Description
-----------       -----------

    10.1 Amendment No. 1 dated December 12, 2001 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999.

    10.2 Amendment No. 2 dated May 3, 2002 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated February 26, 1999.

    10.3 Amendment No. 1 dated November 1, 2001 to the Bowater Incorporated Deferred Compensation Plan for Outside Directors.

    12.1          Statement regarding Computation of Ratio of Earnings to Fixed
                  Charges.