Form 10-K/A
period 2001-12-31
BOWATER INC
filed 2002-08-14
CIK 743368

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

                                 (864) 271-7733
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------  -----------------------------------------
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

                                EXPLANATORY NOTE

Bowater announced on July 11, 2002, that as a result of a mathematical error in a computer model used for calculating the gain on the sale of timberlands, the company will reduce previously reported after tax gains on two timberland sales, by $2.7 million, or $0.05 per diluted share, for the fourth quarter of 2001, and by $2.1 million, or $0.04 per diluted share, for the first quarter of 2002, representing approximately 5% of the total gain on each transaction. This amendment includes in Item 6, 7 and 8 of Part II such restated consolidated financial statements and other information for the year ended December 31, 2001. Information regarding the effect of the restatement on Bowater's financial statements is included in Note 2 of the notes to consolidated financial statements.

                                TABLE OF CONTENTS


Bowater Incorporated

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------

PART I.
Item 1.        Business                                                                                          1
Item 2.        Properties                                                                                       10
Item 3.        Legal Proceedings                                                                                10
Item 4.        Submission of Matters to a Vote of Security Holders                                              10
               Executive Officers of the Registrant as of March 5, 2002                                         10
------------------------------------------------------------------------------------------------------------------


PART II.
Item 5.        Market for the Registrant's Common Equity and Related Stockholders Matters                       12
Item 6.        Selected Financial Data (Restated)                                                               13
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations,
               (Restated)                                                                                       14
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                                       30
Item 8.        Financial Statements and Supplementary Data (Restated)                                           30
Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure             65
------------------------------------------------------------------------------------------------------------------


PART III.
Item 10.       Directors and Executive Officers of the Registrant                                               65
Item 11.       Executive Compensation                                                                           65
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                   65
Item 13.       Certain Relationships and Related Transactions                                                   65
------------------------------------------------------------------------------------------------------------------


PART IV.
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  66
               Signatures                                                                                       73
------------------------------------------------------------------------------------------------------------------

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

The Newsprint Division, headquartered in Greenville, South Carolina, consists of the following manufacturing facilities:

         - the Calhoun Operation and Calhoun Newsprint Company ("CNC") (CNC is owned approximately 51% by Bowater and approximately 49% by Herald Company, Inc.) located in Calhoun, Tennessee;
         -        the Coosa Pines Operation located in Coosa Pines, Alabama;
         - Bowater Mersey Paper Company Limited ("Mersey Operation") (which is owned 51% by Bowater and 49% by The Washington Post Company) located in Liverpool, Nova Scotia;
         -        the Thunder Bay Operation located in Thunder Bay, Ontario;
         - Ponderay Newsprint Company ("Ponderay Operation") (an unconsolidated partnership in which Bowater has a 40% interest and, through a wholly-owned subsidiary, is the managing partner; the balance of the partnership is held by subsidiaries of five newspaper publishers) located in Usk, Washington;
         -        the Grenada Operation located in Grenada, Mississippi; and
         -        the Mokpo Operation, located in Mokpo, South Korea.

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

The Forest Products Division, headquartered in Cleveland, Tennessee, consists of three manufacturing facilities:
         -        Albertville Sawmill in Albertville, Alabama;
         - Bowater Mersey Paper Company Limited Oakhill Sawmill (which is owned 51% by Bowater and 49% by The Washington Post) located in Bridgewater, Nova Scotia; and
         -        Westover Sawmill, located in Westover, Alabama.

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

The Canadian Forest Products Division, headquartered in Montreal, Quebec, consists of the following manufacturing facilities:

         - Bowater Maritimes Inc. ("Dalhousie Operation") (which is owned 67% by Bowater, 25% by Oji Paper Co., Ltd. and 8% by Mitsui & Co., Ltd.) located in Dalhousie, New Brunswick;
         -        the Gatineau Operation, located in Gatineau, Quebec;
         -        the Donnacona Operation, located in Donnacona, Quebec;
         -        the Dolbeau Operation, located in Dolbeau, Quebec;
         - nine sawmills located in Quebec and one sawmill located in New Brunswick; and
         -        one wood treating facility located in Quebec.

The Canadian Forest Products Division is responsible for marketing Bowater's Canadian lumber production, managing certain of our timberlands, managing wood procurement for the division's manufacturing facilities previously listed and selling non-strategic timberlands in Quebec and New Brunswick.

See Note 25 to Bowater's Consolidated Financial Statements for financial information regarding segment operations and revenues and long-lived assets by country.

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

As with other global commodities, the competitive position of Bowater's products is significantly affected by the volatility of currency exchange rates. See "Quantitative and Qualitative Disclosures About Market Risk" on page 30 of this Form 10-K/A. We have operations in the United States, Canada and South Korea, with several of our primary competitors located in Canada, Sweden and Finland. Accordingly, the relative rates of exchange between those countries' currencies and the United States dollar can have a substantial effect on our ability to compete. In addition, the degree to which we compete with foreign producers depends in part on the level of demand abroad. Shipping costs generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.

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

RAW MATERIALS AND ENERGY

The manufacture of pulp and paper requires significant amounts of wood and energy. We obtain the wood we need for pulp, paper and lumber production from property we own or lease, or on which we possess cutting rights, or by purchase from local producers. We also use recovered paper as raw material when producing recycled-content paper grades. See "Forest Products" and "Recycling Capability" on pages 5 and 6 of this Form 10-K/A for information regarding our procurement and use of raw materials.

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

ENVIRONMENTAL MATTERS

Information regarding environmental matters is included on pages 25-26 of this Form 10-K/A.

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

All of our pulp and paper mills utilize process wastes or by-products to produce energy instead of sending the wastes to landfills. Bowater operates recycled (de-inked) fiber plants at six of our mills, diverting over 1.0 million short tons of recovered paper from municipal landfills annually. See "Recycling Capability" on page 6 of this Form 10-K/A.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements that are not reported financial results or other historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-K/A, each of Bowater's annual reports to shareholders, Forms 10-K, 10-Q and 8-K, proxy statements, prospectuses and any other written or oral statement made by or on behalf of Bowater after the filing of this Form 10-K/A may include forward-looking statements including, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to:

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

ITEM 2. PROPERTIES

Information regarding Bowater's owned properties is included in Item 1, "Business" of this Form 10-K/A.

In addition to the properties that we own, we also lease under long-term leases certain timberlands, office premises and office and transportation equipment and have cutting rights with respect to certain timberlands. Information regarding timberland leases, operating leases and cutting rights is included in Note 24 of the Consolidated Financial Statements in this Form 10-K/A.

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

Price ranges of Bowater's Common Stock during 2001 and 2000 as reported on the New York Stock Exchange were:

--------------------------------------------------------------------------------
                                2001                              2000
                        HIGH            LOW               HIGH            LOW
--------------------------------------------------------------------------------
First quarter          $58.75          $45.81            $59.56          $41.88
Second quarter         $52.50          $42.65            $58.75          $43.69
Third quarter          $48.20          $40.30            $55.50          $44.19
Fourth quarter         $49.94          $42.34            $58.50          $43.69
--------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------

(IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)           2001(1)       2000(1)         1999(1)       1998(1)           1997
                                             As Restated (8)
------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Sales                                            $2,454.3       $2,500.3       $2,311.7       $2,142.7        $1,598.9
Operating income(2)                                 313.4          363.3          244.0          162.1           136.5
Net income (loss)                                    70.5          159.4           78.7          (18.5)           53.7
Diluted earnings (loss) per common share             1.32           3.02           1.41          (0.44)           1.25
Dividends declared per common share(3)               0.80           0.80           0.80           0.80            0.80
------------------------------------------------------------------------------------------------------------------------
PRODUCT SALES INFORMATION
Newsprint(4)                                     $1,438.7       $1,421.5       $1,282.2       $1,108.8        $  730.8
Coated and specialty papers                         479.6          428.4          363.9          440.3           381.7
Directory paper                                        --             --           89.4          173.5           178.9
Market pulp                                         403.9          546.3          434.2          272.1           172.7
Lumber and other wood products                      132.1          104.1          142.0          148.0           134.8
------------------------------------------------------------------------------------------------------------------------
                                                 $2,454.3       $2,500.3       $2,311.7       $2,142.7        $1,598.9
------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Timber and timberlands                           $  227.7       $  265.2       $  283.2       $  472.8        $  394.0
Fixed assets, net                                 3,818.4        2,981.1        2,581.3        2,885.2         1,554.5
Total assets                                      5,761.0        5,004.1        4,552.2        5,092.0         2,745.8
Total debt                                        2,242.7        1,931.1        1,505.1        1,830.8           758.9
Total capitalization(5)                           4,349.9        3,851.8        3,397.4        3,736.6         2,038.3
------------------------------------------------------------------------------------------------------------------------
ADDITIONAL INFORMATION
Percent return on average common equity               3.7%           8.9%           4.5%          (1.4)%           4.5%
Total debt as a percentage of total
  capitalization(6)                                  50.4%          48.6%          42.1%          46.3%           37.2%
Total debt as a percentage of shareholders'
    equity(6)                                       105.9%         101.1%          85.0%          92.3%           65.8%
Effective tax rate                                   40.7%          29.4%          45.9%         166.0%           37.0%
Cash flow from operations                        $  372.8       $  416.6       $  147.0       $  274.1        $  195.6
Cash invested in fixed assets, timber and
  timberlands                                    $  246.8       $  283.2       $  198.5       $  223.2        $   99.6
Book value - common shareholders'
  equity per common share                        $  35.65       $  34.84       $  33.10       $  32.31        $  27.99
Common Stock price range - low                   $  40.30       $  41.88       $  36.94       $  31.19        $  36.88
                         - high                  $  58.75       $  59.56       $  60.56       $  60.50        $  57.00
Shareholders of record(7)                           5,900          4,900          5,200          5,600           5,200
Employees                                           9,400          6,400          6,400          8,300           5,000
------------------------------------------------------------------------------------------------------------------------

(1) In 2001, we acquired Alliance Forest Products Inc. In 2000, we acquired Newsprint South, Inc. In 1999, we sold Great Northern Paper, Inc. In 1998, we acquired Avenor Inc. and a South Korean newsprint mill.
(2) Operating income includes pre-tax net gain on sale of assets of $163.3 million, $7.3 million, $225.4 million, $21.1 million and $0.8 million for the years 2001, 2000, 1999, 1998 and 1997, respectively. Operating income for 1999 and 1998 also includes a pre-tax impairment charge of $92.0 million and $119.6 million, respectively.
(3)      Dividends are declared quarterly.
(4) Newsprint sales do not include shipments from Ponderay Newsprint Company, an unconsolidated entity.
(5) Total capitalization includes total debt, minority interests in subsidiaries and shareholders' equity.
(6) In 2001, 2000, 1999 and 1998, this ratio excludes the revaluation of debt due to acquisitions totaling $102.3 million, $113.2 million, $128.6 million and $190.6 million, respectively.
(7)      This includes holders of Bowater Common Stock and Bowater Exchangeable
         Shares.
(8) See Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 regarding the restatement of financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is useful in understanding Bowater's operating results, cash flows and financial condition for the three years ended December 31, 2001. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Bowater's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of this Form 10-K/A and from time to time, in Bowater's other filings with the Securities and Exchange Commission.

Information regarding the effect of the restatement on Bowater's financial statements is included in Note 2 of the notes to consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on our Consolidated Financial Statements. A summary of our significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments.

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

Our judgments are based on management's assessment as to the effect certain estimates, assumptions or future trends or events may have on the financial condition and results of operations reported in our Consolidated Financial Statements. It is important that the reader of our financial statements understand that actual results could differ from these estimates, assumptions and judgments.

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

PENSION AND OTHER NONPENSION POSTRETIREMENT BENEFITS. Bowater engages an independent actuarial firm to perform an actuarial valuation of the fair values of our postretirement plans' assets and benefit obligations. Management provides the actuarial firm with certain assumptions that have a significant effect on the fair value of the assets and obligations such as the:

- weighted average discount rate - used to arrive at the net present value of the obligation;
- return on assets - used to estimate the growth in invested asset value available to satisfy certain obligations;
- salary increases - used to calculate the impact future pay increases will have on postretirement obligations; and
- medical cost inflation - used to calculate the impact future medical costs will have on postretirement obligations.

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

- For fixed assets acquired in an acquisition, management engages an independent valuation firm to perform a valuation of the fixed assets acquired and to assist in the determination of the remaining useful lives. Management and the independent valuation firm believe the assumptions and the assigned useful lives are reasonable under the circumstances. However, different valuation assumptions and assigned lives could have a significant impact on the amounts reported through our Consolidated Statement of Operations.

- For fixed assets used in our operations, a review is performed for impairment whenever events or changes in circumstances indicate that the net book value may not be recovered.

- We assess the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on management's assumptions of projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. Differences in assumptions regarding discount rates or projecting future operating cash flows could have a significant impact on the determination of the impairment amount and the liability reported through our Consolidated Statement of Operations. On January 1, 2002, Bowater adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and thereafter on a periodic basis. Effective January 1, 2002, Bowater will no longer amortize its goodwill. Bowater recorded goodwill amortization of $23.9 million in 2001, $23.8 million in 2000 and $22.5 million in 1999.

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

Bowater's net income for 2001 was $70.5 million, or $1.32 per diluted share, compared with net income of $159.4 million, or $3.02 per diluted share, in 2000.

Operating income in 2001 was $313.4 million on sales of $2.5 billion, compared with $363.3 million on sales of $2.5 billion in 2000. In 2001, operating income includes a net gain on sale of assets of $163.3 million compared to $7.3 million in 2000. Excluding the gain on sale of assets, operating income decreased $205.9 million from 2000 to 2001. This decrease was due to lower transaction prices for market pulp ($157.1 million) and coated groundwood paper ($24.7 million), lower shipments ($31.4 million, primarily newsprint and timber products) and higher operating costs. Operating costs for 2001 were higher ($58.3 million) compared to 2000 due to more maintenance and market-related downtime and higher costs for chemicals, fuel, and repair materials. These increases in operating costs were partially offset by lower prices for recovered paper (old newspapers and magazines) and a lower Canadian dollar exchange rate. These negative operating income variances were partially offset by higher transaction prices for newsprint ($47.1 million) and lower selling, general and administrative expenses ($18.1 million). Presented below is a discussion of each significant product line, followed by a discussion of the results of each of the divisions.

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

DIVISIONAL PERFORMANCE

--------------------------------------------------------------------------------
                                      SALES (1)         SEGMENT INCOME (LOSS)(1)
--------------------------------------------------------------------------------
(In millions)                     2001        2000           2001         2000
                                                        (AS RESTATED)
--------------------------------------------------------------------------------
Newsprint                       $1,412.0    $1,464.7       $  113.7     $ 236.6
Coated and Specialty Papers        516.4       586.9           25.7       136.1
Canadian Forest Products(2)        525.2       419.8           77.6        58.1
Forest Products                    285.0       334.0           (3.1)       15.0
Special items                         --          --          163.3         7.3
Corporate & other eliminations    (284.3)     (305.1)         (63.8)      (89.8)
--------------------------------------------------------------------------------
Total                           $2,454.3    $2,500.3       $  313.4     $ 363.3
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

(2) Countervailing and antidumping duties, which were imposed by the US International Trade Commission on imports of Canadian softwood lumber, are included as a component of distribution costs and are not presented as a separate component against sales. We have accrued approximately $5.1 million in 2001 related to these lumber duties.

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

CANADIAN FOREST PRODUCTS DIVISION. Sales increased $105.4 million in 2001 compared to 2000, from $419.8 million to $525.2 million. This increase is due primarily to the acquisition of Alliance. Higher newsprint prices ($12.8 million) were offset by lower newsprint shipments ($11.5 million). See the previous discussions of newsprint, specialty paper and lumber product line results. Segment income increased $19.5 million in 2001 compared to 2000, from $58.1 million to $77.6 million. This increase is due primarily to the acquisition of Alliance, higher newsprint prices ($12.8 million) and lower manufacturing costs ($3.5 million), offset by lower shipments ($2.7 million).

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

SPECIAL ITEMS. During 2001, Bowater sold fixed assets and timberlands resulting in a net pre-tax gain of $163.3 million. This gain is primarily the result of a land sale completed in the fourth quarter of 2001 and a note monetization completed in the second quarter of 2001 related to a 1999 land sale (see Note 6. "Net Gain on Sale of Assets"). During 2000, Bowater sold fixed assets and timberlands resulting in a pre-tax gain of $7.3 million.

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

FOURTH QUARTER OF 2001

Net income in the fourth quarter of 2001 was $16.0 million, or $0.28 per diluted share, on sales of $705.4 million. This compares to net income in the fourth quarter of 2000 of $58.5 million, or $1.12 per diluted share, on sales of $658.0 million.

Operating income for the fourth quarter of 2001 was $61.9 million compared to $99.0 million for the fourth quarter of 2000. In the fourth quarter of 2001, operating income included a gain on sale of assets of $79.8 million compared to $3.9 million in the fourth quarter of 2000. Excluding these asset sales, operating income decreased $113.0 million. This decrease is primarily the result of lower transaction prices for market pulp ($59.0 million), newsprint ($53.7 million) and coated groundwood paper ($12.8 million) and lower overall shipments ($6.1 million). Operating costs for the fourth quarter of 2001 were also higher ($7.0 million) due to more maintenance and market-related downtime and higher costs for chemicals and repair materials. Lower recovered paper prices and lower hedging losses partially offset the higher costs. Selling, general and administrative expenses were also lower ($13.0 million) primarily due to the effects of our stock-based compensation programs.

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

SHORT-TERM FUNDING AND CONTRACTUAL/COMMERCIAL COMMITMENTS

Bowater believes that cash generated from operations, proceeds from the expected note monetization described below and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations and capital expenditures for the next 12 months, and approved capital projects extending beyond 12 months.

As of December 31, 2001, Bowater has available borrowings on our short-term bank debt - credit facilities as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                                                        12/31/2001
                                                       Amount          Commitment      Termination        Average
Short-Term Bank Debt                  Commitment    Outstanding         Available         Date        Interest Rate(1)
------------------------------------------------------------------------------------------------------------------------
Operating line of credit                $ 10.0         $  0.4            $  9.6         On demand           2.90%
364-day credit facility                  450.0           50.3             399.7           6/19/02(2)        2.46%
Five-year facility                       350.0          291.0              59.0           6/24/03           2.54%
BCFPI 364-day credit facility            100.0             --              84.2          10/25/02(2)          --
------------------------------------------------------------------------------------------------------------------------
                                        $910.0         $341.7            $552.5
------------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------
                                                                   Less than 1                       After 3
 (In millions)                                         Total           Year         1-3 Years         Years
---------------------------------------------------------------------------------------------------------------
 Long-term debt, including current installments       $1,901.0        $73.0           $ 50.4         $1,777.6
 Short-term bank debt                                    341.7          0.4            341.3               --
 Non-cancelable operating lease obligations               53.8          9.1             20.1             24.6
---------------------------------------------------------------------------------------------------------------
 Total contractual obligations                        $2,296.5        $82.5           $411.8         $1,802.2
---------------------------------------------------------------------------------------------------------------

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

Other Commitments:

-----------------------------------------------------------------------------------------------
                                                    Amount of Commitment Expiration Per Period
-----------------------------------------------------------------------------------------------
                                    Total Amounts   Less than 1
(In millions)                         Committed        Year         1-3 Years      Over 3 Years
-----------------------------------------------------------------------------------------------
Off-balance sheet debt guarantees     $ 61.7           $  --         $  --           $61.7
Standby letters of credit               70.3            13.5          56.8              --
-----------------------------------------------------------------------------------------------
                                      $132.0           $13.5         $56.8           $61.7
-----------------------------------------------------------------------------------------------

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

TIMBERLAND SALES. In connection with certain timberland sales transactions, Bowater received a portion of the sale proceeds in notes receivable. Bowater monetized these notes receivable using qualified special purpose entities ("QSPEs") set up in accordance with the Financial Accounting Standards Board's (the "FASB") SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The more significant aspects of the QSPEs are as follows:

         - The QSPEs are not consolidated with Bowater in Bowater's financial statements. The business purpose of the QSPEs is to hold the notes receivable and issue debt securities to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by letters of credit issued by a third party financial institution.

         - Bowater records gains or losses on the monetization of the notes receivable through the QSPEs. The amount of the gain or loss is determined based on the original carrying amount of the notes, allocated between the assets monetized and the retained interests based on their relative fair value at the date of the monetization.

         - Bowater's retained interest consists principally of net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued to third parties) and a cash reserve account. Fair values of the retained interest are estimated based on the present value of future excess cash flows to be received over the life of the notes, using management's best estimate of key assumptions, including credit risk and discount rates.

         - The cash reserve accounts are established at inception and are required to meet specified minimum levels throughout the life of the debt issued by the QSPEs to third party investors. Any excess cash flows revert back to Bowater on a quarterly or semi-annual basis. The cash reserve accounts revert back to Bowater at the maturity date of the third party debt.

         - Bowater may be required to make capital contributions to the QSPEs from time to time in sufficient amounts so that the QSPEs will be able to comply with their covenants regarding the payment of taxes, maintenance as entities in good standing, transaction fees of the transaction, contractual indemnification of the collateral agent and certain other parties, and the maintenance of specified minimum amounts in the cash reserve account. Notwithstanding these covenants, because of the expected net available cash flow to the QSPEs (interest and principal on notes receivable backed by letters of credit will be in excess of interest and principal on debt securities), Bowater does not expect to be required to make additional capital contributions.

         - Bowater currently guarantees approximately $11.7 million, representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of the QSPEs. This guarantee is reduced annually by approximately $0.5 million based on annual principal repayments on the investor notes of $2.0 million through 2008. The remaining investor notes principal amount is to be repaid in 2009.

The following summarizes our transactions with QSPEs as of December 31, 2001(in millions):

----------------------------------------------------------------------------------------------------------------------
                                                  Bowater's Retained    Total Assets     Total      Excess of Assets
Qualified Special Purpose Entity                       Interest                       Obligations   over Obligations
                                                    (As Restated)
----------------------------------------------------------------------------------------------------------------------
Calhoun Note Holdings AT & TI LLCs                      $12.5              $150.4       $127.1          $23.3
Bowater Catawba Note Holdings I & II LLCs                 9.8               118.0        104.8           13.2
Timber Note Holdings LLC                                  3.1                53.5         46.9            6.6
----------------------------------------------------------------------------------------------------------------------
                                                        $25.4              $321.9       $278.8          $43.1
----------------------------------------------------------------------------------------------------------------------

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

The aggregate purchase price to Alliance shareholders was $485.9 million. The acquisition was financed through a $500.0 million Bridge Credit Agreement dated July 2, 2001. The borrowings under this facility matured on November 6, 2001 (see Note 13 of the Consolidated Financial Statements included in this Form 10-K/A). As of September 24, 2001, the closing date of the transaction, Alliance had a total of approximately 30.3 million outstanding shares. Using the exchange ratio of .166, the 30.3 million Alliance shares resulted in the issuance of 4,179,626 shares of Bowater Common Stock ($1.00 par value) and 856,237 shares of Bowater Exchangeable Shares (no par value) for the equity consideration of $234.9 million and approximately $251.0 million in cash for the cash portion. Bowater shares were valued at $46.65 per share of Bowater Common Stock or Exchangeable Shares, which represents a six-day average (three trading days prior to April 1, 2001, the date of the definitive agreement, and three trading days after). Transaction costs of the acquisition were approximately $14.8 million, and payments to Alliance for settlement of stock options were approximately $8.1 million. The acquisition was accounted for using the purchase method of accounting in accordance with Financial Accounting Standards No. 141, "Business Combinations."

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

DIVISIONAL PERFORMANCE

-------------------------------------------------------------------------------
                                       SALES(1)        SEGMENT INCOME (LOSS)(1)
-------------------------------------------------------------------------------
  (In millions)                    2000        1999         2000          1999
-------------------------------------------------------------------------------
Newsprint                        $1,464.7    $1,368.7   $  236.6       $   19.4
Coated and Specialty Papers         586.9       499.2      136.1           72.2
Canadian Forest Products            419.8       354.8       58.1           39.6
Forest Products                     334.0       407.5       15.0           39.5
Special items                          --          --        7.3          133.4
Corporate & other eliminations     (305.1)     (318.5)     (89.8)         (60.1)
-------------------------------------------------------------------------------
Total                            $2,500.3    $2,311.7   $  363.3       $  244.0
===============================================================================

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of Bowater's 2001 acquisition of Alliance and 1998 acquisition of Avenor, approximately 42% of our pulp and paper production capacity is in Canada, with costs primarily denominated in Canadian dollars. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. Using Canadian dollar forward, range forward and option contracts, Bowater has hedged against the risk of a rising Canadian dollar. At December 31, 2001, we had $925 million of Canadian dollar contracts outstanding. Information regarding the carrying value and fair market value of the contracts is set forth on pages 49-51, Note 14, of the Consolidated Financial Statements included in this Form 10-K/A.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                        PAGE(S)
                                                                        -------
Consolidated Statement of Operations for Each of the Years in the
    Three-Year Period Ended December 31, 2001 (Restated)..............     31
Consolidated Balance Sheet at December 31, 2001 and 2000 (Restated)...     32
Consolidated Statement of Capital Accounts for Each of the Years
    in the Three-Year Period Ended December 31, 2001 (Restated).......     33
Consolidated Statement of Cash Flows for Each of the Years in the
    Three-Year Period Ended December 31, 2001 (Restated)..............     34
Notes to Consolidated Financial Statements (Restated).................  35-63
Management's Statement of Responsibility and Independent Auditors'
    Report............................................................     64

                      CONSOLIDATED STATEMENT OF OPERATIONS



--------------------------------------------------------------------------------------------------------------------------

(In millions, except per-share amounts)      Years ended December 31,          2001               2000            1999

                                                                         (AS RESTATED)(1)
--------------------------------------------------------------------------------------------------------------------------
Sales                                                                       $ 2,454.3         $ 2,500.3         $ 2,311.7
Cost of sales, excluding depreciation, amortization
    and cost of timber harvested                                              1,688.4           1,549.9           1,625.2
Depreciation, amortization and cost of timber harvested                         321.3             295.2             300.2
Distribution costs                                                              180.0             166.6             177.0
Selling and administrative expense                                              114.5             132.6              98.7
Impairment of assets                                                               --                --              92.0
Net gain on sale of assets                                                      163.3               7.3             225.4
-------------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME                                                           313.4             363.3             244.0
Other expense (income):
    Interest income                                                              (8.7)            (15.6)             (7.7)
    Interest expense, net of capitalized interest                               141.0             135.2             126.7
    Other, net                                                                   (8.0)              4.5             (30.8)
-------------------------------------------------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                           189.1             239.2             155.8
Provision for income tax expense                                                 77.0              70.3              71.5
Minority interests in net income of subsidiaries                                 41.6               9.5               5.6
-------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                                   70.5             159.4              78.7
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                                     (3.3)             (1.4)              2.8
    Minimum pension liability adjustments                                       (25.9)              1.7               7.8
    Unrealized loss on hedged transactions                                      (14.4)               --                --
-------------------------------------------------------------------------------------------------------------------------
    COMPREHENSIVE INCOME                                                    $    26.9         $   159.7         $    89.3
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic earnings per common share:
    Net income                                                              $    1.33         $    3.05         $    1.43
-------------------------------------------------------------------------------------------------------------------------
    Average common shares outstanding                                            53.0              52.3              54.2
-------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share:
    Net income                                                              $    1.32         $    3.02         $    1.41
-------------------------------------------------------------------------------------------------------------------------
    Average common and common equivalent shares outstanding                      53.3              52.8              55.0
-------------------------------------------------------------------------------------------------------------------------

(1) - See Note 2 of the accompanying Notes to the Consolidated Financial Statements regarding restatement of financial statements.

See accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------------------------
(In millions, except per-share amounts)                         At December 31,                 2001            2000
                                                                                          (AS RESTATED) (1)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                 $   28.3         $   20.0
    Marketable securities                                                                          2.1              0.4
    Accounts receivable, net                                                                     367.0            380.8
    Inventories                                                                                  250.5            161.9
    Other current assets                                                                          41.7             52.5
-----------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                    689.6            615.6
-----------------------------------------------------------------------------------------------------------------------
    Timber and timberlands                                                                       227.7            265.2
    Fixed assets, net                                                                          3,818.4          2,981.1
    Notes receivable                                                                                --            146.0
    Goodwill                                                                                     843.0            866.8
    Other assets                                                                                 182.3            129.4
-----------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                                         $5,761.0         $5,004.1
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current installments of long-term debt                                                    $   73.0         $  141.4
    Short-term bank debt                                                                         341.7            485.0
    Accounts payable and accrued liabilities                                                     437.9            314.7
    Dividends payable                                                                             10.9             10.3
-----------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                               863.5            951.4
-----------------------------------------------------------------------------------------------------------------------
    Long-term debt, net of current installments                                                1,828.0          1,304.7
    Other long-term liabilities                                                                  362.3            319.2
    Deferred income taxes                                                                        600.0            508.1
    Minority interests in subsidiaries                                                            85.2            123.6
    Commitments and contingencies                                                                   --               --
SHAREHOLDERS' EQUITY:
    Common Stock, $1 par value. Authorized 100,000,000 shares; issued 66,323,992
         and 61,913,626 shares at December 31, 2001 and 2000, respectively                        66.3             61.9
    Exchangeable Shares, no par value. Unlimited shares authorized; 2,008,588 and
         1,304,541 outstanding at December 31, 2001 and 2000, respectively                        96.0             63.5
    Additional paid-in capital                                                                 1,569.9          1,367.1
    Retained earnings                                                                            837.8            809.6
    Accumulated other comprehensive income (loss)                                                (61.6)           (18.0)
    Treasury stock at cost, 11,619,812 and 11,635,850 shares at December 31, 2001
         and 2000, respectively                                                                 (486.4)          (487.0)
-----------------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                            2,022.0          1,797.1
-----------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $5,761.0         $5,004.1
-----------------------------------------------------------------------------------------------------------------------

(1) - See Note 2 of the accompanying Notes to the Consolidated Financial Statements regarding restatement of financial statements.

See accompanying Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS


-----------------------------------------------------------------------------------------------------------------------------------
(In Millions, Except Per-Share Amounts)      Series C  Common   Exchangeable  Additional  Retained   Accumulated  Loan to  Treasury
                                            Cumulative  Stock      Shares      Paid In    Earnings     Other       ESOT     Stock
                                            Preferred                          Capital      (As        Compre-
                                              Stock                                       Restated)    hensive
                                                                                            (1)        Income
                                                                                                       (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                $   25.5  $   59.0   $  110.8     $1,230.2    $  657.4   $  (28.9)   $ (2.6)  $  (274.4)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                        --        --         --           --        78.7         --        --          --
Issuance of new Exchangeable Shares
 (1,359,620 shares)                               --        --       66.2           --          --         --        --          --
Retraction of Exchangeable Shares
 (1,471,273 shares of Common Stock issued
 and Exchangeable Shares retracted)               --       1.5      (71.6)        70.1          --         --        --          --
Redemption of Series C cumulative
 preferred stock (264,318 shares)              (25.5)       --         --           --        (0.9)        --        --          --
Dividends on:
     Common ($0.80 per share)                     --        --         --           --       (43.3)        --        --          --
     Series C ($0.56 per share)                   --        --         --           --        (0.1)        --        --          --
Reduction in loan to ESOT                         --        --         --           --          --         --       1.9          --
Foreign currency translation                      --        --         --           --          --        2.8        --          --
Stock options exercised (375,169 shares)          --       0.3         --         10.4          --         --        --          --
Tax benefit on exercise of stock options          --        --         --          4.7          --         --        --          --
Pension plan additional minimum
 liability, net of taxes of $5.0                  --        --         --           --          --        7.8        --          --
Purchase of Common Stock (2,468,969
 shares)                                          --        --         --           --          --         --        --      (109.2)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                $     --  $   60.8   $  105.4     $1,315.4    $  691.8   $  (18.3)   $ (0.7)  $  (383.6)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                        --        --         --           --       159.4         --        --          --
Retraction of Exchangeable Shares
 (859,836 shares of Common Stock issued
 and Exchangeable Shares retracted)               --       0.9      (41.9)        41.0          --         --        --          --
Dividends on Common Stock ($0.80 per
 share)                                           --        --         --           --       (41.6)        --        --          --
Reduction in loan to ESOT                         --        --         --           --          --         --       0.7          --
Foreign currency translation                      --        --         --           --          --       (1.4)       --          --
Stock options exercised (225,350 shares)          --       0.2         --          6.6          --         --        --          --
Tax benefit on exercise of stock options          --        --         --          1.9          --         --        --          --
Pension plan additional minimum
 liability, net of taxes of $0.9                  --        --         --           --          --        1.7        --          --
Stock option compensation                         --        --         --          2.2          --         --        --          --
Treasury stock used for dividend
 reinvestment plans (2,549 shares)                --        --         --           --          --         --        --         0.3
Purchase of Common Stock (2,125,900
 shares)                                          --        --         --           --          --         --        --      (103.7)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                $     --  $   61.9   $   63.5     $1,367.1    $  809.6   $  (18.0)    $  --    $ (487.0)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                        --        --         --           --        70.5         --        --          --
Issuance of new stock (4,179,626 shares
 of Common Stock and 856,237 Exchangeable
 Shares at $46.65 each)                           --       4.2       39.9        190.8          --         --        --          --
Retraction of Exchangeable Shares
 (152,190 shares of Common Stock issued
 and Exchangeable Shares retracted)               --       0.1       (7.4)         7.3          --         --        --          --
Dividends on Common Stock ($0.80 per
 share)                                           --        --         --           --       (42.3)        --        --          --
Foreign currency translation                      --        --         --           --          --       (3.3)       --          --
Stock options exercised (78,550 shares)           --       0.1         --          2.1          --         --        --          --
Tax benefit on exercise of stock options          --        --         --          0.5          --         --        --          --
Pension plan additional minimum
 liability, net of tax benefit of $14.6           --        --         --           --          --      (25.9)       --          --
Unrealized loss on hedged transactions,
 net of tax benefit of $8.8                       --        --         --           --          --      (14.4)       --          --
Stock option compensation                         --        --         --          2.1          --         --        --          --
Treasury stock used for dividend
 reinvestment plans and to pay employee
 and director benefits (16,038 shares)            --        --         --           --          --         --        --         0.6
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                $     --  $   66.3   $   96.0     $1,569.9    $  837.8   $  (61.6)    $  --    $ (486.4)
-----------------------------------------------------------------------------------------------------------------------------------

(1) - See Note 2 of the accompanying Notes to the Consolidated Financial Statements regarding restatement of financial statements.

See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------
(In millions)                                   Years ended December 31,          2001             2000            1999
                                                                              (AS RESTATED)(1)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $   70.5        $  159.4      $   78.7
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation, amortization and cost of timber harvested                         321.3           295.2         300.2
    Deferred income taxes                                                            61.2            32.9           5.5
    Minority interests in net income of subsidiaries                                 41.6             9.5           5.6
    Net gain on sale of assets                                                     (163.3)           (7.3)       (225.4)
    Payments on maturity of hedging contracts                                       (13.8)             --            --
    Write-down of assets due to impairment                                             --              --          92.0
    Changes in working capital:
         Accounts receivable, net                                                   125.5           (53.6)         12.8
         Inventories                                                                  3.7            (7.6)          5.9
         Accounts payable and accrued liabilities                                   (65.5)            5.1        (110.8)
         Income taxes payable                                                        (1.7)          (15.4)         (3.0)
    Other, net                                                                       (6.7)           (1.6)        (14.5)
-----------------------------------------------------------------------------------------------------------------------
         NET CASH FROM OPERATING ACTIVITIES                                         372.8           416.6         147.0
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions, net of cash acquired                                    (271.6)         (390.0)           --
    Cash invested in fixed assets, timber and timberlands                          (246.8)         (283.2)       (198.5)
    Purchase of assets previously leased                                               --           (24.2)           --
    Business dispositions                                                              --              --         108.0
    Dispositions of fixed assets, timber and timberlands                             15.2             7.0         336.5
    Proceeds from the monetization of notes receivable                              225.2              --          51.0
    Cash paid on maturity of economic hedging contracts                                --           (27.7)        (37.4)
    Cash invested in marketable securities                                           (2.1)          (50.7)        (10.6)
    Cash from maturity of marketable securities                                       0.4            52.5           9.7
-----------------------------------------------------------------------------------------------------------------------
         NET CASH FROM (USED FOR) INVESTING ACTIVITIES                             (279.7)         (716.3)        258.7
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividends, including minority interests                                   (119.0)          (48.3)        (60.6)
    Purchase of Common Stock                                                           --          (103.7)       (109.2)
    Short-term financing                                                          1,398.9           979.5         284.1
    Short-term financing repayments                                              (1,576.3)         (509.5)       (479.1)
    Long-term financing                                                             585.2             0.4          32.8
    Payments of long-term debt                                                     (375.9)          (30.9)        (27.6)
    Stock options exercised                                                           2.2             6.8          10.7
    Redemption of Series C preferred stock                                             --              --         (26.4)
    Redemption of 7.50% Convertible Unsecured Subordinated
       Debentures                                                                      --              --         (65.9)
    Other                                                                             0.1             0.7           1.9
-----------------------------------------------------------------------------------------------------------------------
         NET CASH FROM (USED FOR) FINANCING ACTIVITIES                              (84.8)          295.0        (439.3)
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  8.3            (4.7)        (33.6)
CASH AND CASH EQUIVALENTS:
    Beginning of year                                                                20.0            24.7          58.3
-----------------------------------------------------------------------------------------------------------------------
    End of year                                                                  $   28.3        $   20.0      $   24.7
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest, including capitalized interest of $9.5, $3.5 and $4.9              $  158.0        $  139.2      $  133.6
    Income taxes                                                                 $   14.7        $   36.4      $   51.8
-----------------------------------------------------------------------------------------------------------------------

(1) - See Note 2 of the accompanying Notes to the Consolidated Financial Statements regarding restatement of financial statements.

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying Consolidated Financial Statements include the accounts of Bowater Incorporated and Subsidiaries (collectively "Bowater"). As described more fully in Note 3, Bowater completed the acquisition of Alliance Forest Products Inc. ("Alliance") on September 24, 2001. The results of Alliance's operations have been included in the Consolidated Financial Statements since September 24, 2001. These financial statements are expressed in United States dollars except where noted and have been prepared in accordance with United States generally accepted accounting principles. All consolidated subsidiaries are wholly-owned with the exception of the following:

                                                          Percent Ownership
---------------------------------------------------------------------------
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

A pro forma reconciliation of net income and earnings per share, adjusted to exclude goodwill amortization expense, net of tax, is as follows:

-----------------------------------------------------------------------------------------------------------
(In millions, except per-share amounts)                              2001           2000           1999
-----------------------------------------------------------------------------------------------------------
Net income:
       Reported net income                                         $ 70.5        $ 159.4         $ 78.7
       Goodwill amortization, net of tax                             23.9           23.8           22.5
-----------------------------------------------------------------------------------------------------------
Adjusted net income                                                $ 94.4        $ 183.2         $101.2
-----------------------------------------------------------------------------------------------------------
Basic earnings per common share:
       Reported basic earnings per common share                    $ 1.33        $  3.05         $ 1.43
       Goodwill amortization, net of tax                             0.45           0.46           0.42
-----------------------------------------------------------------------------------------------------------
Adjusted basic earnings per common share                           $ 1.78        $  3.51         $ 1.85
-----------------------------------------------------------------------------------------------------------
Diluted earnings per common share:
       Reported diluted earnings per common share                  $ 1.32        $  3.02         $ 1.41
       Goodwill amortization, net of tax                             0.45           0.45           0.41
-----------------------------------------------------------------------------------------------------------
Adjusted diluted earnings per common share                         $ 1.77        $  3.47         $ 1.82
-----------------------------------------------------------------------------------------------------------

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

NOTE 2. RESTATEMENT

On July 11, 2002, Bowater announced that as a result of a mathematical error in a computer model used for calculating the gain on the sale of timberlands, we will reduce previously reported after tax gains on two timberland sales, by $2.7 million, or $0.05 per diluted share, for the fourth quarter of 2001, and by $2.1 million, or $0.04 per diluted share, for the three month period ended March 31, 2002, representing approximately 5% of the total gain on each transaction.

Additionally, we have reclassified $5.1 million of countervailing and antidumping duties, which were imposed by the US International Trade Commission on imports of Canadian softwood lumber, from a separate component of sales, as initially accrued, to distribution costs.

The following table sets forth the adjustments to the Consolidated Financial Statements for the year ended December 31, 2001. The only financial statement line items included here are those that have been restated from the originally reported amounts.

Consolidated Statement of Operations Data
--------------------------------------------------------------------------------
                                                    Year Ended December 31, 2001
                                           -------------------------------------
(In millions)                               As Previously Reported   As Restated
--------------------------------------------------------------------------------
Sales                                                      $2,449.2     $2,454.3
Distribution costs                                            174.9        180.0
Net gain on sale of assets                                    167.7        163.3
Operating income                                              317.8        313.4
Income before income taxes and
  minority interests                                          193.5        189.1
Provision for income tax expense                               78.7         77.0
Net income                                                     73.2         70.5
Comprehensive income                                           29.6         26.9
Basic earnings per common share                                1.38         1.33
Diluted earnings per common share                              1.37         1.32
--------------------------------------------------------------------------------

Balance Sheet Data:
--------------------------------------------------------------------------------
                                                         As of December 31, 2001
                                            ------------------------------------
(In millions)                                As Previously Reported  As Restated
--------------------------------------------------------------------------------
Other assets                                               $  186.7     $  182.3
Total assets                                                5,765.4      5,761.0
Deferred income taxes                                         601.7        600.0
Retained earnings                                             840.5        837.8
Total shareholders' equity                                  2,024.7      2,022.0
Total liabilities and shareholders' equity                  5,765.4      5,761.0
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. BUSINESS ACQUISITIONS

The following table summarizes our business acquisitions during the past two years. The cash payments listed are net of cash acquired and include fees and expenses.

--------------------------------------------------------------------------------
(In millions)                                         2001              2000
--------------------------------------------------------------------------------
Acquisition of Alliance Forest Products Inc.       $  (265.8)        $      --
Acquisition of Newsprint South, Inc.                      --            (382.2)
Investment in PaperExchange.com                           --              (3.1)
Investment in Canadian sawmills                         (5.8)             (4.7)
--------------------------------------------------------------------------------
                                                   $  (271.6)        $  (390.0)
--------------------------------------------------------------------------------

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

The aggregate purchase price to Alliance shareholders was $485.9 million. The acquisition was financed through a $500.0 million Bridge Credit Agreement dated July 2, 2001. The borrowings under this facility matured on November 6, 2001 (see Note 13). As of September 24, 2001, the closing date of the transaction, Alliance had a total of approximately 30.3 million outstanding shares. Using the exchange ratio of .166, the 30.3 million Alliance shares resulted in the issuance of 4,179,626 shares of Bowater Common Stock ($1.00 par value) and 856,237 shares of Bowater Exchangeable Shares (no par value) for the equity consideration of $234.9 million and approximately $251.0 million in cash for the cash portion. Bowater shares were valued at $46.65 per share of Bowater Common Stock or Exchangeable Shares, which represents a six-day average (three trading days prior to April 1, 2001, the date of the definitive agreement, and three trading days after). Transaction costs of the acquisition were approximately $14.8 million and payments to Alliance for settlement of stock options were approximately $8.1 million.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
(In millions)                                           As of September 24, 2001
--------------------------------------------------------------------------------
Purchase price to shareholders                                          $  485.9
Transaction costs                                                           14.8
Payments to Alliance for settlement of stock options                         8.1
--------------------------------------------------------------------------------
    Total purchase price                                                $  508.8
--------------------------------------------------------------------------------

Current assets                                                          $  210.6
Fixed assets, net                                                          900.3
Other assets                                                                 6.9
--------------------------------------------------------------------------------
    Total assets acquired                                                1,117.8

Current liabilities                                                        243.9
Long-term debt                                                             198.4
Other long-term liabilities                                                166.7
--------------------------------------------------------------------------------
     Total liabilities assumed                                             609.0

Net assets acquired                                                     $  508.8
--------------------------------------------------------------------------------

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

The purchase price of Newsprint South, Inc. of $382.2 million was allocated as follows:

-----------------------------------------------------------------------------
(In millions)                                                         2000
-----------------------------------------------------------------------------
Current assets                                                      $    21.6
Timber and timberlands                                                    1.5
Fixed assets                                                            357.5
Goodwill                                                                 20.3
Current liabilities                                                     (10.8)
Long-term debt                                                           (7.9)
-----------------------------------------------------------------------------
                                                                    $   382.2
-----------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

----------------------------------------------------------------------------
(In millions)                                    2001                   2000
                                             AS RESTATED
----------------------------------------------------------------------------
Sales                                         $3,046.1              $ 3,371.0
Net income                                        82.2                  137.3
Diluted earnings per share                        1.44                   2.37
----------------------------------------------------------------------------

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

NOTE 4. BUSINESS DISPOSITIONS

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

The following table shows GNP's sales and operating loss included in the Consolidated Statement of Operations for the 12 months ended December 31, 1999:

----------------------------------------------------------------------------
(In millions)                                                        1999
----------------------------------------------------------------------------
Sales - including internal sales                                   $  249.7
Operating loss (1)                                                 $  (11.4)
----------------------------------------------------------------------------

(1) GNP's operating loss of $11.4 million excludes asset impairment charges of $92.0 million and gains from timberland sales totaling $253.7 million in 1999.


NOTE 5. IMPAIRMENT OF ASSETS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. NET GAIN ON SALE OF ASSETS

-------------------------------------------------------------------------------
(In millions)                               2001          2000          1999
                                        AS RESTATED
-------------------------------------------------------------------------------
Gain on sale of timberlands             $    169.0     $     4.1     $    272.5
Gain (loss) on sale of fixed assets           (5.7)          3.2             --
Loss on sale of GNP                             --            --          (47.1)
-------------------------------------------------------------------------------
                                        $    163.3     $     7.3     $    225.4
-------------------------------------------------------------------------------

During 2001, Bowater sold approximately 160,275 acres of owned or leased timberlands for aggregate consideration of $131.0 million, which includes cash of $15.2 million and notes receivable of $115.8 million. As a result, we recorded a pre-tax gain of $84.5 million. Also in 2001, we monetized the notes receivable in connection with a 1999 land sale and recognized a net pre-tax gain of $84.5 million.

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

- The bankruptcy-remote subsidiary is a QSPE under SFAS 140 and is not consolidated in Bowater's or CNC's financial statements.

- This QSPE issued fixed and floating rate senior secured notes totaling $125.7 million, which are secured by the notes receivable held by the QSPE. The value of these senior secured notes is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by letters of credit issued by a third party financial institution.

- Bowater retains an interest in the excess future cash flows of the QSPE (cash received from notes receivable vs. cash paid out on the senior secured notes). The retained interest totaling $12.5 million at December 31, 2001, is included in "Other assets" in the Consolidated Balance Sheet. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of two individual notes with a low level of credit risk, contractually due in 13.5 years and not subject to prepayment. The discount rates used for the two individual notes were 7.36% and LIBOR plus 0.89.

- The $84.5 million net pre-tax gain was comprised of the deferred pre-tax gain on the 1999 timberland sale of $95.0 million offset by a loss on the 2001 monetization of the notes receivable of $10.5 million. The $10.5 million loss on the monetized notes receivable was the difference in the original carrying amount of the notes receivable (allocated between the assets monetized and the retained interests) and the fair value at the date of the monetization.

In the fourth quarter of 2001, Bowater completed the sale of approximately 147,000 acres of owned or leased timberland in North Carolina, South Carolina, Georgia and Tennessee, for aggregate consideration of $121.6 million, to two purchasers in separate transactions. We received $5.6 million in cash after expenses, and $115.8 million in two separate notes. In the fourth quarter of 2001, we monetized the two separate notes receivable of $115.8 million for net cash proceeds of $102.6 million and recorded a net pre-tax gain of $76.0 million, which included a loss on the monetization of the notes receivable of $3.5 million.

- The notes receivable were monetized through bankruptcy-remote limited liability companies. The bankruptcy-remote subsidiaries are QSPEs under SFAS 140 and are not consolidated in Bowater's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- These QSPEs have issued fixed and floating rate senior secured notes totaling $104.2 million, which are secured by the notes receivable held by the QSPEs. The value of these senior secured notes are equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by letters of credit issued by a third party financial institution.

- Bowater retains an interest in the excess future cash flows of the QSPEs (cash received from notes receivable vs. cash paid out on the senior secured notes). The retained interest of $9.8 million at December 31, 2001, is included in "Other assets" in the Consolidated Balance Sheet. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of two individual notes with a low level of credit risk, contractually due in 15 years and not subject to prepayment. The discount rates used for the two individual notes were LIBOR plus .95% and 6.95%, respectively.

- We recorded a $3.5 million loss on the monetization of the notes receivable, which was based on the difference in the original carrying amount of the notes (allocated between the assets monetized and the retained interests) and the fair value at the date of the monetization.

- At December 31, 2001, we have deferred revenue of approximately $8.3 million for certain leased acreage and have approximately $3.2 million in related capitalized leasehold costs. The remaining net deferred gain of $5.1 million will be recognized as income during 2002.

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

In August 1999, we sold GNP for $250.0 million. We recorded a pre-tax loss of $47.1 million. Details concerning the sale of GNP are included in Note 4. "Business Dispositions."

NOTE 7. OTHER EXPENSE (INCOME)

Other expense (income) includes non-operating items. The breakdown of the components of "Other, net" in the Consolidated Statement of Operations for the three years ended December 31, 2001, 2000 and 1999 is as follows:

-------------------------------------------------------------------------------
(In millions)                            2001             2000            1999
-------------------------------------------------------------------------------
Foreign exchange (gain) loss         $   (5.9)       $     3.9        $   (33.4)
(Income) loss from joint venture         (1.9)             0.4              2.5
Other                                    (0.2)             0.2              0.1
-------------------------------------------------------------------------------
                                     $   (8.0)       $     4.5        $   (30.8)
-------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. EARNINGS PER SHARE

Basic earnings per common share is calculated assuming no dilution. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. The reconciliation between basic and diluted earnings per common share for "Net income" is as follows:

--------------------------------------------------------------------------------
                                                        2001     2000     1999
(In millions, except per-share amounts)             AS RESTATED
--------------------------------------------------------------------------------
BASIC COMPUTATION:

Net income                                            $  70.5   $159.4   $ 78.7
Less:
    Series C preferred stock dividends                     --       --     (0.1)
    Series C preferred stock deferred issuance costs       --       --     (1.0)
--------------------------------------------------------------------------------
Basic income available to common shareholders         $  70.5   $159.4  $  77.6
================================================================================
Basic weighted average shares outstanding                53.0     52.3     54.2
================================================================================

Basic earnings per common share                       $  1.33   $ 3.05  $  1.43
================================================================================

DILUTED COMPUTATION:
Basic income available to common shareholders         $  70.5   $159.4  $  77.6
Effect of dilutive securities                              --       --       --
--------------------------------------------------------------------------------
Diluted income available to common shareholders       $  70.5   $159.4  $  77.6
================================================================================
Basic weighted average shares outstanding                53.0     52.3     54.2
Effect of dilutive securities:
    Options                                               0.3      0.5      0.8
--------------------------------------------------------------------------------
Diluted weighted average shares outstanding              53.3     52.8     55.0
================================================================================

Diluted earnings per common share                     $  1.32   $ 3.02   $ 1.41
================================================================================

The dilutive effect of options outstanding is computed using the treasury stock method.

NOTE 9. INVENTORIES

--------------------------------------------------------------------------------
 (In millions)                                            2001           2000
--------------------------------------------------------------------------------
At lower of cost or market:

     Raw materials                                      $    69.1      $   39.3
     Work in process                                         10.4           2.8
     Finished goods                                          68.9          44.1
     Mill stores and other supplies                         111.3          84.0
--------------------------------------------------------------------------------
                                                            259.7         170.2
Excess of current cost over LIFO inventory value             (9.2)         (8.3)
--------------------------------------------------------------------------------
                                                        $   250.5      $  161.9
================================================================================

Inventories valued using the LIFO method comprised 5.8% and 14.3% of total inventories at December 31, 2001 and 2000, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. FIXED ASSETS

--------------------------------------------------------------------------------
                                      RANGE OF ESTIMATED
(In millions)                        USEFUL LIVES IN YEARS     2001       2000
--------------------------------------------------------------------------------
Land and land improvements                   10-20           $   48.7   $   37.6
Buildings                                    20-40              380.7      317.0
Machinery and equipment                       5-20            5,400.0    4,373.2
Leasehold improvements                       10-20                4.8        3.2
Construction in progress                                        139.8      185.8
--------------------------------------------------------------------------------
                                                              5,974.0    4,916.8
Less accumulated depreciation and
  amortization                                                2,155.6    1,935.7
--------------------------------------------------------------------------------
                                                             $3,818.4   $2,981.1
================================================================================

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

--------------------------------------------------------------------------------
 (In millions)                                                 2001        2000
--------------------------------------------------------------------------------
Trade accounts payable                                       $  239.1    $ 169.7
Payroll, bonuses and severance                                   56.7       48.1
Accrued interest                                                 29.6       29.4
Employee benefits                                                12.7        7.6
Acquisition/divestiture-related liabilities (See Note 12)        19.1        3.9
Unrealized losses on hedging contracts                           19.1        5.6
Property and franchise taxes payable                             16.0       13.1
Other                                                            45.6       37.3
--------------------------------------------------------------------------------
                                                             $  437.9    $ 314.7
================================================================================

NOTE 12. ACQUISITION/DIVESTITURE-RELATED LIABILITIES

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

The following tables summarize the activity for the liabilities described above:

----------------------------------------------------------------------------------------------------------------------------
                                                                      Write-offs &     Increase
                                     Balance,     Reclassification      Payments      (Decrease)      Foreign       Balance,
(In millions)                        12/31/00        Adjustments    Against Reserve    Reserve        Exchange      12/31/01
----------------------------------------------------------------------------------------------------------------------------
Employee termination costs             $  --            $  --           $  (1.4)       $ 17.0          $ (0.1)       $ 15.5
Facility closures                        3.8               --              (0.4)           --            (0.2)          3.2
Environmental                           14.0               --              (0.2)           --            (0.6)         13.2
----------------------------------------------------------------------------------------------------------------------------
                                       $17.8            $  --           $  (2.0)       $ 17.0          $ (0.9)       $ 31.9
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                                      Write-offs &     Increase
                                     Balance,     Reclassification      Payments      (Decrease)      Foreign       Balance,
(In millions)                        12/31/99        Adjustments    Against Reserve    Reserve        Exchange      12/31/00
----------------------------------------------------------------------------------------------------------------------------
Employee termination costs             $ 3.3            $  --           $  (3.2)       $   --          $ (0.1)       $   --
Facility closures                        3.9              0.4              (0.4)           --            (0.1)          3.8
Asset impairments/disposals              3.6             (2.8)             (0.7)           --            (0.1)           --
Environmental                           15.2             (0.4)             (2.4)          2.1            (0.5)         14.0
----------------------------------------------------------------------------------------------------------------------------
                                       $26.0            $(2.8)          $  (6.7)       $  2.1          $ (0.8)       $ 17.8
============================================================================================================================


----------------------------------------------------------------------------------------------------------------------------
                                                                      Write-offs &     Increase
                                     Balance,     Reclassification      Payments      (Decrease)      Foreign       Balance,
(In millions)                        12/31/98        Adjustments    Against Reserve    Reserve        Exchange      12/31/99
----------------------------------------------------------------------------------------------------------------------------

Employee termination costs             $30.5            $(2.7)          $ (22.6)       $ (3.7)         $  1.8        $  3.3
Facility closures                        5.2             (1.1)             (0.5)           --             0.3           3.9
Asset impairments/disposals              8.1               --              (4.8)           --             0.3           3.6
Environmental                           15.7               --              (3.8)          2.5             0.8          15.2
----------------------------------------------------------------------------------------------------------------------------
                                       $59.5            $(3.8)          $ (31.7)       $ (1.2)         $  3.2        $ 26.0
============================================================================================================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. LONG-TERM AND SHORT-TERM DEBT

Long-term debt, net of current installments:

-------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                                      2001            2000
-------------------------------------------------------------------------------------------------------------------------
Unsecured:
7.95% Notes due 2011 net of unamortized original discount of  $1.9 in 2001                        $ 598.1         $    --
9.00% Debentures due 2009                                                                           250.0           250.0
9.38% Debentures due 2021, net of unamortized original discount of $0.9 in 2001 and $0.9
     in 2000                                                                                        199.0           199.0
10.62% Notes due 2010                                                                               124.2           126.5
10.50% Notes due at various dates from 2003 to 2010                                                 102.0           112.0
9.50% Debentures due in 2012, net of unamortized original discount of $0.2 in 2001 and
     $0.3 in 2000                                                                                   124.7           124.7
10.85% Debentures due 2014                                                                          109.5           115.7
9.25% Debentures due 2002                                                                              --            61.7
10.60% Notes due 2011                                                                                89.6            91.0
7.75% recycling facilities revenue bonds due 2022                                                    62.0            62.0
7.40% recycling facilities revenue bonds due 2022                                                    39.5            39.5
7.62% recycling facilities revenue bonds due 2016                                                    30.0            30.0
10.26% Notes due at various dates from 2002 to 2011                                                  24.6            26.9
Pollution control revenue bonds due at various dates from 2006 to 2010 with interest at
     varying rates from 6.85% to 7.62%                                                               13.4            13.4
Industrial revenue bonds due 2029 with interest at floating rates                                    33.5            33.5
Non-interest bearing loan with Government of Quebec                                                   9.2              --
Non-interest bearing Notes due 2003                                                                   0.3              --
10.25% Debentures due 2003                                                                            7.4             7.4
UDAG loan agreement due 2010 with interest rates varying from 5% to 6.5%                              7.3             7.7
11.00% Subordinated debt due 2003                                                                     3.7             3.7
-------------------------------------------------------------------------------------------------------------------------
                                                                                              $   1,828.0      $  1,304.7
=========================================================================================================================

Long-term debt maturities for the next five years are as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                                                AMOUNT
        YEAR          BALANCE SHEET CLASSIFICATION                                                           (In millions)
--------------------------------------------------------------------------------------------------------------------------
        2002          Current installments of long-term debt                                                    $ 73.0
        2003          Long-term debt, net of current installments                                                 23.9
        2004          Long-term debt, net of current installments                                                 12.9
        2005          Long-term debt, net of current installments                                                 13.6
        2006          Long-term debt, net of current installments                                                 20.5
==========================================================================================================================

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

NOTE 14. FINANCIAL INSTRUMENTS

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

-----------------------------------------------------------------------------------------------------------------------
                                                                            NET ASSET (LIABILITY)
                                                     NOTIONAL          ------------------------------       RANGE OF
                                                    AMOUNT OF           CARRYING             FAIR          U.S.$/CDN$
DECEMBER 31, 2001 (IN MILLIONS)                    DERIVATIVES           AMOUNT          MARKET VALUE    EXCHANGE RATES
-----------------------------------------------------------------------------------------------------------------------
Foreign Currency Exchange Agreements
Buy Currency:
    Canadian dollar
          Due in 2002                                $  383.4          $   (18.4)         $   (18.4)      .6745 - .6266
          Due in 2003                                   286.6               (6.4)              (6.4)      .6560 - .6245
-----------------------------------------------------------------------------------------------------------------------
                                                     $  670.0          $   (24.8)         $   (24.8)
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                         $(1,901.0)         $(1,905.4)
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
                                                                            Net Asset (Liability)
                                                     Notional          ------------------------------       Range of
                                                    Amount of           Carrying             Fair          U.S.$/CDN$
December 31, 2000 (in millions)                    Derivatives           Amount          Market Value    Exchange Rates
-----------------------------------------------------------------------------------------------------------------------
Foreign Currency Exchange Agreements
Buy Currency:
    Canadian dollar
          Due in 2001                                $  363.0          $    (2.7)         $    (2.7)      .6706 - .6400
          Due in 2002                                    85.0                1.2                1.2       .6745 - .6346
-----------------------------------------------------------------------------------------------------------------------
                                                     $  448.0          $    (1.5)         $    (1.5)
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                         $(1,446.1)         $(1,468.1)
=======================================================================================================================

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

In October 2001, in connection with the forecasted issuance of the $600 million ten-year notes issued in a private placement on November 6, 2001 (see Note 13), Bowater entered into a treasury lock derivative designated as a cash flow hedge. The treasury lock derivative was entered into in order to hedge the exposure to the variability in cash flows for the future semi-annual interest payments related to the interest rate risk during the period October until the date of the private placement. The treasury lock was settled on November 6, 2001, for $8.5 million. At December 31, 2001, $8.3 million was deferred in "Other assets" on the Consolidated Balance Sheet and is being amortized to interest expense over the cash interest payments. Interest expense of $0.2 million was recorded for 2001 in the Consolidated Statement of Operations.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------------------------------------------------------------------
                                                                        PENSION PLANS            OTHER POSTRETIREMENT PLANS
(In millions)                                                      2001            2000             2001             2000
----------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                          $  1,203.8      $ 1,218.9        $   107.3         $  89.8
Acquisition                                                           151.8            6.5             38.3              --
Service cost                                                           24.3           21.7              1.7             1.4
Interest cost                                                          86.5           82.9              8.0             6.2
Amendments                                                              3.4             --              0.3             0.8
Special termination benefits                                             --            1.7               --              --
Actuarial (gain) loss                                                  37.0          (37.6)            38.6            16.3
Participant contributions                                               5.2            5.2              2.3             0.3
Curtailment (gain) loss                                                (0.2)            --               --              --
Benefits paid                                                         (85.2)         (89.6)            (8.1)           (7.2)
Effect of foreign currency exchange rate changes                      (19.1)          (5.9)            (2.5)           (0.3)
----------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                   1,407.5        1,203.8            185.9           107.3
============================================================================================================================

Change in Plan assets:
Fair value of Plan assets at beginning of year                      1,281.3        1,198.9               --              --
Acquisition                                                            85.6            6.3               --              --
Actual return on Plan assets                                         (136.2)         149.6               --              --
Employer contributions                                                 10.3           16.8              5.8             6.9
Participant contributions                                               5.2            5.2              2.3             0.3
Benefits paid                                                         (85.2)         (89.6)            (8.1)           (7.2)
Effect of foreign currency exchange rate changes                      (17.9)          (5.9)              --              --
----------------------------------------------------------------------------------------------------------------------------
Fair value of Plan assets at end of year                            1,143.1        1,281.3               --              --
----------------------------------------------------------------------------------------------------------------------------

Reconciliation of funded status:
Funded status excess (deficiency)                                    (264.4)          77.5           (185.9)         (107.3)
Unrecognized actuarial (gain) loss                                    193.5          (91.5)            58.2            19.7
Unrecognized transition amount                                         (1.0)          (1.5)              --              --
Unrecognized prior service cost                                         4.3            1.4              1.9             2.0
----------------------------------------------------------------------------------------------------------------------------
Net liability recognized                                              (67.6)         (14.1)          (125.8)          (85.6)
----------------------------------------------------------------------------------------------------------------------------

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost                                                   50.4           51.4               --              --
Accrued benefit liability                                            (178.1)         (83.5)          (125.8)          (85.6)
Intangible asset                                                        2.7            1.1               --              --
Accumulated other comprehensive loss                                   57.4           16.9               --              --
----------------------------------------------------------------------------------------------------------------------------
Net liability recognized                                         $    (67.6)    $    (14.1)       $  (125.8)        $ (85.6)
----------------------------------------------------------------------------------------------------------------------------

Weighted average assumptions:
Discount rate                                                           6.9%           7.2%             6.9%            7.2%
Expected return on Plan assets                                          9.0%           9.2%              --              --
Rate of compensation increase                                           3.9%           4.2%             3.9%            4.2%
============================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
(In millions)                                                 PENSION PLANS                   OTHER POSTRETIREMENT PLANS
                                                     2001          2000        1999         2001         2000        1999
--------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost, net of employee contributions      $   24.3        $  21.7      $  23.8       $ 1.7        $ 1.4       $ 2.9
Interest cost                                        86.5           82.9         78.8         8.0          6.2         9.5
Expected return on Plan assets                     (110.7)        (105.3)      (100.2)         --           --          --
Amortization of transition amount                    (0.5)          (3.4)        (3.4)         --           --          --
Amortization of prior service cost                    0.5            0.2          0.5         0.4          0.1         0.2
Recognized net actuarial loss                         2.1            2.9          4.9         0.3          0.1         0.6
Curtailment and special termination benefits         (0.2)           1.7         27.3          --           --          --
--------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                        $    2.0        $   0.7      $  31.7       $10.4        $ 7.8       $13.2
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

NOTE 16. INCOME TAXES

The components of "Income before income taxes and minority interests" consist of United States income of $109.3 million, $84.3 million and $129.1 million and foreign income of $79.8 million, $154.9 million and $26.7 million, in 2001, 2000 and 1999, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income tax expense consists of:

------------------------------------------------------------------------
                              2001              2000              1999
(In millions)             AS RESTATED
------------------------------------------------------------------------
Federal:
     Current                $  (5.1)          $  17.6           $  45.4
     Deferred                  43.6              10.9              (0.3)
------------------------------------------------------------------------
                               38.5              28.5              45.1
------------------------------------------------------------------------
State:
     Current                   (6.2)              5.0               9.2
     Deferred                  14.0              (8.2)             (1.5)
------------------------------------------------------------------------
                                7.8              (3.2)              7.7
------------------------------------------------------------------------
Foreign:
     Current                   27.1              14.8              11.4
     Deferred                   3.6              30.2               7.3
------------------------------------------------------------------------
                               30.7              45.0              18.7
------------------------------------------------------------------------
Total:
     Current                   15.8              37.4              66.0
     Deferred                  61.2              32.9               5.5
------------------------------------------------------------------------
                            $  77.0           $  70.3           $  71.5
========================================================================

The components of deferred income taxes at December 31, 2001 and 2000, in the accompanying Consolidated Balance Sheet are as follows:

--------------------------------------------------------------------------------
                                                         2001             2000
(In millions)                                        AS RESTATED
--------------------------------------------------------------------------------
Timber and timberlands (1)                             $ (72.4)         $ (66.3)
Fixed assets, net                                       (637.1)          (542.5)
Deferred gains                                           (84.6)           (18.7)
Other assets                                             (36.0)           (18.2)
--------------------------------------------------------------------------------
Deferred tax liabilities                                (830.1)          (645.7)
--------------------------------------------------------------------------------
Current assets (2)                                         2.6              1.3
Current liabilities (2)                                   18.2             16.0
Employee benefits and other long-term liabilities        138.3            105.1
United States tax credit carryforwards                    39.4              7.8
Canadian investment tax credit carryforwards              12.9             20.2
Ordinary loss carryforwards                               49.3              8.5
Valuation allowance                                       (9.8)            (4.0)
--------------------------------------------------------------------------------
Deferred tax assets                                      250.9            154.9
--------------------------------------------------------------------------------
Net deferred tax liability                             $(579.2)         $(490.8)
================================================================================

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the United States federal statutory and effective tax rates as a percentage of income before income taxes and minority interests:

--------------------------------------------------------------------------------
                                                          2001     2000    1999
--------------------------------------------------------------------------------
United States federal statutory income tax rate           35.0%    35.0%   35.0%
State income taxes, net of federal income tax benefit      2.2     (1.9)    3.2
Foreign taxes                                              0.4     (1.5)    0.9
Goodwill (1)                                               4.1      3.4     5.1
Canadian investment tax credits                            1.5     (3.2)     --
Foreign exchange and asset revaluation                    (2.5)    (2.4)     --
Other, net                                                  --       --     1.7
--------------------------------------------------------------------------------
Effective income tax rate                                 40.7%    29.4%   45.9%
================================================================================

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

NOTE 17. DIVIDENDS TO MINORITY INTEREST SHAREHOLDER

The Board of Directors of CNC declared dividends of $157.8 million in 2001 and $12.5 million in 2000. As a result, $77.3 million was paid in 2001 and $6.1 million was paid in 2000 to the minority shareholder. Of the $77.3 million dividend paid in 2001, $60.1 million relates to the CNC notes receivable monetization as discussed in Note 6. "Net Gain on Sale of Assets." In 1999, the Board of Directors of CNC declared dividends of $32.4 million, resulting in payments of $15.9 million to the minority shareholder.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

--------------------------------------------------------------------------------
                                                  2001         2000       1999
(In millions, except per-share amounts)       AS RESTATED
--------------------------------------------------------------------------------
Net income:                   As reported        $ 70.5      $ 159.4     $ 78.7
                              Pro forma            63.0        155.4       75.9
Earnings per share - basic:   As reported          1.33         3.05       1.43
                              Pro forma            1.19         2.97       1.38
Earnings per share - diluted: As reported          1.32         3.02       1.41
                              Pro forma            1.18         2.94       1.36
================================================================================

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

--------------------------------------------------------------------------------
                                                 2001       2000        1999
--------------------------------------------------------------------------------
Assumptions:
   Dividend yield                                  1.6%        1.5%        2.0%
   Expected volatility                            32.0%       31.8%       30.0%
   Risk-free interest rate                         5.1%        6.7%        4.8%
   Expected option lives                      6.0 YEARS   5.7 years   5.6 years
--------------------------------------------------------------------------------
Weighted average fair value of each option      $17.43      $23.01      $12.34
================================================================================

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

Information with respect to options granted under the stock option plans is as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                    2001                         2000                         1999
---------------------------------------------------------------------------------------------------------------------------
                                            NUMBER        WEIGHTED                    Weighted                     Weighted
                                              OF          AVERAGE       Number of     Average       Number of      Average
                                            SHARES        EXERCISE       Shares       Exercise       Shares        Exercise
                                            (000'S)        PRICE         (000's)       Price         (000's)         Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year             2,285        $   40          1,884        $   37         2,040          $  35
Granted during the year                        823            51            616            48           245             41
Exercised during the year                      (79)           31           (212)           31          (387)            28
Canceled during the year                       (35)           49             (3)           23           (14)            24
---------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                   2,994            43          2,285            40         1,884             37
---------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                   1,881        $   39          1,546        $   37         1,455          $  35
===========================================================================================================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
               Options Outstanding                        Options Exercisable
               at December 31, 2001                       at December 31, 2001
--------------------------------------------------------------------------------
                                          Weighted
                             Weighted     Average                       Weighted
  Range of                   Average    Remaining                       Average
  Exercise     Number of     Exercise   Contractual      Number of      Exercise
   Prices    Shares (000's)   Price     Life (years)   Shares (000's)    Price
--------------------------------------------------------------------------------
 $21 to $30         419        $  26         2.1              419         $  26
 $31 to $40         268        $  35         3.9              268         $  35
 $41 to $50       1,658        $  46         7.0            1,186         $  45
 $51 to $60         649        $  52         9.0                8         $  51
--------------------------------------------------------------------------------
                  2,994        $  43         6.5            1,881         $  39
================================================================================

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 22. EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

In 1989, the ESOP was funded by a $17.5 million loan. The loan proceeds were lent to an Employee Stock Ownership Trust ("ESOT"). The ESOP remaining loan balance of $0.7 million was paid on April 30, 2000. The ESOT has distributed all remaining shares of the original 574,160 shares of Common Stock to participants' accounts as of December 31, 2001.

NOTE 23. TREASURY STOCK

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

At December 31, 2001, the future minimum rental payments under timberland leases and operating leases are:

-------------------------------------------------------------------------------
                                 Timberland           Operating
(In millions)                  Lease Payments        Leases, Net
===============================================================================
       2002                       $ 0.4                $ 8.7
       2003                         0.4                  7.5
       2004                         0.4                  6.3
       2005                         0.4                  5.1
       2006                         0.4                  4.4
     Thereafter                    13.6                  6.2
-------------------------------------------------------------------------------
                                  $15.6                $38.2
===============================================================================

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The following tables summarize information about segment profit and loss and segment assets for the three years ended December 31, 2001 (As Restated), 2000 and 1999:

-----------------------------------------------------------------------------------------------------------------------------------
                                                    COATED AND                  CANADIAN
                                                     SPECIALTY     FOREST        FOREST                 CORPORATE/
                                        NEWSPRINT     PAPERS      PRODUCTS      PRODUCTS     SPECIAL       OTHER
 2001 (IN MILLIONS)                     DIVISION     DIVISION     DIVISION      DIVISION      ITEMS     ELIMINATIONS     TOTAL
===================================================================================================================================

Sales -- including internal sales       $1,412.0     $  516.4     $  285.0      $  525.2     $     --       $     --     $2,738.6
Eliminations of inter-segment sales           --           --           --            --           --         (284.3)      (284.3)
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                   $1,412.0     $  516.4     $  285.0      $  525.2     $     --       $ (284.3)    $2,454.3
===================================================================================================================================
Depreciation and amortization           $  187.2     $   60.8     $   11.3      $   51.6     $     --       $   10.4     $  321.3
===================================================================================================================================
Segment income (loss)                   $  113.7     $   25.7     $   (3.1)     $   77.6     $  163.3       $  (63.8)    $  313.4
===================================================================================================================================
Total assets                            $3,111.7     $  624.6     $  258.6      $1,372.6     $     --       $  393.5     $5,761.0
===================================================================================================================================
Capital expenditures                    $   86.4     $  121.3     $   15.5      $   19.1     $     --       $    4.5     $  246.8
===================================================================================================================================


-----------------------------------------------------------------------------------------------------------------------------------
                                                    COATED AND                  CANADIAN
                                                     SPECIALTY     FOREST        FOREST                 CORPORATE/
                                        NEWSPRINT     PAPERS      PRODUCTS      PRODUCTS     SPECIAL       OTHER
 2000 (IN MILLIONS)                     DIVISION     DIVISION     DIVISION      DIVISION      ITEMS     ELIMINATIONS     TOTAL
===================================================================================================================================


Sales -- including internal sales       $1,464.7     $  586.9     $  334.0      $  419.8     $     --     $     --      $2,805.4
Eliminations of inter-segment sales           --           --           --            --           --       (305.1)       (305.1)
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                   $1,464.7     $  586.9     $  334.0      $  419.8     $     --     $ (305.1)     $2,500.3
===================================================================================================================================
Depreciation and amortization           $  168.1     $   58.5     $   15.3      $   42.7     $     --     $   10.6      $  295.2
===================================================================================================================================
Segment income (loss)                   $  236.6     $  136.1     $   15.0      $   58.1     $    7.3     $  (89.8)     $  363.3
===================================================================================================================================
Total assets                            $2,741.5     $  549.0     $  398.2      $  930.3     $     --     $  385.1      $5,004.1
===================================================================================================================================
Capital expenditures                    $  130.0     $  111.7     $   23.5      $   17.3     $     --     $    0.7      $  283.2
===================================================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-----------------------------------------------------------------------------------------------------------------------------------
                                                    COATED AND                  CANADIAN
                                                     SPECIALTY     FOREST        FOREST                 CORPORATE/
                                        NEWSPRINT     PAPERS      PRODUCTS      PRODUCTS     SPECIAL       OTHER
 1999 (IN MILLIONS)                     DIVISION     DIVISION     DIVISION      DIVISION      ITEMS     ELIMINATIONS     TOTAL
===================================================================================================================================


Sales -- including internal sales        $1,368.7     $  499.2     $  407.5     $  354.8     $     --     $    2.6      $2,632.8
Eliminations of inter-segment sales            --           --           --           --           --       (321.1)       (321.1)
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                    $1,368.7     $  499.2     $  407.5     $  354.8     $     --     $ (318.5)     $2,311.7
===================================================================================================================================
Depreciation and amortization            $  170.0     $   55.5     $   22.9     $   41.0     $     --     $   10.8      $  300.2
===================================================================================================================================
Segment income (loss)                    $   19.4     $   72.2     $   39.5     $   39.6     $  133.4     $  (60.1)     $  244.0
===================================================================================================================================
Total assets                             $2,435.8     $  492.1     $  396.7     $  788.8     $     --     $  438.8      $4,552.2
===================================================================================================================================
Capital expenditures                     $  125.4     $   42.1     $   10.7     $   18.9     $     --     $    1.4      $  198.5
===================================================================================================================================

Special items for 2001 include gain on the sale of assets of $163.3 million. This gain is primarily the result of a land sale completed in the fourth quarter of 2001 and a note monetization completed in the second quarter of 2001 related to a 1999 land sale (see Note 6. "Net Gain on Sale of Assets").

Special items for 2000 include gain on sale of fixed assets of $3.2 million and gain on sale of timberlands of $4.1 million.

Special items for 1999 include gain on sale of timberlands of $272.5 million, loss on sale of GNP of $47.1 million and an impairment charge of $92.0 million.

-------------------------------------------------------------------------------
                                        SALES BY PRODUCT
(In millions)                        2001         2000          1999
===============================================================================
Newsprint                          $1,438.7     $1,421.5     $1,282.2
Coated and specialty papers           479.6        428.4        363.9
Market pulp                           403.9        546.3        434.2
Directory paper                          --           --         89.4
Lumber and other wood products        132.1        104.1        142.0
-------------------------------------------------------------------------------
                                   $2,454.3     $2,500.3     $2,311.7
===============================================================================

-------------------------------------------------------------------------------
                                        SALES BY COUNTRY(1)
(In millions)                        2001         2000          1999
===============================================================================
United States                      $1,731.9     $1,711.5     $1,649.1
Canada                                152.1        197.0        170.8
Korea                                 110.5        134.1        102.1
Japan                                  31.7         42.8         39.6
Brazil                                 52.4         59.3         39.0
Italy                                  32.4         42.4         32.5
United Kingdom                         56.1         52.2         38.3
Mexico                                 82.2         74.1         58.7
Other countries (2)                   205.0        186.9        181.6
-------------------------------------------------------------------------------
                                   $2,454.3     $2,500.3     $2,311.7
===============================================================================

-------------------------------------------------------------------------------
                                       LONG-LIVED ASSETS BY COUNTRY
                                    2001         2000          1999
(In millions)                As Restated
===============================================================================
United States                      $2,164.8     $1,671.1     $1,343.9
Canada                              1,764.3      1,431.4      1,379.8
Korea                                 183.1        187.1        182.0
-------------------------------------------------------------------------------
                                   $4,112.2     $3,289.6     $2,905.7
===============================================================================

(1) Revenues are attributed to countries based on the location of the customer. No one customer represented 10% or more of consolidated sales.
(2)      No country in this group exceeded 10% of consolidated sales.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 26. QUARTERLY INFORMATION (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                                                             FOURTH             YEAR
YEAR ENDED DECEMBER 31, 2001                                                                     AS               AS
(IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)        FIRST         SECOND           THIRD        RESTATED         RESTATED
-----------------------------------------------------------------------------------------------------------------------
Sales                                        $   604.9     $   585.2        $   558.8      $   705.4        $ 2,454.3
Operating income                                  89.6         139.7(1)          22.2           61.9(2)         313.4
Net income (loss)                                 37.7          18.6             (1.8)          16.0             70.5
Basic earnings (loss) per common share            0.73          0.36            (0.04)          0.28             1.33
Diluted earnings (loss) per common share     $    0.72     $    0.36        $   (0.04)     $    0.28        $    1.32
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
(IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)        FIRST          SECOND          THIRD          FOURTH             YEAR
-----------------------------------------------------------------------------------------------------------------------
Sales                                        $   562.9     $   607.6        $   671.8      $   658.0        $ 2,500.3
Operating income                                  57.7          88.0            118.6           99.0            363.3
Net income                                        17.2          33.7             50.0           58.5            159.4
Basic earnings per common share                   0.32          0.64             0.97           1.13             3.05
Diluted earnings per common share            $    0.32     $    0.63        $    0.96      $    1.12        $    3.02
=======================================================================================================================

(1)      Includes a net gain on sale of assets of $85.0 million.
(2)      Includes a net gain on sale of assets of $79.8 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

===============================================================================
INDEPENDENT AUDITORS' REPORT

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

As more fully discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, capital accounts and cash flows for the fiscal year then ended have been restated.


/s/ KPMG LLP
KPMG LLP
Atlanta, Georgia
February 27, 2002, except as to Note 2, which is as of July 29, 2002

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

Information regarding Bowater's executive officers is provided under the caption "Executive Officers of the Registrant as of March 5, 2002" on pages 10-12 of this Form 10-K/A.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following are filed as a part of this Annual Report on Form 10-K/A:

         (1) The following are included at the indicated page of this Annual Report on Form 10-K/A:

                                                                                                                   PAGE(S)
                                                                                                                   ------
                Consolidated Statement of Operations for Each of the Years in the
                     Three-Year Period Ended December 31, 2001 (Restated)........................................     31
                 Consolidated Balance Sheet at December 31, 2001  (Restated) and 2000............................     32
                 Consolidated Statement of Capital Accounts for Each of the Years in the
                     Three-Year Period Ended December 31, 2001 (Restated).......................................      33
                 Consolidated Statement of Cash Flows for Each of the Years in the Three-
                     Year Period Ended December 31, 2001 (Restated)..............................................     34
                 Notes to Consolidated Financial Statements......................................................  35-63
                 Management's Statement of Responsibility and Independent Auditors' Report.......................     64

         (2)     The following financial statement schedule for the year ended December 31, 2001 is submitted:
                 Schedule II-Valuation and Qualifying Accounts....................................................   F-1
                 Independent Auditors' Report on Schedule II.....................................................    F-2

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

EXHIBIT NO.        DESCRIPTION
-----------        -----------
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

+10.14*            Bowater Incorporated 2002 Stock Option Plan, dated as of January 30, 2002.

+10.15             Employment Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T.
                   Wright (incorporated by reference to Exhibit 10.1 to the March 1999 10-Q).

EXHIBIT NO.        DESCRIPTION
-----------        -----------

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

EXHIBIT NO.        DESCRIPTION
-----------        -----------

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

+10.32             Bowater Incorporated Annual Incentive Plan, as amended and restated effective as of January 1, 1999
                   (incorporated by reference to Exhibit 10.2 to the March 2000 10-Q).

EXHIBIT NO.        DESCRIPTION
-----------        -----------

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

EXHIBIT NO.        DESCRIPTION
-----------        -----------
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

EXHIBIT NO.        DESCRIPTION
-----------        -----------
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

 12.1*             Statement regarding Computation of Ratio of Earnings to Fixed Charges.

 21.1#             Subsidiaries of the registrant.

 23.1*             Consent of Independent Auditors.

*        Filed with this Form 10-K/A.
#        Previously filed.
+        This is a management contract or compensatory plan or arrangement.


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

                            BOWATER INCORPORATED

Date: July 31, 2002         By: /s/ ARNOLD M. NEMIROW
                               -------------------
                                Arnold M. Nemirow
                                Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bowater and in the capacities indicated, as of March 5, 2002.

                  SIGNATURE                                                         TITLE
                  ---------                                                         -----
    /s/       ARNOLD M. NEMIROW                              Director, Chairman, President and Chief Executive Officer
--------------------------------------
              Arnold M. Nemirow

    /s/       DAVID G. MAFFUCCI                              Senior Vice President and Chief Financial Officer
--------------------------------------
              David G. Maffucci

    /s/       MICHAEL F. NOCITO                              Vice President and Controller
--------------------------------------
              Michael F. Nocito

    /s/      FRANCIS J. AGUILAR                              Director
--------------------------------------
             Francis J. Aguilar

    /s/         RICHARD BARTH                                Director
--------------------------------------
                Richard Barth

    /s/       KENNETH M. CURTIS                              Director
--------------------------------------
              Kenneth M. Curtis

    /s/       CINDA A. HALLMAN                               Director
--------------------------------------
              Cinda A. Hallman

    /s/       CHARLES J. HOWARD                              Director
--------------------------------------
              Charles J. Howard

    /s/       L. JACQUES MENARD                              Director
--------------------------------------
              L. Jacques Menard

    /s/         JAMES L. PATE                                Director
--------------------------------------
                James L. Pate

    /s/         JOHN A. ROLLS                                Director
--------------------------------------
                John A. Rolls

    /s/       ARTHUR R. SAWCHUK                              Director
--------------------------------------
              Arthur R. Sawchuk

                                                             Director
--------------------------------------
              Togo D. West, Jr.

                              BOWATER INCORPORATED
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                           Balance
                                              at          Charged to
                                           Beginning      Cost and                                          Balance at
(In millions)                              of Year        Expenses       Additions        Deductions        End of Year
-------------                             ----------      ----------     ---------        ----------        -----------
Year ended December 31, 2001
    Allowance for doubtful accounts       $     2.7       $     3.8       $     --        $    (2.9)        $     3.6
                                          =========       =========       =========       =========         =========
Year ended December 31, 2000
    Allowance for doubtful accounts       $     3.4       $     1.8       $     --        $    (2.5)        $     2.7
                                          =========       =========       =========       =========         =========
Year ended December 31, 1999
    Allowance for doubtful accounts       $     4.7       $     0.4       $     --        $    (1.7)*       $     3.4
                                          =========       =========       =========       =========         =========

*        Due primarily to the sale of Great Northern Paper, Inc.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bowater Incorporated

Under date of February 27, 2002, except as to note 2 which is as of July 29, 2002, we reported on the consolidated balance sheet of Bowater Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, capital accounts, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in this Annual Report on Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index under Item 14(a)(2) in this Annual Report on Form 10-K/A. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP
KPMG LLP
Atlanta, Georgia
February 27, 2002, except as to Note 2 to the consolidated financial statements, which is as of July 29, 2002