Form 10-Q/A
period 2002-03-31
BOWATER INC
filed 2002-08-14
CIK 743368

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

                              BOWATER INCORPORATED

                                    I N D E X


                                                                          Page
                                                                         Number
                                                                         ------

PART I   FINANCIAL INFORMATION

         1.  Financial Statements:

                  Consolidated Balance Sheet at March 31, 2002 Restated,
                  and December 31, 2001 Restated                            3

                  Consolidated Statement of Operations for the Three
                  Months Ended March 31, 2002 Restated, and
                  March 31, 2001                                            4

                  Consolidated Statement of Capital Accounts
                  for the Three Months Ended March 31, 2002 Restated        5

                  Consolidated Statement of Cash Flows for the
                  Three Months Ended March 31, 2002 Restated, and
                  March 31, 2001                                            6

                  Notes to Consolidated Financial Statements              7-13

         2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations             14-19

         3.  Quantitative and Qualitative Disclosures About Market Risk    19


PART II  OTHER INFORMATION

Exhibits and Reports on Form 8-K                                           20


SIGNATURES                                                                 21


                                EXPLANATORY NOTE

Bowater announced on July 11, 2002, that as a result of a mathematical error in a computer model used for calculating the gain on the sale of timberlands, the company will reduce previously reported after tax gains on two timberland sales, by $2.7 million, or $0.05 per diluted share, for the fourth quarter of 2001, and by $2.1 million, or $0.04 per diluted share, for the first quarter of 2002, representing approximately 5% of the total gain on each transaction. This amendment includes in Item 1 of Part I such restated consolidated financial statements for the three month period ended March 31, 2002 and the Consolidated Balance Sheet at December 31, 2001, and other information in Item 2 of Part 1 relating to such consolidated financial statements. Information regarding the effect of the restatement on Bowater's financial statements is included in
Note 2 of the notes to consolidated financial statements.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)

                                                                      March 31,       December 31,
                                                                       2002              2001
                                                                  (As Restated)(1)  (As Restated)(1)
                                                                  ----------------------------------
                            ASSETS
Current assets:
   Cash and cash equivalents                                      $         14.7    $         28.3
   Marketable securities                                                     1.8               2.1
   Accounts receivable, net                                                383.8             367.0
   Inventories                                                             271.2             250.5
   Other current assets                                                     49.6              41.7
                                                                  ---------------   ---------------
      Total current assets                                                 721.1             689.6
                                                                  ---------------   ---------------

   Timber and timberlands                                                  198.6             227.7
   Fixed assets, net                                                     3,772.8           3,818.4
   Goodwill                                                                843.0             843.0
   Other assets                                                            180.4             182.3
                                                                  ---------------   ---------------
      Total assets                                                $      5,715.9    $      5,761.0
                                                                  ===============   ===============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                         $         73.0    $         73.0
   Short-term bank debt                                                    368.0             341.7
   Accounts payable and accrued liabilities                                363.4             437.9
   Dividends payable                                                        11.1              10.9
                                                                  ---------------   ---------------
      Total current liabilities                                            815.5             863.5
                                                                  ---------------   ---------------

   Long-term debt, net of current installments                           1,823.5           1,828.0
   Other long-term liabilities                                             359.9             362.3
   Deferred income taxes                                                   608.4             600.0
   Minority interests in subsidiaries                                       80.1              85.2
   Commitments and contingencies                                              --                --

Shareholders' equity:

   Common stock, $1 par value. Authorized 100,000,000 shares;
      issued 66,774,407 and 66,323,992 shares at March 31, 2002
      and December 31, 2001, respectively                                   66.8              66.3
   Exchangeable shares, no par value. Unlimited shares
      authorized; 1,698,523 and 2,008,588 outstanding at
      March 31, 2002 and December 31, 2001, respectively                    81.0              96.0
   Additional paid-in capital                                            1,590.0           1,569.9
   Retained earnings                                                       836.6             837.8
   Accumulated other comprehensive income (loss)                           (59.5)            (61.6)
   Treasury stock, at cost, 11,619,272 and 11,619,812 shares
      at March 31, 2002 and December 31, 2001, respectively               (486.4)           (486.4)
                                                                  ---------------   ---------------
      Total shareholders' equity                                         2,028.5           2,022.0
                                                                  ---------------   ---------------
      Total liabilities and shareholders' equity                  $      5,715.9    $      5,761.0
                                                                  ===============   ===============

(1) See Note 2 of the accompanying notes to consolidated financial statements regarding restatement of financial statements.


           See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         (Unaudited, in millions of US dollars except per-share amounts)

                                                                              Three Months Ended
                                                                     ------------------------------------
                                                                        March 31,           March 31,
                                                                           2002               2001
                                                                     (As Restated)(1)
                                                                     ----------------   -----------------
Sales                                                                $          624.2   $           604.9
Cost of sales, excluding depreciation, amortization
   and cost of timber harvested                                                 470.6               376.0
Depreciation, amortization and cost of timber harvested                          86.3                76.8
Distribution costs                                                               56.5                39.9
Selling and administrative expense                                               35.5                16.8
Net gain (loss) on sale of assets                                                71.5                (5.8)
                                                                     ----------------    ----------------
    Operating income                                                             46.8                89.6

Other expense (income):
  Interest income                                                                (1.0)               (3.6)
  Interest expense, net of capitalized interest                                  41.8                35.2
  Other, net                                                                     (0.1)               (4.6)
                                                                     ----------------    ----------------
                                                                                 40.7                27.0
                                                                     ----------------    ----------------

Income before income taxes and minority interests                                 6.1                62.6

Provision for income tax expense (benefit)                                       (2.5)               20.4
Minority interests in net income (loss) of subsidiaries                          (1.6)                4.5
                                                                     ----------------    ----------------

Net income                                                                       10.2                37.7

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                                        0.6                (2.3)
  Unrealized gain (loss) on hedged transactions                                   1.5               (15.8)
  Minimum pension liability adjustments                                             -                (0.2)
                                                                     ----------------    ----------------

Comprehensive income                                                 $           12.3    $           19.4
                                                                     ================    ================

Basic earnings per common share*                                     $           0.18    $           0.73
                                                                     ================    ================


Diluted earnings per common share*                                   $           0.18    $           0.72
                                                                     ================    ================

* Basic and diluted earnings per share are based on net income and do not include any impact from "Other comprehensive income (loss)." See Note 9.

(1) See Note 2 of the accompanying notes to consolidated financial statements regarding restatement of financial statements.

           See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                    For The Three Months Ended March 31, 2002
         (Unaudited, in millions of US dollars except per-share amounts)

                                                                                                       Accumulated
                                                                       Additional       Retained           Other
                                               Common   Exchangeable     Paid-in        Earnings       Comprehensive   Treasury
                                               Stock       Shares        Capital    (As Restated)(1)   Income (Loss)     Stock
                                               ------   ------------   ----------   ----------------   -------------   --------
Balance at December 31, 2001                   $ 66.3   $       96.0   $  1,569.9   $          837.8   $       (61.6)  $ (486.4)

Net income                                         --             --           --               10.2              --         --

Retraction of exchangeable shares
  (310,065 common shares issued and
  exchangeable shares retracted)                  0.3          (15.0)        14.7                 --              --         --

Dividends ($0.20 per share)                        --             --           --              (11.4)             --         --

Foreign currency translation                       --             --           --                 --             0.6         --

Stock options exercised (140,350 shares)          0.2             --          4.5                 --              --         --

Tax benefit on exercise of stock options           --             --          0.9                 --              --         --

Unrealized gain on hedged transactions             --             --           --                 --             1.5         --
                                               ------   ------------   ----------   ----------------   -------------   --------


Balance at March 31, 2002                      $ 66.8   $       81.0   $  1,590.0   $          836.6   $      (59.5)   $ (486.4)
                                               ======   ============   ==========   ================   ============    ========

(1) See Note 2 of the accompanying notes to consolidated financial statements regarding restatement of financial statements.

           See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited, in millions of US Dollars)

                                                                                       Three Months Ended
                                                                             --------------------------------------
                                                                                March 31,             March 31,
                                                                                  2002                  2001
                                                                             (As Restated)(1)
                                                                             ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $          10.2       $          37.7
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation, amortization and cost of
   timber harvested                                                                     86.3                  76.8
Deferred income taxes                                                                   (3.3)                 (2.1)
Minority interests in net income (loss) of subsidiaries                                 (1.6)                  4.5
Net loss (gain) on sale of assets                                                      (71.5)                  5.8
Payments on maturity of hedging contracts                                               (4.0)                 (5.1)
Changes in working capital:
  Accounts receivable, net                                                             (16.8)                 66.1
  Inventories                                                                          (20.7)                (15.8)
  Accounts payable and accrued liabilities                                             (36.6)                (57.9)
Other, net                                                                              (3.5)                  1.4
                                                                             ----------------      ----------------
          Net cash from (used for) operating activities                                (61.5)                111.4
                                                                             ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash invested in fixed assets, timber and timberlands                                  (70.4)                (68.3)
Disposition of assets, including timber and timberlands                                 16.1                     -
Proceeds from the monetization of notes receivable                                      88.1                     -
Cash invested in marketable securities                                                  (3.5)                    -
Cash from maturity of marketable securities                                              3.8                     -
                                                                             ----------------      ----------------
          Net cash from (used for) investing activities                                 34.1                 (68.3)
                                                                             ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends, including minority interests                                           (14.8)                (15.0)
Short-term financing                                                                   254.3                 163.1
Short-term financing repayments                                                       (228.0)               (195.7)
Purchases/payments of long-term debt                                                    (2.4)                 (0.2)
Stock options exercised                                                                  4.7                   0.2
                                                                             ----------------      ----------------
          Net cash from (used for) financing activities                                 13.8                 (47.6)
                                                                             ----------------      ----------------

Net decrease in cash and cash equivalents                                              (13.6)                 (4.5)

Cash and cash equivalents at beginning of year                                          28.3                  20.0
                                                                             ----------------      ----------------
Cash and cash equivalents at end of period                                   $          14.7       $          15.5
                                                                             ================      ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, including capitalized interest of $1.5 and $3.0                  $          22.4       $          35.2
  Income taxes                                                               $           1.0       $           6.6

(1) See Note 2 of the accompanying notes to consolidated financial statements regarding restatement of financial statements.


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

2.   RESTATEMENT OF FINANCIAL STATEMENTS

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

     Additionally, we have reclassified $2.2 million of countervailing and antidumping duties, which were imposed by the US International Trade Commission on imports of Canadian softwood lumber, from a separate component of sales, as initially accrued, to distribution costs.

     The following table sets forth the adjustments to the consolidated statement of operations for the three months ended March 31, 2002, and the Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001. The only financial statement line items included here are those that have been restated from the originally reported amounts.

     Consolidated Statement of Operations
     ---------------------------------------------------------------------------
                                                             Three Months Ended
                                                                March 31, 2002
                                                        ------------------------
                                                            As
                                                        Previously
     (In millions)                                       Reported    As Restated
     ---------------------------------------------------------------------------
     Sales                                               $  622.0       $ 624.2
     Distribution costs                                      54.3          56.5
     Net gain (loss) on sale of assets                       75.0          71.5
     Operating income                                        50.3          46.8
     Income before income taxes and minority interests        9.6           6.1
     Provision for income tax expense (benefit)              (1.1)         (2.5)
     Net income                                              12.3          10.2
     Comprehensive income                                    14.4          12.3
     Basic earnings per common share                         0.22          0.18
     Diluted earnings per common share                       0.22          0.18
     ---------------------------------------------------------------------------

     Balance Sheet Data:
     ---------------------------------------------------------------------------
                                            As of                 As of
                                        March 31, 2002      December 31, 2001
                                     ---------------------  -----------------
                                         As                    As
     (In millions)                   Previously     As     Previously     As
                                      Reported   Restated   Reported   Restated
     ---------------------------------------------------------------------------
     Other assets                    $    188.3  $  180.4  $    186.7  $  182.3
     Total assets                       5,723.8   5,715.9     5,765.4   5,761.0
     Deferred income taxes                611.5     608.4       601.7     600.0
     Retained earnings                    841.4     836.6       840.5     837.8
     Total shareholders' equity         2,033.3   2,028.5     2,024.7   2,022.0
     Total liabilities and
       shareholders' equity             5,723.8   5,715.9     5,765.4   5,761.0
     ---------------------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   NET GAIN ON SALE OF ASSETS

     In January 2002, Bowater completed the sale of approximately 116,000 acres of timberland for aggregate consideration of $104.2 million. We received $5.1 million in cash after expenses, and $99.1 million in notes receivable. In March 2002, we monetized the notes receivable of $99.1 million for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million.

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

     o Bowater retains an interest in the excess future cash flows of the QSPE (cash received from notes receivable vs. cash paid out on the senior secured notes). The retained interest of $7.1 million at March 31, 2002 is included in "Other assets" in the Consolidated Balance Sheet. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of a note with a low level of credit risk, contractually due in 15 years and not subject to prepayment. The discount rate used for the note is 6.91%.

     o We recorded a $3.9 million loss on the monetization of the notes receivable, which was based on the difference in the original carrying amount of the notes (allocated between the asset monetized and the retained interest) and the fair value at the date of the monetization.

     Also in the first quarter of 2002, Bowater sold approximately 2,700 acres of other timberlands and recorded a net pre-tax gain of $1.1 million.

     In April 2001, Bowater reached a final settlement of certain matters regarding the sale of Great Northern Paper Inc. (GNP) to Inexcon Maine, Inc. (Inexcon). As a result, we recognized a $5.8 million pre-tax charge.

4.   ACQUISITION/DIVESTITURE-RELATED LIABILITIES

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


5.   DIVIDENDS TO MINORITY INTEREST SHAREHOLDER

     During the first quarter of 2002, the Board of Directors of Calhoun Newsprint Company (CNC) declared a $7.3 million dividend. As a result, $3.6 million was paid to the minority shareholder of CNC. In the first quarter of 2001, the Board of Directors of CNC declared a $9.6 million dividend. As a result, $4.7 million was paid to the minority shareholder.

6.   COMMITMENTS AND CONTINGENCIES

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


7.   OTHER EXPENSE (INCOME)

     "Other, net" in the Consolidated Statement of Operations includes the following:

     ---------------------------------------------------------------------------
                                                   Three Months Ended March 31
                                                --------------------------------
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

8.   GOODWILL

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

     The reconciliation of net income and earnings per share, adjusted to exclude goodwill amortization expense, net of tax, for the three months ended March 31, 2001 is as follows:

     ---------------------------------------------------------------------------
                                                    Three Months Ended March 31
                                                   -----------------------------
     (In millions, except per-share amounts)             2002          2001
                                                      As Restated
     ---------------------------------------------------------------------------
     Net Income:
     Reported net income                               $   10.2      $   37.7
        Goodwill amortization, net of tax                    --           5.7
     ---------------------------------------------------------------------------
     Adjusted net income                               $   10.2      $   43.4
     ---------------------------------------------------------------------------
     Basic earnings per common share:
     Reported basic earnings per common share          $   0.18      $   0.73
        Goodwill amortization, net of tax                    --          0.11
     ---------------------------------------------------------------------------
     Adjusted basic earnings per common share          $   0.18      $   0.84
     ---------------------------------------------------------------------------
     Diluted earnings per common share:
     Reported diluted earnings per common share        $   0.18      $   0.72
        Goodwill amortization, net of tax                    --          0.11
     ---------------------------------------------------------------------------
     Adjusted diluted earnings per common share        $   0.18      $   0.83
     ---------------------------------------------------------------------------

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   EARNINGS PER SHARE

     The calculation of basic and diluted earnings per share is as follows:
     ---------------------------------------------------------------------------
                                                    THREE MONTHS ENDED MARCH 31
                                                    ----------------------------
                                                         2002           2001
     (In millions, except per-share amounts)         As Restated
     ---------------------------------------------------------------------------
     Basic Computation:
     Basic income available to common shareholders     $  10.2        $  37.7
     ---------------------------------------------------------------------------
     Basic weighted average shares outstanding            56.8           51.6
     ---------------------------------------------------------------------------

     Basic earnings per common share                   $  0.18        $  0.73
     ---------------------------------------------------------------------------

     Diluted Computation:
     Diluted income available to common shareholders   $  10.2        $  37.7
     ---------------------------------------------------------------------------
     Basic weighted average shares outstanding            56.8           51.6
     Effect of dilutive securities:
          Options                                          0.4            0.5
     ---------------------------------------------------------------------------
     Diluted weighted average shares outstanding          57.2           52.1
     ---------------------------------------------------------------------------

     Diluted earnings per common share                 $  0.18        $  0.72
     ---------------------------------------------------------------------------

10.  FINANCIAL INSTRUMENTS

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

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     ---------------------------------------------------------------------------
                                               NET ASSET (LIABILITY)
                                               ---------------------  RANGE OF
                                    NOTIONAL                 FAIR    U.S.$/CDN$
                                    AMOUNT OF   CARRYING    MARKET    EXCHANGE
     MARCH 31, 2002 (IN MILLIONS)  DERIVATIVES   AMOUNT     VALUE      RATES
     ---------------------------------------------------------------------------
     Foreign Currency Exchange
       Agreements
     Buy Currency:
         Canadian dollar
               Due in 2002           $ 290.4    $  14.4    $  14.4  .6744-.6266
               Due in 2003             336.6        8.3        8.3  .6560-.6200
               Due in 2004              85.0        0.4        0.4  .6284-.6204
     ---------------------------------------------------------------------------
                                     $ 712.0    $  23.1    $  23.1
     ---------------------------------------------------------------------------

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

11.  SEGMENT INFORMATION

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

     The following tables summarize information about segment profit and loss and segment assets for the three months ended March 31, 2002 and 2001:

     ------------------------------------------------------------------------------------------------------------------
                                                      Coated
                                                       and                 Canadian   Special
     THREE MONTHS ENDED                              Specialty   Forest      Forest    Items     Corporate/     Total
     MARCH 31, 2002                      Newsprint    Papers    Products   Products      As        Other          As
     (Unaudited, in millions)             Division   Division   Division   Division   Restated   Eliminations  Restated
     ------------------------------------------------------------------------------------------------------------------
     Sales - including internal sales     $  329.7     $115.4    $  21.9   $  173.4    $  --        $   --    $  640.4
     Elimination of intersegment sales          --         --         --         --       --         (16.2)      (16.2)
     ------------------------------------------------------------------------------------------------------------------
     Sales - external customers              329.7      115.4       21.9      173.4       --         (16.2)      624.2
     ------------------------------------------------------------------------------------------------------------------
     Segment income (loss)                   (5.0)      (5.9)        0.3        8.1     71.5         (22.2)       46.8
     ------------------------------------------------------------------------------------------------------------------
     Total assets at 3/31/02              $3,058.3     $640.4    $ 237.3   $1,403.3    $  --        $376.6    $5,715.9
     ------------------------------------------------------------------------------------------------------------------

     ------------------------------------------------------------------------------------------------------------------
                                                     Coated
                                                      and                  Canadian
     Three Months Ended                             Specialty    Forest      Forest               Corporate/
     March 31, 2001                      Newsprint    Papers    Products   Products   Special      Other
     (Unaudited, in millions)             Division   Division   Division   Division    Items    Eliminations    Total
     ------------------------------------------------------------------------------------------------------------------
     Sales - including internal sales     $  366.4     $138.7    $  16.7    $  98.8    $  --        $   --    $  620.6
     Elimination of intersegment sales          --         --         --         --       --         (15.7)      (15.7)
     ------------------------------------------------------------------------------------------------------------------
     Sales - external customers              366.4      138.7       16.7       98.8       --         (15.7)      604.9
     ------------------------------------------------------------------------------------------------------------------
     Segment income (loss)                    61.1       18.5      (0.2)       21.0     (5.8)         (5.0)       89.6
     ------------------------------------------------------------------------------------------------------------------
     Total assets at 3/31/01              $2,676.6     $594.6    $ 396.1    $ 886.9    $  --        $359.8    $4,914.0
     ------------------------------------------------------------------------------------------------------------------

     In January 2002, Bowater completed the sale of approximately 116,000 acres of timberlands for aggregate consideration of $104.2 million, comprised of approximately $5.1 million in cash and $99.1 million in a note receivable. In March 2002, we monetized the $99.1 million note receivable for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million. Also in the first quarter of 2002, we sold approximately 2,700 acres of timberlands and recorded a net pre-tax gain of $1.1 million.

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

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     The components of "Accumulated Other Comprehensive Income (Loss)" in the Consolidated Balance Sheet at March 31, 2002 and December 31, 2001 are as follows:

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

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION

Statements in this report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. The risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Bowater's annual report on Form 10-K/A for the year ended December 31, 2001, and from time to time, in Bowater's other filings with the Securities and Exchange Commission.

                        ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on our unaudited Consolidated Financial Statements included herein. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in Bowater's annual report on Form 10-K/A for the year ended December 31, 2001. Bowater's critical accounting policies are described under the caption "Critical Accounting Policies and Estimates" in Item 7 of Bowater's annual report on Form 10-K/A for the year ended December 31, 2001.

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

                              RESULTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2002,
                                  AS RESTATED,
                              VERSUS MARCH 31, 2001

The results of operations for the three-month period ended March 31, 2001 do not include the impact of the acquisition of Alliance, which closed in September 2001.

For the first quarter of 2002, Bowater had operating income of $46.8 million compared to $89.6 million for the first quarter of 2001. Operating income for the first quarter of 2002 includes a gain on the sale of assets of $71.5 million compared to a net loss on the sale of assets of $5.8 million for the first quarter of 2001. Excluding these asset sales, operating income decreased $120.1 million. Lower transaction prices for newsprint ($81.7 million), coated and specialty papers ($17.3 million) and market pulp ($31.3 million) and lower shipments ($9.8 million). Selling, general and administrative expenses were also higher in the first quarter of 2002 due to credits recognized for stock-based compensation ($14.5 million) during the first quarter of 2001. These decreases were offset partially by higher transaction prices for lumber ($1.5 million) and timber ($1.9 million) and lower operating costs ($35.2 million), which includes the amortization of goodwill. Operating costs were lower for the quarter due to lower wood, fiber, chemical, fuel and maintenance costs.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net income for the first quarter of 2002 was $10.2 million, or $0.18 per diluted share, compared with net income of $37.7 million, or $0.72 per diluted share, in the first quarter of 2001. Sales for the first quarter of 2002 were $624.2 million compared with $604.9 million for the first quarter of 2001.

                            PRODUCT LINE INFORMATION

Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

 SALES BY PRODUCT
------------------------------------------------------------
                                        THREE MONTHS ENDED
                                            MARCH 31,
                                      ----------------------
(Unaudited, in millions)                 2002        2001
------------------------------------------------------------

Sales:
   Newsprint                           $  290.7    $  379.5
   Market pulp                            118.0       105.7
   Coated and specialty papers            162.9       107.9
   Lumber (1)                              56.9         8.2
   Other                                   11.9        44.6
   Elimination of intersegment sales      (16.2)      (41.0)
                                     -----------------------
        Total sales                    $  624.2    $  604.9
------------------------------------------------------------
(1) Countervailing and antidumping duties of approximately $2.2 million for the three months ended March 31, 2002 are included as a component of distribution costs and are not presented as a separate component against sales.

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

SALES BY DIVISION (1)
--------------------------------------------------------------
                                         THREE MONTHS ENDED
                                              MARCH 31,
                                      ------------------------
(In millions)                             2002         2001
--------------------------------------------------------------
Newsprint Division                      $  329.7     $  366.4
Coated and Specialty Papers Division       115.4        138.7
Forest Products Division                    21.9         16.7
Canadian Forest Products Division (2)      173.4         98.8
Corporate & eliminations                   (16.2)       (15.7)
                                      ------------------------
    Total sales                         $  624.2     $  604.9
--------------------------------------------------------------

OPERATING INCOME (LOSS) BY DIVISION (1)
--------------------------------------------------------------
                                        THREE MONTHS ENDED
                                             MARCH 31,
                                      ------------------------
                                            2002        2001
(In millions)                           AS RESTATED
--------------------------------------------------------------
Newsprint Division                       $   (5.0)   $   61.1
Coated and Specialty Papers Division         (5.9)       18.5
Forest Products Division                      0.3        (0.2)
Canadian Forest Products Division             8.1        21.0
Special items                                71.5        (5.8)
Corporate & eliminations                    (22.2)       (5.0)
                                      ------------------------
    Total operating income                $  46.8    $   89.6
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

(2) Countervailing and antidumping duties of approximately $2.2 million for the three months ended March 31, 2002 are included as a component of distribution costs and are not presented as a separate component against sales.

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

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Coated and Specialty Papers Division: Sales for the Division decreased $23.3 million, from $138.7 million for the first quarter of 2001 to $115.4 million for the first quarter of 2002. This decrease was primarily due to lower transaction prices for coated and specialty papers ($17.9 million), market pulp ($7.9 million) and newsprint ($6.2 million). Increased shipments ($8.7 million, primarily coated and specialty papers and market pulp) partially offset this decrease. See the previous discussion of product line results.

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

Canadian Forest Products Division: This Division was formed as a result of the Alliance acquisition. In addition to the Alliance facilities in Canada, several existing facilities owned by Bowater were transferred to this Division. Sales for the Division increased $74.6 million, from $98.8 million for the first quarter of 2001 to $173.4 million for the first quarter of 2002. This increase is primarily the result of the acquisition of Alliance in September 2001, partially offset by lower newsprint transaction prices ($22.3 million).

Operating income decreased $12.9 million, from $21.0 million for the first quarter of 2001 to $8.1 million for the first quarter of 2002. This decrease was primarily the result of lower newsprint transaction prices ($22.3 million, partially offset by lower manufacturing costs ($8.4 million) and the acquisition of Alliance.

Special Items: In January 2002, Bowater completed the sale of approximately 116,000 acres of timberlands for aggregate consideration of $104.2 million, comprised of approximately $5.1 million in cash and $99.1 million in notes receivable. In March 2002, we monetized the $99.1 million notes receivable for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million. Also in the first quarter of 2002, we had other asset sales resulting in a pre-tax gain of $1.1 million. In April 2001, Bowater reached a final settlement in connection with the sale of GNP to Inexcon. As a result, we recognized a pre-tax charge of $5.8 million in the first quarter of 2001.

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

Bowater's effective tax rate for the first quarter of 2002 was (41.0)% versus 32.6% for the prior year's first quarter. The lower rate in 2002 was primarily the result of a one-time tax benefit arising from an IRS settlement ($2.8 million) and an on-going tax benefit ($3.8 million) related to our $600 million notes financing transaction completed in the fourth quarter of 2001.

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

                         OFF-BALANCE SHEET ARRANGEMENTS

A detailed discussion of our off-balance sheet arrangements is included under the caption "Off-Balance Sheet Arrangements," in Item 7 of our annual

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


report on Form 10-K/A for the year ended December 31, 2001.

In January 2002, Bowater sold approximately 116,000 acres of timberlands for aggregate consideration of $104.2 million, comprised of approximately $5.1 million in cash and $99.1 million in notes receivable. In March 2002, we monetized the notes receivable using a qualified special purpose entity (QSPE) set up in accordance with the Financial Accounting Standards Board's SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and received net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million. The QSPE is not consolidated with Bowater in Bowater's financial statements. The business purpose of the QSPE is to hold the notes receivable and issue debt securities to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by a letter of credit issued by a third party financial institution. As of March 31, 2002, Bowater's retained interest in the QSPE is $7.1 million. As of March 31, 2002, the QSPE had total assets of $100.1 million and total obligations of $89.2 million.

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

ITEM 3.  MARKET RISK

Bowater's market risk disclosure included in its 2001 Form 10-K/A, Part II, Item 7A, is still applicable as of March 31, 2002. We have updated the disclosure concerning our Canadian dollar forward and range forward contracts, which is included in Footnote 10 in this Form 10-Q/A.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

         Exhibit No.    Description
         -----------    -----------

         10.1 * Amendment No. 1 dated December 12, 2001 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999.

         10.2 * Amendment No. 2 dated May 3, 2002 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated February 26, 1999.

         10.3 * Amendment No. 1 dated November 1, 2001 to the Bowater Incorporated Deferred Compensation Plan for Outside Directors.

         12.1 Statement regarding Computation of Ratio of Earnings to Fixed Charges.

        -------------------
        * Previously filed.

         (b)  Reports on Form 8-K:

              None

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BOWATER INCORPORATED

                                             By   /s/  David G. Maffucci
                                                  -----------------------------
                                                  David G. Maffucci
                                                  Executive Vice President and
                                                  Chief Financial Officer



                                             By   /s/  Michael F. Nocito
                                                  -----------------------------
                                                  Michael F. Nocito
                                                  Vice President and Controller





Dated:   August 14, 2002

                                INDEX TO EXHIBITS



Exhibit No.  Description
-----------  -----------

   10.1* Amendment No. 1 dated December 12, 2001 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999.

   10.2* Amendment No. 2 dated May 3, 2002 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated February 26, 1999.

   10.3* Amendment No. 1 dated November 1, 2001 to the Bowater Incorporated Deferred Compensation Plan for Outside Directors.

   12.1      Statement regarding Computation of Ratio of Earnings to Fixed
             Charges.

------------
* Previously filed.