Form 10-Q
period 2002-06-30
BOWATER INC
filed 2002-08-14
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2002.

                 Class                             Outstanding at August 9, 2002
       Common Stock, $1.00 Par Value                    55,250,039 Shares

                              BOWATER INCORPORATED

                                    I N D E X

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I   FINANCIAL INFORMATION

         1.  Financial Statements:

                  Consolidated Balance Sheet at June 30, 2002,
                  and December 31, 2001                                                          3

                  Consolidated Statement of Operations for the Three and
                  Six Months Ended June 30, 2002, and
                       June 30, 2001                                                             4

                  Consolidated Statement of Capital Accounts
                  for the Six Months Ended June 30, 2002                                         5

                  Consolidated Statement of Cash Flows for the
                  Six Months Ended June 30, 2002, and
                  June 30, 2001                                                                  6

                  Notes to Consolidated Financial Statements                                  7-14

         2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                               15-24

         3.  Quantitative and Qualitative Disclosures About Market Risk                         25

  PART II   OTHER INFORMATION

  Exhibits and Reports on Form 8-K                                                              26

  SIGNATURES                                                                                    27

                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)

                                                                                      June 30,        December 31,
                                                                                        2002             2001
                                                                                      --------        ------------
                                ASSETS
Current assets:
   Cash and cash equivalents                                                          $   29.7         $   28.3
   Marketable securities                                                                   0.5              2.1
   Accounts receivable, net                                                              357.5            367.0
   Inventories                                                                           257.4            250.5
   Other current assets                                                                   54.6             41.7
                                                                                      --------         --------
      Total current assets                                                               699.7            689.6
                                                                                      --------         --------

   Timber and timberlands                                                                198.7            227.7
   Fixed assets, net                                                                   3,738.2          3,818.4
   Goodwill                                                                              843.0            843.0
   Other assets                                                                          197.5            182.3
                                                                                      --------         --------
      Total assets                                                                    $5,677.1         $5,761.0
                                                                                      ========         ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                                             $   80.8         $   73.0
   Short-term bank debt                                                                  178.0            341.7
   Accounts payable and accrued liabilities                                              337.1            437.9
   Income taxes payable                                                                    6.8               --
   Dividends payable                                                                      11.1             10.9
                                                                                      --------         --------
      Total current liabilities                                                          613.8            863.5
                                                                                      --------         --------

   Long-term debt, net of current installments                                         2,049.1          1,828.0
   Other long-term liabilities                                                           362.0            362.3
   Deferred income taxes                                                                 583.4            600.0
   Minority interests in subsidiaries                                                     77.8             85.2
   Commitments and contingencies                                                            --               --

Shareholders' equity:

   Common stock, $1 par value. Authorized 100,000,000 shares; issued 66,831,867 and 66,323,992 shares at June 30, 2002 and December 31,
      2001, respectively                                                                  66.8             66.3
   Exchangeable shares, no par value. Unlimited shares authorized;
      1,683,063 and 2,008,588 outstanding at June 30, 2002 and
      December 31, 2001, respectively                                                     80.2             96.0
   Additional paid-in capital                                                          1,592.6          1,569.9
   Retained earnings                                                                     771.5            837.8
   Accumulated other comprehensive income (loss)                                         (33.8)           (61.6)
   Treasury stock, at cost.  11,618,678 and 11,619,812 shares at June 30,
      2002 and December 31, 2001, respectively                                          (486.3)          (486.4)
                                                                                      --------         --------
      Total shareholders' equity                                                       1,991.0          2,022.0
                                                                                      --------         --------
      Total liabilities and shareholders' equity                                      $5,677.1         $5,761.0
                                                                                      ========         ========

           See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         (UNAUDITED, IN MILLIONS OF US DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months Ended           Six Months Ended
                                                                ------------------------    -------------------------
                                                                 June 30,      June 30,      June 30,       June 30,
                                                                   2002          2001           2002          2001
                                                                ----------    ----------    ----------     ----------
Sales                                                            $ 646.8       $ 585.2       $ 1,271.0     $ 1,190.1
Cost of sales, excluding depreciation, amortization
   and cost of timber harvested                                    508.5         385.2           979.1         761.2
Depreciation, amortization and cost of timber harvested             86.1          74.8           172.4         151.6
Distribution costs                                                  50.7          41.3           107.2          81.2
Selling and administrative expense                                  40.4          29.2            75.9          46.0
Net gain on sale of assets                                           3.5          85.0            75.0          79.2
                                                                 -------       -------       ---------     ---------
    Operating income (loss)                                        (35.4)        139.7            11.4         229.3

Other expense (income):
  Interest income                                                   (1.2)         (3.0)           (2.2)         (6.6)
  Interest expense, net of capitalized interest                     41.3          33.8            83.1          69.0
  Other, net                                                         5.2          10.5             5.1           5.9
                                                                 -------       -------       ---------     ---------
                                                                    45.3          41.3            86.0          68.3
                                                                 -------       -------       ---------     ---------

Income (loss) before income taxes and minority interests           (80.7)         98.4           (74.6)        161.0

Provision for income tax expense (benefit)                         (22.8)         50.0           (25.3)         70.4
Minority interests in net income (loss) of subsidiaries             (4.2)         29.8            (5.8)         34.3
                                                                 -------       -------       ---------     ---------

Net income (loss)                                                  (53.7)         18.6           (43.5)         56.3

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                           2.3           2.0             2.9          (0.3)
  Unrealized gain (loss) on hedged transactions                     23.4          14.7            24.9          (1.0)
  Minimum pension liability adjustments                               --            --              --          (0.2)
                                                                 -------       -------       ---------     ---------

Comprehensive income (loss)                                      $ (28.0)      $  35.3       $   (15.7)    $    54.8
                                                                 =======       =======       =========     =========

Basic earnings (loss) per common share*                          $ (0.95)      $  0.36       $   (0.77)    $    1.09
                                                                 =======       =======       =========     =========

Diluted earnings (loss) per common share*                        $ (0.95)      $  0.36       $   (0.77)    $    1.08
                                                                 =======       =======       =========     =========

* Basic and diluted earnings per share are based on net income and do not include any impact from "Other comprehensive income (loss)." See Note 8.

           See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
         (UNAUDITED, IN MILLIONS OF US DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                                            Accumulated
                                                                                   Additional                 Other
                                                            Common   Exchangeable   Paid-in      Retained  Comprehensive   Treasury
                                                             Stock      Shares      Capital      Earnings  Income (Loss)    Stock
                                                            -------  ------------  ----------    --------  -------------  ---------
Balance at December 31, 2001                                 $66.3      $96.0       $1,569.9      $837.8       $(61.6)     $(486.4)
Net income (loss)                                               --         --             --       (43.5)         --           --
Retraction of exchangeable shares (325,525 common
   shares issued and exchangeable shares retracted)            0.3      (15.8)          15.5          --          --           --
Dividends on common stock ($0.40 per share)                     --         --             --       (22.8)         --           --
Foreign currency translation                                    --         --             --          --         2.9           --
Stock options exercised (182,350 shares)                       0.2         --            5.8          --          --           --
Tax benefit on exercise of stock options                        --         --            1.4          --          --           --
Unrealized gain on hedged transactions, net of tax
   expense of $15.2 million                                     --         --             --          --        24.9           --
Treasury stock used for dividend reinvestment plans
   and to pay employee and director benefits
   (1,134 shares)                                               --         --             --          --          --          0.1
                                                             -----      -----       --------      ------       -----       ------
Balance at June 30, 2002                                     $66.8      $80.2       $1,592.6      $771.5       $(33.8)     $(486.3)
                                                             =====      =====       ========      ======       =====       ======

           See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)

                                                                         Six Months Ended
                                                                       --------------------
                                                                       June 30,     June 30,
                                                                         2002         2001
                                                                       --------     --------
Cash flows from  operating activities:
Net income (loss)                                                       $(43.5)      $ 56.3
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
Depreciation, amortization and cost of
   timber harvested                                                      172.4        151.6
Deferred income taxes                                                    (35.5)        29.8
Minority interests in net income (loss) of subsidiaries                   (5.8)        34.3
Net gain on sale of assets                                               (75.0)       (79.2)
Payments on maturity of hedging contracts                                 (7.1)        (9.3)
Changes in working capital:
  Accounts receivable, net                                                 9.5         44.7
  Inventories                                                             (6.9)        (9.3)
  Accounts payable and accrued liabilities                               (45.5)       (47.9)
  Income taxes payable                                                     6.8         19.8
Other, net                                                                 6.8        (14.7)
                                                                        ------       ------
          Net cash from (used for) operating activities                  (23.8)       176.1
                                                                        ------       ------

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands                   (125.0)      (115.0)
Disposition of assets, including timber and timberlands                   19.9          4.2
Proceeds from the monetization of notes receivable                        88.1        122.6
Cash invested in marketable securities                                    (1.5)          --
Cash from maturity of marketable securities                                3.2           --
                                                                        ------       ------
          Net cash from (used for) investing activities                  (15.3)        11.8
                                                                        ------       ------

Cash flows from financing activities:
Cash dividends, including minority interests                             (26.6)       (85.6)
Short-term financing                                                     588.3        459.2
Short-term financing repayments                                         (755.5)      (454.6)
Proceeds from / payments of long-term debt                               228.3       (107.4)
Stock options exercised                                                    6.0          0.2
                                                                        ------       ------
          Net cash from (used for) financing activities                   40.5       (188.2)
                                                                        ------       ------

Net increase (decrease) in cash and cash equivalents                       1.4         (0.3)

Cash and cash equivalents at beginning of year                            28.3         20.0
                                                                        ------       ------
Cash and cash equivalents at end of period                              $ 29.7       $ 19.7
                                                                        ======       ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, including capitalized interest of $3.4 and $5.8             $ 87.0       $ 89.9
  Income taxes                                                          $ 16.6       $ 13.1

         See accompanying notes to consolidated statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.       Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries as of June 30, 2002. The consolidated statement of operations for the six-month period ended June 30, 2001 does not include the impact of the acquisition of Alliance Forest Products Inc. (Alliance), which closed during September 2001. The consolidated balance sheet as of June 30, 2002, and the related statements of operations, capital accounts and cash flows for the six-month period then ended are unaudited. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in the Company's most recent Annual Report on Form 10-K/A. Certain prior year amounts in the financial statements and the notes have been reclassified to conform to the 2002 presentation.

2.       Net Gain on Sale of Assets

         In January 2002, Bowater completed the sale of approximately 116,000 acres of timberland for aggregate consideration of $104.2 million. We received $5.1 million in cash after expenses and $99.1 million in notes receivable. In March 2002, we monetized the notes receivable of $99.1 million for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million.

         - The notes receivable were monetized through a bankruptcy-remote limited liability company. The bankruptcy-remote subsidiary is a qualified special purpose entity (QSPE) under Statement of Financial Accounting Standards (SFAS) No. 140 and is not consolidated in Bowater's financial statements.

         - This QSPE has issued fixed rate senior secured notes totaling $89.2 million, which are secured by the notes receivable held by the QSPE. The value of these senior secured notes are equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by a letter of credit issued by a third party financial institution.

         - Bowater retains an interest in the excess future cash flows of the QSPE (cash received from notes receivable vs. cash paid out on the senior secured notes). Bowater retained an interest in the QSPE of $7.1 million. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of a note with a low level of credit risk, contractually due in 15 years and not subject to prepayment. The discount rate used for the note is 6.91%.

         - We recorded a $3.9 million loss on the monetization of the notes receivable, which was based on the difference in the original carrying amount of the notes (allocated between the asset monetized and the retained interest) and the fair value at the date of the monetization.

         Also in the first six months of 2002, Bowater sold approximately 4,600 acres of other timberlands and recorded a net pre-tax gain of $4.6 million.

         In the second quarter of 2001, we monetized the notes receivable in connection with a 1999 land sale and recognized a net pre-tax gain of $84.5 million. In 1999, Calhoun Newsprint Company (CNC), a majority-owned subsidiary of Bowater, sold approximately 140,000 acres of timberlands in North Carolina and South Carolina for proceeds of $173.2 million (before expenses of $1.1 million). CNC received $26.2 million in cash and $145.9 million consisting of two notes receivable. We recorded the transaction as an installment sale, and as of December 31, 1999, recorded a pre-tax gain of $17.4 million and had remaining deferred pre-tax gains of approximately $95.0 million.

         CNC monetized the $145.9 million notes receivable through a bankruptcy-remote limited liability company, which is a QSPE under SFAS No. 140, for net cash proceeds of $122.6 million, met the requirements for full accrual and recorded a net pre-tax gain of $84.5 million. The $84.5 million net pre-tax gain was comprised of the deferred pre-tax gain on the 1999 timberland sale of $95.0 million offset by a loss on the 2001 monetization of the notes receivable of $10.5 million. Bowater retained an interest in the QSPE of $12.5 million. As a result of the monetization, a dividend of $60.1 million was paid to the minority shareholder of CNC during the second quarter of 2001.

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

         Other net gains on asset sales of $0.5 million were recorded in the second quarter of 2001. In April 2001, Bowater reached a final settlement of certain matters regarding the sale of Great Northern Paper Inc. (GNP) to Inexcon Maine, Inc. (Inexcon). As a result, we recognized a $5.8 million pre-tax charge, or $0.07 per diluted share, after tax.

3.       Acquisition/Divestiture-Related Liabilities

         In connection with the Alliance acquisition, Bowater recorded employee termination costs of approximately $17.0 million, which included approximately $13.0 million of employee termination costs recorded in connection with the permanent closing of a newsprint machine and other assets at the Coosa Pines, Alabama, facility. At December 31, 2001, the remaining accrual was $15.5 million (net of exchange loss of $0.1 million). Approximately $13.9 million was paid during the first six months of 2002. The remaining accrual, $1.7 million (including exchange gain of $0.1 million), is expected to be paid during the second half of 2002 and is included in "Accounts payable and accrued liabilities," in the Consolidated Balance Sheet.

4.       Dividends to Minority Interest Shareholder

         During the first six months of 2002, the Board of Directors of CNC declared dividends of $8.3 million. As a result, $4.1 million was paid to the minority shareholder of CNC. During the first six months of 2001, the Board of Directors of CNC declared dividends of $139.4 million. As a result, $68.3 million was paid to the minority shareholder.

5.       Commitments and Contingencies

         a) Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Our management believes that the ultimate disposition of these matters will not have a material adverse effect on our operations or our financial condition taken as a whole.

         b) Bowater, several other paper companies, and 120 other companies have been named as defendants in asbestos personal injury actions based on product liability claims. Bowater has denied the allegations and no specific product of Bowater has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff's alleged asbestos related injury.

                  These suits have been filed by approximately 570 claimants who sought monetary damages in civil actions pending in state courts in Missouri, Illinois, New York, Mississippi and Texas. Approximately 60 of these actions have been dismissed already, either voluntarily or by summary judgment. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers' rights to dispute coverage.

                  While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on Bowater's business, financial position or results of operations.

6.       Other (Income) Expense

         "Other, net" in the Consolidated Statement of Operations includes the following:

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                             -------------------------------------------
                                             JUNE 30,    JUNE 30,    JUNE 30,   JUNE 30,
                                               2002        2001        2002       2001
(Unaudited, in millions)                     -------------------------------------------
Foreign exchange (gain) loss                  $ 4.6       $11.4       $3.5       $6.6
(Income) loss from joint venture                0.8        (1.3)       1.9       (1.1)
Miscellaneous (income) expense                 (0.2)        0.4       (0.3)       0.4
                                              -----       -----       ----       ----
                                              $ 5.2       $10.5       $5.1       $5.9
                                              -----       -----       ----       ----

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

7.       Goodwill

         Bowater adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. As of June 30, 2002, we had unamortized goodwill in the amount of $843.0 million and no intangible assets with indefinite useful lives (pending the final valuation of the Alliance acquisition). For segment reporting purposes, goodwill of $540 million and $303 million is included in the Newsprint Division and the Canadian Forest Products Division reportable segments, respectively and includes five pulp and paper mills.

         During the second quarter of 2002, Bowater completed the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. Fair value was determined based on a valuation study performed by an independent third party. In making its recommendation of fair value the independent valuation firm relied primarily on the discounted cash flow method. This method uses future projections of cash flows from each of the reporting units and includes, among other estimates, projection of future product pricing, product costs, capital spending and an assumption of the company's weighted average cost of capital. Changes in any of these estimates could have a material effect on the fair value of these assets in future measurement periods. On an ongoing basis the Company expects to perform its impairment tests during the fourth quarter.

         As a result of the transitional impairment tests performed as of January 1, 2002, there was no indicator of goodwill impairment, however, the amount by which fair value exceeded book value for certain of the reporting units was not significant. Therefore, in future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill that would require a non-cash charge to the income statement and may have a material effect on the financial condition or operating results of the company.

         The reconciliation of net income and earnings per share, adjusted to exclude goodwill amortization expense, net of tax, is as follows:

                                                                   --------------------------------------------
                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   --------------------------------------------
                                                                   JUNE 30,     JUNE 30,    JUNE 30,    JUNE 30,
                                                                    2002         2001        2002        2001
(Unaudited, in millions, except per-share amounts)                 --------------------------------------------
Net income (loss):
       Reported net income (loss)                                  $(53.7)      $ 18.6      $(43.5)      $ 56.3
       Goodwill amortization, net of tax                               --          6.2          --         11.9
                                                                   ------       ------      ------       ------
Adjusted net income (loss)                                         $(53.7)      $ 24.8      $(43.5)      $ 68.2
                                                                   ------       ------      ------       ------
Basic earnings (loss) per common share:
       Reported basic earnings (loss) per common share             $(0.95)      $ 0.36      $(0.77)      $ 1.09
       Goodwill amortization, net of tax                               --         0.12          --         0.23
                                                                   ------       ------      ------       ------
Adjusted basic earnings (loss) per common share                    $(0.95)      $ 0.48      $(0.77)      $ 1.32
                                                                   ------       ------      ------       ------
Diluted earnings (loss) per common share:
       Reported diluted earnings (loss) per common share           $(0.95)      $ 0.36      $(0.77)      $ 1.08
       Goodwill amortization, net of tax                               --         0.12          --         0.23
                                                                   ------       ------      ------       ------
Adjusted diluted earnings (loss) per common share                  $(0.95)      $ 0.48      $(0.77)      $ 1.31
                                                                   ------       ------      ------       ------

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


8.       Earnings Per Share

         The calculation of basic and diluted earnings per share is as follows:

                                                                  Three Months Ended        Six Months Ended
                                                                 ----------------------------------------------
                                                                 June 30,     June 30,    June 30,     June 30,
(Unaudited, in millions, except per-share amounts)                 2002         2001        2002         2001
                                                                 ----------------------------------------------
Basic Computation:
Basic income (loss) available to common shareholders              $(53.7)      $ 18.6      $(43.5)      $ 56.3
                                                                 --------     --------    --------     --------
Basic weighted average shares outstanding                           56.9         51.6        56.8         51.6
                                                                 --------     --------    --------     --------
Basic earnings (loss) per common share                            $(0.95)      $ 0.36      $(0.77)      $ 1.09
                                                                 --------     --------    --------     --------
Diluted Computation:
Diluted income (loss) available to common shareholders            $(53.7)      $ 18.6      $(43.5)      $ 56.3
                                                                 --------     --------    --------     --------
Basic weighted average shares outstanding                           56.9         51.6        56.8         51.6
Effect of dilutive securities:
     Options                                                          --          0.3          --          0.4
                                                                 --------     --------    --------     --------
Diluted weighted average shares outstanding                         56.9         51.9        56.8         52.0
                                                                 --------     --------    --------     --------
Diluted earnings (loss) per common share                          $(0.95)      $ 0.36      $(0.77)      $ 1.08
                                                                  ------       ------      ------       ------

         The dilutive effect of options outstanding is computed using the treasury stock method. Options for approximately 0.4 million shares were outstanding for the three months and six months ended June 30, 2002, respectively, but were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive.

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

         During the first six months, we recorded a net change in fair value related to cash flow hedges amounting to a gain of $30.4 million ($18.9 million, after tax) in "Accumulated other comprehensive income (loss)." We also reclassified a loss of $9.7 million ($6.0 million, after tax) from "Accumulated other comprehensive income (loss)" to earnings, which was offset by net gains on the items being hedged. We expect to reclassify a $6.1 million gain ($3.8 million, after-tax) from "Accumulated other comprehensive income (loss)" to earnings during the next 12 months as the hedged items affect earnings.

         We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. The maximum time period we have hedged transactions is two years. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively.

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

         Information regarding our Canadian dollar contracts' notional amount, carrying value, fair market value and range of exchange rates of the contracts is summarized in the table below. The notional amount of these contracts represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts.

                                                                      NET (ASSET) LIABILITY
                                                                      ---------------------         RANGE OF
                                                        NOTIONAL                      FAIR         U.S.$/CDN$
                                                        AMOUNT OF     CARRYING       MARKET         EXCHANGE
                                                       DERIVATIVES     AMOUNT         VALUE          RATES
         JUNE 30, 2002 (UNAUDITED, IN MILLIONS)        -----------    --------       ------        -----------
         Foreign Currency Exchange Agreements
         Buy Currency:
             Canadian dollar
                   Due in 2002                           $192.4        $ (1.1)       $ (1.1)       .6722-.6266
                   Due in 2003                            351.6          (8.6)         (8.6)       .6560-.6200
                   Due in 2004                            161.0          (5.6)         (5.6)       .6448-.6205
                                                         ------        ------        ------        -----------
                                                         $705.0        $(15.3)       $(15.3)

         Approximately $82.7 million of our long-term debt is denominated in Canadian dollars. In order to reduce our exposure to exchange rate fluctuations, we enter into Canadian dollar forward contracts with notional amounts of approximately $100.0 million. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly, and gains or losses are included in "Other, net" in our Consolidated Statement of Operations. During the first six months of 2002, we recorded gains of approximately $5.3 million in our Consolidated Statement of Operations as a result of these economic hedges. At June 30, 2002, our outstanding Canadian dollar forward contracts had notional amounts of $100.0 million and are due September 27, 2002. The fair value (asset) of the Canadian dollar forward contract was $0.3 million at June 30, 2002.

         Additionally, Alliance had Canadian dollar range forward contracts in place to reduce the exposure to differences in the United States and Canadian dollar exchange rate, as the majority of Alliance's sales were sold into the United States and denominated in United States dollars. These Canadian dollar range forward contracts are not accounted for as accounting hedges under SFAS No. 133. Changes in the derivatives fair values are immediately recognized in earnings and included in "Other, net" in our Consolidated Statement of Operations. At June 30, 2002, these Canadian dollar range forward contracts had notional amounts due in 2002 and 2003 of $61.0 million and $124.0 million, respectively. We recorded a gain of approximately $0.6 million for the six months ended June 30, 2002 as a result of these Canadian dollar range forward contracts. As these contracts expire, we are not replacing them. The fair market value of the Canadian dollar range forward contracts was zero at June 30, 2002.

         The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. Therefore, the risk of counterparty nonperformance is considered to be remote.

10.      Credit Arrangements

         In May 2002, Bowater closed on its new credit facilities, a $300.0 million three-year term loan and a $500.0 million three-year revolving credit facility. The new three-year term loan and revolving credit facility were used to refinance the previous $350.0 million five-year facility and the $450.0 million, 364-day credit facility. The $300.0 million three-year term loan requires repayments of $60.0 million each in May 2003 and 2004 and $180.0 million in May 2005. The $500.0 million revolving credit facility is due May 2005. Borrowings under these credit facilities incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt. At June 30, 2002, $178.0 million was outstanding under $500.0 million revolving credit facility and $300 million outstanding under the three-year term loan.

         These credit facilities contain various covenants including requirements to maintain a minimum consolidated net worth (generally defined in the credit facilities as common shareholders' equity plus any outstanding preferred stock) and imposes a maximum 60% ratio of total debt to total capital (defined in the credit facilities as total debt plus net worth and minority interest).

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


11.      Segment Information

         On September 24, 2001, Bowater completed the purchase of Alliance. As a result of the acquisition, we have four reportable segments: the Newsprint Division, the Coated and Specialty Papers Division, the Forest Products Division and the Canadian Forest Products Division. Segment information for the quarter ending June 30, 2001, has been reclassified to reflect the change to four reportable segments.

         The Newsprint Division operates seven manufacturing sites in the United States, Canada and South Korea. The principal product at these manufacturing sites is newsprint, but several of the sites also produce market pulp and uncoated specialty papers. This Division is responsible for the marketing and sales of newsprint and selected uncoated specialty papers.

         The Coated and Specialty Papers Division operates a manufacturing site that produces coated groundwood paper, newsprint, market pulp and uncoated specialty papers and two coating facilities, all located in the United States. This Division is responsible for the marketing and sales of the full spectrum of coated and uncoated specialty papers manufactured by Bowater.

         The Forest Products Division manages 1.1 million acres of timberland owned or leased in the United States and the Canadian provinces of Ontario and Nova Scotia and over 8.3 million acres of Crown-owned land in the province of Ontario on which Bowater has cutting rights. The Division also operates three softwood sawmills and supplies wood fiber to Bowater's pulp and paper production sites and markets and sells lumber and timber in North America.

         The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The Division manages 0.4 million acres of owned or leased timberlands and over 24.4 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which Bowater has cutting rights. The Division also operates 10 sawmills and one wood treatment plant, supplies wood to four paper mills and 10 sawmills and is responsible for the marketing and sales of Bowater's timber and lumber production.

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

         The following tables summarize information about segment profit and loss and segment assets for the three and six months ended June 30, 2002 and 2001:

                                                       Coated and                Canadian
THREE MONTHS ENDED                                     Specialty     Forest       Forest                Corporate/
JUNE 30, 2002                              Newsprint     Papers     Products     Products    Special      Other
(Unaudited, in millions)                   Division     Division    Division     Division     Items    Eliminations     Total
                                           --------    ----------   --------     --------    -------   ------------   --------
Sales - including internal sales           $  316.0      $121.0      $ 25.3      $  198.1     $  --      $   --       $  660.4
Elimination of intersegment sales                --          --          --            --        --       (13.6)         (13.6)
                                           --------      ------      ------      --------     -----      ------       --------
Sales - external customers                    316.0       121.0        25.3         198.1        --       (13.6)         646.8
                                           --------      ------      ------      --------     -----      ------       --------
Segment income (loss)                         (28.5)       (5.2)        1.8          20.1       3.5       (27.1)         (35.4)
                                           --------      ------      ------      --------     -----      ------       --------
Total assets at 6/30/02                    $3,217.7      $653.5      $246.9      $1,481.1     $  --      $ 77.9       $5,677.1
                                           --------      ------      ------      --------     -----      ------       --------

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                                       Coated and                Canadian
THREE MONTHS ENDED                                     Specialty     Forest       Forest                Corporate/
JUNE 30, 2001                              Newsprint     Papers     Products     Products    Special      Other
(Unaudited, in millions)                   Division     Division    Division     Division     Items    Eliminations     Total
                                           --------    ----------   --------     --------    -------   ------------   --------
Sales - including internal sales           $  367.2      $116.4      $ 16.2       $101.5      $  --      $   --       $  601.3
Elimination of intersegment sales                --          --          --           --         --       (16.1)         (16.1)
                                           --------      ------      ------       ------      -----      ------       --------
Sales - external customers                    367.2       116.4        16.2        101.5         --       (16.1)         585.2
                                           --------      ------      ------       ------      -----      ------       --------
Segment income (loss)                          49.0         4.3        (3.7)        22.1       85.0       (17.0)         139.7
                                           --------      ------      ------       ------      -----      ------       --------
Total assets at 6/30/01                    $2,661.9      $608.1      $264.4       $891.1      $  --      $364.4       $4,789.9
                                           --------      ------      ------       ------      -----      ------       --------

                                                       Coated and                Canadian
SIX MONTHS ENDED                                       Specialty     Forest       Forest                Corporate/
JUNE 30, 2002                              Newsprint     Papers     Products     Products    Special      Other
(Unaudited, in millions)                   Division     Division    Division     Division     Items    Eliminations     Total
                                           --------    ----------   --------     --------    -------   ------------   --------
Sales - including internal sales           $  645.7      $236.4      $ 47.2       $371.5      $  --      $   --       $1,300.8
Elimination of intersegment sales                --          --          --           --         --       (29.8)         (29.8)
                                           --------      ------      ------       ------      -----      ------       --------
Sales - external customers                    645.7       236.4        47.2        371.5         --       (29.8)       1,271.0
                                           --------      ------      ------       ------      -----      ------       --------
Segment income (loss)                      $  (33.5)     $(11.1)     $  2.1       $ 28.2      $75.0      $(49.3)      $   11.4
                                           --------      ------      ------       ------      -----      ------       --------

                                                       Coated and                Canadian
SIX MONTHS ENDED                                       Specialty     Forest       Forest                Corporate/
JUNE 30, 2001                              Newsprint     Papers     Products     Products    Special      Other
(Unaudited, in millions)                   Division     Division    Division     Division     Items    Eliminations     Total
                                           --------    ----------   --------     --------    -------   ------------   --------
Sales - including internal sales           $  733.6      $255.1      $ 32.9       $200.3      $  --      $   --       $1,221.9
Elimination of intersegment sales                --          --          --           --         --       (31.8)         (31.8)
                                           --------      ------      ------       ------      -----      ------       --------
Sales - external customers                    733.6       255.1        32.9        200.3         --       (31.8)       1,190.1
                                           --------      ------      ------       ------      -----      ------       --------
Segment income (loss)                      $  110.1      $ 22.8      $ (3.9)      $ 43.1      $79.2      $(22.0)      $  229.3
                                           --------      ------      ------       ------      -----      ------       --------

         In the second quarter of 2002, Bowater recognized a net pre-tax gain on the sale of assets of $3.5 million. During the first six months of 2002, Bowater sold fixed assets and land resulting in a pre-tax gain of $75.0 million.

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

         In the second quarter of 2001, Bowater recognized a net pre-tax gain on the sale of assets of $85.0 million. This gain is primarily the result of the sale of a note receivable and recognition of deferred income (previously in Other Long-term Liabilities) related to a 1999 installment sale of timberlands. The pre-tax gain on this sale was $84.5 million ($19.2 million, after tax and minority interest). Other net gains on assets sales of $0.5 million were recorded in the second quarter of 2001. In April 2001, Bowater reached a final settlement in connection with the sale of GNP to Inexcon. As a result, we recognized a $5.8 million pre-tax charge in the first quarter of 2001.

         The line entitled "Segment income (loss)" in the preceding tables is equal to "Operating income (loss)" as presented in our Consolidated Statement of Operations. In addition, none of the income/loss items following "Operating income (loss)" in our Consolidated Statement of Operations are allocated to our segments, since they are reviewed separately by Bowater's management. These items include, but are not limited to, interest income and expense, provision for income tax expense and minority interests in net income (loss) of subsidiaries.

                      BOWATER INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

12.      Accumulated Other Comprehensive Income

         The components of "Accumulated Other Comprehensive Income (Loss)" in the Consolidated Balance Sheet at June 30, 2002, and December 31, 2001, are as follows:

                                                                 June 30,     December 31,
         (Unaudited, in millions)                                  2002           2001
                                                                 --------     ------------
         Pension plan additional minimum liabilities              $(57.4)        $(57.4)
         Foreign currency translation                               (8.2)         (11.1)
         Unrealized gain/(loss) on hedging transactions             16.9          (23.2)
         Taxes                                                      14.9           30.1
                                                                  ------         ------
                                                                  $(33.8)        $(61.6)
                                                                  ------         ------

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

                        ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on our unaudited Consolidated Financial Statements included herein. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in Bowater's annual report on Form 10-K/A for the year ended December 31, 2001. Bowater's critical accounting policies are described under the caption "Critical Accounting Policies and Estimates" in Item 7 of Bowater's annual report on Form 10-K/A for the year ended December 31, 2001 and below for goodwill.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions, judgments and reliance on future projections of results of operations and cash flow. Our estimates and assumptions are based on historical data and other assumptions that we believe are reasonable in the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

Our judgments are based on management's assessment as to the effect certain estimates, assumptions or future trends or events may have on the financial condition and results of operations reported in our unaudited Consolidated Financial Statements. Projections of future results of operations and cash flows, as provided by management, are utilized by an independent valuation firm to determine fair value for selected assets. It is important that the reader of our unaudited financial statements understand that actual results could differ materially from these estimates, assumptions, projections and judgments.

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

During the second quarter of 2002, Bowater completed the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. Fair value was determined based on a valuation study performed by an independent third party. In making its recommendation of fair value, the independent valuation firm relied primarily on the discounted cash flow method. This method uses future projections of cash flows from each of the reporting units and includes, among other estimates, projection of future product pricing, product costs, capital spending and an assumption of the company's weighted average cost of capital. Changes in any of these estimates could have a material effect on the fair value of these assets in future measurement periods. On an ongoing basis the Company expects to perform its impairment tests during the fourth quarter.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the transitional impairment tests performed as of January 1, 2002, there was no indicator of goodwill impairment, however, the amount by which fair value exceeded book value for certain of the reporting units was not significant. Therefore, in future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill that would require a non-cash charge to the income statement and may have a material effect on the financial condition or operating results of the company.

                              RESULTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2002, VERSUS
                                  JUNE 30, 2001

The results of operations for the three-month period ended June 30, 2001, do not include the impact of the acquisition of Alliance, which closed in September 2001.

For the second quarter of 2002, Bowater had an operating loss of $35.4 million compared to operating income of $139.7 million for the second quarter of 2001. The operating loss for the second quarter of 2002 includes a gain on the sale of assets of $3.5 million compared to a net gain on the sale of assets of $85.0 million for the second quarter of 2001. Excluding these asset sales, operating income decreased $93.6 million, primarily due to lower transaction prices for newsprint ($91.6 million), coated and specialty papers ($19.9 million), market pulp ($5.3 million) and lumber ($1.2 million) and lower shipments ($5.3 million). Selling, general and administrative expenses were also higher primarily due to stock-based compensation expenses recognized in the second quarter of 2002 ($5.5 million) compared to credits recognized for stock-based compensation ($2.0 million) during the second quarter of 2001. These decreases in operating income were offset partially by lower operating costs ($24.6 million), which includes the amortization of goodwill. Operating costs were lower for the quarter due to lower wood, fiber, chemical, fuel and maintenance costs.

Net loss for the second quarter of 2002 was $53.7 million, or $0.95 per diluted share, compared with net income of $18.6 million, or $0.36 per diluted share, in the second quarter of 2001. Sales for the second quarter of 2002 were $646.8 million compared with $585.2 million for the second quarter of 2001.

                            PRODUCT LINE INFORMATION

Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

SALES BY PRODUCT

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                     ----------------------
(Unaudited, in millions)                              2002            2001
                                                     ------          ------
Sales:
   Newsprint                                         $290.9          $366.7
   Market pulp                                        127.2           100.7
   Coated and specialty papers                        162.3           106.4
   Lumber (1)                                          72.4            14.4
   Other                                                7.6            21.7
   Elimination of intersegment sales                  (13.6)          (24.7)
                                                     ------          ------
        Total sales                                  $646.8          $585.2
                                                     ------          ------

         (1) Countervailing and antidumping duties of approximately $2.0 million for the three months ended June 30, 2002 are included as a component of distribution costs and are not presented as a separate component against sales.

Newsprint Bowater's average transaction price for newsprint was 27% lower in the second quarter of 2002 compared to the second quarter of 2001 and 3% lower compared to the first quarter of 2002. Our shipments increased 8% compared to the second quarter of 2001, due to the acquisition of Alliance. During the second quarter of 2002, we took approximately 119,000 metric tons of downtime, of which 23,000 metric tons related to maintenance, and 27,000 metric tons related to a strike at our Mokpo, South Korea, mill that began May 27, 2002. Production at the mill resumed on July 29, 2002, following settlement of the strike. We plan to take approximately 110,000 metric tons of downtime in the third quarter of this year and we will continue to match our production to our orders. Our newsprint inventory increased approximately 10,700 metric tons compared to the end of the second quarter of 2001. Inventories have increased due to the acquisition of Alliance and in order to service our customers in Europe. Total United States demand was up slightly while consumption of newsprint declined in the second quarter of 2002 compared to the same period a year ago. North American net exports for the second quarter declined slightly from the second quarter 2001 levels while the month of June showed exports up 10% over June of 2001. Aggregate North American mill and customer inventories were 18% lower at June 30, 2002 compared to June 30, 2001. Newspaper advertising lineage in June 2002 improved 2.1% over June 2001. In July 2002, we informed our domestic customers that we would be raising prices $50 per metric ton effective August 1, 2002. It is typical in our industry that prices are not fully realized in the first month following the effective date.

Market Pulp Bowater's average transaction price for market pulp in the second quarter of 2002 increased slightly compared to the second quarter of 2001 and to

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the first quarter of 2002. Our shipments increased 26% compared to the same period last year, primarily as a result of the acquisition of Alliance and less downtime taken in the second quarter of 2002 compared to the second quarter of 2001. An additional 17,000 metric tons of maintenance downtime is planned for the third quarter of 2002. Our market pulp inventories decreased over the quarter to end the quarter with 13 days of supply. We announced price increases of $40 to $50 per metric ton during the quarter and $10 to $20 per metric ton effective July 1, 2002, on our paper grade pulp. NORSCAN inventories decreased during the second quarter by 351 metric tons, to end the quarter at 1.3 million metric tons, or 22 days of supply.

Coated and Specialty Papers Bowater's average transaction price for coated and specialty papers decreased 15% in the second quarter of 2002 compared to the second quarter of 2001 and was 3% lower compared to the first quarter of 2002 due primarily to the additional specialty paper capacity acquired with Alliance. Our coated and specialty papers shipments increased approximately 129,000 short tons compared to the same period last year, due primarily to the acquisition of Alliance. Catalog mailings (measured by Standard A mail pieces) decreased 4.4% compared to the same period last year. Magazine and advertisement pages increased 2% when compared to the same period last year. Overall demand for coated groundwood and supercalendared papers increased 6.7% and 8%, respectively, when compared to the same period last year.

Lumber Bowater's average transaction price for lumber products decreased slightly in the second quarter of 2002 compared to the second quarter of 2001 and improved 10% compared to the first quarter of 2002. Our lumber shipments increased significantly in the second quarter of 2002 compared to the second quarter of 2001 due to the acquisition of Alliance. US housing starts in the second quarter were strong, increasing 2% in the second quarter of 2002 compared to the same period last year.

On May 22, 2002, the Commerce Department imposed antidumping duties of 8.43% on all of Bowater's Canadian softwood lumber imports and countervailing duties of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. The duties, which are effective for lumber shipments beginning May 22, 2002, are payable in cash. The duties have been appealed to the World Trade Organization (WTO) and under the terms of the North American Free Trade Agreement (NAFTA). The final amount of countervailing and antidumping duties that may be assessed on Canadian softwood lumber imports into the U.S. will depend upon negotiations among the governments involved in the dispute or upon determinations made by the NAFTA, WTO or other adjudicatory panels to which the duties may be appealed. Until the dispute about the duties is resolved, we will continue to pay the duties as assessed by the Commerce Department. During the second quarter of 2002, Bowater reversed approximately $7.3 million for previously recorded lumber duties for periods prior to the effective date of May 22, 2002. Bowater accrued lumber duties based upon the Commerce Department's preliminarily imposed effective dates of August 16, 2001, for countervailing duties and November 6, 2001 for antidumping duties. Bowater was required to post bonds to cover the preliminary duties. The $7.3 million reversal is recorded as a reduction to distribution costs.

                             DIVISIONAL PERFORMANCE

On September 24, 2001, Bowater completed the purchase of Alliance. As a result of the acquisition, we have four reportable segments: the Newsprint Division, the Coated and Specialty Papers Division, the Forest Products Division and the Canadian Forest Products Division. Segment information for the three-month period ending June 30, 2001, has been reclassified to reflect the change to four reportable segments.

SALES BY DIVISION (1)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                     ----------------------
(Unaudited, in millions)                              2002            2001
                                                     ------          ------
Newsprint Division                                   $316.0          $367.2
Coated and Specialty Papers
     Division                                         121.0           116.4
Forest Products Division                               25.3            16.2
Canadian Forest Products
     Division(2)                                      198.1           101.5
Corporate & eliminations                              (13.6)          (16.1)
                                                     ------          ------
    Total sales                                      $646.8          $585.2
                                                     ------          ------

OPERATING INCOME (LOSS) BY DIVISION (1)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                     ----------------------
(Unaudited, in millions)                              2002            2001
                                                     ------          ------
Newsprint Division                                   $(28.5)         $ 49.0
Coated and Specialty Papers
     Division                                          (5.2)            4.3
Forest Products Division                                1.8            (3.7)
Canadian Forest Products Division                      20.1            22.1
Special items                                           3.5            85.0
Corporate & eliminations                              (27.1)          (17.0)
                                                     ------          ------
    Total operating income                           $(35.4)         $139.7
                                                     ------          ------

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

(2) Countervailing and antidumping duties of approximately $2.0 million for the three months ended June 30, 2002 are included as a component of distribution costs and are not presented as a separate component against sales.

Newsprint Division: The results for this Division for the second quarter of 2002 include the Coosa Pines, Alabama, facility, acquired as part of the acquisition of Alliance. Sales for the Division decreased $51.2 million, from $367.2 million for the second quarter of 2001 to $316.0 million for the second quarter of 2002. This decrease is primarily the result of lower shipments of newsprint ($44.8 million) and market pulp ($3.2 million) and lower transaction prices for newsprint ($58.1 million), market pulp ($4.9 million) and uncoated specialty paper ($5.1 million). These decreases were partially offset by the addition of the Coosa Pines, Alabama, facility and higher shipments of uncoated specialty paper ($1.2 million). See the previous discussion of product line results.

Operating income for the second quarter of 2002 decreased $77.5 million from $49.0 million for the second quarter of 2001 to an operating loss of $28.5 million for the second quarter of 2002. Lower shipments ($9.5 million, primarily newsprint), lower transaction prices for newsprint ($58.1 million), market pulp ($4.9 million) and uncoated specialty paper ($5.1 million) account for the majority of this decrease. Operating costs increased for the second quarter of 2002 ($3.0 million) due to more production curtailments, partially offset by lower maintenance, fiber, chemical and labor expenses.

The collective bargaining agreement with the unionized employees of the Calhoun mill expired on July 3, 2002. Negotiations are underway and there can be no assurance that these negotiations will conclude without a work stoppage.

Coated and Specialty Papers Division: Sales for the Division increased $4.6 million, from $116.4 million for the second quarter of 2001 to $121.0 million for the second quarter of 2002. This increase was primarily due to increased shipments ($32.1 million, primarily coated and specialty papers and newsprint). Lower transaction prices for coated and specialty papers ($19.5 million) and newsprint ($7.2 million) partially offset this increase. See the previous discussion of product line results.

Operating income decreased $9.5 million from $4.3 million for the second quarter of 2001 to an operating loss of $5.2 million for the second quarter of 2002. This decrease was primarily the result of lower transaction prices for coated and specialty papers ($19.5 million) and newsprint ($7.2 million). Lower operating costs ($17.8 million) as a result of a 2001 second quarter biannual maintenance shut and lower costs for fiber, wood, chemical and fuel partially offset this decrease.

Forest Products Division: Sales for the Division increased $9.1 million, from $16.2 million for the second quarter of 2001 to $25.3 million for the second quarter of 2002. This increase is primarily the result of higher lumber transaction prices ($1.0 million) and timber transaction prices ($2.5 million) and higher lumber shipments ($8.5 million). This increase was partially offset by lower timber shipments ($2.8 million). See the previous discussion of product line results.

Operating income for the Division increased $5.5 million from an operating loss of $3.7 million for the second quarter of 2001 to operating income of $1.8 million for the second quarter of 2002. This increase was due primarily to higher lumber ($1.0 million) and timber ($2.5 million) transaction prices and lower operating costs ($3.2 million), partially offset by lower timber shipments ($2.8 million). Operating costs for the Division were lower in the second quarter of 2002 compared to the same period last year due to a charge for pine beetle damage incurred in the second quarter of 2001 and lower labor, silviculture and maintenance expenses in the second quarter of 2002.

The continuing drought in the U.S. Southeast is contributing to conditions that allow the southern pine beetle to flourish and expand the range of its infestation. If these conditions continue, we may incur additional charges related to beetle damage. For the second quarter of 2002, Bowater did not incur any charges related to pine beetle damage. During the second quarter of 2001, we recorded a charge of $3.4 million for damages.

Canadian Forest Products Division: This Division was formed as a result of the Alliance acquisition. In addition to the Alliance facilities in Canada, several existing facilities owned by Bowater were transferred to this Division. Sales for the Division increased $96.6 million, from $101.5 million for the second quarter of 2001 to $198.1 million for the second quarter of 2002. This increase is primarily the result of the acquisition of Alliance in September 2001 partially offset by lower newsprint transaction prices ($25.7 million).

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating income decreased $2.0 million, from $22.1 million for the second quarter of 2001 to $20.1 million for the second quarter of 2002. This decrease was primarily the result of lower newsprint transaction prices ($25.7 million), partially offset by lower manufacturing costs ($1.6 million), higher shipments ($6.5 million) and the acquisition of Alliance.

Special Items: In the second quarter of 2002, Bowater sold fixed assets and land resulting in a pre-tax gain of $3.5 million, or $.04 per diluted share, after tax.

In the second quarter of 2001, Bowater recognized a net pre-tax gain on the sale of assets of $85.0 million. This gain is primarily the result of the monetization of a note receivable and recognition of deferred income (previously in Other Long-term Liabilities) related to a 1999 sale of timberlands. The pre-tax gain was $84.5 million ($19.2 million, after tax and minority interest). A portion of the proceeds was dividended to the minority shareholder ($60.1 million).

Corporate & Eliminations: The elimination of intersegment sales decreased $2.5 million, comparing the second quarter of 2002 to the second quarter of 2001. Corporate expenses increased $10.1 million due primarily to stock-based compensation expenses ($5.5 million) recognized in the second quarter of 2002 compared to credits recognized for stock-based compensation ($2.0 million) during the second quarter of 2001.

                     INTEREST AND OTHER INCOME AND EXPENSES

Interest expense increased $7.5 million from $33.8 million for the second quarter of 2001 to $41.3 million for the second quarter of 2002. This increase was attributable to an increase in debt associated with the acquisition of Alliance. Interest income decreased $1.8 million from $3.0 million for the second quarter of 2001 to $1.2 million for the second quarter of 2002. This decrease is due primarily to the sale of a note receivable in June 2001.

Also in the second quarter of 2002, Bowater recorded a foreign exchange loss of $4.6 million compared to a loss of $11.4 million in the second quarter of 2001. The majority of our exchange loss is attributable to the revaluation of unhedged foreign denominated liabilities into United States dollars.

Bowater's effective tax rate for the second quarter of 2002 was 28.3% versus 50.8% for the prior year's second quarter. The second quarter 2002 tax rate was lower compared to the second quarter of 2001 primarily as a result of non-deductible foreign currency losses offset by an ongoing tax benefit ($3.8 million) related to our $600.0 million notes financing transaction completed in the fourth quarter of 2001. The higher 2001 tax rate includes non-deductible foreign exchange losses and a partially taxable dividend that resulted from the sale of a note receivable.

                              RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002, VERSUS
                                  JUNE 30, 2001

The results of operations for the six-month period ended June 30, 2001, do not include the impact of the acquisition of Alliance, which closed in September 2001.

For the first six months of 2002, Bowater had operating income of $11.4 million compared to $229.3 million for the first six months of 2001. Operating income for the first half of 2002 includes a gain on the sale of assets of $75.0 million compared to a net gain on the sale of assets of $79.2 million for the first six months of 2001. Excluding these asset sales, operating income decreased $213.7 million, primarily due to lower transaction prices for newsprint ($173.3 million), coated and specialty papers ($37.2 million) and market pulp ($36.6 million) and lower shipments ($15.1 million). Selling, general and administrative expenses were also higher for the first half of 2002 due to stock-based compensation expenses recognized during the first half of 2002 ($7.6 million) compared to credits recognized for stock-based compensation ($13.7 million) during the first half of 2001. These decreases were offset partially by higher transaction prices for timber ($1.9 million) and lower operating costs ($59.8 million), which includes the amortization of goodwill. Operating costs were lower for the quarter due to lower wood, fiber, chemical, fuel and maintenance costs.

Net loss for the first half of 2002 was $43.5 million, or $0.77 per diluted share, compared with net income of $56.3 million, or $1.08 per diluted share, for the first half of 2001. Sales for the first six months of 2002 were $1,271.0 million compared with $1,190.1 million for the first six months of 2001.

                            PRODUCT LINE INFORMATION

Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES BY PRODUCT

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                   ------------------------
(Unaudited, in millions)                             2002            2001
                                                   --------        --------
Sales:
   Newsprint                                       $  581.6        $  746.2
   Market pulp                                        245.2           206.4
   Coated and specialty papers                        325.2           214.3
   Lumber (1)                                         129.3            22.6
   Other                                               19.5            54.0
   Elimination of intersegment sales                  (29.8)          (53.4)
                                                   --------        --------
        Total sales                                $1,271.0        $1,190.1
                                                   --------        --------

(1) Countervailing and antidumping duties of approximately $4.2 million for the six months ended June 30, 2002 are included as a component of distribution costs and are not presented as a separate component against sales.

Newsprint Bowater's average transaction price for newsprint was 25% lower compared to the first six months of 2001. Our shipments increased 5% compared to the first six months of 2001, due to the acquisition of Alliance. During the first six months of 2002, production was curtailed by a total of 189,000 metric tons, including 27,000 metric tons related to the strike at our Mokpo, South Korea, mill. The Mokpo mill halted production, effective May 27, 2002, and resumed production on July 29, 2002, following settlement of the strike. Our newsprint inventory increased approximately 10,700 metric tons compared to the end of the second quarter of 2001. Inventories have increased due to the acquisition of Alliance and in order to service our customers in Europe. Total United States demand and consumption of newsprint declined in the first six months of 2002 compared to the same period a year ago. Aggregate North American mill and customer inventories were 18% lower at June 30, 2002, compared to June 30, 2001. North American net exports decreased for the first half of 2002 compared to the first half of 2001. Newspaper advertising lineage in June 2002 improved 2.1% over June 2001 and was down 0.3% year over year. In July 2002, we informed our domestic customers that we would be raising prices $50 per metric ton effective August 1, 2002. It is typical in our industry that prices are not fully realized in the first month following the effective date.

Market Pulp Bowater's average transaction price for market pulp in the first six months of 2002 decreased 12% compared to the first six months of 2001. Our shipments increased 35% compared to the same period last year, primarily as a result of the acquisition of Alliance and less downtime taken in the first half of 2002 compared to the first half of 2001. An additional 17,000 metric tons of maintenance downtime is planned for the third quarter of 2002. We announced price increases of $40 to $50 during the quarter and $10 to $20 increase effective July 1, 2002, on our paper grade pulp. NORSCAN producers (United States, Canada, Finland and Sweden) market pulp shipments for the first six months of 2002 increased compared to the first six months of 2001. NORSCAN producer pulp inventories ended the second quarter at 1.3 million metric tons, or 22 days supply, 25% lower than at the end of June 2001.

Coated and Specialty Papers Bowater's average transaction price for coated and specialty papers decreased 15% in the first six months of 2002 compared to the first six months of 2001 primarily due to the additional specialty paper capacity acquired with Alliance. Our coated and specialty papers shipments increased approximately 247,000 short tons compared to the same period last year, due primarily to the acquisition of Alliance. Catalog mailings (measured by Standard A mail pieces) decreased 5% compared to the same period last year. Magazine advertisement pages decreased 7.8% compared to the same period last year. Overall demand for coated groundwood decreased 2.9% year-to-date. Demand for supercalendared papers increased 6.8%. Coated groundwood inventories are at 17 days supply compared to 18 days supply at June 30, 2001. Uncoated groundwood inventories are at 17 days supply compared to 16 days supply at June 30, 2001.

Lumber Bowater's average transaction price for lumber products increased slightly in the first six months of 2002 compared to the first six months of 2001. Our lumber shipments increased significantly in the first six months of 2002 compared to the first six months of 2001 due to the acquisition of Alliance. U.S. housing starts in the second quarter were strong, increasing 2% in the second quarter of 2002 compared to the same period last year.

The Commerce Department has imposed antidumping duties of 8.43% on all of Bowater's Canadian softwood lumber imports and countervailing duties of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. The duties, which are effective for lumber shipments beginning May 22, 2002, are payable in cash. During the second quarter of 2002, Bowater reversed approximately $7.3 million for previously recorded lumber duties for periods prior to the effective date of May 22, 2002. Bowater accrued lumber duties based upon the Commerce Department's preliminarily imposed effective dates of August 16, 2001, for countervailing duties and November 6, 2001 for antidumping duties. Bowater was required to post bonds to cover the preliminary duties. The $7.3 million reversal is recorded as a reduction to distribution costs. See previous discussion of product line results for the three months ended June 30, 2002.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             DIVISIONAL PERFORMANCE

On September 24, 2001, Bowater completed the purchase of Alliance. As a result of the acquisition, we have four reportable segments: the Newsprint Division, the Coated and Specialty Papers Division, the Forest Products Division and the Canadian Forest Products Division. Segment information for the six-month period ending June 30, 2001, has been reclassified to reflect the change to four reportable segments.

SALES BY DIVISION (1)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                   ------------------------
(Unaudited, in millions)                             2002            2001
                                                   --------        --------
Newsprint Division                                 $  645.7        $  733.6
Coated and Specialty Papers
     Division                                         236.4           255.1
Forest Products Division                               47.2            32.9
Canadian Forest Products Division
     Division (2)                                     371.5           200.3
Corporate & eliminations                              (29.8)          (31.8)
                                                   --------        --------
    Total sales                                    $1,271.0        $1,190.1
                                                   --------        --------

OPERATING INCOME (LOSS) BY DIVISION (1)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                     ----------------------
(Unaudited, in millions)                              2002            2001
                                                     ------          ------
Newsprint Division                                   $(33.5)         $110.1
Coated and Specialty Papers
    Division                                          (11.1)           22.8
Forest Products Division                                2.1            (3.9)
Canadian Forest Products Division                      28.2            43.1
Special items                                          75.0            79.2
Corporate & eliminations                             $(49.3)          (22.0)
                                                     ------          ------
    Total operating income                           $ 11.4          $229.3
                                                     ------          ------

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in "Corporate & eliminations."

(2) Countervailing and antidumping duties of approximately $4.2 million for the six months ended June 30, 2002 are included as a component of distribution costs and are not presented as a separate component against sales.

Newsprint Division: The results for this Division for the first half of 2002 include the Coosa Pines, Alabama, facility, acquired as part of the acquisition of Alliance. Sales for the Division decreased $87.9 million, from $733.6 million for the first six months of 2001 to $645.7 million for the first six months of 2002. This decrease is primarily the result of lower shipments of newsprint ($81.5 million) and lower transaction prices for newsprint ($111.3 million), market pulp ($25.0 million) and uncoated specialty paper ($10.0 million). These decreases were partially offset by the addition of the Coosa Pines, Alabama, facility and higher shipments of uncoated specialty paper ($9.5 million). See the previous discussion of product line results.

Operating income for the first six months of 2002 decreased $143.6 million from $110.1 million for the first half of 2001 to an operating loss of $33.5 million for the first half of 2002. Lower shipments ($15.3 million, primarily newsprint) and lower transaction prices for newsprint ($111.3 million), market pulp ($25.0 million) and uncoated specialty paper ($10.0 million) account for the majority of this decrease. These decreases were partially offset by lower operating costs ($16.3 million) due to lower maintenance, fiber and labor costs as well as a favorable Canadian dollar exchange rate compared to the same period of 2001.

The collective bargaining agreement with the unionized employees of the Calhoun mill expired on July 3, 2002. Negotiations are underway and there can be no assurance that these negotiations will conclude without a work stoppage.

Coated and Specialty Papers Division: Sales for the Division decreased $18.7 million, from $255.1 million for the first half of 2001 to $236.4 million for the first half of 2002. This decrease was primarily due to lower transaction prices for coated and specialty papers ($38.2 million), market pulp ($8.8 million) and newsprint ($13.4 million). Increased shipments ($40.8 million, coated and specialty papers, newsprint and market pulp) partially offset this decrease. See the previous discussion of product line results.

Operating income decreased $33.9 million from $22.8 million for the first half of 2001 to an operating loss of $11.1 million for the second half of 2002. This decrease was primarily the result of lower transaction prices for coated and specialty papers ($38.2 million), market pulp ($8.8 million) and newsprint ($13.4 million). Lower operating costs ($25.8 million) as a result of a 2001 biannual maintenance shut and lower fiber, wood, chemical and fuel costs partially offset this decrease.

Forest Products Division: Sales for the Division increased $14.3 million, from $32.9 million for the first six months of 2001 to $47.2 million for the first six months of 2002. This increase is primarily the result of

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

higher lumber ($2.5 million) and timber transaction prices ($4.4 million) and higher lumber shipments ($15.5 million). This increase was partially offset by lower timber shipments ($8.6 million). See the previous discussion of product line results.

Operating income for the Division increased $6.0 million from an operating loss of $3.9 million for the first six months of 2001 to operating income of $2.1 million for the first six months of 2002. This increase was due primarily to higher transaction prices for lumber ($2.5 million) and timber ($4.4 million) and lower operating costs ($6.9 million), partially offset by lower timber shipments ($8.6 million). Operating costs for the Division were lower in the first half of 2002 compared to the same period last year primarily due to a charge for pine beetle damage incurred in the first half of 2001 and lower labor and silviculture expenses in the first half of 2002.

The continuing drought in the U.S. Southeast is contributing to conditions that allow the southern pine beetle to flourish and expand the range of its infestation. If these conditions continue, we may incur additional charges related to beetle damage. For the first six months of 2002, Bowater did not incur any charges related to pine beetle damage. During the first six months of 2001, we recorded a charge of $5.5 million for damages.

Canadian Forest Products Division: This Division was formed as a result of the Alliance acquisition. In addition to the Alliance facilities in Canada, several existing facilities owned by Bowater were transferred to this Division. Sales for the Division increased $171.2 million, from $200.3 million for the first half of 2001 to $371.5 million for the first half of 2002. This increase is primarily the result of the acquisition of Alliance in September 2001, partially offset by lower newsprint transaction prices ($48.0 million).

Operating income decreased $14.9 million, from $43.1 million for the first six months of 2001 to $28.2 million for the first six months of 2002. This decrease was primarily the result of lower newsprint transaction prices ($48.0 million), partially offset by lower manufacturing costs ($10.0 million), higher shipments ($7.4 million) and the acquisition of Alliance.

Special Items: During the first six months of 2002, Bowater sold fixed assets and land resulting in a pre-tax gain of $75.0 million, or $0.79 per diluted share, after tax.

In January 2002, Bowater completed the sale of approximately 116,000 acres of timberlands for aggregate consideration of $104.2 million, comprised of approximately $5.1 million in cash and $99.1 million in notes receivable. In March 2002, we monetized the $99.1 million notes receivable for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million. Also in the first half of 2002, we had other asset sales resulting in a pre-tax gain of $4.6 million. In April 2001, Bowater reached a final settlement in connection with the sale of GNP to Inexcon. As a result, we recognized a pre-tax charge of $5.8 million in the first quarter of 2001. In the second quarter of 2001, Bowater recognized a net pre-tax gain on the sale of assets of $85.0 million. This gain is primarily the result of the monetization of a note receivable and recognition of deferred income (previously in Other Long-term Liabilities) related to a 1999 sale of timberlands. The pre-tax gain was $84.5 million ($19.2 million after tax and minority interest). A portion of the proceeds was dividended to the minority shareholder ($60.1 million).

Corporate & Eliminations: The elimination of intersegment sales decreased $2.0 million, comparing the first half of 2002 to the first half of 2001. Corporate expenses increased $27.3 million due primarily to stock-based compensation expenses recognized during the first half of 2002 ($7.6 million) compared to credits recognized for stock-based compensation ($13.7 million) during the first half of 2001.

                     INTEREST AND OTHER INCOME AND EXPENSES

Interest expense increased $14.1 million from $69.0 million for the first six months of 2001 to $83.1 million for the first six months of 2002. This increase was attributable to an increase in debt associated with the acquisition of Alliance. Interest income decreased $4.4 million from $6.6 million for the first half of 2001 to $2.2 million for the first half of 2002. This decrease is due primarily to the sale of a note receivable in June 2001.

Also during the first six months of 2002, Bowater recorded a foreign exchange loss of $3.5 million compared to a loss of $6.6 million during the first six months of 2001. The majority of our exchange loss amounts are attributable to the revaluation of unhedged foreign denominated liabilities into United States dollars.

Bowater's effective tax rate for the first six months of 2002 was 33.9% versus 43.7% for the same period last year. The lower rate in 2002 was primarily the result of a one-time tax benefit arising from an IRS settlement ($2.8 million) and an ongoing tax benefit ($7.6 million) related to our $600 million notes financing transaction completed in the fourth quarter of 2001.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

Bowater's cash and cash equivalents increased to $29.7 million at June 30, 2002, from $28.3 million at December 31, 2001. Cash used for operations was $23.8 million, cash used for investing activities was $15.3 and we generated cash from financing activities of $40.5 million.

CASH FROM OPERATING ACTIVITIES:
During the first six months of 2002, Bowater's operations used $23.8 million of cash compared to the generation of $176.1 million of cash during the first six months of 2001, a decrease of $199.9 million. Lower operating income ($213.7 million, excluding gain on asset sales) partially offset by lower working capital needs ($43.4 million) accounted for the majority of the decrease in 2002. Operating cash flows for the first half of 2002 include the activity of the Alliance operations.

CASH FROM INVESTING ACTIVITIES:
Cash used for investing activities during the first six months of 2002 totaled $15.3 million, compared with cash generated of $11.8 million during the first six months of 2001. The first half of 2002 includes $19.9 million from the sale of assets and net cash proceeds of $88.1 million from the monetization of a note receivable. The first half of 2001 includes $4.2 million from the sale of assets and net cash proceeds of $122.6 million from the monetization of a note receivable. A portion of the proceeds from the note monetization ($60.1 million) was dividended to the minority shareholder. Capital expenditures increased $10.0 million for the first half of 2002 compared to the first half of 2001.

CASH FROM FINANCING ACTIVITIES:
Cash generated from financing activities was $40.5 million for the first six months of 2002 compared to $188.2 million of cash used during the first six months of 2001. During the first six months of 2002, Bowater made net payments of $167.2 million on its short-term credit facilities. In the first half of 2001, we received $4.6 million (net of payments of $454.6 million) under our short-term credit facilities. Also in the first six months of 2002, we received net proceeds on long-term borrowings amounting to $228.3 million (payments of $71.7 million and proceeds of $300.0 million) compared with payments of $107.4 million during the first six months of 2001.

Cash dividends paid in the first half of 2002 decreased $59.0 million from the prior year period. This was primarily due to dividends paid to our minority shareholder Calhoun Newsprint Company related to a timberland transaction.

CREDIT ARRANGEMENTS:
Bowater has available credit facilities with various banks that provide for borrowings up to $900.0 million. In May 2002, Bowater closed on its new credit facilities, a $300.0 million three-year term loan and a $500.0 million three-year revolving credit facility. The new three-year term loan and revolving credit facility were used to refinance the previous $350.0 million five-year facility and the $450.0 million, 364-day credit facility. Bowater also has a $100.0 million, 364-day credit facility of a wholly-owned subsidiary, Bowater Canadian Forest Products Inc. At June 30, 2002, $478.0 million was outstanding under these facilities and approximately $68.3 million outstanding letter of credit agreements, of which $22.0 million was committed against our credit facilities.

The $300.0 million three-year term loan requires annual repayments of $60.0 million each in May 2003 and 2004 and $180.0 million in May 2005. The $500.0 million revolving credit facility is due May 2005.

Bowater believes that cash generated from operations and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations and capital expenditures for the next 12 months.

On July 8, 2002 Moody's Investor's Service placed the debt ratings of Bowater and its subsidiaries under review for possible downgrade. The current debt rating of Bowater Inc with Moody's is Baa3 and a downgrade would classify the debt as non-investment grade by Moody's. Although a downgrade will have no material impact on the company's present debt and credit agreements it could impact the company's access to, and cost of capital and financial flexibility in the future.

                         OFF-BALANCE SHEET ARRANGEMENTS

A detailed discussion of our off-balance sheet arrangements is included under the caption "Off-Balance Sheet Arrangements," in Item 7 of our annual report on Form 10-K/A for the year ended December 31, 2001.

In January 2002, Bowater sold approximately 116,000 acres of timberlands for aggregate consideration of $104.2 million, comprised of approximately $5.1 million in cash and $99.1 million in notes receivable. In March 2002, we monetized the notes receivable using a qualified special purpose entity (QSPE) set up in accordance with the Financial Accounting Standards Board's SFAS No. 140, "Accounting for Transfers and

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Servicing of Financial Assets and Extinguishments of Liabilities," and received net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million. The QSPE is not consolidated with Bowater in Bowater's financial statements. The business purpose of the QSPE is to hold the notes receivable and issue debt securities to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by a letter of credit issued by a third party financial institution. Bowater retained an interest in the QSPE of approximately $7.1 million. As of June 30, 2002, the QSPE had total assets of $101.8 million and total obligations of $89.2 million.

In July 2002, Bowater terminated the lease arrangement related to the planned construction of a Nuway coating facility in the mid-Atlantic region. Construction of the mid-Atlantic facility was being financed through a special purpose entity. The construction of the mid-Atlantic facility has been indefinitely postponed. As a result of the lease termination, Bowater purchased the leased equipment for approximately $14 million. Bowater utilized its existing credit facilities to purchase the leased equipment from the special purpose entity.

                              ACCOUNTING STANDARDS

Bowater adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. In connection with SFAS No. 142's transitional goodwill impairment evaluation, Bowater is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. As of June 30, 2002, we had unamortized goodwill in the amount of $843.0 million and no intangible assets with indefinite useful lives (pending the final valuation of the Alliance acquisition).

During the second quarter of 2002, Bowater completed the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. As a result of the transitional impairment tests performed as of January 1, 2002, there was no indicator of goodwill impairment, however, the amount by which fair value exceeded book value for certain of the reporting units was not significant. On an ongoing basis the Company expects to perform its impairment tests during the fourth quarter. See discussion of critical accounting policy for goodwill under the caption "Accounting Policies and Estimates" on page 15.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligation." This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Bowater will adopt the Statement effective January 1, 2003, and is currently assessing the impact on its financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for Bowater). The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provide a single accounting model for long-lived assets to be disposed of. Bowater adopted the Statement effective January 1, 2002, and does not expect this standard to have a material impact on future financial statements or results of operations.

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principle Board Opinion No. 30, "Reporting the Results of Operations
- reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect this standard to have a material impact on its financial statements.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect this standard to have a material impact on its financial statements.

ITEM 3.         MARKET RISK


Bowater's market risk disclosure included in its 2001 Form 10-K/A, Part II, Item 7A, is still applicable as of June 30, 2002,except for the updated disclosures concerning our Canadian dollar forward and range forward contracts, which is included in Footnote 9 in this Form 10-Q.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

Bowater, several other paper companies, and 120 other companies have been named as defendants in asbestos personal injury actions based on product liability claims. Bowater has denied the allegations and no specific product of Bowater has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff's alleged asbestos related injury.

These suits have been filed by approximately 570 claimants who sought monetary damages in civil actions pending in state courts in Missouri, Illinois, New York, Mississippi and Texas. Approximately 60 of these actions have been dismissed already, either voluntarily or by summary judgment. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers' rights to dispute coverage.

While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on Bowater's business, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 8, 2002, at the Company's Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:

A resolution electing the following class of directors for a term of three years: Francis J. Aguilar ( 48,865,322 votes in favor; 216,814 votes withheld);
L. Jacques Menard (48,771,962 votes in favor; 310,174 votes withheld); and John A. Rolls (48,864,253 votes in favor; 217,883 votes withheld). The names of each other director whose term of office as a director continued after the meeting are: Richard Barth, Cinda A. Hallman, Charles J. Howard, Arnold M. Nemirow, James L. Pate, Arthur R. Sawchuk and Togo D. West, Jr.

A proposal to approve the Bowater Incorporated 2002 Stock Option Plan which provides for the awards to key employees, officers and nonemployee directors of stock options, restricted or nonrestricted stock, and stock appreciation rights. The proposal was approved by a vote of 44,871,127 votes in favor; 4,081,714 votes against; and 129,295 abstentions.

Item 6. Exhibits and Reports on Form 8-K.

        (a)             Exhibits (numbered in accordance with Item 601 of
                        Regulation S-K):

        Exhibit No.     Description

         10.1 Credit Agreement dated May 22, 2002 between Bowater Incorporated, JPMorgan Chase Bank, as Administrative Agent, and the lenders signatory thereto.

         10.2 Modification of Employment Agreement and Cancellation of Change in Control Agreement dated as of June 21, 2002, by and between the Company and Anthony H. Barash.

         12.1 Statement regarding Computation of Ratio of Earnings to Fixed Charges.

         (b)            Reports on Form 8-K:

                  On June 13, 2002, the Company filed a report on Form 8-K disclosing a stop in production at its Mokpo, South Korea mill on May 27, 2002 due to a labor union dispute.

                  On July 11, 2002, the Company filed a report on Form 8-K disclosing the revision of reported gains on timberland sales.

                      BOWATER INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BOWATER INCORPORATED



                                 By /s/ David G. Maffucci
                                    -----------------------------------
                                    David G. Maffucci
                                    Executive Vice President and
                                    Chief Financial Officer




                                 By /s/ Michael F. Nocito
                                    -----------------------------------
                                    Michael F. Nocito
                                    Vice President and Controller

Dated:   August 14, 2002

                                INDEX TO EXHIBITS

      Exhibit No.       Description

         10.1 Credit Agreement dated May 22, 2002 between Bowater Incorporated, JPMorgan Chase Bank, as Administrative Agent, and the lenders signatory thereto.

         10.2 Modification of Employment Agreement and Cancellation of Change in Control Agreement dated as of June 21, 2002, by and between the Company and Anthony H. Barash.

         12.1 Statement regarding Computation of Ratio of Earnings to Fixed Charges