Form 10-Q
period 2002-09-30
BOWATER INC
filed 2002-11-14
CIK 743368

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002
                               ------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2002.

                    Class                    Outstanding at November 1, 2002
                    ------                   -------------------------------

         Common Stock, $1.00 Par Value             55,277,622 Shares

                              BOWATER INCORPORATED

                                    I N D E X


                                                                           Page
                                                                          Number
                                                                          ------

PART I    FINANCIAL INFORMATION

          1.  Financial Statements:

                  Consolidated Balance Sheet at September 30, 2002,
                  and December 31, 2001                                       3

                  Consolidated Statement of Operations for the Three and
                  Nine Months Ended September 30, 2002, and
                  September 30, 2001                                          4

                  Consolidated Statement of Capital Accounts
                  for the Nine Months Ended September 30, 2002                5

                  Consolidated Statement of Cash Flows for the
                  Nine Months Ended September 30, 2002, and
                  September 30, 2001                                          6

                  Notes to Consolidated Financial Statements                7-14

          2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                15-26

          3.  Quantitative and Qualitative Disclosures About Market Risk     26

          4.  Controls and Procedures                                        26

PART II   OTHER INFORMATION

          Item 1. Legal Proceedings                                          27

          Item 6. Exhibits and Reports on Form 8-K                           27


SIGNATURES                                                                   28

                      BOWATER INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)


                                                     September 30,  December 31,
                                                         2002           2001
                                                     -------------  ------------

                         ASSETS
Current assets:
   Cash and cash equivalents                          $     26.7     $     28.3
   Accounts receivable, net                                342.2          367.0
   Inventories                                             255.5          250.5
   Other current assets                                     54.1           43.8
                                                     -------------  ------------
      Total current assets                                 678.5          689.6
                                                     -------------  ------------

   Timber and timberlands                                  197.7          227.7
   Fixed assets, net                                     3,677.0        3,818.4
   Goodwill                                                843.0          843.0
   Other assets                                            187.0          182.3
                                                     -------------  ------------
      Total assets                                    $  5,583.2     $  5,761.0
                                                     =============  ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt             $     80.4     $     73.0
   Short-term bank debt                                    181.0          341.7
   Accounts payable and accrued liabilities                340.6          437.9
   Dividends payable                                        11.2           10.9
                                                     -------------  ------------
      Total current liabilities                            613.2          863.5
                                                     -------------  ------------

   Long-term debt, net of current installments           2,043.2        1,828.0
   Other long-term liabilities                             359.7          362.3
   Deferred income taxes                                   561.9          600.0
   Minority interests in subsidiaries                       76.0           85.2
   Commitments and contingencies                            --             --

Shareholders' equity:

   Common stock, $1 par value. Authorized
      100,000,000 shares; issued 66,869,388 and
      66,323,992 shares at September 30, 2002 and
      December 31, 2001, respectively                       66.9           66.3
   Exchangeable shares, no par value. Unlimited
      shares authorized; 1,667,542 and 2,008,588
      outstanding at September 30, 2002 and
      December 31, 2001, respectively                       79.5           96.0
   Additional paid-in capital                            1,594.5        1,569.9
   Retained earnings                                       727.8          837.8
   Accumulated other comprehensive income (loss)           (53.2)         (61.6)
   Treasury stock, at cost. 11,618,331 and
      11,619,812 shares at September 30, 2002 and
      December 31, 2001, respectively                     (486.3)        (486.4)
                                                     -------------  ------------
      Total shareholders' equity                         1,929.2        2,022.0
                                                     -------------  ------------
      Total liabilities and shareholders' equity      $  5,583.2     $  5,761.0
                                                     =============  ============



          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         (UNAUDITED, IN MILLIONS OF US DOLLARS EXCEPT PER-SHARE AMOUNTS)

                                                                    Three Months Ended               Nine Months Ended
                                                              ------------------------------   -----------------------------
                                                              September 30,    September 30,   September 30,   September 30,
                                                                  2002             2001            2002             2001
                                                              -------------    -------------   -------------   -------------

Sales                                                            $643.8           $558.8         $1,914.8        $1,748.9
Cost of sales, excluding depreciation, amortization
   and cost of timber harvested                                   516.4            393.9          1,495.5         1,155.1
Depreciation, amortization and cost of timber harvested            84.4             77.0            256.8           228.6
Distribution costs                                                 61.2             38.9            168.4           120.1
Selling and administrative expense                                 23.3             31.1             99.2            77.1
Net gain on sale of assets                                          4.8              4.3             79.8            83.5
                                                              -------------    -------------   -------------   -------------
    Operating income (loss)                                       (36.7)            22.2            (25.3)          251.5

Other expense (income):
  Interest income                                                  (1.0)            (1.0)            (3.2)           (7.6)
  Interest expense, net of capitalized interest                    39.7             33.7            122.8           102.7
  Other, net                                                       (8.5)           (11.6)            (3.4)           (5.7)
                                                              -------------    -------------   -------------   -------------
                                                                   30.2             21.1            116.2            89.4
                                                              -------------    -------------   -------------   -------------

Income (loss) before income taxes and minority interests          (66.9)             1.1           (141.5)          162.1

Provision for income tax expense (benefit)                        (34.8)            (1.2)           (60.1)           69.2
Minority interests in net income (loss) of subsidiaries             0.2              4.1             (5.6)           38.4
                                                              -------------    -------------   -------------   -------------

Net income (loss)                                                 (32.3)            (1.8)           (75.8)           54.5

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                         (1.7)            (2.3)             1.2            (2.6)
  Unrealized gain (loss) on hedged transactions                   (17.7)           (14.0)             7.2           (15.0)
  Minimum pension liability adjustments                              --               --               --            (0.2)
                                                              -------------    -------------   -------------   -------------


Comprehensive income (loss)                                      $(51.7)          $(18.1)        $  (67.4)       $   36.7
                                                              =============    =============   =============   =============

Basic earnings (loss) per common share*                          $(0.57)          $(0.04)        $  (1.33)       $   1.05
                                                              =============    =============   =============   =============

Diluted earnings (loss) per common share*                        $(0.57)          $(0.04)        $  (1.33)       $   1.05
                                                              =============    =============   =============   =============


* Basic and diluted earnings per share are based on net income and do not include any impact from "Other comprehensive income (loss)." See Note 8.


          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
         (UNAUDITED, IN MILLIONS OF US DOLLARS EXCEPT PER-SHARE AMOUNTS)

                                                                                                          Accumulated
                                                                                 Additional                  Other
                                                           Common  Exchangeable   Paid-in     Retained   Comprehensive  Treasury
                                                           Stock      Shares      Capital     Earnings   Income (Loss)    Stock
                                                          -------  ------------  ----------  ----------  -------------  --------
Balance at December 31, 2001                              $  66.3    $  96.0     $  1,569.9   $  837.8     $ (61.6)     $ (486.4)

Net loss                                                       --         --             --      (75.8)         --           --

Retraction of exchangeable shares (341,046 common
  shares issued and exchangeable shares retracted)            0.4      (16.5)          16.1         --          --           --

Dividends on common stock ($0.60 per share)                    --         --             --      (34.2)         --           --

Foreign currency translation                                   --         --             --         --         1.2           --

Stock options exercised (204,350 shares)                      0.2         --            6.6         --          --           --

Tax benefit on exercise of stock options                       --         --            1.4         --          --           --

Unrealized gain on hedged transactions, net of tax
   expense of $4.4 million                                     --         --             --         --         7.2           --

Stock option compensation                                      --         --            0.5         --          --           --

Treasury stock used for dividend reinvestment plans
  and to pay employee and director benefits
  (1,481 shares)                                               --         --             --         --          --          0.1
                                                          -------  ------------  ----------  ----------  -------------  --------

Balance at September 30, 2002                             $  66.9    $  79.5     $  1,594.5   $  727.8     $ (53.2)     $ (486.3)
                                                          =======  ============  ==========  ==========  =============  ========

          See accompanying notes to consolidated financial statements

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (UNAUDITED, IN MILLIONS OF US DOLLARS)

                                                         Nine Months Ended
                                                   ----------------------------
                                                   September 30,  September 30,
                                                      2002            2001
                                                   -------------  -------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income (loss)                                    $  (75.8)      $    54.5
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation, amortization and cost of
    timber harvested                                    256.8           228.6
  Deferred income taxes (benefit)                       (60.2)           34.4
  Minority interests in net income (loss) of
    subsidiaries                                         (5.6)           38.4
  Net gain on sale of assets                            (79.8)          (83.5)
  Payments on maturity of hedging contracts             (10.0)          (11.2)
Changes in working capital:
  Accounts receivable, net                               23.7            28.4
  Inventories                                            (5.0)            1.6
  Accounts payable and accrued liabilities              (42.9)          (58.1)
  Income taxes payable                                   40.0             1.6
Other, net                                                0.5            (8.8)
                                                   -------------  -------------
          Net cash from operating activities             41.7           225.9
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired                --          (251.0)
Cash invested in fixed assets, timber and
  timberlands                                          (190.2)         (173.0)
Disposition of assets, including timber and
  timberlands                                            24.7             5.6
Proceeds from the monetization of notes receivable       88.1           122.6
Cash invested in marketable securities                   (1.5)           (0.4)
Cash from maturity of marketable securities               3.2             0.4
                                                   -------------  -------------
          Net cash used for investing activities        (75.7)         (295.8)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends, including minority interests            (38.4)         (104.2)
Short-term financing                                    765.4         1,151.0
Short-term financing repayments                        (929.7)         (635.1)
Proceeds from (payments of) long-term debt              228.3          (346.9)
Stock options exercised                                   6.8             0.9
                                                   -------------  -------------
          Net cash from financing activities             32.4            65.7
                                                   -------------  -------------

Net decrease in cash and cash equivalents                (1.6)           (4.2)
Cash and cash equivalents at beginning of year           28.3            20.0
                                                   -------------  -------------
Cash and cash equivalents at end of period           $   26.7       $    15.8
                                                   =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest, including capitalized interest of
    $5.8 and $7.1                                    $  109.0       $   114.5
  Income taxes                                       $   23.0       $    14.7



          See accompanying notes to consolidated financial statements

                              BOWATER INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries as of September 30, 2002. The consolidated statement of operations for the three-month and nine-month periods ended September 30, 2001, includes the impact of the acquisition of Alliance Forest Products Inc. (Alliance) since September 24, 2001. The consolidated balance sheet as of September 30, 2002, and the related statements of operations, capital accounts and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K/A. Certain prior year amounts in the financial statements and the notes have been reclassified to conform to the 2002 presentation.

2.   BUSINESS ACQUISITIONS

     Bowater's acquisition of Alliance was completed on September 24, 2001. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, "Business Combinations," whereby the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the effective date of the acquisition, September 24, 2001. The excess of the estimated fair value of the net assets purchased over the purchase price was approximately $118 million and was allocated to reduce the fair value of long lived assets. Independent appraisals and actuarial valuations were performed in connection with the acquisition. The following table summarizes the purchase price allocation based on fair values of the assets acquired and liabilities assumed.


-------------------------------------------------------------------------------
(Unaudited, in millions)                                    September 24, 2001
-------------------------------------------------------------------------------

Purchase price to shareholders                                    $   485.9
Transaction costs                                                      13.4
Payments to Alliance for settlement of stock options                    8.1
-------------------------------------------------------------------------------
     Total purchase price                                         $   507.4
===============================================================================

Current assets                                                    $   241.0
Fixed assets, net                                                     850.6
Other assets                                                           11.5
-------------------------------------------------------------------------------
     Total assets acquired                                        $ 1,103.1

Current liabilities                                               $   238.2
Long-term debt                                                        198.4
Other long-term liabilities                                           159.1
-------------------------------------------------------------------------------
     Total liabilities assumed                                    $   595.7

-------------------------------------------------------------------------------
Net assets acquired                                               $   507.4
===============================================================================

     In connection with the Alliance acquisition, Bowater recorded employee termination costs of approximately $20.6 million, which included approximately $16.9 million in connection with the permanent closing of a newsprint machine and other assets at the Coosa Pines, Alabama, facility. Of the $20.6 million, approximately $1.4 million was paid during the fourth quarter of 2001 and $15.6 million paid during the first nine months of 2002. The remaining accrual at September 30, 2002, of $3.6 million is expected to be paid during the remainder of 2002 and the first half of 2003, and is included in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheet.

                              BOWATER INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


3.   NET GAIN ON SALE OF ASSETS

     In January 2002, we completed the sale of approximately 116,000 acres of timberland for aggregate consideration of $104.2 million. We received $5.1 million in cash after expenses and $99.1 million in notes receivable. In March 2002, we monetized the notes receivable of $99.1 million for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million.

     o The notes receivable were monetized through a bankruptcy-remote limited liability company. The bankruptcy-remote subsidiary is a qualified special purpose entity (QSPE) under Statement of Financial Accounting Standards (SFAS) No. 140 and is not consolidated in our financial statements.

     o This QSPE has issued fixed rate senior secured notes totaling $89.2 million, which are secured by the notes receivable held by the QSPE. The value of these senior secured notes is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by a letter of credit issued by a third party financial institution.

     o We retain an interest in the excess future cash flows of the QSPE (cash received from notes receivable versus cash paid out on the senior secured notes). Bowater retained an interest in the QSPE of $7.1 million. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of a note with a low level of credit risk, contractually due in 15 years and not subject to prepayment. The discount rate used for the note is 6.91%.

     o We recorded a $3.9 million loss on the monetization of the notes receivable, which was based on the difference in the original carrying amount of the notes (allocated between the asset monetized and the retained interest) and the fair value at the date of the monetization.

     Also in the first nine months of 2002, we sold approximately 8,000 acres of other timberlands and recorded a net pre-tax gain of $9.4 million, which includes the third quarter of 2002 net pre-tax gain on the sale of assets of $4.8 million, or $0.05 per diluted share after tax.

     In the second quarter of 2001, we monetized the notes receivable in connection with a 1999 land sale and recognized a net pre-tax gain of $84.5 million. In 1999, Calhoun Newsprint Company (CNC), a majority-owned subsidiary of Bowater, sold approximately 140,000 acres of timberlands in North Carolina and South Carolina for proceeds of $173.2 million (before expenses of $1.1 million). CNC received $26.2 million in cash and $145.9 million consisting of two notes receivable. We recorded the transaction as an installment sale, and as of December 31, 1999, recorded a net pre-tax gain of $17.4 million and had remaining deferred pre-tax gains of approximately $95.0 million. CNC monetized the $145.9 million notes receivable through a bankruptcy-remote limited liability company, which is a QSPE under SFAS No. 140, for net cash proceeds of $122.6 million, met the requirements for full accrual and recorded a net pre-tax gain of $84.5 million. The $84.5 million net pre-tax gain consisted of the deferred pre-tax gain on the 1999 timberland sale of $95.0 million offset by a loss on the 2001 monetization of the notes receivable of $10.5 million. CNC retained an interest in the QSPE of $12.5 million. As a result of the monetization, a dividend of $60.1 million was paid to the minority shareholder of CNC during the second quarter of 2001.

     Also in the first nine months of 2001, Bowater sold approximately 7,200 acres of other timberlands and recorded a net pre-tax gain of $4.8 million, which includes the third quarter of 2001 net pre-tax gain on the sale of assets of $4.3 million, or $0.05 per diluted share after tax. In April 2001, Bowater reached a final settlement of certain matters regarding the sale of Great Northern Paper Inc. (GNP) to Inexcon Maine, Inc. (Inexcon). As a result, we recognized a $5.8 million pre-tax charge, or $0.07 per diluted share after tax.

4.   DIVIDENDS TO MINORITY INTEREST SHAREHOLDER

     During the first nine months of 2002, the Board of Directors of CNC declared dividends of $8.9 million. As a result, $4.4 million was paid to the minority shareholder of CNC. During the first nine months of 2001, the Board of Directors of CNC declared dividends of $149.2 million. As a result, $73.1 million was paid to the minority shareholder.

                              BOWATER INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


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

     b) Bowater, several other paper companies, and 120 other companies have been named as defendants in asbestos personal injury actions based on product liability claims. These actions generally allege occupational exposure to numerous products. Bowater has denied the allegations and no specific product of Bowater has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff's alleged asbestos-related injury.

          These suits have been filed by approximately 710 claimants who sought monetary damages in civil actions pending in state courts in Illinois, Mississippi, Missouri, New York and Texas. Approximately 140 of these actions have been dismissed already, either voluntarily or by summary judgment. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers' rights to dispute coverage.

          While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on Bowater's business, financial position or results of operations.

     c) On December 28, 2001, we filed a lawsuit against the Tennessee Valley Authority (TVA) alleging that TVA overcharged us for electricity it supplied to our Calhoun, Tennessee and Grenada, Mississippi facilities. We are seeking approximately $35 million in damages and TVA has not filed any counterclaims. The case is still in the discovery stage and trial is scheduled for July 2003 in federal court in Knoxville, Tennessee.

6.   OTHER (INCOME) EXPENSE

     "Other, net" in the Consolidated Statement of Operations includes the following:

--------------------------------------------------------------------------------
                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                       SEPTEMBER 30,             SEPTEMBER 30,
(Unaudited, in millions)             2002         2001         2002         2001
================================================================================
Foreign exchange (gain) loss      $ (8.9)      $ (9.2)      $ (5.4)      $ (2.6)
(Income) loss from joint venture     1.0         (1.4)         2.9         (2.4)
Miscellaneous (income) expense      (0.6)        (1.0)        (0.9)        (0.7)
--------------------------------------------------------------------------------
                                  $ (8.5)     $ (11.6)      $ (3.4)      $ (5.7)
================================================================================


7.   GOODWILL

     Bowater adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. As of September 30, 2002, we had unamortized goodwill in the amount of $843.0 million and no intangible assets with indefinite useful lives. For segment reporting purposes, goodwill of $540.0 million and $303.0 million is included in the Newsprint Division and the Canadian Forest Products Division reportable segments, respectively and includes five pulp and paper mills.

     During the second quarter of 2002, Bowater completed the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The transitional goodwill impairment test involved a comparison of the fair value of each of our reporting units, as defined under SFAS No. 142, with its carrying amount. Fair value was determined based on a valuation study performed by an independent third party. In making its recommendation of fair value, the independent valuation firm relied primarily on the discounted cash flow method. This method uses future projections of cash flows from each of the reporting units and includes, among other

                              BOWATER INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED



     estimates, projection of future product pricing, product costs, capital spending and an assumption of our weighted average cost of capital. Changes in any of these estimates could have a material effect on the fair value of these assets in future measurement periods. On an ongoing basis, we expect to perform our impairment tests during the fourth quarter of each year.

     As a result of the transitional impairment tests performed as of January 1, 2002, there was no indicator of goodwill impairment; however, the amount by which fair value exceeded book value for certain of the reporting units was not significant. Therefore, in future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill that would require a non-cash charge to the statement of operations and may have a material effect on the financial condition and operating results of the company.

     The reconciliation of net income (loss) and earnings (loss) per share, adjusted to exclude goodwill amortization expense, net of tax, is as follows:

---------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
(Unaudited, in millions, except per-share amounts)       2002         2001         2002         2001
=========================================================================================================
Net income (loss):
       Reported net income (loss)                         $ (32.3)      $ (1.8)     $ (75.8)      $ 54.5
       Goodwill amortization, net of tax                        -          5.9            -         17.9
---------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                $ (32.3)      $  4.1      $ (75.8)      $ 72.4
=========================================================================================================
Basic earnings (loss) per common share:
       Reported basic earnings (loss) per common share    $ (0.57)      $(0.04)     $ (1.33)      $ 1.05
       Goodwill amortization, net of tax                        -         0.11            -         0.34
---------------------------------------------------------------------------------------------------------
Adjusted basic earnings (loss) per common share           $ (0.57)      $ 0.07      $ (1.33)      $ 1.39
=========================================================================================================
Diluted earnings (loss) per common share:
       Reported diluted earnings (loss) per common share  $ (0.57)      $(0.04)     $ (1.33)      $ 1.05
       Goodwill amortization, net of tax                        -         0.11            -         0.34
---------------------------------------------------------------------------------------------------------
Adjusted diluted earnings (loss) per common share         $ (0.57)      $ 0.07      $ (1.33)      $ 1.39
=========================================================================================================


8.   EARNINGS PER SHARE

     The calculation of basic and diluted earnings (loss) per share is as follows:

----------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
(Unaudited, in millions, except per-share amounts)        2002         2001      2002         2001
====================================================================================================
Basic Computation:
Basic income (loss) available to common shareholders    $ (32.3)      $ (1.8)  $ (75.8)      $ 54.5
----------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                  56.9         52.0      56.9         51.7
----------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                  $ (0.57)      $(0.04)  $ (1.33)      $ 1.05
====================================================================================================
Diluted Computation:
Diluted income (loss) available to common shareholders  $ (32.3)      $ (1.8)  $ (75.8)      $ 54.5
----------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                  56.9         52.0      56.9         51.7
Effect of dilutive securities:
     Options                                                  -            -         -          0.4
----------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                56.9         52.0      56.9         52.1
----------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                $ (0.57)      $(0.04)  $ (1.33)      $ 1.05
====================================================================================================


     The dilutive effect of options outstanding is computed using the treasury stock method. Options for approximately 0.2 and 0.3 million shares were outstanding for the three months and nine months ended September 30, 2002, respectively, but were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive.

                              BOWATER INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED



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

     A significant portion of our operating expenses is paid in Canadian dollars at our Canadian sites. To reduce our exposure to differences in the United States and Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge our forecasted Canadian dollar cash outflows at the majority of our Canadian operations. On the date into which the derivative contract is entered, we designate the derivative as a cash flow hedge.

     During the first nine months of 2002, we recorded a net change in fair value related to cash flow hedges amounting to a gain of $2.6 million ($1.6 million, after tax) in "Accumulated other comprehensive income (loss)." We also reclassified a loss of $9.0 million ($5.6 million, after tax) from "Accumulated other comprehensive income (loss)" to earnings, which was offset by net gains on the items being hedged. We expect to reclassify a $9.9 million loss ($6.1 million, after-tax) from "Accumulated other comprehensive income (loss)" to earnings during the next 12 months as the hedged items affect earnings.

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


------------------------------------------------------------------------------------------
                                                        NET (ASSET) LIABILITY
                                                        ---------------------   RANGE OF
                                             NOTIONAL                FAIR      U.S.$/CDN$
                                             AMOUNT OF   CARRYING   MARKET      EXCHANGE
SEPTEMBER 30, 2002 (Unaudited, in millions) DERIVATIVES   AMOUNT    VALUE        RATES
==========================================================================================
Foreign Currency Exchange Agreements
Buy Currency:
    Canadian dollar
          Due in 2002                      $  98.3        $  2.9   $  2.9     .6645-.6266
          Due in 2003                        365.6           6.2      6.2     .6560-.6200
          Due in 2004                        260.5           3.5      3.5     .6448-.6163
------------------------------------------------------------------------------------------
                                           $ 724.4        $ 12.6   $ 12.6
==========================================================================================


     Approximately $79.2 million of our long-term debt is denominated in Canadian dollars. In order to reduce our exposure to exchange rate fluctuations, we enter into Canadian dollar forward contracts with notional amounts of approximately $100 million. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly, and gains or losses are included in "Other, net" in our Consolidated Statement of Operations. During the first nine months of 2002, we recorded gains of approximately $1.6 million in our Consolidated Statement of Operations as a result of these economic hedges. At September 30, 2002, our outstanding Canadian dollar forward contracts had notional amounts of $100 million and are due December 30, 2002. The fair value (liability) of these Canadian dollar forward contracts was $0.1 million at September 30, 2002.

                              BOWATER INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED



     Additionally, Alliance had Canadian dollar range forward contracts in place to reduce the exposure to differences in the United States and Canadian dollar exchange rate, as the majority of Alliance's sales were sold into the United States and denominated in United States dollars. These Canadian dollar range forward contracts are not accounted for as accounting hedges under SFAS No. 133. Changes in the derivatives fair values are immediately recognized in earnings and included in "Other, net" in our Consolidated Statement of Operations. At September 30, 2002, these Canadian dollar range forward contracts had notional amounts due in 2002 and 2003 of $34.0 million and $124.0 million, respectively. We recorded a gain of approximately $0.2 million for the nine months ended September 30, 2002, as a result of these Canadian dollar range forward contracts. As these contracts expire, we are not replacing them. The fair market value (liability) of the Canadian dollar range forward contracts was $0.6 million at September 30, 2002.

     The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. Therefore, the risk of counterparty nonperformance is considered to be remote.

10.  CREDIT ARRANGEMENTS

     In May 2002, Bowater closed on its new credit facilities, a $300 million three-year term loan and a $500 million three-year revolving credit facility. The new three-year term loan and revolving credit facility were used to refinance the previous $350 million five-year facility and the $450 million, 364-day credit facility. The $300 million three-year term loan requires repayments of $60 million each in May 2003 and 2004 and $180 million in May 2005. The $500 million revolving credit facility is due May 2005. Borrowings under these credit facilities incur interest based on specified market interest rates (at our option) plus a margin tied to the credit rating of our long-term debt. At September 30, 2002, $111 million was outstanding under the $500 million revolving credit facility and $300 million outstanding under the three-year term loan.

     Bowater also has a $100 million, 364-day credit facility of a wholly-owned subsidiary, Bowater Canadian Forest Products Inc. In October 2002, this credit facility was extended to October 2003 and includes the ability at our option to extend the maturity of the outstanding amounts to October 2004. At September 30, 2002, $70 million was outstanding under the $100 million 364-day credit facility.

     These credit facilities contain various covenants including requirements to maintain a minimum consolidated net worth of $1.6 billion (generally defined in the credit facilities as common shareholders' equity plus any outstanding preferred stock and increases at 50% of net income each quarter provided net income is positive) and imposes a maximum 60% ratio of total debt (defined in the credit facilities as total debt less revaluation of debt assumed through acquisitions) to total capital (defined in the credit facilities as total debt plus net worth and minority interest). At September 30, 2002 our net worth was $1.9 billion and our ratio of total debt ($2.2 billion) to total capital ($4.2 billion) was 52.4%. We expect to record a required additional minimum pension liability, which could result in a charge to equity of approximately $100 million in the fourth quarter of 2002 (see Pension and Other Nonpension Retirement Benefits discussion on page 16).

11.  SEGMENT INFORMATION

     On September 24, 2001, Bowater completed the purchase of Alliance. As a result of the acquisition, we have four reportable segments: the Newsprint Division, the Coated and Specialty Papers Division, the Forest Products Division and the Canadian Forest Products Division. Segment information for the three and nine months ended September 30, 2001, has been reclassified to reflect the change to four reportable segments. Alliance's operating results for the seven days ended September 30, 2001, are included in "Corporate / Other Eliminations" in the following tables.

     The Newsprint Division operates seven manufacturing sites, including Ponderay Newsprint Company, an unconsolidated partnership, in the United States, Canada and South Korea. The principal product at these manufacturing sites is newsprint, but several of the sites also produce market pulp and uncoated specialty papers. This division is responsible for the marketing and sales of newsprint and selected uncoated specialty papers.

     The Coated and Specialty Papers Division operates a manufacturing site that produces coated groundwood paper, newsprint, market pulp and uncoated specialty papers and two coating facilities, all located in the United States. This division is responsible for the marketing and sales of the full spectrum of coated and uncoated specialty papers manufactured by us.

                              BOWATER INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


     The Forest Products Division manages 1.1 million acres of timberland owned or leased in the United States and the Canadian provinces of Ontario and Nova Scotia and over 8.3 million acres of Crown-owned land in the province of Ontario on which we have cutting rights. This division also operates three softwood sawmills and supplies wood fiber to our pulp and paper production sites and markets and sells lumber and timber in North America.

     The Canadian Forest Products Division operates four paper manufacturing sites in Canada. This division manages 0.4 million acres of owned or leased timberlands and over 24.4 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. This division also operates 10 sawmills and one wood treatment plant, supplies wood to four paper mills and 10 sawmills and is responsible for the marketing and sales of its timber and lumber production.

     The Pulp Division markets and distributes market pulp produced at the Calhoun, Tennessee; Catawba, South Carolina; Thunder Bay, Ontario; and Coosa Pines, Alabama sites. Financial results for the production and sale of market pulp are included in either the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division's administrative expenses are included in "Corporate & other eliminations." Accordingly, no separate results are reported for this division.

     The following tables summarize information about segment profit and loss and segment assets for the three and nine months ended September 30, 2002 and 2001:

--------------------------------------------------------------------------------------------------------------
                                               COATED AND            CANADIAN
THREE MONTHS ENDED                             SPECIALTY   FOREST     FOREST              CORPORATE/
SEPTEMBER 30, 2002                  NEWSPRINT   PAPERS    PRODUCTS   PRODUCTS   SPECIAL     OTHER
(Unaudited, in millions)            DIVISION   DIVISION   DIVISION   DIVISION    ITEMS   ELIMINATIONS  TOTAL
==============================================================================================================
Sales - including internal sales   $   328.4    $ 118.7    $ 25.9   $  184.1    $  -     $    -      $  657.1
Elimination of intersegment sales          -          -         -          -       -      (13.3)        (13.3)
--------------------------------------------------------------------------------------------------------------
Sales - external customers             328.4      118.7      25.9      184.1       -      (13.3)        643.8
--------------------------------------------------------------------------------------------------------------
Segment income (loss)                  (23.4)     (10.1)     (2.4)       3.7     4.8       (9.3)        (36.7)
--------------------------------------------------------------------------------------------------------------
Total assets at 9/30/02            $ 3,147.1    $ 671.9    $249.8   $1,468.9    $  -     $ 45.5      $5,583.2
==============================================================================================================

--------------------------------------------------------------------------------------------------------------
                                               COATED AND            CANADIAN
THREE MONTHS ENDED                             SPECIALTY   FOREST     FOREST              CORPORATE/
SEPTEMBER 30, 2001                  NEWSPRINT   PAPERS    PRODUCTS   PRODUCTS   SPECIAL     OTHER
(Unaudited, in millions)            DIVISION   DIVISION   DIVISION   DIVISION    ITEMS   ELIMINATIONS  TOTAL
===============================================================================================================
Sales - including internal sales   $   306.2    $ 131.4   $  21.2    $  101.9    $  -     $     -    $   560.7
Elimination of intersegment sales          -          -         -           -       -        (1.9)        (1.9)
---------------------------------------------------------------------------------------------------------------
Sales - external customers             306.2      131.4      21.2       101.9       -        (1.9)       558.8
---------------------------------------------------------------------------------------------------------------
Segment income (loss)                   14.0        3.0       1.9        18.8     4.3       (19.8)        22.2
---------------------------------------------------------------------------------------------------------------
Total assets at 9/30/01            $ 3,125.0    $ 634.1   $ 252.9    $1,474.1    $  -     $ 369.3    $ 5,855.4
===============================================================================================================

---------------------------------------------------------------------------------------------------------------
                                               COATED AND            CANADIAN
NINE MONTHS ENDED                              SPECIALTY   FOREST     FOREST              CORPORATE/
SEPTEMBER 30, 2002                  NEWSPRINT   PAPERS    PRODUCTS   PRODUCTS   SPECIAL     OTHER
(Unaudited, in millions)            DIVISION   DIVISION   DIVISION   DIVISION    ITEMS   ELIMINATIONS  TOTAL
===============================================================================================================
Sales - including internal sales   $ 974.1     $ 355.0    $ 72.5      $555.6    $    -   $     -      $1,957.2
Elimination of intersegment sales        -           -         -           -         -     (42.4)        (42.4)
---------------------------------------------------------------------------------------------------------------
Sales - external customers           974.1       355.0      72.5       555.6         -     (42.4)      1,914.8
---------------------------------------------------------------------------------------------------------------
Segment income (loss)              $ (56.9)    $ (21.2)   $ (0.3)     $ 31.9    $ 79.8   $ (58.6)     $  (25.3)
===============================================================================================================

                              BOWATER INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED




--------------------------------------------------------------------------------------------------------------
                                               COATED AND            CANADIAN
NINE MONTHS ENDED                              SPECIALTY   FOREST     FOREST              CORPORATE/
SEPTEMBER 30, 2001                  NEWSPRINT   PAPERS    PRODUCTS   PRODUCTS   SPECIAL     OTHER
(Unaudited, in millions)            DIVISION   DIVISION   DIVISION   DIVISION    ITEMS   ELIMINATIONS  TOTAL
===============================================================================================================
Sales - including internal sales   $1,039.8     $386.5    $ 54.1      $302.2    $    -   $     -     $ 1,782.6
Elimination of intersegment sales         -          -         -           -         -     (33.7)        (33.7)
---------------------------------------------------------------------------------------------------------------
Sales - external customers          1,039.8      386.5      54.1       302.2         -     (33.7)      1,748.9
---------------------------------------------------------------------------------------------------------------
Segment income (loss)              $  124.1     $ 25.8    $ (2.0)     $ 61.9    $ 83.5   $ (41.8)    $   251.5
===============================================================================================================


     "Special Items" in the preceding tables represents net gain on sale of assets on our consolidated statement of operations. See Note 3, "Net Gain on Sale of Assets" for a discussion of these amounts.

     The line entitled "Segment income (loss)" in the preceding tables is equal to "Operating income (loss)" as presented in our Consolidated Statement of Operations. In addition, none of the income/loss items following "Operating income (loss)" in our Consolidated Statement of Operations are allocated to our segments, since we review them separately. These items include, but are not limited to, interest income and expense, provision for income tax expense and minority interests in net income (loss) of subsidiaries.

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of "Accumulated Other Comprehensive Income (Loss)" in the Consolidated Balance Sheet at September 30, 2002, and December 31, 2001, are as follows:


--------------------------------------------------------------------------------
                                                    September 30,   December 31,
(Unaudited, in millions)                                2002           2001
================================================================================
Pension plan additional minimum liabilities          $ (57.4)        $ (57.4)
Foreign currency translation                            (9.9)          (11.1)
Unrealized gain/(loss) on hedging transactions         (11.6)          (23.2)
Taxes                                                   25.7            30.1
--------------------------------------------------------------------------------
                                                     $ (53.2)        $ (61.6)
================================================================================

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                  ORGANIZATION
                                  ------------

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

                         CAUTIONARY STATEMENT REGARDING
                         ------------------------------
                           FORWARD-LOOKING INFORMATION
                           ---------------------------

Statements in this report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices of our major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on our expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. The risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Bowater's annual report on Form 10-K/A for the year ended December 31, 2001, and from time to time, in Bowater's other filings with the Securities and Exchange Commission.

                        ACCOUNTING POLICIES AND ESTIMATES
                        ---------------------------------

The following discussion and analysis of financial condition and results of operations is based on our unaudited Consolidated Financial Statements included herein. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in Bowater's annual report on Form 10-K/A for the year ended December 31, 2001. Bowater's critical accounting policies are described under the caption "Critical Accounting Policies and Estimates" in Item 7 of Bowater's annual report on Form 10-K/A for the year ended December 31, 2001, and in the sections below for goodwill and pension and other nonpension postretirement benefits.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates, assumptions and judgments, and requires reliance on future projections of results of operations and cash flow. Our estimates and assumptions are based on historical data and other assumptions that we believe are reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

Our judgments are based on our assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in our unaudited Consolidated Financial Statements. Our projections of future results of operations and cash flows are utilized by an independent valuation firm to determine fair value for selected assets. It is important that the reader of our unaudited financial statements understands that actual results could differ materially from these estimates, assumptions, projections and judgments.

                                    GOODWILL

Bowater adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. In connection with SFAS No. 142's transitional goodwill impairment evaluation, we are required to perform an assessment as to whether or not there is an indication that goodwill is impaired as of the date of adoption.

During the second quarter of 2002, we completed the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The transitional goodwill impairment test involved a comparison of the fair value of each of our reporting units, as defined under SFAS No. 142, with its carrying amount. Fair value was determined based on a valuation study performed by an independent third party. In making its recommendation of fair value, the independent valuation firm relied primarily on the discounted cash flow method. This method uses future projections of cash flows from each of the reporting units and includes, among other estimates, projection of future product pricing, product costs, capital spending and an assumption of our weighted average cost of

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


capital. Changes in any of these estimates by us could have a material effect on the fair value of these assets in future measurement periods. On an ongoing basis, we expect to perform our impairment tests during the fourth quarter of each year.

As a result of the transitional impairment tests performed as of January 1, 2002, there was no indicator of goodwill impairment; however, the amount by which fair value exceeded book value for certain of the reporting units was not significant. Therefore, in future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill that would require a non-cash charge to the income statement and may have a material effect on our financial condition or operating results.

                          PENSION AND OTHER NONPENSION
                             POSTRETIREMENT BENEFITS

Bowater has multiple defined benefit pension plans and other nonpension postretirement plans (the "Plans") covering substantially all employees. We engage an independent actuarial firm to perform an actuarial valuation of the fair values of our postretirement plans' assets and benefit obligations. Inherent in these valuations are assumptions including discount rates, expected return on assets, salary increases and medical cost inflation. These assumptions are updated annually and were disclosed in Note 14 to our annual report on Form 10-K/A for the year ended December 31, 2001. We have been reviewing our return on assets and discount rate assumptions for the defined benefit plans in connection with our September 30, 2002 measurement date and in light of current conditions in the financial markets. Due to the sharp decline in the value of the equity holdings of our various pension trusts as of September 30, 2002 (our annual measurement date), we expect that in accordance with SFAS 87, "Employer's Accounting for Pensions," we will record an additional minimum liability. Based upon preliminary estimates of current values and updated assumptions, we expect to record a required additional minimum pension liability, which could result in a charge to equity of approximately $100 million. Based upon the revised actuarial assumptions at the September 30, 2002 measurement date, we expect pension expense and cash contributions to increase approximately $10 to $15 million in 2003. Medical costs are also expected to increase in 2003 and, primarily as a result of this increase, we expect our other nonpension postretirement expense to increase approximately $3 million in 2003.

                              RESULTS OF OPERATIONS
                              ---------------------

                 THREE MONTHS ENDED SEPTEMBER 30, 2002, VERSUS
                 ---------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------

The results of operations for the three-month period ended September 30, 2001, include the impact of the acquisition of Alliance since September 24, 2001, the date the acquisition closed.

For the third quarter of 2002, Bowater had an operating loss of $36.7 million compared to operating income of $22.2 million for the third quarter of 2001. The operating loss for the third quarter of 2002 includes a net gain on the sale of assets of $4.8 million compared to a net gain on the sale of assets of $4.3 million for the third quarter of 2001. Excluding these asset sales, operating income decreased $59.4 million, primarily due to lower transaction prices for newsprint ($63.6 million), coated and specialty papers ($22.8 million) and lumber ($2.7 million). These decreases in operating income were partially offset by higher transaction prices for market pulp ($8.7 million), higher shipments ($3.8 million), lower operating costs ($12.1 million) and lower selling, general and administrative expenses. Operating costs were lower for the third quarter of 2002 due to lower wood, fiber, chemical, fuel and maintenance costs and the absence of goodwill amortization in 2002. Selling, general and administrative expenses were lower primarily due to stock-based compensation credits recognized of $12.3 million during the third quarter of 2002 compared to credits of $0.8 million recognized for stock-based compensation during the third quarter of 2001.

Net loss for the third quarter of 2002 was $32.3 million, or $0.57 per diluted share, compared with a net loss of $1.8 million, or $0.04 per diluted share, in the third quarter of 2001. Sales for the third quarter of 2002 were $643.8 million compared with $558.8 million for the third quarter of 2001.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                            PRODUCT LINE INFORMATION

Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

SALES BY PRODUCT

---------------------------------------------------------------
                                           THREE MONTHS ENDED
                                             SEPTEMBER 30,
(Unaudited, in millions)                   2002         2001
---------------------------------------------------------------
Sales:
   Newsprint                              $ 289.8      $ 322.9
   Market pulp                              135.8         88.0
   Coated and specialty papers              159.6        112.2
   Lumber                                    59.7         23.1
   Other                                     12.2         14.5
   Elimination of intersegment sales        (13.3)        (1.9)
---------------------------------------------------------------
        Total sales                       $ 643.8      $ 558.8
---------------------------------------------------------------

Newsprint: Bowater's average transaction price for newsprint was 20% lower in the third quarter of 2002 compared to the third quarter of 2001 and 1% higher compared to the second quarter of 2002. Our shipments increased 11% compared to the third quarter of 2001, primarily due to the acquisition of Alliance. During the third quarter of 2002, we took approximately 123,000 metric tons of downtime, of which 21,000 metric tons related to maintenance and 21,000 metric tons related to a strike at our Mokpo, South Korea, mill that began May 27, 2002. Production at the mill resumed on July 29, 2002, following settlement of the strike. We plan to take approximately 100,000 metric tons of downtime in the fourth quarter of this year, and we will continue to match production to orders. Our newsprint inventory increased approximately 26,600 metric tons compared to the end of the third quarter of 2001. The inventory increase is mainly due to reduced shipments at our Mokpo mill. We implemented a $50 per metric ton price increase in the domestic market effective August 1, 2002. Our overall third quarter average newsprint price increased $6 per metric ton as the domestic price increase was effective for only part of the third quarter. Also, the effect of reduced shipments in Korea as a result of the work stoppage at our Korean mill, and price weakness in other offshore markets, offset the impact of the increase. It is typical in our industry that prices are not fully realized in the first month following the effective date.

Newsprint Third Party Data: Total United States demand was up 4% in the third quarter of 2002 while total United States consumption of newsprint declined when compared to the same period a year ago. North American net exports for the third quarter increased 4% from the third quarter 2001 levels. Aggregate North American mill and customer inventories increased 5% during the third quarter of 2002, but remain 10% lower than levels at September 30, 2001. September 2002 was the fifth consecutive month of advertising growth with newspaper advertising linage improving 6% over September 2001.

Market Pulp: Bowater's average transaction price for market pulp increased by 13% in the third quarter of 2002 compared to the third quarter 2001 and by 6% compared to the second quarter of 2002, primarily due to improvements in demand for those end-use products which use our pulp grades. Our shipments increased 33% compared to the same period of 2001, primarily due to improvements in demand for end-use products, less downtime taken in the third quarter of 2002 compared to the third quarter of 2001 and most significantly, due to the impact of the Alliance acquisition. Our shipments were flat compared to the second quarter of 2002. Market pulp production was curtailed by 19,000 metric tons due to scheduled maintenance compared to 35,000 metric tons in the third quarter of 2001, of which 28,000 metric tons was market-related. Consequently our inventories decreased during the third quarter ending at 12 days supply. No downtime is planned in the fourth quarter. However, North American and Nordic (United States, Canada, Finland and Sweden) inventories increased during the quarter by 258,000 metric tons ending at 1.6 million metric tons or 27 days supply.

Coated and Specialty Papers: Bowater's average transaction price for coated and specialty papers decreased 20% in the third quarter of 2002 compared to the third quarter of 2001, primarily related to the additional product grades acquired with Alliance and to pricing pressure. Third quarter 2002 prices stabilized at June 2002 levels; however, on average, the transaction prices for the third quarter were 3% lower than the second quarter of 2002 prices due to the second quarter's higher opening prices. Our coated and specialty papers shipments increased approximately 125,000 short tons compared to the same period last year, due primarily to the acquisition of Alliance and the addition of our two Nuway coating lines at Covington and Benton Harbor. The demands of optimizing the production, quality and costs associated with these new coating lines necessitated that the older, less productive, higher cost number one line at Benton Harbor be temporarily shut. We expect to restart the number one line when certain of these operating issues are resolved and market conditions improve.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Coated and Specialty Papers Third Party Data: Compared to the third quarter of 2001, catalog mailings (measured by Standard A mail pieces) decreased an estimated 2%, magazine advertisement pages increased 1%, and overall market demand increased 10% for coated groundwood, 3% for supercalendered papers, and 12% for other uncoated groundwood grades.

Lumber: Bowater's average transaction price for lumber products decreased 8% in the third quarter of 2002 compared to the third quarter of 2001 and decreased 8% compared to the second quarter of 2002. Our lumber shipments increased significantly in the third quarter of 2002 compared to the third quarter of 2001 due to the acquisition of Alliance. Privately-owned housing starts in the third quarter of 2002 were strong, averaging approximately 1.7 million units on a seasonally-adjusted annualized basis, compared to an average of 1.6 million units in the same period of 2001. Actual housing starts increased an estimated 8% in the third quarter of 2002 compared to the same period last year.

                             DIVISIONAL PERFORMANCE
                             ----------------------

On September 24, 2001, Bowater completed the purchase of Alliance. As a result of the acquisition, we have four reportable segments: the Newsprint Division, the Coated and Specialty Papers Division, the Forest Products Division and the Canadian Forest Products Division. Segment information for the three-month period ending September 30, 2001, has been reclassified to reflect the change to four reportable segments.

SALES BY DIVISION (1)

----------------------------------------------------------------
                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
(Unaudited, in millions)                    2002         2001
----------------------------------------------------------------
Newsprint Division                         $ 328.4      $ 306.2
Coated and Specialty Papers
     Division                                118.7        131.4
Forest Products Division                      25.9         21.2
Canadian Forest Products Division            184.1        101.9
Corporate & eliminations                     (13.3)        (1.9)
----------------------------------------------------------------
    Total sales                            $ 643.8      $ 558.8
----------------------------------------------------------------



OPERATING INCOME (LOSS) BY DIVISION (1)

----------------------------------------------------------------
                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
(Unaudited, in millions)                    2002         2001
----------------------------------------------------------------
Newsprint Division                         $ (23.4)     $ 14.0
Coated and Specialty Papers
     Division                                (10.1)        3.0
Forest Products Division                      (2.4)        1.9
Canadian Forest Products Division              3.7        18.8
Special items                                  4.8         4.3
Corporate & eliminations                      (9.3)      (19.8)
---------------------------------------------------------------
    Total operating income (loss)          $ (36.7)     $ 22.2
---------------------------------------------------------------


(1) Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in "Corporate & eliminations."

Newsprint Division: The results for this Division include the Coosa Pines, Alabama, facility, acquired as a part of the acquisition of Alliance on September 24, 2001. Sales for the Division increased $22.2 million, from $306.2 million for the third quarter of 2001 to $328.4 million for the third quarter of 2002. This increase is primarily the result of the addition of the Coosa Pines, Alabama, facility, higher transaction prices for market pulp ($5.2 million) and higher shipments of market pulp ($7.6 million). This increase was partially offset by lower transaction prices for newsprint ($43.2 million) and uncoated specialty paper ($4.3 million), as well as lower newsprint shipments ($3.7 million). See the previous discussion of product line results.

Operating income for the third quarter of 2002 decreased $37.4 million, from $14.0 million for the third quarter of 2001 to an operating loss of $23.4 million for the third quarter of 2002. Lower transaction prices for newsprint ($43.2 million) and uncoated specialty paper ($4.3 million) and the operating losses, related to downtime at our Coosa Pines, Alabama, facility account for the majority of this decrease. This decrease was partially offset by higher transaction prices for market pulp ($5.2 million) and lower operating costs during the third quarter of 2002 ($12.7 million), primarily due to lower maintenance, fiber and chemical expenses.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



A new six year collective bargaining agreement covering production and maintenance employees of the Calhoun mill was ratified on November 5, 2002.

Coated and Specialty Papers Division: Sales for this Division decreased $12.7 million, from $131.4 million for the third quarter of 2001 to $118.7 million for the third quarter of 2002. This decrease was primarily the result of lower transaction prices for coated and specialty papers ($18.5 million) and newsprint ($4.7 million). Higher transaction prices for market pulp ($3.6 million) and increased shipments ($6.8 million) partially offset this decrease. See the previous discussion of product line results.

Operating income decreased $13.1 million, from $3.0 million for the third quarter of 2001 to an operating loss of $10.1 million for the third quarter of 2002. This decrease was primarily the result of lower transaction prices for coated and specialty papers ($18.5 million) and newsprint ($4.7 million). These decreases were partially offset by lower operating costs ($4.2 million) and higher transaction prices for market pulp ($3.6 million).

Forest Products Division: Sales for the Division increased $4.7 million, from $21.2 million for the third quarter of 2001 to $25.9 million for the third quarter of 2002. This increase was primarily the result of higher lumber shipments ($4.5 million) and higher timber shipments ($0.7 million). This increase was partially offset by lower transaction prices for lumber ($0.2 million) and timber ($0.3 million). See the previous discussion of product line results.

Operating income for the Division decreased $4.3 million, from operating income of $1.9 million for the third quarter of 2001 to an operating loss of $2.4 million for the third quarter of 2002. This decrease was due primarily to higher operating costs ($3.0 million) and higher lumber distribution costs ($1.3 million). Operating costs for the Division were higher in the third quarter of 2002 compared to the same period last year primarily due to higher depletion costs and one-time charges in the sawmill operations.

Canadian Forest Products Division: This Division was formed as a result of the Alliance acquisition. In addition to the Alliance facilities in Canada, several existing facilities owned by Bowater were transferred to this Division. Sales for the Division increased $82.2 million, from $101.9 million for the third quarter of 2001 to $184.1 million for the third quarter of 2002. This increase is primarily the result of the acquisition of Alliance in September 2001 partially offset by lower transaction prices for newsprint ($15.7 million) and lumber ($1.4 million).

Operating income decreased $15.1 million, from $18.8 million for the third quarter of 2001 to $3.7 million for the third quarter of 2002. This decrease was primarily the result of lower transaction prices for newsprint ($15.7 million) and lumber ($1.4 million), higher manufacturing costs ($1.8 million), and the acquisition of Alliance. Higher shipments ($2.7 million) partially offset this decrease.

Special Items: In the third quarter of 2002, Bowater sold fixed assets and land resulting in a net pre-tax gain of $4.8 million, or $0.05 per diluted share after tax. In the third quarter of 2001, Bowater sold fixed assets and land resulting in a net pre-tax gain of $4.3 million, or $0.05 per diluted share after tax.

Corporate & Eliminations: The elimination of intersegment sales increased $11.4 million, comparing the third quarter of 2002 to the third quarter of 2001. Corporate operating loss decreased $10.5 million due primarily to stock-based compensation credits ($12.3 million) recognized in the third quarter of 2002 compared to credits recognized for stock-based compensation ($0.8 million) during the third quarter of 2001.

                     INTEREST AND OTHER INCOME AND EXPENSES
                     --------------------------------------

Interest expense increased $6.0 million from $33.7 million for the third quarter of 2001 to $39.7 million for the third quarter of 2002. This increase was attributable to an increase in debt associated with the acquisition of Alliance. Interest income remained flat at $1.0 million for the third quarters of both 2001 and 2002.

Also in the third quarter of 2002, Bowater recorded a foreign exchange gain of $8.9 million compared to a gain of $9.2 million in the third quarter of 2001. The majority of our exchange gain amounts are attributable to the revaluation of unhedged foreign denominated liabilities into United States dollars.

Bowater's effective tax rate for the third quarter of 2002 was 52.0% compared to (109.1)% for the prior year's third quarter. The third quarter 2002 tax rate was primarily impacted by non-taxable foreign currency gains and an ongoing tax benefit ($3.8 million) related to our $600 million notes financing transaction completed in the fourth quarter of 2001. The tax benefit in 2001 was the result of benefits related to foreign currency exchange.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                              RESULTS OF OPERATIONS
                              ---------------------
                  NINE MONTHS ENDED SEPTEMBER 30, 2002, VERSUS
                  --------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------

The results of operations for the nine-month period ended September 30, 2001, include the impact of the acquisition of Alliance since September 24, 2001, the date the acquisition closed.

For the first nine months of 2002, Bowater had an operating loss of $25.3 million compared to income of $251.5 million for the first nine months of 2001. The operating loss for the first nine months of 2002 includes a net gain on the sale of assets of $79.8 million compared to a net gain on the sale of assets of $83.5 million for the first nine months of 2001. Excluding these asset sales, operating income decreased $273.1 million. This decrease is primarily due to lower transaction prices for newsprint ($238.9 million), coated and specialty papers ($70.0 million), market pulp ($27.7 million), and lumber ($2.8 million), lower shipments ($11.0 million) and higher selling, general and administrative expenses. Selling, general and administrative expenses were higher for the first nine months of 2002 due to stock-based compensation credits of $4.5 million recognized during the first nine months of 2002 compared to stock-based compensation credits of $15.4 million recognized during the first nine months of 2001. These decreases were offset partially by lower operating costs ($68.9 million). Operating costs were lower for the nine months of 2002 due to lower wood, fiber, chemical, fuel and maintenance costs and the absence of goodwill amortization in 2002 ($17.9 million goodwill amortization for the nine months of 2001).

Net loss for the first nine months of 2002 was $75.8 million, or $1.33 per diluted share, compared with net income of $54.5 million, or $1.05 per diluted share, for the first nine months of 2001. Sales for the first nine months of 2002 were $1.9 billion compared to sales of $1.7 billion for the first nine months of 2001.


                            PRODUCT LINE INFORMATION
                            ------------------------

Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

SALES BY PRODUCT

------------------------------------------------------------------
                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
(Unaudited, in millions)                     2002          2001
------------------------------------------------------------------
Sales:
   Newsprint                             $  871.4       $ 1,069.1
   Market pulp                              381.0           294.4
   Coated and specialty papers              484.8           326.6
   Lumber                                   189.0            45.7
   Other                                     31.0            46.8
   Elimination of intersegment sales        (42.4)          (33.7)
------------------------------------------------------------------
        Total sales                      $1,914.8       $ 1,748.9
------------------------------------------------------------------


Newsprint: Bowater's average transaction price for newsprint was 24% lower compared to the first nine months of 2001. Our shipments increased 6% compared to the first nine months of 2001, due to the acquisition of Alliance. During the first nine months of 2002, production was curtailed by a total of 311,000 metric tons, including 48,000 metric tons related to the strike at our Mokpo, South Korea, mill. The Mokpo mill halted production effective May 27, 2002, and resumed production on July 29, 2002, following settlement of the strike. Our newsprint inventory increased approximately 26,600 metric tons compared to the end of the third quarter of 2001. The inventory increase is mainly a result of reduced shipments at our Mokpo mill. We implemented a $50 per metric ton price increase in the domestic market effective August 1, 2002. It is typical in our industry that prices are not fully realized in the first month following the effective date.

Newsprint Third Party Data: Total United States demand and consumption of newsprint declined approximately 3% in the first nine months of 2002 compared to the same period a year ago. Aggregate North American mill and customer inventories were 10% lower at September 30, 2002, compared to September 30, 2001, and remain below ten-year average levels. North American net exports decreased for the first nine months of 2002 compared to the first nine months of 2001. September 2002 was the fifth consecutive month of advertising growth with linage improving 6% over September 2001. The recent advertising growth offset declines in the earlier part of the year, bringing year-to-date linage in line with prior year levels.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Market Pulp: The average transaction price for Bowater's market pulp decreased 4% in the first nine months of 2002 compared to the first nine months of 2001. Our shipments increased 34% in the first nine months of 2002 compared to the first nine months of 2001. The increase in shipments is due to the impact of the Alliance acquisition and decreased downtime taken in the first nine months of 2002 compared to the same period in 2001 as a result of improvements in demand for those end-use products that use our pulp grades.

Market Pulp Third Party Data: North American and Nordic producers' (United States, Canada, Finland and Sweden) shipments of market pulp for the first nine months of 2002 were up 7%, or 1.1 million metric tons, compared to the first nine months of 2001. Related shipments improved as a percentage of capacity, from 85% on September 30, 2001 to 90% on September 30, 2002. North American and Nordic producers' pulp inventories ended the third quarter of 2002 at 1.6 million metric tons, or 27 days supply. This is up 51,000 metric tons, or 3%, higher than at the end of the third quarter 2001.

Coated and Specialty Papers: Bowater's average transaction price for coated and specialty papers decreased 20% in the first nine months of 2002 compared to the first nine months of 2001 due primarily to the additional product grades acquired with Alliance and pricing pressure. Bowater's coated and specialty paper pricing stabilized in the third quarter at June 2002 levels, following earlier quarter declines. Our coated and specialty papers shipments increased approximately 364,000 short tons compared to the same period last year, due primarily to the acquisition of Alliance and the addition of our two Nuway coating lines at Covington and Benton Harbor.

Coated and Specialty Papers Third Party Data: Compared to the same period last year, catalog mailings (measured by Standard A mail pieces) decreased an estimated 4%, magazine advertisement pages decreased 5%, overall demand increased 2% for coated groundwood, 5% for supercalendered papers, and 5% for uncoated groundwood papers. Coated groundwood mill inventories are at 14 days supply, which is the same level as September 30, 2001. Uncoated groundwood inventories are at 18 days supply compared to 15 days supply on September 30, 2001.

Lumber: Bowater's average transaction price for lumber products remained relatively unchanged in the first nine months of 2002 compared to the first nine months of 2001. Our lumber shipments increased significantly in the first nine months of 2002 compared to the first nine months of 2001 due to the acquisition of Alliance. Privately-owned housing starts for the first nine months of 2002 were strong, averaging approximately 1.7 million units on a seasonally-adjusted annualized basis, compared to an average of just over 1.6 million units in the same period of 2001. Actual housing starts increased an estimated 5% in the first nine months of 2002 compared to the same period last year.

The Commerce Department has imposed antidumping duties of 8.43% on all of Bowater's Canadian softwood lumber imports and countervailing duties of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. The duties, which became effective for lumber shipments beginning
May 22, 2002, are payable in cash. During the second quarter of 2002, Bowater reversed approximately $7.3 million for previously recorded lumber duties for periods prior to the effective date of May 22, 2002. Bowater accrued lumber duties based upon the Commerce Department's preliminarily imposed effective dates of August 16, 2001, for countervailing duties and November 6, 2001, for antidumping duties. Bowater was required to post bonds to cover the preliminary duties. Lumber duties are included as a component of distribution costs on our consolidated statement of operations. See previous discussion of product line results for the three months ended September 30, 2002.

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

                             DIVISIONAL PERFORMANCE
                             ----------------------

On September 24, 2001, Bowater completed the purchase of Alliance. As a result of the acquisition, we have four reportable segments: the Newsprint Division, the Coated and Specialty Papers Division, the Forest Products Division and the Canadian Forest Products Division. Segment information for the nine-month period ending September 30, 2001, has been reclassified to reflect the change to four reportable segments.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SALES BY DIVISION (1)

----------------------------------------------------------------
                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
(Unaudited, in millions)                     2002         2001
----------------------------------------------------------------
Newsprint Division                        $  974.1     $1,039.8
Coated and Specialty Papers
     Division                                355.0        386.5
Forest Products Division                      72.5         54.1
Canadian Forest Products Division            555.6        302.2
Corporate & eliminations                     (42.4)       (33.7)
----------------------------------------------------------------
    Total sales                           $1,914.8     $1,748.9
----------------------------------------------------------------


OPERATING INCOME (LOSS) BY DIVISION (1)

----------------------------------------------------------------
                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
(Unaudited, in millions)                     2002         2001
----------------------------------------------------------------
Newsprint Division                         $ (56.9)     $ 124.1
Coated and Specialty Papers
    Division                                 (21.2)        25.8
Forest Products Division                      (0.3)        (2.0)
Canadian Forest Products Division             31.9         61.9
Special items                                 79.8         83.5
Corporate & eliminations                     (58.6)       (41.8)
----------------------------------------------------------------
    Total operating income (loss)          $ (25.3)     $ 251.5
----------------------------------------------------------------

(1) Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in "Corporate & eliminations."

Newsprint Division: The results for this Division include the Coosa Pines, Alabama, facility, acquired as part of the acquisition of Alliance on September 24, 2001. Sales for the Division decreased $65.7 million, from $1,039.8 million for the first nine months of 2001 to $974.1 million for the first nine months of 2002. This decrease is primarily the result of lower shipments of newsprint ($81.0 million) and lower transaction prices for newsprint ($157.1 million), market pulp ($23.2 million) and uncoated specialty paper ($14.3 million). These decreases were offset by the addition of the Coosa Pines, Alabama, facility, and to a lesser extent higher shipments of market pulp ($10.3 million) and uncoated specialty paper ($9.9 million). See the previous discussion of product line results.

Operating income for the first nine months of 2002 decreased $181.0 million, from $124.1 million for the first nine months of 2001 to an operating loss of $56.9 million for the first nine months of 2002. Lower shipments ($13.2 million, primarily newsprint) and lower transaction prices for newsprint ($157.1 million), market pulp ($23.2 million) and uncoated specialty paper ($14.3 million) account for the majority of this decrease. These decreases were partially offset by lower operating costs ($28.9 million) due to lower maintenance, fiber, chemicals and fuel costs as well as a favorable Canadian dollar exchange rate compared to the same period of 2001.

A new six year collective bargaining agreement covering production and maintenance employees of the Calhoun mill was ratified on November 5, 2002.

Coated and Specialty Papers Division: Sales for the Division decreased $31.5 million, from $386.5 million for the first nine months of 2001 to $355.0 million for the first nine months of 2002. This decrease was primarily due to lower transaction prices for coated and specialty papers ($55.7 million), market pulp ($4.5 million) and newsprint ($17.6 million). Increased shipments ($46.2 million) partially offset this decrease. See the previous discussion of product line results.

Operating income decreased $47.0 million, from $25.8 million for the first nine months of 2001 to an operating loss of $21.2 million for the first nine months of 2002. This decrease was primarily the result of lower transaction prices for coated and specialty papers ($55.7 million), market pulp ($4.5 million) and newsprint ($17.6 million). Lower operating costs ($30.9 million) as a result of a 2001 biannual maintenance shut and lower fiber, wood, chemical and fuel costs partially offset this decrease.

Forest Products Division: Sales for the Division increased $18.4 million, from $54.1 million for the first nine months of 2001 to $72.5 million for the first nine months of 2002. This increase is primarily the result of higher lumber shipments ($20.6 million) and higher transaction prices for lumber ($1.7 million) and timber ($1.1 million). This increase was partially offset by lower timber shipments ($5.0 million). See the previous discussion of product line results.

Operating income for the Division increased $1.7 million, from an operating loss of $2.0 million for the first nine months of 2001 to an operating loss of $0.3 million for the first nine months of 2002. This increase was due primarily to lower operating costs ($4.9 million) and higher transaction prices for lumber ($1.7 million) and timber ($1.1 million). This increase was partially offset by lower timber shipments ($3.9 million) and higher lumber distribution costs ($2.0

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



million). Operating costs for the Division were lower in the first nine months of 2002 compared to the same period last year primarily due to lower silviculture expenses and lower charges incurred associated with southern pine beetle damage.

Drought in the U.S. Southeast contributes to conditions that allow the southern pine beetle to flourish and expand the range of its infestation. In 2002, the southern pine beetle infestation slowed in its rate of expansion. However, the pine beetle is still active, and we may incur additional charges related to beetle damage if the rate of expansion increases. For the first nine months of 2002, Bowater incurred charges of $1.3 million related to pine beetle damage compared to charges of $6.3 million for the first nine months of 2001.

Canadian Forest Products Division: This Division was formed as a result of the Alliance acquisition. In addition to the Alliance facilities in Canada, several existing facilities owned by Bowater were transferred to this Division. Sales for the Division increased $253.4 million, from $302.2 million for the first nine months of 2001 to $555.6 million for the first nine months of 2002. This increase is primarily the result of the acquisition of Alliance in September 2001, partially offset by lower transaction prices for newsprint ($64.2 million) and lumber ($2.7 million).

Operating income decreased $30.0 million, from $61.9 million for the first nine months of 2001 to $31.9 million for the first nine months of 2002. This decrease was primarily the result of lower transaction prices for newsprint ($64.2 million) and lumber ($2.7 million), offset by the acquisition of Alliance and to a lesser extent lower manufacturing costs ($4.2 million) and higher shipments ($6.4 million).

Special Items: During the first nine months of 2002, Bowater sold fixed assets and land resulting in a pre-tax gain of $79.8 million, or $0.84 per diluted share, after tax. During the first nine months of 2001, Bowater sold fixed assets and land resulting in a pre-tax gain of $83.5 million, or $0.36 per diluted share, after tax.

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

Corporate & Eliminations: The elimination of intersegment sales increased $8.7 million, comparing the first nine months of 2002 to the first nine months of 2001. Corporate operating loss increased $16.8 million due primarily to stock-based compensation credits ($10.9 million), employee-related expenses ($3.2 million) and hedging losses ($2.7 million).

                     INTEREST AND OTHER INCOME AND EXPENSES
                     --------------------------------------

Interest expense increased $20.1 million from $102.7 million for the first nine months of 2001 to $122.8 million for the first nine months of 2002. This increase was attributable to an increase in debt associated with the acquisition of Alliance. Interest income decreased $4.4 million from $7.6 million for the first nine months of 2001 to $3.2 million for the first nine months of 2002. This decrease is due primarily to the sale of a note receivable in the second quarter of 2001.

Also during the first nine months of 2002, Bowater recorded a foreign exchange gain of $5.4 million compared to a gain of $2.6 million during the first nine months of 2001. The majority of our exchange gain amounts are attributable to the revaluation of unhedged foreign denominated liabilities into United States dollars.

Bowater's effective tax rate for the first nine months of 2002 was 42.5% compared to 42.7% for the same period last year. The tax rate in 2002 was primarily impacted by a one-time tax benefit arising from an IRS settlement ($2.8 million) and an ongoing tax benefit ($11.4 million) related to our $600 million notes financing transaction completed in the fourth quarter of 2001. The tax rate in 2001 was impacted by a partially taxable dividend received as a result of the sale of a note receivable.

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Bowater's cash and cash equivalents decreased to $26.7 million at September 30, 2002, from $28.3 million at December 31, 2001. Cash flow from operations was $41.7 million, cash used for investing activities was $75.7 million, and we generated cash from financing activities of $32.4 million.

CASH FROM OPERATING ACTIVITIES:
During the first nine months of 2002, Bowater's operations generated $41.7 million of cash compared to $225.9 million of cash generated during the first nine months of 2001, a decrease of $184.2 million. Lower operating income ($273.1 million, excluding gain on asset sales) partially offset by lower working capital needs ($42.3 million) accounted for the majority of the decrease in 2002. During the third quarter of 2002, the Company received tax refunds of $46.7 million, which are included in cash generated from operating activities for the nine months ended September 30, 2002. Operating cash flows for the nine months of 2001 include the results of the Alliance operations since September 24, 2001.

CASH FROM INVESTING ACTIVITIES:
Cash used for investing activities during the first nine months of 2002 totaled $75.7 million, compared with cash used of $295.8 million during the first nine months of 2001. The first nine months of 2002 includes $24.7 million from the sale of assets and net cash proceeds of $88.1 million from the monetization of a note receivable. The first nine months of 2001 includes $5.6 million from the sale of assets and net cash proceeds of $122.6 million from the monetization of a note receivable. A portion of the 2001 proceeds from the note monetization ($60.1 million) was dividended to the minority shareholder. Capital expenditures increased $17.2 million for the first nine months of 2002 compared to the first nine months of 2001. We acquired Alliance on September 24, 2001, requiring cash of $251.0 million.

CASH FROM FINANCING ACTIVITIES:
Cash generated from financing activities was $32.4 million for the first nine months of 2002 compared to $65.7 million of cash used during the first nine months of 2001. During the first nine months of 2002, Bowater made net payments of $164.3 million on its short-term credit facilities. In the first nine months of 2001, we received $515.9 million (net of payments of $635.1 million) under our short-term credit facilities. Also in the first nine months of 2002, we received net proceeds on long-term borrowings amounting to $228.3 million (payments of $71.7 million and proceeds of $300.0 million) compared with payments of $346.9 million during the first nine months of 2001.

Cash dividends paid in the first nine months of 2002 decreased $65.8 million from the prior year period. This was primarily due to dividends paid to the minority shareholder of our Calhoun Newsprint Company subsidiary related to a 2001 timberland transaction.

CREDIT ARRANGEMENTS:
Bowater has available credit facilities with various banks that provide for borrowings up to $900 million. In May 2002, Bowater closed on its new credit facilities, a $300 million three-year term loan and a $500 million three-year revolving credit facility. The new three-year term loan and revolving credit facility were used to refinance the previous $350 million five-year facility and the $450 million, 364-day credit facility. Bowater also has a $100 million, 364-day credit facility of a wholly-owned subsidiary, Bowater Canadian Forest Products Inc. In October 2002, this credit facility was extended to October 2003 and includes the ability at our option to extend the maturity of the outstanding amounts to October 2004. At September 30, 2002, $481 million was outstanding under these facilities. In addition to the amount outstanding, there are letter of credit commitments totaling $27 million. These commitments are not drawn, but do reduce the available capacity of these facilities.

The $300 million three-year term loan requires annual repayments of $60 million each in May 2003 and 2004 and $180 million in May 2005. The $500 million revolving credit facility is due May 2005.

These credit facilities contain various covenants including requirements to maintain a minimum consolidated net worth of $1.6 billion (generally defined in the credit facilities as common shareholders' equity plus any outstanding preferred stock and grows at 50% of net income each quarter provided net income is positive) and imposes a maximum 60% ratio of total debt (defined in the credit facilities as total debt less revaluation of debt assumed through acquisitions) to total capital (defined in the credit facilities as total debt plus net worth and minority interest). At September 30, 2002 our net worth was $1.9 billion and our ratio of total debt ($2.2 billion) to total capital
($4.2 billion) was 52.4%. We expect to record a required additional minimum pension liability, which could result in a charge to equity of approximately $100 million in the fourth quarter of 2002 (see Pension and Other Nonpension Retirement Benefits discussion on page 16).

At September 30, 2002 there was $392 million available for use under our credit facilities. We believe that this will be sufficient to provide for our anticipated requirements for operations, working capital,

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



contractual obligations and capital expenditures for the next 12 months.

On July 8, 2002, Moody's Investor's Service placed the debt ratings of Bowater and its subsidiaries under review for possible downgrade. The current debt rating of Bowater Incorporated with Moody's is Baa3, and a downgrade would classify the debt as non-investment grade by Moody's. Although a downgrade will have no material impact on our present debt and credit agreements, it could impact our access to and cost of capital and financial flexibility in the future.

On September 23, 2002, Standard and Poor's downgraded the debt rating of Bowater from BBB to BBB- based on expectations of a slow recovery in the paper and pulp grades that we produce. The interest pricing of our credit facilities is based upon a grid using the higher ratings by S&P or Moody's. The downgrade by S&P increased our borrowing rate by an immaterial increment.

                         OFF-BALANCE SHEET ARRANGEMENTS
                         ------------------------------

A detailed discussion of our off-balance sheet arrangements is included under the caption "Off-Balance Sheet Arrangements," in Item 7 of our annual report on Form 10-K/A for the year ended December 31, 2001.

In January 2002, Bowater sold approximately 116,000 acres of timberlands for aggregate consideration of $104.2 million, comprised of approximately $5.1 million in cash and $99.1 million in notes receivable. In March 2002, we monetized the notes receivable using a qualified special purpose entity (QSPE) set up in accordance with Financial Accounting Standards Board (FASB) SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and received net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million. The QSPE is not consolidated in our financial statements. The business purpose of the QSPE is to hold the notes receivable and issue debt securities to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by a letter of credit issued by a third party financial institution. We retained an interest in the QSPE of approximately $7.1 million. As of September 30, 2002, the QSPE had total assets of $101.4 million and total obligations of $90.0 million.

In July 2002, Bowater terminated the lease arrangement related to the planned construction of a Nuway coating facility in the mid-Atlantic region. Construction of the mid-Atlantic facility was being financed through a special purpose entity. The construction of the mid-Atlantic facility has been indefinitely postponed. As a result of the lease termination, we purchased the leased equipment for approximately $14 million, which is included in cash invested in fixed assets, timber and timberlands on the consolidated statement of cash flows. We utilized our existing credit facilities to purchase the leased equipment from the special purpose entity.

               OCTOBER 2002 ANNOUNCEMENT OF COST REDUCTION PROGRAM
               ---------------------------------------------------

In October 2002, Bowater announced that it will begin a new cost reduction program that will consist of workforce reductions, lowering of manufacturing costs and rationalization of production. The workforce reductions are expected to affect approximately 250 - 300 positions, or approximately 3% of our total workforce. We expect to announce the details and implement the program in the fourth quarter of 2002. Estimated annual cost savings related to the cost reduction program are expected to be approximately $75 million, pre-tax, beginning in 2003.

                              ACCOUNTING STANDARDS
                              --------------------

Bowater adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. In connection with SFAS No. 142's transitional goodwill impairment evaluation, Bowater is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. As of September 30, 2002, we had unamortized goodwill in the amount of $843.0 million and no intangible assets with indefinite useful lives.

During the second quarter of 2002, Bowater completed the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. As a result of the transitional impairment tests performed as of January 1, 2002, there was no indicator of goodwill impairment, however, the amount by which fair value exceeded book value for certain of the reporting units was not significant. On an ongoing basis Bowater expects to perform its

                      BOWATER INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



impairment tests during the fourth quarter of each year. See discussion of critical accounting policy for goodwill under the caption "Accounting Policies and Estimates" on page 15.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. Bowater will adopt the Statement effective January 1, 2003, and is currently assessing the impact on its financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for Bowater). The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provide a single accounting model for long-lived assets to be disposed of. Bowater adopted the provisions of the Statement effective January 1, 2002.

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principle Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Bowater is currently assessing the impact on its financial statements.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, and will impact the timing of exit or disposal activities reported by Bowater after adoption.

ITEM 3.   MARKET RISK
-------   -----------

Bowater's market risk disclosure included in its 2001 Form 10-K/A, Part II, Item 7A, is still applicable as of September 30, 2002, except for the updated disclosures concerning our Canadian dollar forward and range forward contracts, which are included in Note 9 to the unaudited consolidated financial statements in this Form 10-Q.

ITEM 4.   CONTROLS AND PROCEDURES.
-------   ------------------------

(a)      Evaluation of Disclosure Controls and Procedures:

An evaluation of the effectiveness of the design and operation of Bowater's disclosure controls and procedures was completed within the 90 days prior to the date of this report. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that Bowater's disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in Bowater's reports to the Securities and Exchange Commission.

(b)      Changes in Internal Controls:

There were no significant changes in Bowater's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                              BOWATER INCORPORATED
                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

     (a) Bowater, several other paper companies, and 120 other companies have been named as defendants in asbestos personal injury actions based on product liability claims. These actions generally allege occupational exposure to numerous products. Bowater has denied the allegations and no specific product of Bowater has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff's alleged asbestos-related injury.

          These suits have been filed by approximately 710 claimants who sought monetary damages in civil actions pending in state courts in Missouri, Illinois, New York, Mississippi and Texas. Approximately 140 of these actions have been dismissed already, either voluntarily or by summary judgment. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers' rights to dispute coverage.

          While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on Bowater's business, financial position or results of operations.

     (b) On December 28, 2001, we filed a lawsuit against the Tennessee Valley Authority (TVA) alleging that TVA overcharged us for electricity it supplied to our Calhoun, Tennessee and Grenada, Mississippi facilities. We are seeking approximately $35 million in damages and TVA has not filed any counterclaims. The case is still in the discovery stage and trial is scheduled for July 2003 in federal court in Knoxville, Tennessee.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

         Exhibit No.     Description
         -----------     -----------

            10.1 First Amendment to the Bowater Incorporated 2002 Stock Option Plan dated September 16, 2002.

            12.1 Statement regarding Computation of Ratio of Earnings to Fixed Charges.


     (b) Reports on Form 8-K:

         On August 14, 2002, the Company filed a report on Form 8-K disclosing compliance with the required certifications by the Company's Chief Executive and Chief Financial Officers under Section 4-460 under the Securities Exchange Act of 1934 and Section 906 under the Sarbanes-Oxley Act of 2002.

                              BOWATER INCORPORATED
                                   SIGNATURES


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



                                             BOWATER INCORPORATED

                                               By  /s/  David G. Maffucci
                                                   ----------------------
                                                   David G. Maffucci
                                                   Executive Vice President and
                                                   Chief Financial Officer



                                               By  /s/  Michael F. Nocito
                                                   ----------------------
                                                   Michael F. Nocito
                                                   Vice President and Controller



Dated:   November 14, 2002

                                  CERTIFICATION

I, Arnold M. Nemirow, Chairman, President and Chief Executive Officer of Bowater Incorporated, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Bowater Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



 /s/ Arnold M. Nemirow
-----------------------------------------------
Arnold M. Nemirow
Chairman, President and Chief Executive Officer


* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

                                  CERTIFICATION

I, David G. Maffucci, Executive Vice President and Chief Financial Officer of Bowater Incorporated, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Bowater Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



  /s/ David G. Maffucci
----------------------------------------------------
David G. Maffucci
Executive Vice President and Chief Financial Officer


* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

                              BOWATER INCORPORATED
                                INDEX TO EXHIBITS


 Exhibit No.       Description
 -----------       -----------

   10.1 First Amendment to the Bowater Incorporated 2002 Stock Option Plan dated September 16, 2002.

   12.1            Statement regarding Computation of Ratio of Earnings to Fixed
                   Charges.