Form 10-K
period 2002-12-31
BOWATER INC
filed 2003-03-14
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
COMMISSION FILE NO. 1-8712

Bowater Incorporated

(Exact name of registrant as specified in its charter)

Delaware	62-0721803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 East Camperdown Way
P. O. Box 1028
Greenville, South Carolina 29602-1028
(Address of principal executive offices)
(864) 271-7733
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common Stock, par value $1 per share	New York Stock Exchange, Inc.
Pacific Exchange, Inc.
The London Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Based on the closing price of $54.37 per share on June 28, 2002, the aggregate market value of our voting common equity held by nonaffiliates* was approximately $3.0 billion.

As of March 3, 2003, there were 55,293,313 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered with respect to the Annual Meeting of Shareholders to be held on May 7, 2003 are incorporated by reference into Part III.

* Without acknowledging that any individual director or executive officer of the registrant is an affiliate, the shares over which they are deemed to have voting control have been included as owned by affiliates solely for purposes of this calculation.

TABLE OF CONTENTS

Bowater Incorporated

Form 10-K

For the year ended December 31, 2002

PART I

Item 1. Business

General

Bowater Incorporated (“Bowater”) is engaged in the manufacture, sale and distribution of newsprint, uncoated specialty paper, coated groundwood paper, market pulp, lumber and timber. We operate facilities in the United States, Canada and South Korea and, as of December 31, 2002, owned, leased or possessed cutting rights for over 33 million acres of timberlands to support these facilities. We market and distribute our products throughout the world. No single customer, related or otherwise, accounted for 10% or more of Bowater’s 2002 consolidated sales.

Bowater completed its acquisition of Alliance Forest Products Inc. (“Alliance”) on September 24, 2001. The results of Alliance’s operations have been included in the Consolidated Financial Statements since September 24, 2001. Alliance was an integrated company specializing in timber harvesting and forest management, as well as the production and sale of newsprint, uncoated specialty paper, pulp, lumber and related products. Alliance had operations in Canada and the United States. The acquisition added modern, low-cost supercalendered and specialty paper production at Donnacona and Dolbeau, Quebec, enabling Bowater to offer a full spectrum of groundwood paper grades. Also, a strategically located mill in Coosa Pines, Alabama, which produces market fluff pulp and newsprint and was modernized in the first quarter of 2002 to produce 100% recycled fiber newsprint, enhances Bowater’s customer service capabilities. Alliance’s extensive sawmill system and approximately 18 million acres of cutting rights supports Bowater’s expanded operations.

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

The Newsprint Division, headquartered in Greenville, South Carolina, consists of the following manufacturing facilities:

•	the Calhoun Operation and Calhoun Newsprint Company (“CNC”) (CNC is owned approximately 51% by Bowater and approximately 49% by Herald Company, Inc.) located in Calhoun, Tennessee;

•	the Coosa Pines Operation located in Coosa Pines, Alabama;

•	Bowater Mersey Paper Company Limited (“Mersey Operation”) (which is owned 51% by Bowater and 49% by The Washington Post Company) located in Liverpool, Nova Scotia;

•	the Thunder Bay Operation located in Thunder Bay, Ontario;

•	Ponderay Newsprint Company (“Ponderay Operation”) (an unconsolidated partnership in which Bowater has a 40% interest and, through a wholly-owned subsidiary, is the managing partner; the balance of the partnership is held by subsidiaries of five newspaper publishers) located in Usk, Washington;

•	the Grenada Operation located in Grenada, Mississippi; and

•	the Mokpo Operation located in Mokpo, South Korea.

This division is also supported across our North American markets by sales teams, which are responsible for marketing and selling all of Bowater’s North American newsprint and some uncoated specialty paper. Offices in Brazil, England, Singapore and South Korea support international marketing and selling of newsprint and some uncoated specialty paper.

The Coated and Specialty Papers Division, headquartered in Charlotte, North Carolina, consists of the Catawba Operation located in Catawba, South Carolina, two paper coating facilities (referred to as “Nuway”) located in Benton Harbor, Michigan, and Covington, Tennessee, and five sales offices. This division is responsible for marketing and selling Bowater’s coated and uncoated specialty papers.

The Pulp Division, headquartered in Burlington, Ontario, consists of two sales offices. This division is responsible for marketing all of Bowater’s market pulp, which is produced at the Calhoun, Catawba, Coosa Pines and Thunder Bay Operations.

The Forest Products Division, headquartered in Cleveland, Tennessee, consists of three manufacturing facilities:

•	Albertville Sawmill located in Albertville, Alabama;

•	Bowater Mersey Paper Company Limited Oakhill Sawmill (which is owned 51% by Bowater and 49% by The Washington Post Company) located in Bridgewater, Nova Scotia; and

•	Westover Sawmill located in Westover, Alabama.

The Forest Products Division is supported by 12 business offices and is responsible for managing our timberlands in the United States and the Canadian provinces of Ontario and Nova Scotia, selling timber (to third parties and to our paper mills), selling our U.S. lumber production, managing wood procurement for the sawmills and our Calhoun, Coosa Pines, Grenada, Mersey and Thunder Bay Operations, and selling non-strategic timberlands in the United States, Ontario and Nova Scotia. In 2000, Bowater purchased the closed Ignace Sawmill located in northern Ontario. The sawmill has been refurbished but is not expected to be operational in 2003 due to poor market conditions and a labor disruption. A new sawmill, located in Thunder Bay, Ontario, is expected to be completed and operational in May 2003.

The Canadian Forest Products Division, headquartered in Montreal, Quebec, consists of the following manufacturing facilities:

•	Bowater Maritimes Inc. (“Dalhousie Operation”) (which is owned 67% by Bowater, 25% by Oji Paper Co., Ltd. and 8% by Mitsui & Co., Ltd.) located in Dalhousie, New Brunswick;

•	the Gatineau Operation, located in Gatineau, Quebec;

•	the Donnacona Operation, located in Donnacona, Quebec;

•	the Dolbeau Operation, located in Dolbeau, Quebec;

•	eight sawmills located in Quebec (Dégelis, Price, Lac-des-Aigles, Maniwaki, Saint-Félicien, Girardville, Mistassini and Baie-Trinité) and our Baker Brook sawmill located in New Brunswick; and

•	one wood-treating facility located in Dégelis, Quebec.

The Canadian Forest Products Division is responsible for marketing our Canadian lumber production, managing the balance of our timberlands, managing wood procurement for the division’s manufacturing facilities previously listed and selling non-strategic timberlands in Quebec and New Brunswick.

See Note 23 “Segment Information” to our Consolidated Financial Statements for financial information regarding segment operations and revenues and long-lived assets by country.

Newsprint

Bowater is the largest manufacturer of newsprint in the United States. After the conversion of the newsprint machine at Catawba to coated groundwood in the first quarter of 2003, the elimination of newsprint capacity as a result of the permanent closing of No 3. paper machine at Donnacona in the second quarter of 2003, and including jointly-owned facilities, our annual North American production capacity of newsprint is approximately 2.7 million metric tons, or approximately 18% of the North American capacity. Including the South Korean newsprint mill, our annual production capacity is approximately 3.0 million metric tons, or approximately 7% of worldwide capacity.

The Calhoun Operation, one of the largest newsprint mills in North America, is located on the Hiwassee River in Tennessee. Under the management of Bowater, this facility operates five paper machines, which produced 476,000 metric tons of newsprint and uncoated specialty paper in 2002. As a result of newsprint market conditions, two paper machines at our Calhoun Operation, along with supporting infrastructure, were idled during 2002. One of these machines has been restarted to produce specialties and the other is expected to remain down until newsprint market conditions improve. Included at this facility is CNC’s paper machine, which produced 218,000 metric tons of newsprint in 2002. CNC also owns a recycle fiber plant and a portion of the original thermomechanical pulp (“TMP”) mill. Bowater owns the remainder of the original TMP facility. The TMP mill was expanded in 1998. This expansion is 100% owned by Bowater along with all the other assets at the site, which include a kraft pulp mill and other support equipment necessary to produce the finished product. Bowater operates the entire facility. Pulp, other raw materials, labor and other manufacturing services are transferred between Bowater and CNC at agreed upon transfer costs.

The Coosa Pines Operation, located on the Coosa River in Alabama, includes two paper machines, which produced 313,000 metric tons of high quality, 100% recycled fiber newsprint in 2002. The recycle fiber plant, which began operations in December 2001, is one of the largest facilities of its type in the world. Other facilities include a kraft pulp mill, recovery boiler, power boilers, a wastewater treatment plant, a raw water treatment plant, and a chip handling system.

The Dalhousie Operation located on the Chaleur Bay in New Brunswick, has two newsprint machines. These machines were rebuilt in 1982 and produced 235,000 metric tons of newsprint in 2002. This operation has year-round deep-sea docking facilities that can accommodate large ocean freighters, providing economical access to ports along the eastern seaboard of the United States and throughout the world. Other facilities include a TMP mill, a refuse boiler and a waste treatment plant.

The Gatineau Operation, located on the north bank of the Ottawa River in Quebec, consists of three paper machines, which produced 454,000 metric tons of newsprint in 2002. This facility also includes a recycling plant, a refuse boiler, a TMP mill and a secondary effluent treatment facility.

The Grenada Operation located on the Yalobusha River in Mississippi consists of a TMP mill and one paper machine that produced 238,000 metric tons of newsprint in 2002. Other facilities include a waste treatment plant and a refuse boiler.

The Mersey Operation is located in Nova Scotia on an ice-free port, providing economical access to ports throughout the world. It has two paper machines that were built in 1929 and rebuilt between 1983 and 1985. The mill produced 231,000 metric tons of newsprint in 2002. This facility also operates a TMP mill, a wastewater treatment facility and other support equipment required to produce the finished product.

The Mokpo Operation, located in the Daebul Industrial Complex on the southwest coast of South Korea, has one paper machine that produces 100% recycled fiber newsprint. This facility began production in late 1996. The mill produced approximately 199,000 metric tons of recycled fiber newsprint in 2002. The facility also includes a recycling plant and ships its product cost effectively from a nearby public deep-sea docking facility.

The Ponderay Operation, located on the Pend Oreille River in Washington, consists of one newsprint machine, which began production in 1989 and produced 253,000 metric tons of newsprint in 2002. This facility also operates a TMP mill, a recycling plant, a wastewater treatment facility and other support equipment required to produce the finished product.

The Thunder Bay Operation, located on the Kaministiquia River in northwestern Ontario, includes three paper machines and two kraft pulp mills. In 2002, this facility produced 421,000 metric tons of newsprint and 72,000 metric tons of base stock for Bowater’s Nuway operation. This facility also includes a TMP mill, a recycling plant, two recovery boilers, a refuse boiler, a chip handling system and a waste treatment plant.

Bowater also produces newsprint at its Catawba Operation, located on the Catawba River in South Carolina. In 2002, the newsprint machine at this site produced 186,000 metric tons of newsprint, 12,000 metric tons of uncoated specialty paper and approximately 23,000 metric tons of base stock for our Nuway operation. In January 2003, this machine, with an annual newsprint capacity of approximately 240,000 metric tons, was taken down to convert its production to coated groundwood paper. The conversion is scheduled for completion in March 2003.

Including the production capacity for our unconsolidated partnership, Ponderay Newsprint Company, we have 45% of our newsprint capacity located in Canada and 8% located in South Korea. Our international operations are subject to risks of doing business abroad such as currency fluctuations, changes in international trade regimes such as GATT or NAFTA, dependence on local markets for supply, export duties, quotas, restrictions on the transfer of funds and foreign ownership of property, and political and economic instability. We cannot predict the likelihood of any of these risks having a material effect on our results of operations in the future.

Our North American newsprint is sold directly by Bowater through its regional sales offices located near major metropolitan areas. Sales outside North America are made through our subsidiaries located in the markets they serve. We distribute newsprint by rail, truck and ship.

In 2002, Bowater sold newsprint to various related parties. During 2002, our joint venture partners, including our unconsolidated partnership, Ponderay Newsprint Company, purchased an aggregate of approximately 916,000 metric tons. Newsprint tons sold to related parties that are consolidated in our Consolidated Statement of Operations represent approximately 12% of our total newsprint tons sold.

Coated and Specialty Papers

Bowater is one of the largest producers of coated groundwood paper in the United States and North America. Capacity in 2002 was 594,000 short tons representing approximately 12% and 10% of the United States and North American capacity, respectively. After the conversion of the newsprint machine at the Catawba Operation to coated paper production, in March 2003, our annual capacity will be approximately 918,000 short tons, or approximately 17% and 15% of the United States and North American capacity, respectively. The converted newsprint machine will initially produce a variety of coated and uncoated specialty papers. By the end of 2005, this machine will increase annual coated paper production to 330,000 short tons. We are one of the largest producers of supercalendered and uncoated specialty papers in North America with an annual capacity of approximately 658,000 short tons, or approximately 10% of North American capacity. Our coated and uncoated specialty papers are primarily lightweight coated paper and are used in magazines, catalogs, books, retail advertising pieces, direct mail pieces and coupons.

Bowater manufactures a variety of coated paper grades on two paper machines at the Catawba Operation. Both machines utilize off-machine blade coaters and, in 2002, produced approximately 366,000 short tons of coated groundwood paper and approximately 10,000 short tons of uncoated specialty paper. The Catawba Operation also includes the newsprint machine referred to in the previous paragraph, a kraft pulp mill, a TMP mill and other support equipment required to produce the finished product.

The Donnacona Operation, located in Quebec, consists of two specialty paper machines that produced approximately 234,000 short tons of specialty paper, mostly book paper and supercalendered grades, during 2002. We have announced that we will permanently close the older, high cost No. 3 paper machine at our Donnacona Operation in the second quarter of 2003. Specialty grades currently manufactured on this machine will be transferred primarily to the Calhoun Operations, thereby eliminating 100,000 metric tons of newsprint capacity.

The Dolbeau Operation, located in Quebec, consists of two specialty paper machines that produced approximately 234,000 short tons of specialty paper, mostly book paper and supercalendered grades, during 2002.

Bowater also operates coating facilities in Benton Harbor, Michigan and Covington, Tennessee. These two sites operate coaters that converted approximately 110,000 short tons of uncoated basestock, produced by our papermills, into approximately 120,000 short tons of coated paper during 2002. The new coating lines at Benton Harbor and Covington have not met our cost, production and quality objectives. We are taking steps to accelerate progress in these areas, including a temporary shutdown in August 2002 of our older, higher cost No. 1 line at Benton Harbor. If our efforts continue to be successful, we expect to resolve the remaining operational issues in 2003. We also expect to restart the No. 1 line when certain of these operating issues are resolved and market conditions improve.

Bowater also produces uncoated specialty paper at its Calhoun, Thunder Bay and Gatineau Operations.

Bowater sells coated and uncoated specialty papers domestically through its regional sales offices and through paper brokers to major printers, publishers, catalogers and retailers. We distribute coated and uncoated specialty paper by truck and rail. Export markets are served primarily through international agents.

Market Pulp

Bowater is the third largest producer of market pulp in North America and has a North American market share of approximately 11%. Market pulp is used in the manufacture of fine paper, tissue, packaging, specialty paper products, diapers and other absorbent products.

In 2002, the Catawba Operation produced 236,000 metric tons of softwood market pulp; the Calhoun Operation produced 178,000 metric tons of hardwood market pulp; the Thunder Bay Operation produced 232,000 metric tons of hardwood market pulp and 311,000 metric tons of softwood market pulp; and the Coosa Pines Operation produced 270,000 metric tons of fluff market pulp.

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

At December 31, 2002, we owned, leased or possessed cutting rights on over 33 million acres of timberlands in the southeastern United States and Canada. Although our primary focus is on timber management, we give considerable attention to maintaining or enhancing other uses of our forests. We, independently or in cooperation with other stakeholders, restrict timber harvesting on over 20% of our timberlands.

Our customers and the general public continue to seek assurances from the forest products industry that the forest resource is managed in a sustainable manner. In accordance with our values, our forestry policies and the interests of our customers and other stakeholders, Bowater is committed to developing environmental management systems with the goal of sustainable forest management.

We are striving to achieve an ISO 14001 registration on all of our Canadian woodlands operations. The ISO 14001 Environmental Management System is recognized around the world as an effective independent approach to verifying environmentally sound forest management practices. To date, we have forestland registered under the ISO 14001 Environmental Management System in Quebec, New Brunswick, Ontario and Nova Scotia. We also subscribe to the American Forest(R) Paper Association’s Sustainable Forestry Initiative,® and our forestry operations in the southeastern United States have been certified to that standard.

Our timberland base supplies a portion of the needs of our paper mills and sawmills and of many independently owned forest products businesses. We own and operate a seedling nursery in the United States and contract with numerous other nurseries in order to replace trees harvested from our timberlands and from the timberlands of small private landowners. We typically replace two trees for every tree harvested. We also use harvest practices designed to promote natural regeneration on approximately 75% of the area we harvest in Canada.

In 2002, we consumed approximately 15.4 million short tons of wood for pulp, paper and lumber production. Of this amount, we harvested 1.2 million short tons of wood from our owned or leased properties, generated 4.5 million short tons from cutting rights on Crown land owned by the government in Canada, and purchased 9.7 million short tons, primarily under contract, from local wood producers, private landowners and sawmills (in the form of residual chips) at market prices. In addition, we harvested 1.1 million short tons of wood from our managed properties to sell to other sawmills and paper companies.

Bowater operates 12 sawmills and one wood treatment facility in the United States and Canada that produce construction grade lumber.

•	The Albertville and Westover Sawmills, produced 97 million and 46 million board feet of lumber, respectively, in 2002. These mills produce southern yellow pine lumber that is sold in the southeastern and midwestern United States.

•	The Oakhill Sawmill, which produced 104 million board feet of lumber in 2002, sells to customers in eastern Canada and the northeastern United States.

•	The Maniwaki Sawmill, which produced 93 million board feet of lumber in 2002, sells mainly to customers in eastern Canada.

•	The Baker Brook Sawmill produced 59 million board feet of lumber in 2002.

•	The Mistassini and Saint-Félicien sawmills produced 169 million and 136 million board feet of lumber in 2002, respectively.

•	Five other sawmills (Dégelis, Price, Lac-des-Aigles, Girardville, and Baie-Trinité) produced 170 million board feet of lumber in 2002.

•	The wood treating facility, located in Dégelis, Quebec, produced 27 million board feet (approximately 15 million supplied by Bowater locations) in 2002.

In 2000, Bowater purchased the Ignace Sawmill located in northern Ontario. The sawmill has been refurbished but is not expected to be operational in 2003 due to poor market conditions and a labor disruption. Bowater continues to invest in discrete sawmill projects to generate increased cash flow and to improve fiber supply and lower the cost at our pulp and paper mills. There is presently one sawmill project underway at Thunder Bay, Ontario, which is expected to be completed and operational in May 2003. We distribute lumber by truck and rail.

Recycling Capability

Bowater has focused its efforts in recent years on meeting the demand for recycled fiber paper products. This effort not only allows publishers and other customers to meet recycled fiber standards, but also provides environmental benefits by reducing deposits to solid waste landfills.

Bowater has recycling plants at its Calhoun, Coosa Pines, Gatineau, Mokpo, Ponderay and Thunder Bay Operations. Taking a mixture of old newspapers and old magazines (“recovered paper”), these plants utilize advanced mechanical and chemical processes to manufacture high quality pulp. The recycled fiber pulp is combined with virgin fiber pulp. The resulting products, which include recycled fiber newsprint and uncoated specialty paper, are comparable in quality to paper produced with 100% virgin fiber pulp. With the December 2001 start-up of the new recycled fiber plant, Coosa Pines joins Mokpo in producing newsprint containing 100% recycled fiber. In 2002, we processed 1.3 million short tons of recovered paper.

Bowater purchases recovered paper from suppliers around the world, generally within the region of its recycling plants. These suppliers collect, sort and usually bale the material before selling it to us, primarily under long-term contracts. We are one of the largest purchasers of recovered paper in North America, averaging in excess of 1.0 million short tons purchased annually. One recovered paper supplier accounted for approximately 15% of our annual recovered paper purchases and all other suppliers individually accounted for less than 10% of our annual recovered paper purchases.

Competition

In general, our products are globally-traded commodities, and the markets in which we compete are highly competitive. Our operating results reflect the general cyclical pattern of the pulp and paper industry. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. Any material decline in prices for our products or other adverse developments in the markets for our products could have a material adverse effect on our financial results, financial condition and cash flow.

Newsprint, one of Bowater’s principal products, is produced by numerous worldwide manufacturers. Aside from quality specifications to meet customer needs, the production of newsprint does not depend upon a proprietary process or formula. There are seven major North American producers of newsprint, and 16 major worldwide producers, of which seven compete in North America. We face actual and potential competition from them and numerous smaller regional producers. Price, quality, close customer relationships and the ability to produce paper with recycled fiber are important competitive determinants.

Bowater competes with five major market pulp companies in North America along with other smaller competitors. Like newsprint, market pulp is one of our principal products and is a globally-traded commodity for which competition exists in all major markets. Market pulp prices historically have been volatile. Aside from quality specifications to meet customer needs, the production of market pulp does not depend on a proprietary process or formula. We produce five out of the six major grades of market pulp (northern and southern hardwood, northern and southern softwood and fluff) and compete with other producers from South America (eucalyptus hardwood pulp and radiata pine softwood pulp), Europe (northern hardwood and softwood pulps), and Asia (mixed tropical hardwood pulp). Price, quality and service are considered the main competitive determinants.

Bowater competes with 11 coated groundwood paper producers with operations in North America. In addition, three major offshore suppliers of coated paper sell into the North American market. As a major supplier to printers in North America, we also compete with numerous worldwide suppliers of other grades of paper such as coated freesheet, supercalendered and uncoated specialty paper. Price, quality and service are important competitive determinants, but a degree of proprietary knowledge is required in both the manufacture and use of this product, which requires close customer-supplier relationships.

Bowater competes with nine producers of supercalendered paper in North America. In addition, two other major offshore suppliers compete in the North American market.

As with other global commodities, the competitive position of Bowater’s products is significantly affected by the volatility of currency exchange rates. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Form 10-K. We have operations in the United States, Canada and South Korea, with several of our primary competitors located in Canada, Sweden and Finland. Accordingly, the relative rates of exchange between those countries’ currencies and the United States dollar can have a substantial effect on our ability to compete. In addition, the degree to which we compete with foreign producers depends in part on the level of demand abroad. Shipping costs generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.

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

Part of Bowater’s competitive strategy is to be a lower-cost producer of our products while maintaining strict quality standards and responding to environmental concerns. Currently, some of our competitors’ individual mills are lower-cost producers of some of the products that we manufacture, including newsprint. Our six recycling facilities have enhanced our competitive position by enabling us to respond to customer demand for recycled fiber newsprint.

Raw Materials and Energy

The manufacture of pulp and paper requires significant amounts of wood and energy. We obtain the wood we need for pulp, paper and lumber production from property we own, lease, or possess cutting rights, or by purchase from local producers. We also use recovered paper as raw material when producing recycled fiber paper grades. See “Forest Products” and “Recycling Capability” on pages 5 and 6 of this Form 10-K for information regarding our procurement and use of raw materials.

Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources. All of Bowater’s mills produce all of their steam requirements with the exception of the Dolbeau and Mersey Operations, which purchase all of their steam from third-party suppliers. The Dalhousie, Donnacona, Grenada, Gatineau, Mersey and Mokpo Operations purchase all of their electrical power requirements. The Thunder Bay, Calhoun, Coosa Pines and Catawba Operations produce approximately one-fourth of their electrical requirements and purchase the balance. The Dolbeau Operation purchases all of its electrical requirements from a public utility, about one fifth of which is produced by a third party that operates a cogeneration unit on the premises.

Employees

As of December 31, 2002, Bowater employed 8,600 people, of whom 6,000 were represented by bargaining units. The labor contract covering hourly employees at our Mokpo Operation expires in 2004. The labor contract at the Catawba Operation, which covers all of the plant’s hourly employees, expires in April 2003. The labor contracts covering the unionized employees at the Dalhousie, Gatineau, Dolbeau, Thunder Bay and Mersey Operations expire in 2004. The labor contract covering the unionized employees at the Donnacona Operation expires in 2005. The labor contract covering the unionized employees at the Coosa Pines Operation expires in 2007. The labor contract with the plant’s unionized employees at the Calhoun Operation expires in November 2008. All plant facilities are situated in areas where adequate labor pools exist. We consider relations with employees to be good.

Trademarks

Bowater owns the trademarked “Bowater” logo exclusively throughout the world. In 1997, we obtained from the former Bowater plc, now Rexam plc, ownership of the name “Bowater” in connection with the sale of all of our products exclusively throughout the world, with a limited exception for a few non-conflicting uses by Rexam plc. We consider our interest in the logo and name to be valuable and necessary to the conduct of our business.

Environmental Matters

Information regarding environmental matters is included on pages 30-31 of this Form 10-K.

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

Our pulp and paper mills mainly utilize process wastes or by-products to produce energy instead of sending the wastes to landfills. Bowater operates recycled (de-inked) fiber plants at six of our mills, diverting over 1.3 million short tons of recovered paper from municipal landfills annually. See “Recycling Capability” on page 6 of this Form 10-K.

Internet Availability of Information

We make our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to them, available through our internet website (http://www.bowater.com) as soon as reasonably practicable after we file or furnish such material to the SEC.

Cautionary Statement Regarding Forward-Looking Information

Statements that are not reported financial results or other historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-K, each of Bowater’s annual reports to shareholders, Forms 10-K, 10-Q and
8-K, proxy statements, prospectuses and any other written or oral statement made by or on behalf of Bowater after the filing of this Form 10-K may include forward-looking statements including, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to:

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

Changes in laws or regulations including those affecting trade, transportation, currency controls or environmental compliance. We are subject to a variety of national and local laws and regulations, dealing with trade, transportation, currency controls or the environment. Changes in these laws or regulations have required in the past, and could require in the future, substantial expenditures by us. For example, changes in environmental laws and regulations could require us to spend substantial amounts to comply with restrictions on air emissions, wastewater discharge, waste management and landfill sites, including remediation costs. Environmental laws are becoming increasingly more stringent. Consequently, our compliance and remediation costs could increase materially. For example, in April 1998, the Environmental Protection Agency promulgated new air and water quality standards for the paper industry, known as the Cluster Rule, aimed at further reductions of pollutants. We anticipate spending approximately $175 million by the end of 2003, of which approximately $85 million had been spent as of December 31, 2002, to enable our Catawba, South Carolina, facility to comply with the Cluster Rule. Another example is duties imposed on lumber shipments from Canada into the United States as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Currency fluctuations. Changes in currencies can affect selling prices and manufacturing.

We compete with North American, European and Asian producers in most of our product lines. Our products are sold and denominated in both U.S. dollars and selected foreign currencies. In addition to the impact of product supply and demand, changes in the relative strength or weakness of the U.S. dollar may also affect international trade flows of these products. A stronger U.S. dollar may attract imports from producers outside North America while a weaker U.S. dollar will encourage North American exports. A stronger dollar, increasing supply, can have a downward effect on pricing in North America. While a weaker dollar can have a positive impact on our prices in export markets. Variations in the exchange rates between the United States dollar and other currencies, particularly those of Canada, Sweden, Finland, and certain Asian countries, significantly affect our competitive position compared to many of our competitors.

Nearly half of our manufacturing costs and certain financial liabilities are denominated in Canadian dollars. Accordingly, changes in currency exchange rates will impact our revenues and costs. Increases in the value of the Canadian dollar versus the U.S. dollar would reduce our earnings, which are reported in U.S. dollar terms.

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

Item 2. Properties

Information regarding Bowater’s owned properties is included in Item 1, “Business” of this Form 10-K.

In addition to the properties that we own, we also lease under long-term leases certain timberlands, a manufacturing facility (Covington), office premises and office and transportation equipment and have cutting rights with respect to certain timberlands. Information regarding timberland leases, operating leases and cutting rights is included in Note 22 “Timberland Leases and Operating Leases” of the Consolidated Financial Statements in this Form 10-K.

Item 3. Legal Proceedings

a	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Our management believes that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

b	Bowater, several other paper companies, and 120 other companies have been named as defendants in asbestos personal injury actions based on product liability claims. These actions generally allege occupational exposure to numerous products. Bowater has denied the allegations and no specific product of Bowater has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury.

These suits have been filed by approximately 840 claimants who sought monetary damages in civil actions pending in state courts in Illinois, Mississippi, Missouri, New York and Texas. Approximately 220 of these actions have been dismissed, either voluntarily or by summary judgment. Insurers are defending these cases and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage.

While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on Bowater’s business, financial position or results of operations.

c	On December 28, 2001, we filed a lawsuit against the Tennessee Valley Authority (TVA) alleging that TVA overcharged us for electricity it supplied to our Calhoun, Tennessee and Grenada, Mississippi facilities. We are seeking approximately $35 million in damages, and TVA has not filed any counterclaims. The case is still in the discovery stage in federal court in Knoxville, Tennessee, scheduled for trial in April 2004.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

Executive Officers of the Registrant as of March 12, 2003

Bowater’s executive officers, who are elected by the Board of Directors to serve one-year terms, are listed below. There are no family relationships among officers and no arrangements or understandings between any officer and any other person under which the officer was selected.

			Served as
Name	Age	Position	Officer Since

Arnold M. Nemirow	59	Chairman, President and Chief Executive Officer	1994
E. Patrick Duffy	61	Senior Vice President and President – Coated and Specialty Papers Division	1995
Arthur D. Fuller	58	Executive Vice President and President – Newsprint Division	1995
Harry F. Geair	57	Vice President – General Counsel and Secretary	2002
Jerry R. Gilmore	54	Senior Vice President – Operations, Newsprint Division	1999
Richard K. Hamilton	54	Senior Vice President and President – Forest Products Division	1997
William G. Harvey	45	Vice President and Treasurer	1998
Steven G. Lanzl	54	Vice President – Information Technology	1996
David G. Maffucci	52	Executive Vice President and Chief Financial Officer	1992
Pierre Monahan	56	Senior Vice President and President – Canadian Forest Products Division	2001
R. Donald Newman	56	Executive Vice President and Chief Operating Officer	1999
Michael F. Nocito	47	Vice President and Controller	1993
David J. Steuart	56	Senior Vice President and President – Pulp Division	1998
James T. Wright	56	Senior Vice President – Human Resources	1999

Arnold M. Nemirow became Chairman in 1996 and Chief Executive Officer in 1995. He has been President and a director of Bowater since September 1994 and was Chief Operating Officer from September 1994 through February 1995.

E. Patrick Duffy became Senior Vice President and President – Coated and Specialty Papers Division in 1995. He was President of the Telecommunications Business Unit of R.R. Donnelley and Sons, a printing company, from 1993 to 1995, where he was responsible for the sale and manufacture of printed products, and President of its Catalog Group from 1990 to 1992. Previously, he was a Senior Vice President of R.R. Donnelley and Sons.

Arthur D. Fuller became Executive Vice President and President – Newsprint Division in 1997. From 1995 to 1997, he was Senior Vice President and President – Newsprint Division. He was Vice President Finance, Planning & Administration of MacMillan Bloedel Packaging Inc., the containerboard and packaging business of MacMillan Bloedel Ltd., from 1994 to 1995. From 1991 to 1993, he was a partner of Nukraft, which sought to develop a recycled linerboard mill, and from 1987 to 1990, he was Vice President and General Manager of Great Southern Paper Company, the containerboard division of Great Northern Nekoosa Corporation. Earlier, he held various management positions with Great Southern Paper Company.

Harry F. Geair became Vice President – General Counsel and Secretary in January 2003. He was Vice President – General Counsel and Assistant Secretary from 2002 to 2003. From 1992 to 2002, he was Associate General Counsel and Assistant Secretary. From November 1989 to October 1992, he was Vice President – General Counsel and Secretary of Sweetheart Cup Company Inc. Earlier, he held legal and management positions with a forest products company, Continental Forest Industries.

Jerry R. Gilmore became Senior Vice President – Operations, Newsprint Division in June 2002. From 1998 to 2002, he was Vice President of United States and Korean Newsprint Operations. Previously, he was Vice President – Administration and Planning of the Newsprint Division from 1995 to April 1998 and was Vice President of the Newsprint Division with responsibility for the integration of recent acquisitions from April to October 1998. Prior to joining Bowater in 1994, he held financial and management positions with Georgia-Pacific Corporation and Great Northern Nekoosa Corporation, both forest products companies.

Richard K. Hamilton became Senior Vice President and President – Forest Products Division in June 2002. From 1997 to 2002, he was Vice President and President – Forest Products Division. From 1995 to 1997, he was Vice President Wood Products-Newsprint Division. From 1993 to 1995, he was Group Manager – Forest Resources Division of Georgia-Pacific Corporation, a forest products company, where he was responsible for the woodlands management of about 340,000 acres of timberland and the procurement, production and sale of pulpwood, logs and wood chips. Previously, he held various woodlands positions with Great Southern Paper Company and Scott Paper Company.

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

Steven G. Lanzl became Vice President – Information Technology in 1996. From 1992 to 1996, he was with E.I. du Pont de Nemours and Company, a science and technology company, where he was responsible for planning information system initiatives. Earlier, he was with DuPont Asia Pacific, Ltd. in Japan as Manager of Information Systems Planning.

David G. Maffucci became Executive Vice President and Chief Financial Officer in June 2002. From 1995 to 2002, he was Senior Vice President and Chief Financial Officer. He served as Vice President and Treasurer since 1993 and Treasurer from 1992 to 1993, relinquishing the title of Treasurer in 1996. From 1977 to 1992, he held various positions of increasing responsibility in Bowater’s Finance Department.

Pierre Monahan became Senior Vice President and President – Canadian Forest Products Division in June 2002. From 2001 to 2002, he was Vice President and President – Canadian Forest Products Division. From 1994 to 2001, he was President and Chief Executive Officer of Alliance Forest Products Inc. He is a director of AXA Insurance Inc. and Groupe Laperriere et Verreault.

R. Donald Newman became Executive Vice President and Chief Operating Officer in June 2002. From 2001 to 2002, he was Vice President of Strategic Planning. From 1990 to 2002, he was Vice President of Bowater and from 1998 to 2002, he was Vice President – Canadian Newsprint Operations of the Newsprint Division. Previously, he was Vice President – Operations and Resident Manager of the Calhoun Operations from 1995 to 1998 and Vice President and Operations Manager of the Calhoun Operations from 1994 to 1995.

Michael F. Nocito became Vice President and Controller in 1993. He was Controller of the Calhoun Operations from 1992 to 1993 and Assistant Controller of the Calhoun Operations from 1988 to 1992. From 1978 to 1988, he held various positions of increasing responsibility in Bowater’s Finance Department.

David J. Steuart became Senior Vice President and President – Pulp Division in June 2002. From 1999 to 2002, he was Vice President of Bowater and from 1998 to 2002, he was President of the Pulp Division. He was President, Pulp Group of Avenor Inc., a pulp and paper company, from 1994 until its acquisition by Bowater in July 1998. In this position, he had profit/loss responsibility for the Pulp Group and performed related manufacturing and marketing functions.

James T. Wright became Senior Vice President – Human Resources in 2002. From 1999 to 2002, he was Vice President – Human Resources. He was Vice President – Human Resources for Georgia-Pacific Corporation from 1993 to 1999. Prior to 1993, he held human resource and labor relations positions with Georgia-Pacific Corporation and Weyerhaeuser Company, both forest products companies.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholders Matters

     (a)  Bowater’s common stock, $1 par value (“Common Stock”), is listed on the New York Stock Exchange, Inc. (stock symbol BOW), the Pacific Exchange, Inc. and The London Stock Exchange. Bowater Canada, Inc., a subsidiary of Bowater, has a special class of Exchangeable Shares (“Exchangeable Shares”) outstanding and listed on the Toronto Stock Exchange (stock symbol BWX), which is exchangeable into Bowater Common Stock on a one-for-one basis. Price information with respect to Bowater’s Common Stock is set forth below:

Price ranges of Bowater’s Common Stock during 2002 and 2001 as reported on the New York Stock Exchange were:

	2002		2001

	High	Low	High	Low

First quarter	$53.90	$44.46	$58.75	$45.81
Second quarter	$55.80	$45.75	$52.50	$42.65
Third quarter	$54.50	$34.94	$48.20	$40.30
Fourth quarter	$43.38	$31.00	$49.94	$42.34

     (b)  As of March 3, 2003, there were 5,105 holders of record of Bowater’s Common Stock and 381 holders of record of Exchangeable Shares.

     (c)  Bowater has paid consecutive quarterly dividends of $0.20 per share of Common Stock during 2002 and 2001. Future dividends on our Common Stock are at the discretion of the Board of Directors, and the payment of any dividends will depend upon, among other things, our earnings, capital requirements and financial condition. In addition, our ability to pay dividends on our Common Stock depends on our maintaining adequate net worth and compliance with the required ratio of total debt to total capital as defined in and required by our current credit facilities. These credit facilities require us to maintain a minimum consolidated net worth (generally defined in the credit facilities as common shareholders’ equity plus any outstanding preferred stock) of $1.625 billion as of December 31, 2002. In addition, the agreement imposes a maximum 60% ratio of total debt (defined as total debt less revaluation of debt assumed through acquisitions) to total capital (defined in the agreement as total debt less revaluation of debt assumed through acquisitions plus net worth including minority interest). At December 31, 2002, our consolidated net worth was $1.756 billion, and our ratio of total debt to total capital was 55.5% calculated according to our credit facilities’ guidelines.

Item 6. Selected Financial Data

The following table summarizes our selected historical consolidated financial information for each of the last five years. The selected financial information under the caption “Income Statement Data and Financial Position” shown below has been derived from our audited Consolidated Financial Statements. This table should be read in conjunction with other financial information of Bowater, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, included elsewhere herein.

(In millions, except per-share amounts)	2002	2001(1)	2000(1)	1999(1)	1998(1)

Income Statement Data
Sales	$2,581.1	$2,454.3	$2,500.3	$2,311.7	$2,142.7
Operating income (loss)(2)	(95.7)	313.4	363.3	244.0	162.1
Net income (loss)	(142.4)	70.5	159.4	78.7	(18.5)
Diluted earnings (loss) per common share	(2.50)	1.32	3.02	1.41	(0.44)
Dividends declared per common share(3)	0.80	0.80	0.80	0.80	0.80

Product Sales Information
Newsprint(4)	$1,199.2	$1,438.7	$1,421.5	$1,282.2	$1,108.8
Coated and specialty papers	613.1	479.6	428.4	363.9	440.3
Directory paper	–	–	–	89.4	173.5
Market pulp	498.7	403.9	546.3	434.2	272.1
Lumber and other wood products	270.1	132.1	104.1	142.0	148.0

	$2,581.1	$2,454.3	$2,500.3	$2,311.7	$2,142.7

Financial Position
Timber and timberlands	$212.0	$243.3	$265.2	$283.2	$472.8
Fixed assets, net	3,645.6	3,802.8	2,981.1	2,581.3	2,885.2
Total assets	5,590.3	5,761.0	5,004.1	4,552.2	5,092.0
Total debt	2,370.7	2,242.7	1,931.1	1,505.1	1,830.8
Total capitalization(5)	4,198.3	4,349.9	3,851.8	3,397.4	3,736.6

Additional Information
Percent return on average common equity	(7.5)%	3.7%	8.9%	4.5%	(1.4)%
Total debt as a percentage of total capitalization(6)	55.5%	50.4%	48.6%	42.1%	46.3%
Total debt as a percentage of shareholders’ equity(6)	129.7%	105.9%	101.1%	85.0%	92.3%
Effective tax rate	40.1%	40.7%	29.4%	45.9%	166.0%
Cash flow from operations	$41.2	$372.8	$416.6	$147.0	$274.1
Cash invested in fixed assets, timber and timberlands	$238.7	$246.8	$283.2	$198.5	$223.2
Book value – common shareholders’ equity per common share	$30.84	$35.65	$34.84	$33.10	$32.31
Common Stock price range — low	$31.00	$40.30	$41.88	$36.94	$31.19
— high	$55.80	$58.75	$59.56	$60.56	$60.50
Shareholders of record(7)	5,500	5,900	4,900	5,200	5,600
Employees	8,600	9,400	6,400	6,400	8,300

(1) In 2001, we acquired Alliance Forest Products Inc. In 2000, we acquired Newsprint South, Inc. In 1999, we sold Great Northern Paper, Inc. In 1998, we acquired Avenor Inc. and a South Korean newsprint mill.

(2) Operating income includes pre-tax net gain on sale of assets of $85.7 million, $163.3 million, $7.3 million, $225.4 million and $21.1 million for the years 2002, 2001, 2000, 1999, and 1998, respectively. Operating income for 2002, 1999 and 1998 also includes a pre-tax impairment charge of $28.5 million, $92.0 million and $119.6 million, respectively.

(3) Dividends are declared quarterly.

(4) Newsprint sales do not include shipments from Ponderay Newsprint Company, an unconsolidated entity.

(5) Total capitalization includes total debt, minority interests in subsidiaries and shareholders’ equity.

(6) In 2002, 2001, 2000, 1999 and 1998, this ratio excludes the revaluation of debt due to acquisitions totaling $94.1 million, $102.3 million, $113.2 million, $128.6 million and $190.6 million, respectively.

(7) This includes holders of Bowater Common Stock and Bowater Exchangeable Shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition for the three years ended December 31, 2002. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Bowater’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Cautionary Statement Regarding Forward-Looking Information” in Item 1 of this Form 10-K and from time to time, in Bowater’s other filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based on our Consolidated Financial Statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates, assumptions and judgments and rely on future projections of results of operations and cash flows. We base our estimates and assumptions on historical data and other assumptions that we believe are reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

Our judgments are based on our assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in our Consolidated Financial Statements. Our projections of future results of operations and cash flows are utilized by an independent valuation firm to determine fair value for selected assets. It is important that the reader of our financial statements understand that actual results could differ materially from these estimates, assumptions, projections and judgments.

A summary of our significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements. Based upon a review of our significant accounting policies, we believe the critical accounting policies that follow contain the most significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Long-Lived Assets. Bowater’s long-lived assets include the net depreciated value of fixed assets and goodwill.

Fixed Assets

•	For fixed assets acquired in an acquisition, we engage an independent valuation firm to perform a valuation of the fixed assets acquired and to assist in the determination of the remaining useful lives. We and the independent valuation firm believe the assumptions and the assigned useful lives are reasonable under the circumstances. However, different valuation assumptions and assigned lives could have a significant impact on the amounts reported through our Consolidated Statement of Operations.

•	On October 3, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to Bowater’s fiscal year ended December 31, 2002. This pronouncement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. We adopted the provisions of SFAS

No. 144 effective January 1, 2002. In accordance with SFAS No. 144, long-lived assets and intangibles subject to amortization would be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.

Tests for recoverability of a long-lived asset to be held and used is measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows we use future projections of cash flows directly associated with and that were expected to arise as a direct result of the use and eventual disposition of the assets. These assumptions include, among other estimates, projections of future product pricing, first quality production levels, product costs, market supply and demand and projected capital spending. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value.

Other than the impairment charges taken for the paper machine closure at the Donnacona facility of $26.4 million and a write-off of $2.1 million of Nuway assets no longer expected to be utilized, no other impairments existed at December 31, 2002.

A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed.

Goodwill

•	Bowater adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142.

Our goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of each of our reporting units as defined under SFAS No. 142, with its carrying amount. If an asset’s carrying amount exceeds its fair value, then such asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the assets of the reporting entity being measured exceeds their fair value, up to the total amount of such assets. Fair value is determined based on a valuation study performed by an independent third party. In making its recommendation of fair value, the independent valuation firm relies primarily on the discounted cash flow method. This method uses future projections of cash flows from each of the reporting units and includes, among other estimates, projections of future product pricing, production levels, product costs, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital. Changes in any of these estimates could have a material effect on the fair value of these assets in future measurement periods. On an ongoing basis, we expect to perform our annual impairment tests during the fourth quarter of each year.

In accordance with SFAS No. 142, Bowater completed the transitional goodwill impairment test during the second quarter of 2002, and completed its annual goodwill impairment test in the fourth quarter of 2002, which did not indicate impairment. However, the amount by which fair value exceeded book value for certain of the reporting units was small. Therefore, in future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill that would require a non-cash charge to the statement of operations and may have a material effect on our financial condition and operating results.

As of December 31, 2002 we had unamortized goodwill in the amount of $839.9 million.

Pension and Other Nonpension Postretirement Benefits. Bowater engages an independent actuarial firm to perform an actuarial valuation of the fair values of our postretirement plans’ assets and benefit obligations. We provide the actuarial firm with assumptions that have a significant effect on the fair value of the assets and obligations such as the:

•	weighted average discount rate – used to arrive at the net present value of the obligation;

•	return on assets – used to estimate the growth in invested asset value available to satisfy certain obligations;

•	salary increases – used to calculate the impact future pay increases will have on postretirement obligations; and

•	health care cost inflation – used to calculate the impact future health care costs will have on postretirement obligations.

These assumptions are updated annually on our measurement date, September 30, and are disclosed in Note 14 “Pension and Other Nonpension Postretirement Benefits,” to our Consolidated Financial Statements. We understand that these assumptions directly impact the actuarial valuation of the assets and obligations recorded on our balance sheet and the income or expense that flows through our Consolidated Statement of Operations. We base our assumptions on either historical or market data we consider reasonable in the circumstances. Variations in these assumptions could have a significant effect on the amounts reported through our Consolidated Statement of Operations. Using a higher or lower rate of 0.25 percent in the discount rate would change the annual pension expense by approximately $1.5 million, assuming no changes in other plan assumptions. Additionally, our pension plan assets are valued annually on September 30 and are subject to market conditions, including closing stock prices, on that date. Had these pension plan assets been valued at another date, the value of the pension assets may be significantly different.

The sharp decline in the stock market reduced the value of our pension plan assets as of our measurement date while lower interest rates increased the pension liabilities. The net result caused pension liabilities to exceed the market value of plan assets and resulted in a required additional minimum pension liability and a reduction to shareholders’ equity in the fourth quarter of approximately $100 million. Additionally, based upon the revised actuarial assumptions at September 30, 2002, pension expense and cash contributions will increase approximately $16.0 million and $15.0 million, respectively, in 2003. Our other nonpension postretirement expense will increase approximately $0.6 million in 2003, primarily as a result of health care cost increases.

Derivatives. The majority of our revenues are generated and received in United States dollars. A significant portion of our manufacturing facilities are in Canada, and accordingly, we pay our operating expenses in Canadian dollars at these Canadian mill sites. To reduce our exposure to differences in Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. We estimate the forecasted Canadian dollar outflows on a rolling 24-month basis and hedge up to 80% in the first twelve months and up to 70% in the following twelve months of total forecasted Canadian dollar outflows. This minimizes over-hedging our exposure and eliminates currency speculation. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. We believe that these Canadian dollar forward contracts qualify as a cash flow hedge in accordance with SFAS No. 133, as amended by SFAS 138, and we have, therefore, deferred approximately $8.0 million of deferred losses through accumulated other comprehensive income. Had these Canadian dollar forward contracts not qualified for cash flow hedging, these losses would have been reported through our Consolidated Statement of Operations.

Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We evaluate our tax assets and liabilities on a periodic basis and timely adjust these balances as appropriate. We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. However, should these tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported through our Consolidated Statement of Operations.

The carrying value of our deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to reduce the value of the deferred tax assets resulting in additional income tax expense. We believe that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized, based on forecasted income. However, there can be no assurance that we will meet our forecasts of future income. We evaluate the deferred tax assets on a periodic basis and assesses the need for additional valuation allowances.

Additionally, at December 31, 2002, Bowater had unremitted earnings of subsidiaries outside the United States totaling $128.9 million, which we have deemed as being permanently invested. No deferred tax liability has been recognized with regard to these earnings. If our policy were to change in the future and these earnings were remitted to the United States, these amounts could significantly increase the income tax liability reported through our Consolidated Statement of Operations.

Timber and Timberlands. There is no specific authoritative accounting guidance that addresses the types of costs to be capitalized in timber and timberlands. We have used portions of authoritative accounting literature, our professional judgment and industry data to develop our capitalization policy for timber and timberlands. Costs that are directly related to future revenues and costs of our products are capitalized. The acquisition cost of land and timber, property taxes, lease payments, site preparation and other costs related to the planting and growing of timber are capitalized. Capitalization policies are consistent prior to and during harvesting. These costs, excluding land, are charged against revenue at the time the timber is harvested, based upon annually estimated depletion rates, and are included in the line titled “Depreciation, amortization and cost of timber harvested” in the Consolidated Statement of Operations. Growth and yield models are used to estimate timber volume on our land from year to year. These volumes affect the depletion rate, which is calculated annually based on the capitalized costs and the total timber volume based on the current stage of the growth cycle. Different assumptions and judgments regarding capitalizable costs and/or growth and yield models could have a significant impact on the amounts reported through our Consolidated Statement of Operations.

BUSINESS AND FINANCIAL REVIEW

Overview

Bowater is organized into five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, the Forest Products Division and the Canadian Forest Products Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division. Therefore, Bowater’s financial results are collected, analyzed and reported through the other four divisions.

NEWSPRINT DIVISION

The Newsprint Division operates seven manufacturing sites, including Ponderay Newsprint Company, an unconsolidated partnership, in the United States, Canada and South Korea. The principal product at these manufacturing sites is newsprint, but several of the sites also produce market pulp and uncoated specialty papers. This division has primary responsibility for the domestic and international marketing and sales of newsprint.

COATED AND SPECIALTY PAPERS DIVISION

The Coated and Specialty Papers Division operates a manufacturing site in Catawba, South Carolina that produces coated paper, newsprint (until January 2003), market pulp and uncoated specialty papers, and two Nuway coating facilities, both located in the United States. A newsprint machine at the Catawba site, with an annual capacity of approximately 260,000 short tons, was shut down in January 2003 to convert production to coated groundwood paper. The conversion is scheduled for completion in March 2003. The converted newsprint machine will initially produce a variety of coated and uncoated specialty papers. By the end of 2005, this machine will increase annual coated paper production to 330,000 short tons. This division is responsible for the marketing and sales of the full spectrum of all coated and uncoated specialty papers manufactured by Bowater.

PULP DIVISION

The Pulp Division markets and distributes market pulp produced at the Calhoun, Tennessee; Catawba, South Carolina; Thunder Bay, Ontario; and Coosa Pines, Alabama, sites. Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The pulp division’s administrative expenses are included in Corporate and other eliminations. Accordingly, no separate results are reported for this division.

FOREST PRODUCTS DIVISION

The Forest Products Division manages 1.1 million acres of timberland owned or leased in the United States and the Canadian provinces of Ontario and Nova Scotia and over 8.3 million acres of Crown-owned land in the province of Ontario on which we have cutting rights. The division also operates three softwood sawmills, supplies wood fiber to our pulp and paper production sites and markets and sells timber and southern yellow pine lumber in North America.

CANADIAN FOREST PRODUCTS DIVISION

The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The division manages 0.4 million acres of owned or leased timberland and over 23.4 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. The division consists of nine sawmills and one wood treatment plant, supplies wood to four paper mills and nine sawmills, and is responsible for the marketing and sales of its timber and lumber production.

Results of Operations: 2002 Compared with 2001

The results of operations for the year ended December 31, 2001 include the impact of the acquisition of Alliance since September 24, 2001, the date the acquisition closed.

Bowater’s net loss for 2002 was $142.4 million, or $2.50 per diluted share, compared with net income of $70.5 million, or $1.32 per diluted share, in 2001.

Operating loss in 2002 was $95.7 million on sales of $2.6 billion, compared to operating income of $313.4 million on sales of $2.5 billion in 2001. In 2002, operating loss includes a net gain on sale of assets of $85.7 million compared to $163.3 million in 2001. Also in 2002 we recorded an asset impairment charge of $28.5 million, primarily related to the permanent closure of a paper machine at our Donnacona mill. Excluding the gain on sale of assets and asset impairment charge, operating income decreased $303.0 million from 2001 to 2002. This decrease was due to lower transaction prices for newsprint ($263.1 million), coated and specialty papers ($87.1 million) and market pulp ($24.8 million), lower shipments ($9.4 million, primarily newsprint), severance costs of $13.1 million charged in the fourth quarter of 2002 and higher selling, general and administrative costs. Selling, general and administrative expenses were higher ($25.7 million) primarily due to stock-based compensation credits of $3.4 million in 2002 compared to stock-based compensation credits of $12.0 million in 2001, severance costs, increases in pension and other nonpension postretirement benefit costs and the full year impact of the Alliance acquisition. These decreases in operating income were partially offset by lower operating costs ($80.8 million) and the inclusion of the Alliance acquisition for the first full year in 2002 compared to only three full months in 2001. Operating costs were lower for 2002 compared to 2001 due to lower maintenance and market-related downtime, lower costs for wood, fiber, chemicals, fuel, and maintenance costs and the absence of goodwill amortization in 2002 ($23.9 million goodwill amortization in 2001).

PRODUCT LINE INFORMATION

Presented below is a discussion of each significant product line, followed by a discussion of the results of each of the reported divisions.

In general, Bowater’s products are globally-traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in exchange rates.

Sales by Product

	Sales

(In millions)	2002	2001

Newsprint	$1,199.2	$1,438.7
Market pulp	498.7	403.9
Coated and specialty papers	613.1	479.6
Lumber	243.4	98.1
Other	26.7	34.0

Total	$2,581.1	$2,454.3

Newsprint: Shipments increased 4% compared to 2001, primarily due to the acquisition of Alliance. During 2002, we took approximately 395,000 metric tons of downtime, of which 50,000 metric tons related to maintenance and 48,000 metric tons related to a strike at our Mokpo, South Korea, mill. The Mokpo mill halted production effective May 27, 2002, and resumed production on July 29, 2002, following settlement of the strike. Our newsprint inventory increased approximately 27,500 metric tons compared to the end of 2001, mainly due to reduced shipments at our Mokpo mill and in order to service customers in Europe. Our 2002 average transaction price for newsprint was 20% lower compared to 2001. We implemented a $50 per metric ton price increase in the domestic market effective August 1, 2002. However, since the United States economy remained weak in the latter part of 2002, market prices moved downward in the fourth quarter such that we realized a $35 per metric ton increase in the domestic market by the end of December. The effect of reduced shipments in Korea as a result of the work stoppage at our Korean mill, and price weaknesses in other offshore markets, offset the impact of the price increase for the year.

Newsprint Third Party Data: Total United States newsprint demand and consumption declined 1.9% and 2.6%, respectively, in 2002 compared to 2001. North American net exports of newsprint declined approximately 2% from 2001 levels. Newspaper advertising linage improved 1.2% in 2002 compared to 2001. North American mill inventories decreased, while customer inventories increased slightly from 2001 levels. Total inventories (North American mills and users) ended the year at 1.49 million metric tons, approximately 17% below historical levels.

Based on improving market fundamentals, we announced a $50 per metric ton price increase for the domestic market effective March 1, 2003.

Coated and Specialty Papers: The market for coated groundwood paper remained under pricing pressure during 2002, although some grades received a price increase late in 2002. Bowater’s 2002 average transaction price for coated groundwood paper was 18% lower than in 2001. Our shipments of coated groundwood paper for 2002 were 17% higher compared with 2001 shipments.

As compared to 2001, our shipments of uncoated specialty paper increased 108% in 2002 due primarily to the September 2001 acquisition of Alliance, which added supercalendered paper and book grades to our product mix. Our 2002 average transaction price for uncoated specialty paper decreased 11% compared to 2001.

Coated and Specialty Papers Third Party Data: North American demand for coated groundwood paper increased approximately 5% compared to 2001. End-use markets began a rebound at the end of the year and magazine advertising pages and catalog mailings (measured by standard A mail weight) increased over 2001 levels. Mill inventories for the United States coated groundwood paper producers, measured in days supply, ended the year at 13 days, or 1 day under the prior year’s level.

North American demand for supercalendered paper increased approximately 5% during 2002, while demand for other uncoated groundwood paper was up 6% from 2001. North American mill inventories for uncoated groundwood paper, measured in days supply, ended the year at 16 days, or 3 days over the prior year’s level. Uncoated specialty grades are used mainly for retail fliers, newspaper inserts, textbooks and mass market paperback books.

Market Pulp: 2002 improved modestly over 2001. Bowater’s 2002 average transaction price for market pulp decreased 1.9% compared to 2001. Our shipments increased by 25.9% compared to 2001. The increase in shipments was mainly due to the impact of the Alliance acquisition and decreased downtime taken in 2002 compared to 2001 as a result of improvements in demand for those end-use products that use our pulp grades. During 2002, we took approximately 52,000 metric tons of market-related and maintenance downtime compared to 163,000 metric tons in 2001.

Market Pulp Third Party Data: Demand for market pulp increased in 2002. North America and Nordic (United States, Canada, Finland and Sweden) shipments were up 5% over 2001 and world demand was up 1.3 million metric tons. North America and Nordic stocks were down 83,000 tons over the prior year, to end at 28 days supply or 1.634 million metric tons.

Lumber. Lumber markets weakened throughout 2002. United States housing starts were 1.706 million units in 2002, increasing 6.4% from 2001 (1.603 million units). Bowater’s 2002 average transaction price for lumber increased 4.3% compared to 2001. Anticipated price increases in the first half of 2002 as a result of the countervailing duty and anti-dumping tax generated an oversupply from all regions in North America and Europe. Because of the oversupply, prices declined substantially in the fourth quarter of 2002. Shipments increased 140% compared to 2001 due to the acquisition of Alliance, adding approximately 709 million board feet of production capacity. Due to the weakening state of the lumber markets and available timber supply on our Crown-owned land, we took approximately 50 million board feet of downtime in the fourth quarter of 2002, compared to 22 million in the fourth quarter of 2001.

The U.S. Commerce Department has imposed antidumping duties of 8.43% on all of Bowater’s Canadian softwood lumber imports and countervailing duties of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. The duties, which became effective for lumber shipments beginning May 22, 2002, are payable in cash. Bowater accrued lumber duties based upon the Commerce Department’s preliminarily imposed effective dates of August 16, 2001, for countervailing duties and November 6, 2001, for antidumping duties. During the second quarter of 2002, Bowater reversed approximately $7.3 million for previously recorded lumber duties for periods prior to the effective date of May 22, 2002. Bowater was required to post bonds to cover the preliminary duties. Lumber duties are included as a component of distribution costs on our consolidated statement of operations.

The Canadian government has appealed the duties to the World Trade Organization (WTO) and under the terms of the North American Free Trade Agreement (NAFTA) and requested that the duties be refunded. The final amount of countervailing and antidumping duties that may be assessed on Canadian softwood lumber imports into the U.S. will depend upon negotiations among the governments involved in the dispute or upon determinations made by the NAFTA, WTO or other adjudicatory panels to which the duties may be appealed. Until the dispute about the duties is resolved, we will continue to pay the duties as assessed by the Commerce Department.

DIVISIONAL PERFORMANCE

	Sales (1)		Segment Income (Loss)(1)

(In millions)	2002	2001	2002	2001

Newsprint	$1,318.2	$1,412.6	$(66.0)	$115.6
Coated and Specialty Papers	484.2	516.4	(35.2)	25.7
Canadian Forest Products	744.9	518.3	6.7	74.7
Forest Products	95.1	74.0	(2.6)	(3.2)
Special items	–	–	85.7	163.3
Corporate & other eliminations	(61.3)	(67.0)	(84.3)	(62.7)

Total	$2,581.1	$2,454.3	$(95.7)	$313.4

(1)	Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in “Corporate & other eliminations.”

Total segment income in the preceding table is equal to “Operating income” as presented in our Consolidated Statement of Operations.

Newsprint Division. Sales decreased $94.4 million in 2002 compared to 2001, from $1,412.6 million to $1,318.2 million, primarily as a result of lower transaction prices for newsprint ($173.0 million), specialty papers ($19.1 million) and market pulp ($20.4 million) and lower shipments of newsprint ($104.7 million). These decreases were partially offset by the inclusion of the Coosa Pines operations for the full year of 2002 acquired as a part of the Alliance acquisition in September 2001. Higher shipments of market pulp ($15.9 million) and specialty papers ($21.9 million) also partially offset the decreased sales. See the previous discussions of the newsprint, coated and specialty papers and market pulp product line results. Segment income for 2002 decreased $181.6 million, from $115.6 million for 2001 to an operating loss of $66.0 million for 2002. This decrease was a result of lower transaction prices ($212.5 million, primarily for newsprint), lower shipments ($13.7 million, primarily newsprint) and severance costs ($5.7 million). These decreases in segment income were partially offset by lower costs ($33.6 million) and the full year impact of the Coosa Pines operation. The lower costs were primarily due to lower maintenance, labor, chemical, and other miscellaneous operating costs related to our cost reduction programs and the absence of goodwill amortization in 2002 ($10.2 million goodwill amortization in 2001).

Coated and Specialty Papers Division. Sales decreased $32.2 million in 2002 compared with 2001, from $516.4 million to $484.2 million, primarily as a result of lower transaction prices for newsprint ($20.6 million), coated groundwood paper ($62.2 million), market pulp ($4.4 million) and specialty paper ($4.1 million), and lower specialty paper shipments ($15.6 million). These decreases were partially offset by higher shipments of coated groundwood paper ($53.7 million), newsprint ($18.0 million) and market pulp ($5.8 million). See the previous discussions of the newsprint, coated and specialty papers and market pulp product line results. Segment income for 2002 decreased $60.9 million, from $25.7 million to an operating loss of $35.2 million. This decrease is due primarily to lower transaction prices for newsprint ($20.6 million) and coated groundwood paper ($62.2 million), market pulp ($4.4 million) and specialty paper ($4.1 million), severance costs ($5.5 million) and an asset impairment charge ($2.1 million). The decreases were partially offset by reductions in costs ($36.7 million) due primarily to improvements in coated production, reduced maintenance, market related downtime and lower costs for chemicals, labor and repair materials.

Canadian Forest Products Division. Sales increased $226.6 million in 2002 compared to 2001, from $518.3 million to $744.9 million. This increase is due primarily to the acquisition of Alliance in September 2001 and to a lesser extent higher newsprint shipments ($4.2 million). These increases were offset by lower newsprint prices ($69.4 million). See the previous discussions of newsprint, coated and specialty papers and lumber product line results. Segment income decreased $68.0 million in 2002 compared to 2001, from $74.7 million to $6.7 million. This decrease is due primarily to lower newsprint prices ($69.4 million) and an asset impairment charge of $26.4 million, offset by lower costs ($10.4 million), higher shipments ($5.0 million), and the full year impact of the acquisition of Alliance.

Forest Products Division. Sales increased $21.1 million in 2002 compared to 2001, from $74.0 million to $95.1 million. This increase was due to higher lumber shipments ($20.3 million) and higher transaction prices for lumber ($3.2 million) and timber ($1.1 million), partially offset by lower timber shipments ($3.5 million). See the previous discussions of the lumber and timber product line results. Segment income increased $0.6 million, from an operating loss of $3.2 million in 2001 to an operating loss of $2.6 million in 2002, due to higher transaction prices for timber and lumber ($4.3 million) and lower operating costs ($4.7 million), mostly offset by higher distribution costs ($3.3 million), higher lumber shipments at a loss ($2.5 million) and lower timber shipments ($2.6 million). Costs for the division decreased due to a $6.7 million reduction in charges for pine beetle damage. During 2002, the division incurred a charge of $0.6 million for pine beetle damage to our southern United States timberlands compared to $7.3 million in 2001.

Special Items. During 2002, Bowater sold fixed assets and timberlands resulting in a pre-tax gain of $85.7 million, or $0.90 per diluted share, after tax. During 2001, Bowater sold fixed assets and timberlands resulting in a net pre-tax gain of $163.3 million, or $1.25 per diluted share, after tax.

The 2002 gain is primarily the result of a land sale and related note monetization completed in the first quarter of 2002. The 2001 gain is primarily the result of a land sale and related note monetization completed in the fourth quarter of 2001 and a note monetization completed in the second quarter of 2001 (see Note 5. “Net Gain on Sale of Assets”).

Corporate & Other Eliminations. The elimination of intersegment sales decreased $5.7 million in 2002 compared to 2001. Decreased sales volume between the divisions accounts for this decrease. Corporate operating loss for 2002 increased $21.6 million compared with 2001, primarily due to stock-based compensation credits of $3.4 million in 2002 compared to stock-based compensation credits of $12.0 million in 2001, increased benefit costs ($4.0 million), general and administrative related severance ($3.6 million) and hedging losses ($6.4 million).

INTEREST AND OTHER INCOME AND EXPENSES

Interest expense increased $22.0 million in 2002, from $141.0 million to $163.0 million, due primarily to an increase in debt to fund the acquisition of Alliance in September 2001 and increased current year borrowings, partially offset by lower interest rates. Interest income decreased $4.2 million, from $8.7 million in 2001 to $4.5 million in 2002, due primarily to the sale of a note receivable in the second quarter of 2001 and to lower average cash balances.

Other income in 2002 was $3.4 million compared to other income of $8.0 million in 2001. During 2002, Bowater recorded foreign exchange gain of $6.1 million compared with $5.9 million of foreign exchange gains in 2001. The majority of our exchange gain (loss) is attributable to the revaluation of unhedged foreign denominated liabilities into United States dollars. Income from joint venture decreased from $1.9 million in 2001 to a loss of $3.3 million in 2002.

PROVISION FOR INCOME TAXES

Bowater’s effective tax rate in 2002 was 40% compared to 41% in 2001. While the effective tax rates for the two years were similar, the rate in 2002 represents a tax benefit recorded from the company’s pre-tax loss primarily attributable to tax planning strategies, as opposed to 2001 when the company recorded a tax charge on its pre-tax income. The tax rate in 2001 was impacted by a partially taxable dividend received and additional state taxes as a result of the sale of a note receivable and timberland sales.

FOURTH QUARTER OF 2002

Net loss in the fourth quarter of 2002 was $66.6 million, or $1.17 per diluted share on sales of $666.3 million. This compares to net income in the fourth quarter of 2001 of $16.0 million, or $0.28 per diluted share, on sales of $705.4 million.

Operating loss for the fourth quarter of 2002 was $70.4 million compared to operating income of $61.9 million for the fourth quarter of 2001. In the fourth quarter of 2002, operating income included an asset impairment charge of $28.5 million, primarily related to the permanent closure of a paper machine at our Donnacona mill, severance charges of $13.1 million and net gain on sale of assets of $5.9 million. In the fourth quarter of 2001, operating income included a gain on sale of assets of $79.8 million. Excluding the asset sales, impairment and severance charges, operating income decreased $16.8 million. This decrease is primarily the result of lower transaction prices for newsprint ($24.2 million), and coated and specialty papers ($17.1 million), lower lumber shipments ($24.4 million) and higher lumber distribution costs ($3.4 million). The decreases were partially offset by higher transaction prices for lumber ($4.2 million) and timber ($8.6 million) and lower manufacturing costs for the fourth quarter of 2002 ($18.1 million) due to reduced maintenance costs and lower costs for wood, chemicals and repair materials. Selling, general and administrative expenses were relatively flat in the fourth quarter.

The effective tax rate for the fourth quarter of 2002 (37%), which represents a tax benefit, was higher than the fourth quarter of 2001 (29%), which represented a tax charge. In the fourth quarter of 2001 the company recorded a one-time tax benefit to adjust a subsidiary’s effective state tax rate.

Liquidity and Capital Resources: 2002 Compared with 2001

Cash and cash equivalents increased $7.6 million, from $28.3 million at year-end 2001 to $35.9 million at year-end 2002. Bowater generated $41.2 million of cash from operations, while we generated $88.8 million of cash from financing activities and used $122.4 million for investing activities. Our most significant cash transactions during 2002 include cash flow from operations, capital expenditures, the sale of notes receivable, net proceeds from borrowings and the payment of dividends.

CASH FROM OPERATING ACTIVITIES

Bowater generated cash of $41.2 million from operating activities in 2002 compared with $372.8 million in 2001. The decrease of $331.6 million was the result of lower operating income in 2002 ($303.0 million, excluding gain on asset sales and impairment charge) due to lower transaction prices for newsprint, market pulp and coated and specialty papers and lower shipments, primarily of newsprint and higher selling, general and administrative costs. These decreases were partially offset by lower manufacturing costs. Working capital needs were also higher in 2002 compared to 2001. During the third quarter of 2002, the Company received tax refunds of $46.7 million, which are included in cash generated from operating activities. The operating cash flows include the activity of the Alliance locations since their acquisition in September 2001.

CASH FROM INVESTING ACTIVITIES

Cash used for investing activities in 2002 was $122.4 million compared with $279.7 million in 2001. In 2001, cash used in business acquisitions, primarily for the Alliance acquisition, was approximately $271.6 million.

Capital expenditures in 2002 totaled $238.7 million as compared to $246.8 million in 2001. In March 2002, we began construction on a $175.0 million project to replace the fiber line at our Catawba, South Carolina, facility. This new fiber line will enable the mill to comply with new environmental rules (see “Environmental Items”), as well as improve overall operating efficiencies. We expect to complete this project in September 2003. Capital spending for the fiber line project through December 31, 2002 was approximately $84.5 million with an estimated $81.5 million to be spent in 2003 and $9.0 million in final payments scheduled in 2004. In November 2000, Bowater announced plans to convert the newsprint production at its Catawba Operation to coated groundwood paper. This conversion is expected to be completed in March 2003. Capital spending for the conversion project was approximately $34.8 million through December 31, 2002, with a remaining estimate of capital expenditures of $37.2 million to be spent during the first half of 2003. Capital expenditure levels in 2003 will be approximately $250 million, well below projected levels of depreciation and amortization in 2003.

Several years ago, Bowater undertook an initiative to eliminate non-strategic assets, including non-strategic timberland tracts. Since January 1996, we have sold approximately 2.2 million acres of timberlands throughout the United States and Canada, with cash proceeds (including the monetization of notes receivable on timberlands sales) totaling approximately $900 million. Currently, we own or lease approximately 1.5 million acres of timberlands in the United States and Canada and have timber cutting rights on over 32 million acres in Canada. We periodically review timberland holdings and sell timberlands.

In 2002, cash used for investing activities includes $26.5 million from the sale of assets, primarily timberlands and net cash proceeds of $88.1 million from the monetization of a note receivable compared to $15.2 million from the sales of assets and $225.2 million from the monetization of a note receivable in 2001. We paid a portion of the 2001 proceeds from the note monetization ($60.1 million) to the shareholder which owned a minority interest in those assets (see Note 5. “Net Gain on Sale of Assets”).

CASH FROM FINANCING ACTIVITIES

Cash flow generated from financing activities was $88.8 million in 2002 compared to cash used for financing activities of $84.8 million in 2001.

During 2002, Bowater had net payments of $92.6 million on its short-term credit facilities, while in 2001 we had net payments of $177.4 million.

In December 2002, we entered into a 364-day $200 million accounts receivables securitization arrangement whereby we agree to sell a significant portion of our trade accounts receivable to a special purpose entity and pledge those receivables as security for outstanding borrowings. The securitization arrangement is accounted for as a secured borrowing in accordance with the requirements of SFAS No. 140. The securitization arrangement has been accounted for as on-balance sheet and therefore the accounts receivable and related borrowings are recorded on our Consolidated Balance Sheet. The special purpose entity that purchases the trade accounts receivable, Bowater Funding Inc., is a wholly owned consolidated subsidiary of the Company. Some of our accounts receivable are required to be pledged as security for the outstanding borrowings even though some of those receivables may not qualify as borrowings. The amount that Bowater Funding, Inc. can borrow at any time depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin. At December 31, 2002, total borrowings were $154 million and are included in short-term bank debt on our Consolidated Balance Sheet. These borrowings were used to repay short-term bank debt.

In 2002 we received net proceeds on long-term borrowings of $223.5 million, consisting of payments of $71.9 million, net of proceeds from a new three-year, $300.0 million term loan closed in May 2002 and deferred financing fees of $4.6 million. Also in May 2002, Bowater closed on a new $500 million three-year revolving credit facility. The new three-year term loan and revolving credit facility were used to refinance the previous $350 million five-year facility and the $450 million, 364-day credit facility. We also used the proceeds from the monetization of notes receivable to reduce our short-term credit facilities.

In November 2001, we received net proceeds from long-term borrowings of approximately $585.2 million (net of discount of $1.9 million, deferred financing fees of $4.4 million and cash paid of $8.5 million on maturity of treasury lock derivative instrument) from the issuance of $600 million ten-year notes by a wholly-owned subsidiary of Bowater. The proceeds were used to repay in its entirety a nine-month bridge credit agreement incurred in early 2001 to finance the Alliance acquisition and refinance assumed debt. The balance was applied to amounts outstanding under our 364-

day and five-year credit facilities. During 2001, we also made payments on long-term borrowings of $375.9 million, and used the proceeds from the monetization of notes receivable to reduce our short-term credit facilities.

In addition to the new $500 million three-year revolving credit facility we have a $100 million, 364-day credit facility through a wholly owned subsidiary. In October 2002, this credit facility was extended to October 2003 and includes the ability, at our option, to extend the maturity of the outstanding amounts to October 2004.

Cash dividends decreased $69.4 million, from $119.0 million in 2001 to $49.6 million in 2002. This decrease was primarily due to lower dividend payments to the minority shareholders.

We continually consider various options for the use of our cash, including internal capital investments, share repurchases, investments to grow our businesses and additional debt reductions.

SHORT-TERM FUNDING AND CONTRACTUAL/COMMERCIAL COMMITMENTS

Bowater believes that cash generated from operations, proceeds from the sale of additional timberlands and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations and capital expenditures for the next 12 months and approved capital projects extending beyond 12 months.

As of December 31, 2002, Bowater has available borrowings on our short-term bank debt — credit facilities as follows:

			Commitment			12/31/2002 Average
Short-Term Bank Debt	Commitment	Amount Outstanding	Available (3)	Termination Date		Interest Rate

Revolving credit facility (1)	500.0	25.0	469.2	4/2005		2.59%
364-day Accounts Receivable Securitization Arrangement (2)	200.0	154.0	–	12/2003		1.98%
BCFPI 364-day credit facility (1)	100.0	70.0	11.3	10/2003	(4)	2.57%

	$800.0	$249.0	$480.5

(1)	Borrowings under the revolving and 364-day credit facilities incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt. Bowater believes it is in compliance with all its covenants and other requirements set forth in its credit facilities.

(2)	In December 2002, we entered into a 364-day $200 million accounts receivables securitization arrangement whereby we agree to sell a significant portion of our trade accounts receivable to a wholly owned special purpose entity and pledge those receivables as security for outstanding borrowings (see previous discussion in “Cash From Financing Activities”). The amount that can be borrowed at any time depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin. These borrowings were used to repay short-term bank debt.

(3)	The commitment available under the 364-day Accounts Receivable Securitization Arrangement is based on qualified trade accounts receivable. The commitment available under the Revolving credit facility and BCFPI 364-day credit facility is subject to the covenant restrictions listed elsewhere in this Form 10-K and is reduced by outstanding letters of credit.

(4)	Under the BCFPI 364-day credit facility, we have the ability to extend the termination date for one additional year through October 2004. If the term credit facility is not extended, we have the right to convert all outstanding amounts under the credit facility to a term loan with a one year maturity.

The following summarizes Bowater’s contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

(In millions)	Total	Less than 1 Year	1-3 Years	After 3 Years

Long-term debt, including current installments(1)	$2,121.7	$84.3	$287.1	$1,750.3
Short-term bank debt	249.0	154.0	95.0	–
Non-cancelable operating lease obligations	63.5	10.1	20.8	32.6

Total contractual obligations	$2,434.2	$248.4	$402.9	$1,782.9

(1)	Long-term debt includes $94.1 million at December 31, 2002, due to the revaluation of the debt balances acquired with the purchase of Newsprint South paper mill in August 2000, and the acquisition of Avenor in July 1998. Of the obligations above, approximately $9 million per year represents amortization of the revaluation, which requires no cash outlay.

Bowater enters into various agreements, primarily supply agreements, in the normal course of business. In connection with the acquisition of Alliance, Bowater assumed various long-term supply contracts the more significant including a fiber supply contract, at market prices, for its Coosa Operation and a steam supply contract at its Dolbeau Operation. The Coosa fiber supply contract expires in 2014 and has total commitments of approximately $125.5 million ($24.0 million in years 1-2, $31.0 million in years 3-5 and $70.5 million thereafter). In addition, our Dolbeau Operation’s steam supply contract expires in 2023 and has total commitments of approximately $175 million ($7.1 million in years 1-5 and $139.5 million thereafter).

Other Commitments:

	Amount of Commitment Expiration Per Period

	Total Amounts
(In millions)	Committed	Less than 1 Year	1-3 Years	Over 3 Years

Off-balance sheet debt guarantees	$102.5	$–	$43.5	$59.0
Letter of credit commitments	24.5	24.5	–	–

	$127.0	$24.5	$43.5	$59.0

Bowater’s off-balance sheet debt guarantees include: $48.0 million related to Ponderay Newsprint Company, an unconsolidated partnership in which Bowater has a 40% interest, $11.0 million, representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs and $43.5 million on the synthetic lease for our Covington Tennessee Nuway facility.

We expect to maintain the facilities we currently have in place. The ability to renew these facilities is contingent upon the financial markets in general and our operating prospects and credit ratings in particular.

Bowater’s credit is rated BB+ with a stable outlook by S&P and Ba1 with a stable outlook by Moody’s. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on Bowater’s highest credit rating. Any reduction in the highest rating will increase our cost of borrowing. In addition to higher interest rates, although further downgrades would have no material impact on availability under our present debt and credit agreements, it could impact our access to and cost of capital and financial flexibility in the future.

Our credit facilities contain various covenants including requirements to maintain adequate net worth and compliance with a required ratio of total debt to total capital as defined in the credit facilities. These credit facilities require us to maintain a minimum consolidated net worth (generally defined in the credit facilities as common shareholders’ equity plus any outstanding preferred stock) of $1.625 billion as of December 31, 2002. In addition, the agreement imposes a maximum 60% ratio of total debt (defined as total debt less revaluation of debt assumed through acquisitions) to total capital (defined in the agreement as total debt less revaluation of debt assumed through acquisitions plus net worth including minority interest). At December 31, 2002, our consolidated net worth was $1.756 billion, and our ratio of total debt to total capital was 55.5% calculated according to our credit facilities guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

Nuway Coating Facility: A Nuway coating facility located in Covington, Tennessee was constructed for Bowater in 2002. Construction of the facility was financed through a special purpose entity (“SPE”). Bowater has no ownership interest in the SPE. Bowater Nuway Inc., a wholly-owned subsidiary of Bowater, has entered into a lease commitment with the SPE, the lessor in the transaction, for this facility. The Covington, Tennessee facility commenced operations in March of 2002. Total costs incurred by the SPE for the construction of the Covington facility was approximately $52.3 million. The assets and debt associated with this facility are not consolidated in Bowater’s financial statements. The lease is classified as an operating lease and the payments expensed in accordance with SFAS No. 13, “Accounting for Leases.” This arrangement provides favorable cost financing. The future minimum lease payments are approximately $1.5 million per year. The base lease term for the facility expires on April 30, 2006. We have options at the end of the base lease term to (1) extend the lease term annually for an additional five years, (2) purchase the leased property or (3) terminate the lease agreement. In the event that the lease agreement is terminated, Bowater Nuway Inc. (as lessee) must cause the facility to be sold and the lessor to be paid a residual value guarantee of approximately 83% of the lessor’s investment in the facility. The present value of rental payments, estimated termination costs and the residual value guarantee at the inception of the lease do not exceed in the aggregate 89.5% of the lessor’s investment in the facility. Upon consummation of the sale, the lessor is entitled to retain an amount equal to its remaining investment in the facility, and any balance of the sale proceeds is to be paid to the lessee. Bowater has guaranteed the lessee’s obligations under this arrangement. The Covington lease commenced in March 2002. Changes in the assumptions (such as product pricing, production levels, market supply and demand, projected capital expenditures and weighted average cost of capital) utilized in developing projected fair values could have an impact as to whether a residual value deficiency accrual would be required in the future.

In July 2002, Bowater terminated a lease arrangement related to the planned construction of a second Nuway coating facility in the mid-Atlantic region. Construction of the mid-Atlantic facility was being financed through a special purpose entity. The construction of the mid-Atlantic facility has been indefinitely postponed. As a result of the lease termination, we purchased the leased equipment for approximately $14 million, which is included in cash invested in fixed assets, timber and timberlands on the consolidated statement of cash flows. At year-end we took an asset impairment charge of $2.1 million for assets we no longer believe will be utilized. We utilized our existing credit facilities to purchase the leased equipment from the special purpose entity.

Timberland Sales: In connection with certain timberland sales transactions, Bowater received a portion of the sale proceeds in notes receivable. Bowater monetized these notes receivable using qualified special purpose entities (“QSPEs”) set up in accordance with the Financial Accounting Standards Board’s (the “FASB”) SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The more significant aspects of the QSPEs are as follows:

•	The QSPEs are not consolidated with Bowater in Bowater’s financial statements. The business purpose of the QSPEs is to hold the notes receivable and issue debt securities to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by letters of credit issued by a third party financial institution.

•	Bowater records gains or losses on the monetization of the notes receivable through the QSPEs. The amount of the gain or loss is determined based on the original carrying amount of the notes, allocated between the assets monetized and the retained interests based on their relative fair value at the date of the monetization.

•	Bowater’s retained interest consists principally of net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued to third parties) and a cash reserve account. Fair values of the retained interest are estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates.

•	The cash reserve accounts are established at inception and are required to meet specified minimum levels throughout the life of the debt issued by the QSPEs to third party investors. Any excess cash flows revert back to Bowater on a quarterly or semi-annual basis. The cash reserve accounts revert back to Bowater at the maturity date of the third party debt.

•	Bowater may be required to make capital contributions to the QSPEs from time to time in sufficient amounts so that the QSPEs will be able to comply with their covenants regarding the payment of taxes, maintenance as entities in good standing, transaction fees of the transaction, contractual indemnification of the collateral agent and certain other parties, and the maintenance of specified minimum amounts in the cash reserve account. Notwithstanding these covenants, because of the expected net available cash flow to the QSPEs (interest and principal on notes receivable backed by letters of credit will be in excess of interest and principal on debt securities), Bowater does not expect to be required to make additional capital contributions.

•	Bowater currently guarantees approximately $11.0 million, representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of the QSPEs. This guarantee is reduced annually by approximately $0.5 million based on annual principal repayments on the investor notes of $2.0 million through 2008. The remaining investor notes principal amount is to be repaid in 2009.

The following summarizes our transactions with QSPEs as of December 31, 2002 (in millions):

	Bowater's Retained			Excess of Assets
Qualified Special Purpose Entity	Interest	Total Assets	Total Obligations	over Obligations

Calhoun Note Holdings AT & TI LLCs	$13.6	$148.6	$125.9	$22.7
Bowater Catawba Note Holdings I & II LLCs	10.0	118.0	104.3	13.7
Timber Note Holdings LLC	3.8	50.3	45.0	5.3
Bowater Saluda LLC	6.5	103.0	91.5	11.5

	$33.9	$419.9	$366.7	$53.2

Neither the SPE nor the QSPEs are permitted to hold Bowater stock and there are no commitments or guarantees that provide for the potential issuance of Bowater stock. These entities do not engage in speculative activities of any description and are not used to hedge Bowater positions, and no Bowater employee is permitted to invest in any SPE or QSPE.

Environmental Items

We are subject to a variety of federal, state, provincial and local environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in substantial compliance with current applicable environmental laws and regulations.

In April 1998, the United States Environmental Protection Agency (“EPA”) promulgated new air and water quality regulations for the paper industry. These regulations, known as the “Cluster Rule,” are aimed at further reductions of certain environmental emissions. Projects necessary for the Calhoun, Tennessee, facility to comply with this rule by April 16, 2001, and the Coosa Pines mill by April 2002 have been completed. In March 2002, we began construction on a $175 million project to replace the fiber line at the Catawba Operation. This project is approximately 75% complete and on schedule for September 2003 operation. This new fiber line will enable the mill to improve overall operating efficiencies, as well as comply with the Cluster Rule by meeting the more stringent parameters of Tier I of the EPA’s Voluntary Advanced Technology Incentive Program, with a compliance date of April 15, 2004. The new $80 million kraft recovery boiler at the Thunder Bay, Ontario, facility was commissioned in the summer of 2001. This project significantly decreased the level of air emissions from the mill. It also allowed the mill to discontinue the use of coal for steam production, thereby decreasing greenhouse gas emissions.

In addition to the projects mentioned above, we currently anticipate spending approximately $20-$25 million of capital per year for all of our facilities for the foreseeable future to maintain compliance with existing environmental regulations. Environmental regulations promulgated in the future could require substantial expenditures for compliance and could have a material impact on Bowater, in particular, and the industry in general.

Bowater currently has recorded $17.8 million for environmental liabilities. The majority of these liabilities are recorded at undiscounted amounts and are included in other long-term liabilities on the Consolidated Balance Sheet. The $17.8 million represents our estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to us. Approximately $15.1 million of the $17.8 million relates to two Canadian mills for costs primarily associated with soil remediation, air compliance and landfill closure and one United States mill for costs primarily for soil testing and monitoring acquired in connection with the Alliance acquisition.

As of December 31, 2002, Bowater has been notified that we are a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to three sites in South Carolina. One site contained a small landfill on a timber tract sold to CNC by a third party. The third party has remediated the site and continues to monitor the groundwater. Bowater has not been requested to contribute to the remediation costs. One site is a timber tract owned by CNC in which unknown third parties discarded several hundred steel drums containing small amounts of textile residue. The EPA, based on the remoteness of the site, has listed it as “No Further Action Status” in September 2002. The remaining site is a Superfund site where several parties, including Bowater, shipped used steel drums for reclamation. The EPA has remediated the remaining Superfund site for a total cost of approximately $6.2 million. We were notified initially that we were one of the 27 larger PRPs, but the EPA revised its determination in March 2002 and we are only a de minimus PRP. Bowater was also named as a de minimus PRP in a used oil recycling site in Cleveland, Tennessee. The EPA has agreed to release Bowater at that site for a payment of less than $20,000. We do not believe we will be liable for any significant amounts at these sites.

Recent Accounting Pronouncements

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principle Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We do not expect the adoption of SFAS No. 145 to have a material impact on future financial statements or results of operations.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligation.” This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. SFAS No. 143 is effective for Bowater January 1, 2003. We are currently assessing asset retirement obligations at all of our locations and will adopt SFAS No. 143 effective January 1, 2003 in our March 31, 2003 Form 10-Q. Due to the effort required and currently underway to assess and estimate asset retirement obligations, the impact on our financial statements is not currently known.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated or modified after December 31, 2002, and will impact the timing of exit or disposal activities reported by us after adoption.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others . FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. Bowater’s off-balance sheet debt guarantees include: $48.0 million related to Ponderay Newsprint Company, an unconsolidated partnership in which Bowater has a 40% interest, $11.0 million, representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs and $43.5 million on our synthetic lease for our Covington Tennessee Nuway facility. These off-balance sheet arrangements were entered into prior to December 31, 2002 and are disclosed in Item 7 of this Form 10-K and in our notes to our Consolidated Financial Statements. We will follow FIN 45 guidance for guarantees issued or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 148). This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. We have provided SFAS No. 148’s annual disclosure requirements in our notes to our Consolidated Financial Statements and will adopt the interim disclosure requirements in our Form 10-Q for the period ending March 31, 2003. We are currently evaluating SFAS No. 148 to determine if we will adopt SFAS 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

In January 2003, The FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Bowater operates the Covington coating facility under an operating lease with a special purpose entity. Under the new guidance in FIN 46, we would be required to consolidate the special purpose entity and include the SPE’s total assets and debt on our Consolidated Balance Sheet effective July 1, 2003. Total assets and debt of the SPE as of December 31, 2002, were approximately $51.9 million and $49.2 million, respectively. Management is currently assessing alternate financing structures for this SPE.

Historical Reference Results of Operations: 2001 Compared with 2000

Bowater completed its acquisition of Alliance on September 24, 2001. The results of Alliance’s operations have been included in the Consolidated Financial Statements since September 24, 2001.

Bowater’s net income for 2001 was $70.5 million, or $1.32 per diluted share, compared with net income of $159.4 million, or $3.02 per diluted share, in 2000.

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

PRODUCT LINE INFORMATION

In general, our products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in exchange rates.

Newsprint. Our 2001 average transaction price for newsprint increased 3% compared to 2000. However, during the year transaction prices declined 19%. As the United States economy weakened, we adjusted our domestic prices downward by $25 per metric ton on May 1 and July 1, 2001, thereby rescinding the $50 per metric ton increase announced for March 1, 2001. Our shipments were down 2% compared with 2000. This decrease is due to approximately 340,000 metric tons of maintenance and market-related downtime offset partially by the acquisition of the Grenada (August 2000) and Coosa Pines (September 2001) operations. Our inventory of newsprint at the end of 2001 was slightly higher than at the end of 2000. Total United States newsprint demand and consumption decreased approximately 12% in 2001 compared to 2000. Newspaper advertising linage declined 5% in 2001 compared to 2000. North American mill inventories increased, while customer inventories declined from 2000 levels. Total inventories (North American mills and users) ended the year at 1.5 million metric tons, approximately 15% below historical levels. North American net exports of newsprint declined approximately 12% from 2000 levels.

Coated and Specialty Papers. The market for coated groundwood paper remained under pressure during 2001. Our 2001 average transaction price for coated groundwood paper was 8% lower than in 2000. Our shipments for 2001 were 2% higher compared with 2000 shipments. United States shipments of coated groundwood paper decreased slightly compared to 2000. End-use markets declined with magazine advertising pages and catalog mailings (measured by standard A mail weight) decreasing over 2000 levels. Inventories of the United States coated groundwood paper producers declined in 2001 to end the year 3% lower than year end 2000. Our shipments of uncoated specialty paper increased 64% due primarily to the September 24, 2001, acquisition of Alliance, which added supercalendered paper and book grades to our product mix. Our 2001 average transaction price for uncoated specialty paper increased 5% compared to 2000. North American demand for supercalendered paper dropped 3% during 2001, while demand for total uncoated groundwood paper was down 5% from 2000. North American mill inventories for uncoated groundwood paper increased 35% compared to 2000. Uncoated specialty grades are used mainly for fliers, newspaper inserts, textbooks and paperbacks.

Market Pulp. The year 2001 was a challenging year for market pulp. Bowater’s 2001 average transaction price for market pulp decreased 27% compared to 2000. Our shipments increased by 2% compared to 2000. During 2001, we took approximately 163,000 metric tons of market-related and maintenance downtime. During the first half of the year, NORSCAN (United States, Canada, Finland, Norway and Sweden) shipments decreased 10% from the corresponding 2000 level. During the second half of the year, NORSCAN shipments increased compared to the second half of 2000 and were also up compared to the first half of 2001. Industry inventories increased to over 29 days supply, or 1.7 million metric tons.

Lumber. Lumber markets weakened throughout 2001. United States housing starts were 1.6 million units in 2001, increasing 2% from 2000. Bowater’s 2001 average transaction price for lumber decreased 9% compared to 2000. Prices declined substantially in the fourth quarter of 2001 due primarily to the impact of the countervailing duty and anti-dumping charges imposed by the United States on softwood lumber imported from Canada. Negotiations between the United States and Canada concerning these duties have not been resolved, and we cannot assess the future impact, if any, of such duties. Shipments increased 66% compared to 2000 due to the acquisition of Alliance, adding approximately 709 million board feet of production capacity. Due to the weakening state of the lumber markets, we took approximately 22 million board feet of downtime in the fourth quarter of 2001.

DIVISIONAL PERFORMANCE

	Sales(1)		Segment Income (Loss)(1)

(In millions)	2001	2000	2001	2000

Newsprint	$1,412.6	$1,464.7	$115.6	$236.6
Coated and Specialty Papers	516.4	586.9	25.7	136.1
Canadian Forest Products(2)	518.3	419.8	74.7	58.1
Forest Products	74.0	104.7	(3.2)	15.0
Special items	–	–	163.3	7.3
Corporate & other eliminations	(67.0)	(75.8)	(62.7)	(89.8)

Total	$2,454.3	$2,500.3	$313.4	$363.3

(1)	Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in “Corporate & other eliminations.”

(2)	Countervailing and antidumping duties, which were imposed by the US International Trade Commission on imports of Canadian softwood lumber, are included as a component of distribution costs.

Total segment income in the preceding table is equal to “Operating income” as presented in our Consolidated Statement of Operations.

Newsprint Division. Sales decreased $52.1 million in 2001 compared to 2000, from $1,464.7 million to $1,412.6 million, primarily as a result of lower transaction prices for market pulp ($102.2 million) and lower shipments of newsprint ($100.5 million) and market pulp ($28.9 million). These decreases were partially offset by the inclusion of the Coosa Pines operations in the fourth quarter of 2001 ($68.6 million), acquired as part of Alliance, and the full year impact of the Grenada operations ($73.8 million, acquired in August of 2000). Higher transaction prices for newsprint ($29.0 million) and specialty paper ($4.3 million) and higher shipments of specialty paper ($2.9 million) also increased sales. See the previous discussions of the newsprint, specialty and market pulp product line results. Segment income for 2001 decreased $121.0 million to $115.6 million, from $236.6 million for 2000. This decrease was a result of lower transaction prices for market pulp ($102.2 million), lower shipments ($5.8 million, primarily newsprint and market pulp), and higher manufacturing costs ($50.0 million). The higher manufacturing costs were primarily due to market-related downtime, as well as higher costs for fuel, chemicals and repair materials. These higher costs were partially offset by lower recycle paper prices and a favorable Canadian dollar exchange rate. These decreases in operating income were partially offset by higher transaction prices for newsprint ($29.0 million) and lower distribution costs ($6.4 million).

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

Canadian Forest Products Division. Sales increased $98.5 million in 2001 compared to 2000, from $419.8 million to $518.3 million. This increase is due primarily to the acquisition of Alliance. Higher newsprint prices ($12.8 million) were offset by lower newsprint shipments ($11.5 million). See the previous discussions of newsprint, specialty paper and lumber product line results. Segment income increased $16.6 million in 2001 compared to 2000, from $58.1 million to $74.7 million. This increase is due primarily to the acquisition of Alliance, higher newsprint prices ($12.8 million) and lower manufacturing costs ($3.5 million), offset by lower shipments ($2.7 million).

Forest Products Division. Sales decreased $30.7 million in 2001 compared to 2000, from $104.7 million to $74.0 million. This decrease was due to lower timber shipments ($30.7 million) and lower transaction prices for lumber ($2.7 million), partially offset by higher lumber shipments ($2.7 million). See the previous discussions of the lumber and timber product line results. Segment income decreased $18.2 million, from $15.0 million to an operating loss of $3.2 million, due to lower transaction prices for lumber ($2.7 million) and lower timber shipments ($20.3 million). Timber shipments were lower due to weak demand and reduced timber harvesting on approximately 263,000 acres of southern timberlands sold in the fourth quarter of 2001 and in January 2002. Operating costs for the division decreased $4.5 million compared to 2000 due primarily to lower silviculture expenditures. During 2001, the division incurred a charge of $7.3 million for pine beetle damage to our southern United States timberlands compared to $7.8 million in 2000.

Special Items. During 2001, Bowater sold fixed assets and timberlands resulting in a net pre-tax gain of $163.3 million. This gain is primarily the result of a land sale completed in the fourth quarter of 2001 and a note monetization completed in the second quarter of 2001 related to a 1999 land sale (see Note 5. “Net Gain on Sale of Assets”). During 2000, Bowater sold fixed assets and timberlands resulting in a pre-tax gain of $7.3 million.

Corporate & Other Eliminations. The elimination of intersegment sales decreased $8.8 million in 2001 compared to 2000. Decreased sales volume between the divisions accounts for this decrease. Operating expenses for 2001 decreased $27.1 million compared with 2000, primarily due to lower stock-based compensation charges ($21.1 million) and lower benefit costs ($11.5 million). These decreases were partially offset by hedging losses ($7.0 million).

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

PROVISION FOR INCOME TAXES

Bowater’s effective tax rate in 2001 was 41% compared to 29% in 2000. The rate was higher in 2001 due to additional state taxes related to land sales, Canadian investment tax credits and foreign exchange impacts. In addition, as the level of pre-tax income decreases, the impact of non-deductible items on our effective tax rate, such as goodwill amortization, increases our effective tax rate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bowater is exposed to risks associated with foreign currency exchange rates, commodity price risk and changes in interest rates.

Foreign Exchange Risk

We have manufacturing operations in the United States, Canada and Korea and sales offices located throughout the world. As a result we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. As a result of our 2001 acquisition of Alliance and 1998 acquisition of Avenor, approximately 45% of our pulp and paper production capacity and a significant portion of our lumber production is in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. To reduce our exposure to differences in Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. We estimate the forecasted Canadian dollar outflows on a rolling 24-month basis and hedge up to 80% in the first twelve months and up to 70% in the following twelve months of total forecasted Canadian dollar outflows. This is intended to minimize over-hedging our exposure and eliminate currency speculation. At December 31, 2002, we had $973 million of Canadian dollar contracts outstanding. Information regarding the carrying value and fair market value of the contracts is set forth in Note 13. “Financial Instruments”, of the Consolidated Financial Statements included in this Form 10-K.

Interest Rate Risk

We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain a mix of fixed rate and variable rate borrowings to mitigate interest rate risk. At December 31, 2002 we had $1,788.2 million of fixed rate long-term debt and $582.5 million of short and long-term variable rate bank debt. Our short-term bank debt approximates fair value as it bears interest rates that approximate market. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates. The fair value of our fixed rate long-term debt was $1,897.9 million at December 31, 2002.

Commodity Price Risk

We purchase significant amounts of energy, chemicals, wood fiber and recovered paper to supply our manufacturing facilities. These raw materials are market-priced commodities and, as such, are subject to fluctuations in market prices. Increases in the prices of these commodities will tend to reduce our reported earnings and decreases will tend to increase our reported earnings.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Page(s)

Consolidated Statement of Operations for Each of the Years in the Three-Year Period Ended December 31, 2002	38
Consolidated Balance Sheet at December 31, 2002 and 2001	39
Consolidated Statement of Capital Accounts for Each of the Years in the Three-Year Period Ended December 31, 2002	40
Consolidated Statement of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2002	41
Notes to Consolidated Financial Statements	42-73
Management’s Statement of Responsibility	74
Independent Auditors’ Report	74

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per-share amounts) Years ended December 31,	2002	2001	2000

Sales	$2,581.1	$2,454.3	$2,500.3
Cost of sales, excluding depreciation, amortization and cost of timber harvested	2,020.7	1,688.4	1,549.9
Depreciation, amortization and cost of timber harvested	340.5	321.3	295.2
Distribution costs	232.6	180.0	166.6
Selling and administrative expense	140.2	114.5	132.6
Impairment of Assets	28.5	—	—
Net gain on sale of assets	85.7	163.3	7.3

Operating income (loss)	(95.7)	313.4	363.3
Other expense (income):
Interest income	(4.5)	(8.7)	(15.6)
Interest expense, net of capitalized interest	163.0	141.0	135.2
Other, net	(3.4)	(8.0)	4.5

Income (loss) before income taxes and minority interests	(250.8)	189.1	239.2
Provision for income tax expense (benefit)	(100.5)	77.0	70.3
Minority interests in net income of subsidiaries	(7.9)	41.6	9.5

Net income (loss)	(142.4)	70.5	159.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.2	(3.3)	(1.4)
Minimum pension liability adjustments	(99.1)	(25.9)	1.7
Unrealized gain (loss) on hedged transactions	9.4	(14.4)	—

Comprehensive income (loss)	$(230.9)	$26.9	$159.7

Earnings (loss) per share:
Basic earnings (loss) per common share:
Net income (loss)	$(2.50)	$1.33	$3.05

Average common shares outstanding	56.9	53.0	52.3

Diluted earnings (loss) per common share:
Net income (loss)	$(2.50)	$1.32	$3.02

Average common and common equivalent shares outstanding	56.9	53.3	52.8

     See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(In millions, except per-share amounts) At December 31,	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$35.9	$28.3
Accounts receivable, net	330.6	367.0
Inventories	257.2	250.5
Income taxes receivable	75.6	—
Other current assets	35.9	43.8

Total current assets	735.2	689.6

Timber and timberlands	212.0	243.3
Fixed assets, net	3,645.6	3,802.8
Goodwill	839.9	843.0
Other assets	157.6	182.3

Total assets	$5,590.3	$5,761.0

Liabilities and shareholders’ equity
Current liabilities:
Current installments of long-term debt	$84.3	$73.0
Short-term bank debt	249.0	341.7
Accounts payable and accrued liabilities	411.9	437.9
Dividends payable	11.2	10.9

Total current liabilities	756.4	863.5

Long-term debt, net of current installments	2,037.4	1,828.0
Other long-term liabilities	450.7	362.3
Deferred income taxes	518.2	600.0
Minority interests in subsidiaries	72.1	85.2
Commitments and contingencies	—	—
Shareholders’ equity:
Common Stock, $1 par value. Authorized 100,000,000 shares; issued 66,897,158 and 66,323,992 shares at December 31, 2002 and 2001, respectively	66.9	66.3
Exchangeable Shares, no par value. Unlimited shares authorized; 1,643,248 and 2,008,588 outstanding at December 31, 2002 and 2001, respectively	78.3	96.0
Additional paid-in capital	1,596.8	1,569.9
Retained earnings	649.9	837.8
Accumulated other comprehensive income (loss)	(150.1)	(61.6)
Treasury stock at cost, 11,617,494 and 11,619,812 shares at December 31, 2002 and 2001, respectively	(486.3)	(486.4)

Total shareholders’ equity	1,755.5	2,022.0

Total liabilities and shareholders’ equity	$5,590.3	$5,761.0

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS

					Accumulated
			Additional		Other
	Common	Exchangeable	Paid In	Retained	Comprehensive	Loan to	Treasury
(In millions, except per-share amounts)	Stock	Shares	Capital	Earnings	Income (Loss)	ESOT	Stock

Balance at December 31, 1999	$60.8	$105.4	$1,315.4	$691.8	$(18.3)	$(0.7)	$(383.6)

Net income	—	—	—	159.4	—	—	—
Retraction of Exchangeable Shares (859,836 shares of Common Stock issued and Exchangeable Shares retracted)	0.9	(41.9)	41.0	—	—	—	—
Dividends on Common Stock ($0.80 per share)	—	—	—	(41.6)	—	—	—
Reduction in loan to ESOT	—	—	—	—	—	0.7	—
Foreign currency translation	—	—	—	—	(1.4)	—	—
Stock options exercised (225,350 shares)	0.2	—	6.6	—	—	—	—
Tax benefit on exercise of stock options	—	—	1.9	—	—	—	—
Pension plan additional minimum liability, net of taxes of $0.9	—	—	—	—	1.7	—	—
Stock option compensation	—	—	2.2	—	—	—	—
Treasury stock used for dividend reinvestment plans (2,549 shares)	—	—	—	—	—	—	0.3
Purchase of Common Stock (2,125,900 shares)	—	—	—	—	—	—	(103.7)

Balance at December 31, 2000	$61.9	$63.5	$1,367.1	$809.6	$(18.0)	$—	$(487.0)

Net income	—	—	—	70.5	—	—	—
Issuance of new stock (4,179,626 shares of Common Stock and 856,237 Exchangeable Shares at $46.65 each)	4.2	39.9	190.8	—	—	—	—
Retraction of Exchangeable Shares (152,190 shares of Common Stock issued and Exchangeable Shares retracted)	0.1	(7.4)	7.3	—	—	—	—
Dividends on Common Stock ($0.80 per share)	—	—	—	(42.3)	—	—	—
Foreign currency translation	—	—	—	—	(3.3)	—	—
Stock options exercised (78,550 shares)	0.1	—	2.1	—	—	—	—
Tax benefit on exercise of stock options	—	—	0.5	—	—	—	—
Pension plan additional minimum liability, net of tax benefit of $14.6	—	—	—	—	(25.9)	—	—
Unrealized loss on hedged transactions, net of tax benefit of $8.8	—	—	—	—	(14.4)	—	—
Stock option compensation	—	—	2.1	—	—	—	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (16,038 shares)	—	—	—	—	—	—	0.6

Balance at December 31, 2001	$66.3	$96.0	$1,569.9	$837.8	$(61.6)	$—	$(486.4)

Net income (loss)	—	—	—	(142.4)	—	—	—
Retraction of Exchangeable Shares (359,816 shares of Common Stock issued and Exchangeable Shares retracted)	0.4	(17.4)	17.0	—	—	—	—
Cancellation of Exchangeable Shares (5,524)	—	(0.3)	0.3	—	—	—	—
Dividends on Common Stock ($0.80 per share)	—	—	—	(45.5)	—	—	—
Foreign currency translation	—	—	—	—	1.2	—	—
Stock options exercised (213,350 shares)	0.2	—	7.3	—	—	—	—
Tax benefit on exercise of stock options	—	—	1.5	—	—	—	—
Pension plan additional minimum liability, net of tax benefit of $55.4	—	—	—	—	(99.1)	—	—
Unrealized gain on hedged transactions, net of tax benefit of $5.8	—	—	—	—	9.4	—	—
Stock option compensation	—	—	0.8	—	—	—	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (2,318 shares)	—	—	—	—	—	—	0.1

Balance at December 31, 2002	$66.9	$78.3	$1,596.8	$649.9	$(150.1)	$—	$(486.3)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions) Years ended December 31,	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(142.4)	$70.5	$159.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	340.5	321.3	295.2
Deferred income taxes	(30.6)	61.2	32.9
Minority interests in net income of subsidiaries	(7.9)	41.6	9.5
Net gain on sale of assets	(85.7)	(163.3)	(7.3)
Write-down of assets due to impairment	28.5	—	—
Payments on maturity of hedging contracts	(12.3)	(13.8)	—
Changes in working capital:
Accounts receivable, net	36.4	125.5	(53.6)
Inventories	(6.7)	3.7	(7.6)
Income taxes receivable	(75.6)	—	—
Accounts payable and accrued liabilities	(58.3)	(65.5)	5.1
Income taxes payable	41.3	(1.7)	(15.4)
Other, net	14.0	(6.7)	(1.6)

Net cash from operating activities	41.2	372.8	416.6

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(271.6)	(390.0)
Cash invested in fixed assets, timber and timberlands	(238.7)	(246.8)	(283.2)
Purchase of assets previously leased	—	—	(24.2)
Dispositions of fixed assets, timber and timberlands	26.5	15.2	7.0
Proceeds from the monetization of notes receivable	88.1	225.2	—
Cash paid on maturity of economic hedging contracts	—	—	(27.7)
Cash invested in marketable securities	(1.5)	(2.1)	(50.7)
Cash from maturity of marketable securities	3.2	0.4	52.5

Net cash used for investing activities	(122.4)	(279.7)	(716.3)

Cash flows from financing activities:
Cash dividends, including minority interests	(49.6)	(119.0)	(48.3)
Purchase of Common Stock	—	—	(103.7)
Short-term financing	1,109.7	1,398.9	979.5
Short-term financing repayments	(1,202.3)	(1,576.3)	(509.5)
Long-term financing	295.4	585.2	0.4
Payments of long-term debt	(71.9)	(375.9)	(30.9)
Stock options exercised	7.5	2.2	6.8
Other	—	0.1	0.7

Net cash from (used for) financing activities	88.8	(84.8)	295.0

Net increase (decrease) in cash and cash equivalents	7.6	8.3	(4.7)
Cash and cash equivalents:
Beginning of year	28.3	20.0	24.7

End of year	$35.9	$28.3	$20.0

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $8.7, $9.5, and $3.5	$172.7	$158.0	$139.2
Income taxes	$26.5	$14.7	$36.4

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

BASIS OF PRESENTATION:

The accompanying Consolidated Financial Statements include the accounts of Bowater Incorporated and Subsidiaries (collectively “Bowater”). As described more fully in Note 2, Bowater completed the acquisition of Alliance Forest Products Inc. (“Alliance”) on September 24, 2001. The results of Alliance’s operations have been included in the Consolidated Financial Statements since September 24, 2001. These financial statements are expressed in United States dollars except where noted and have been prepared in accordance with United States generally accepted accounting principles. All consolidated subsidiaries are wholly-owned with the exception of the following:

Percent Ownership

Bowater Maritimes Inc.	67%
Calhoun Newsprint Company (“CNC”)	51%
Bowater Mersey Paper Company Ltd.	51%

All significant inter-company transactions and balances have been eliminated.

Bowater also has a 40% interest in and is managing partner of an unconsolidated entity, Ponderay Newsprint Company, and a 30% interest in a Canadian sawmill, which are accounted for using the equity method of accounting.

CASH EQUIVALENTS:

Cash equivalents generally consist of direct obligations of the United States and Canadian governments and their agencies, investment-grade commercial paper and other short-term investment-grade securities with original maturities of three months or less. These investments are stated at cost, which approximates market value.

DERIVATIVE FINANCIAL INSTRUMENTS:

Effective January 1, 2001, Bowater adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that we record all derivatives as either assets or liabilities in the balance sheet at fair value. There were no transition amounts recorded upon the adoption of SFAS 133. Changes in the derivative fair values that are designated effective and qualify as cash flow hedges are deferred and recorded as a component of “Accumulated other comprehensive income (loss)” until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from “Accumulated other comprehensive income (loss)” to the Consolidated Statement of Operations on the same line as the underlying transaction (cost of sales). The ineffective portion of a hedging derivative’s change in fair value is recognized immediately in earnings.

Prior to the adoption of SFAS 133, our derivative instruments principally lacked characteristics necessary to qualify as hedges, therefore, gains and losses from changes in derivative fair values were recognized in the Consolidated Statement of Operations upon remeasurement at the close of each reporting period. Amounts receivable or payable from derivative financial instruments would be reported as “Other assets” or “Accounts payable and accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheet.

INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined by using the average cost and last-in, first-out (“LIFO”) methods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TIMBER AND TIMBERLANDS:

The acquisition cost of land and timber, property taxes, lease payments, site preparation and other costs related to the planting and growing of timber are capitalized. Capitalization policies are consistent prior to and during harvesting. Such costs, excluding land, are charged against revenue at the time the timber is harvested, based upon annually determined depletion rates, and are included in the line titled “Depreciation, amortization and cost of timber harvested” in the Consolidated Statement of Operations. Depletion rates are determined based on the capitalized costs and the total timber volume based on the current stage of the growth cycle.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to Bowater’s fiscal year ended December 31, 2002. This pronouncement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. We adopted the provisions of SFAS No. 144 effective January 1, 2002. In accordance with SFAS No. 144, long-lived assets and intangibles subject to amortization would be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets (herein defined as “long-lived asset”) may not be recoverable.

Tests for recoverability of a long-lived asset to be held and used is measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the long-lived asset. In estimating the future undiscounted cash flows we use future projections of cash flows directly associated with and that were expected to arise as a direct result of the use and eventual disposition of the long-lived asset. These assumptions include, among other estimates, projections of future product pricing, first quality production levels, product costs, market supply and demand and projected capital spending. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the long-lived asset. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value.

A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed.

Prior to January 1, 2002, we accounted for long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.”

GOODWILL:

Bowater adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. See Note 3, “Goodwill” for a discussion of the adoption of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement 142 and the transitional and annual goodwill impairment tests.

Our goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of each of our reporting units as defined under SFAS No. 142, with its carrying amount. If an asset’s carrying amount exceeds its fair value, then such asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting entity being measured exceeds its fair value, up to the total amount of its assets. Fair value is determined based on a valuation study performed by an independent third party. In making its recommendation of fair value, the independent valuation firm relies primarily on the discounted cash flow method. This method uses future projections of cash flows from each of the reporting units and includes, among other estimates, projections of future product pricing, production levels, product costs, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital. Changes in any of these estimates could have a material effect on the fair value of these assets in future measurement periods. On an ongoing basis, we expect to perform our impairment tests during the fourth quarter of each year.

Prior to January 1, 2002, goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected period to be benefited and did not exceed 40 years. Bowater assessed the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES:

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Bowater adopted this Standard on April 1, 2001, and accounts for transactions relating to the Standard in accordance with its provisions.

Note Monetizations — When Bowater monetizes notes receivable, it does so using qualified special purpose entities (“QSPE”) set up in accordance with SFAS 140. The QSPE is not consolidated with Bowater in Bowater’s financial statements. Bowater records gains or losses on the monetization of the notes receivable with the QSPE. The amount of the gain or loss is determined based on the original carrying amount of the notes, allocated between the assets monetized and the retained interests based on its relative fair value at the date of the monetization. Bowater’s retained interest consists principally of the excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the securities issued by the QSPE to third parties) and a cash reserve account established at inception. Fair values of the retained interest are estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates. The retained interest is included in “Other assets” in the Consolidated Balance Sheet. Excess cash flows revert back to Bowater on a quarterly or semi-annual basis. The cash reserve account reverts back to Bowater at the maturity of the investor notes.

Accounts Receivable Securitization Facility — Bowater entered into an accounts receivable securitization facility in December 2002. This accounts receivable securitization facility is accounted for as a secured borrowing in accordance with the requirements of SFAS No. 140. The securitization facility has been accounted for as on-balance sheet and therefore the accounts receivable and related borrowings are recorded on our Consolidated Balance Sheet. See note 12, “Long-Term and Short-Term Debt” for a discussion of the accounts receivable securitization facility.

INCOME TAXES:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FOREIGN OPERATIONS:

Financial statements of the majority of Bowater’s Canadian and Korean operations are prepared using the United States dollar as their functional currency. Non-monetary assets and liabilities and related depreciation and amortization for these foreign operations are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the balance sheet date. Income and expense items are remeasured into U.S. dollars using an average exchange rate for the period. Gains and losses from foreign currency transactions and from remeasurement of the balance sheet are reported in the Consolidated Statement of Operations.

Financial statements of one foreign subsidiary are prepared using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated into U.S. dollars at the current exchange rate and income and expense items are translated at an average exchange rate for the period. The resulting translation gains or losses are recognized as a component of equity in “Accumulated other comprehensive income (loss).” Gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations.

STOCK-BASED COMPENSATION:

Bowater has three stock option plans — 1997, 2000 and 2002, which are described more fully in Note 19, “Stock-Based Compensation.” Bowater accounts for stock-based compensation utilizing the intrinsic value method in accordance with APB Opinion No. 25 (“APB”), “Accounting for Stock Issued to Employees.” Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant.

The following table represents the effect on net income (loss) and earnings (loss) per share if we had applied the fair value-based method and recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” These disclosures are shown below for 2002, 2001 and 2000 and have no impact on our reported financial position or results of operations.

(In millions, except per-share amounts)	2002	2001	2000

Net income (loss) as reported:	$(142.4)	$70.5	$159.4
Add: Stock-based compensation expense included in net income	.8	1.3	1.4
Deduct: Stock-based compensation expense determined under fair value based methods, net of related tax effects	(8.3)	(8.8)	(5.4)

Pro forma net income (loss)	$(149.9)	$63.0	$155.4

Earnings (loss) per share:
Basic, as reported	$(2.50)	$1.33	$3.05
Basic, pro forma	(2.63)	1.19	2.97

Diluted, as reported	(2.50)	1.32	3.02
Diluted, pro forma	(2.63)	1.18	2.94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Assumptions:
Dividend yield	1.6%	1.6%	1.5%
Expected volatility	30.3%	32.0%	31.8%
Risk-free interest rate	4.6%	5.1%	6.7%
Expected option lives	6.3 years	6.0 years	5.7 years

Weighted average fair value of each option	$16.50	$17.43	$23.01

The estimated fair value of the option is amortized to expense over the vesting period of the option award, in accordance with the provisions of SFAS No. 123.

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

COMPREHENSIVE INCOME:

Comprehensive income, net of tax, consists of net income, foreign currency translation adjustments, pension plan additional minimum liability adjustments and unrealized loss on hedged transactions and is presented in the Consolidated Statement of Operations. At December 31, 2002, “Accumulated other comprehensive income (loss)” includes net losses of $211.9 million ($135.2 million, net of tax) for pension plan additional minimum liabilities, $9.9 million for foreign currency translation and $8.0 million ($5.0 million, net of tax) for unrealized loss on hedged transactions. At December 31, 2001, “Accumulated other comprehensive income (loss)” includes net losses of $57.4 million ($36.1 million, net of tax) for pension plan additional minimum liabilities, $11.1 million for foreign currency translation and $23.2 million ($14.4 million, net of tax) for unrealized loss on hedged transactions. No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

REVENUE RECOGNITION:

Bowater ships all products directly from its manufacturing sites to a customer’s location or to a customer-designated site. In accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 regarding revenue recognition, we recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

DISTRIBUTION COSTS:

Bowater’s shipping and handling costs are classified as distribution costs and presented separately on the Consolidated Statement of Operations, in accordance with the Emerging Issues Task Force (“EITF”) issued EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(In millions)	2002	2001

Acquisition of Alliance Forest Products Inc.	$—	$(265.8)
Investment in Canadian sawmills	—	(5.8)

	$—	$(271.6)

On April 1, 2001, Bowater signed a definitive agreement to acquire all of the outstanding stock of Alliance for C$13.00 in cash plus .166 shares of Bowater Common Stock or Exchangeable Shares for each Alliance common share. The Alliance acquisition was completed on September 24, 2001. The results of Alliance’s operations have been included in the Consolidated Financial Statements since September 24, 2001. Following the acquisition, Bowater changed Alliance’s name to Bowater Canadian Forest Products Inc. Alliance was an integrated company specializing in timber harvesting and forest management, as well as the production and sale of newsprint, uncoated specialty paper, pulp, lumber and related products. Alliance had operations in Canada and the United States. The acquisition added modern, low-cost supercalendered and specialty paper production in Quebec, enabling Bowater to offer a full spectrum of groundwood paper grades. Also, a strategically located mill in Alabama, which produces market fluff pulp and newsprint and was modernized in the first quarter 2002 to produce 100% recycled fiber newsprint, enhances Bowater’s customer service capabilities. Alliance’s extensive sawmill system and approximately 18.0 million acres of cutting rights support Bowater’s expanded operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate purchase price to Alliance shareholders was $485.9 million. The acquisition was financed through a $500.0 million Bridge Credit Agreement dated July 2, 2001. The borrowings under this facility matured on November 6, 2001 (see note 12, “Long-Term, Short-Term Debt and Off-Balance Sheet Arrangements”). As of September 24, 2001, the closing date of the transaction, Alliance had a total of approximately 30.3 million outstanding shares. Using the exchange ratio of .166, the 30.3 million Alliance shares resulted in the issuance of 4,179,626 shares of Bowater Common Stock ($1.00 par value) and 856,237 shares of Bowater Exchangeable Shares (no par value) for the equity consideration of $234.9 million and approximately $251.0 million in cash for the cash portion. Bowater shares were valued at $46.65 per share of Bowater Common Stock or Exchangeable Shares, which represents a six-day average (three trading days prior to April 1, 2001, the date of the definitive agreement, and three trading days after). Transaction costs of the acquisition were approximately $13.4 million and payments to Alliance for settlement of stock options were approximately $8.1 million.

The acquisition was accounted for using the purchase method of accounting in accordance with Financial Accounting Standards No. 141, “Business Combinations,” whereby the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the effective date of the acquisition, September 24, 2001. The excess of the estimated fair value of the net assets purchased over the purchase price was approximately $118 million and was allocated to reduce the fair value of long lived assets. Independent appraisals and actuarial valuations were performed in connection with the acquisition.

The following table summarizes the purchase price allocation based on fair values of the assets acquired and liabilities assumed.

(In millions)	As of September 24, 2001

Purchase price to shareholders	$485.9
Transaction costs	13.4
Payments to Alliance for settlement of stock options	8.1

Total purchase price	$507.4

Current assets	$241.0
Fixed assets, net	850.6
Other assets	11.5

Total assets acquired	1,103.1

Current liabilities	238.2
Long-term debt	198.4
Other long-term liabilities	159.1

Total liabilities assumed	595.7

Net assets acquired	$507.4

In connection with the Alliance acquisition, Bowater recorded employee termination costs of approximately $20.6 million, which included approximately $16.9 million in connection with the permanent closing of a newsprint machine and other assets at the Coosa Pines, Alabama, facility. Of the $20.6 million ($17.0 million in 2001 and $3.6 million in 2002), approximately $1.4 million was paid during the fourth quarter of 2001 and $18.1 million paid during 2002. The remaining accrual at December 31, 2002, of $1.3 million is expected to be paid during the first half of 2003, and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

The following summarized unaudited pro forma financial information assumes the Alliance acquisition had occurred on January 1 of the period presented. The summarized unaudited pro forma financial information does not purport to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

represent what the results of operations or financial position of Bowater would actually have been if the acquisitions had in fact occurred on the assumed dates, and we do not project the results of operations or financial position of Bowater for any future date or period. The selected summarized unaudited pro forma financial information does not reflect the cost savings and operating synergies Bowater expects to realize in connection with the acquisitions.

(In millions)	2001

Sales	$3,046.1
Net income	82.2
Diluted earnings per share	1.44

In the fourth quarter of 2001, Bowater made an investment of $5.8 million for a 30% interest in a Canadian sawmill, which is accounted for using the equity method of accounting.

In August 2000, Bowater completed its acquisition of Newsprint South, Inc. (the Grenada mill) in Grenada, Mississippi. The total purchase price, including assumed debt of $8.8 million (fair market value of $7.9 million), amounted to $382.2 million. We accounted for the transaction using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business were included in the Consolidated Balance Sheet, and the operating results were included in the Consolidated Statement of Operations beginning August 2000. The goodwill purchased with the Grenada Operation of $20.3 million was being amortized on a straight-line basis over 20 years until January 1, 2002, when we adopted SFAS No. 142 and ceased amortization of goodwill.

Note 3. Goodwill

In accordance with SFAS No. 142, Bowater completed the transitional goodwill impairment test during the second quarter of 2002, and completed its annual goodwill impairment test in the fourth quarter of 2002, which did not indicate impairment. However, the amount by which fair value exceeded book value for certain of the reporting units was small. Therefore, in future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill that would require a non-cash charge to the Consolidated Statement of Operations and may have a material effect on the financial condition and operating results of the company.

As of December 31, 2002 and 2001, we had unamortized goodwill in the amount of $839.9 million and $843.0 million, respectively and no intangible assets with indefinite useful lives. For impairment testing purposes, goodwill of $538.1 million and $301.8 million (including allocated corporate goodwill of $195.9 million and $108.6 million, respectively) is included in the Newsprint Division and the Canadian Forest Products Division reportable segments, respectively and includes five pulp and paper mills. Goodwill decreased by $3.1 million in 2002 as a result of the reduction of certain tax reserves in connection with the resolution of certain tax matters on the Avenor acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of net income (loss) and earnings (loss) per share, adjusted to exclude 2001 and 2000 goodwill amortization expense, net of tax, is as follows:

(in millions, except per-share amounts)	2002	2001	2000

Net income (loss):
Reported net income (loss)	$(142.4)	$70.5	$159.4
Goodwill amortization, net of tax	—	23.9	23.8

Adjusted net income (loss)	$(142.4)	$94.4	$183.2

Basic earnings (loss) per common share:
Reported basic earnings (loss) per common share	$(2.50)	$1.33	$3.05
Goodwill amortization, net of tax	—	0.45	0.46

Adjusted basic earnings (loss) per common share	$(2.50)	$1.78	$3.51

Diluted earnings (loss) per common share:
Reported diluted earnings (loss) per common share	$(2.50)	$1.32	$3.02
Goodwill amortization, net of tax	—	0.45	0.45

Adjusted diluted earnings (loss) per common share	$(2.50)	$1.77	$3.47

Note 4. Asset Impairment

Bowater recorded an asset impairment charge of $28.5 million in 2002. During the fourth quarter of 2002, Bowater announced that it would permanently close at the end of April 2003, the older, high cost No. 3 paper machine at its Donnacona, Quebec mill and record an asset impairment charge of $26.4 million. Fair value of the No. 3 machine was determined based on the estimated sale and salvage value of the machine plus projected cash generated from its operations through April 2003. An approximately $2.1 million impairment charge was recorded for Nuway assets no longer expected to be utilized. The asset impairment charges are reported as a separate line item on our Consolidated Statement of Operations and for segment reporting purposes are included in our Canadian Forest Products Division ($26.4 million) and our Coated and Specialty Papers Division ($2.1 million). Other than the impairment charge taken for the paper machine closure at the Donnacona facility of $26.4 million and a write-off of $2.1 million of Nuway assets no longer expected to be utilized, no other impairments existed at December 31, 2002.

Note 5. Net Gain on Sale of Assets

(In millions)	2002	2001	2000

Gain on sale of timberlands	$85.7	$169.0	$4.1
Gain (loss) on sale of fixed assets	—	(5.7)	3.2

	$85.7	$163.3	$7.3

In January 2002, we completed the sale of approximately 116,000 acres of timberland for aggregate consideration of $104.2 million. We received $5.1 million in cash after expenses and $99.1 million in notes receivable. In March 2002, we monetized the notes receivable of $99.1 million for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million.

•	The notes receivable were monetized through a bankruptcy-remote limited liability company. The bankruptcy-remote subsidiary is a qualified special purpose entity (QSPE) under SFAS No. 140 and is not consolidated in our financial statements.

•	This QSPE has issued fixed rate senior secured notes totaling $89.2 million, which are secured by the notes receivable held by the QSPE. The value of these senior secured notes is equal to approximately 90% of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of the notes receivable. The full principal amount of the notes receivable is backed by a letter of credit issued by a third party financial institution.

•	We retain an interest in the excess future cash flows of the QSPE (cash received from notes receivable versus cash paid out on the senior secured notes). We retained an interest in the QSPE of $7.1 million. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of a note with a low level of credit risk, contractually due in 15 years and not subject to prepayment. The discount rate used for the note is 6.91%.

•	We recorded a $3.9 million loss on the monetization of the notes receivable, which was based on the difference in the original carrying amount of the notes (allocated between the asset monetized and the retained interest) and the fair value at the date of the monetization.

Also in 2002, Bowater sold approximately 8,700 acres of other timberlands and recognized the previously deferred revenue in connection with the fourth quarter 2001 sale of 147,000 acres (discussed below) for a total net pre-tax gain of $15.3 million.

During 2001, Bowater sold approximately 160,275 acres of owned or leased timberlands for aggregate consideration of $131.0 million, which included cash of $15.2 million and notes receivable of $115.8 million and monetized the notes receivable. As a result, we recorded a pre-tax gain of $84.5 million. Also in 2001, we monetized the notes receivable in connection with a 1999 land sale and recognized a net pre-tax gain of $84.5 million.

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

•	The bankruptcy-remote subsidiary is a QSPE under SFAS 140 and is not consolidated in Bowater’s or CNC’s financial statements.

•	This QSPE issued fixed and floating rate senior secured notes totaling $125.7 million, which are secured by the notes receivable held by the QSPE. The value of these senior secured notes is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by letters of credit issued by a third party financial institution.

•	We retain an interest in the excess future cash flows of the QSPE (cash received from notes receivable versus cash paid out on the senior secured notes). We retained an interest in the QSPE of $12.5 million. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of two individual notes with a low level of credit risk, contractually due in 13.5 years and not subject to prepayment. The discount rates used for the two individual notes were 7.36% and LIBOR plus 0.89.

•	We recorded a $10.5 million loss on the monetized notes receivable, which was based on the difference in the original carrying amount of the notes receivable (allocated between the assets monetized and the retained interests) and the fair value at the date of the monetization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	The notes receivable were monetized through bankruptcy-remote limited liability companies. The bankruptcy-remote subsidiaries are QSPEs under SFAS 140 and are not consolidated in Bowater’s financial statements.

•	These QSPEs have issued fixed and floating rate senior secured notes totaling $104.2 million, which are secured by the notes receivable held by the QSPEs. The value of these senior secured notes are equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by letters of credit issued by a third party financial institution.

•	We retain an interest in the excess future cash flows of the QSPEs (cash received from notes receivable versus cash paid out on the senior secured notes). We retained an interest in the QSPE of $9.8 million. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of two individual notes with a low level of credit risk, contractually due in 15 years and not subject to prepayment. The discount rates used for the two individual notes were LIBOR plus .95% and 6.95%, respectively.

•	We recorded a $3.5 million loss on the monetization of the notes receivable, which was based on the difference in the original carrying amount of the notes (allocated between the assets monetized and the retained interests) and the fair value at the date of the monetization.

•	At December 31, 2001, we had deferred revenue of approximately $8.3 million for certain leased acreage and had approximately $3.2 million in related capitalized leasehold costs. The remaining net deferred gain of $5.1 million was recognized as income during 2002.

We also received cash proceeds of $9.6 million for other timberland sales in 2001, resulting in pre-tax gains of $8.5 million.

During 2000, Bowater sold approximately 6,900 acres of timberlands in the southeastern United States for gross proceeds of $4.7 million. We recorded a pre-tax gain of $4.1 million.

Note 6. Other Expense (Income)

Other expense (income) includes non-operating items. The breakdown of the components of “Other, net” in the Consolidated Statement of Operations for the three years ended December 31, 2002, 2001, and 2000 is as follows:

(In millions)	2002	2001	2000

Foreign exchange (gain) loss	$(6.1)	$(5.9)	$3.9
(Income) loss from joint venture	3.3	(1.9)	0.4
Other	(0.6)	(0.2)	0.2

	$(3.4)	$(8.0)	$4.5

Note 7. Earnings Per Share

Basic earnings (loss) per common share is calculated assuming no dilution. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. The reconciliation between basic and diluted earnings (loss) per common share for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

“Net income (loss)” is as follows:

(In millions, except per-share amounts)	2002	2001	2000

Basic computation:
Net income (loss)	$(142.4)	$70.5	$159.4

Basic income (loss) available to common shareholders	$(142.4)	$70.5	$159.4

Basic weighted average shares outstanding	56.9	53.0	52.3

Basic earnings (loss) per common share	$(2.50)	$1.33	$3.05

Diluted computation:
Basic income (loss) available to common shareholders	$(142.4)	$70.5	$159.4
Effect of dilutive securities	—	—	—

Diluted income (loss) available to common shareholders	$(142.4)	$70.5	$159.4

Basic weighted average shares outstanding	56.9	53.0	52.3
Effect of dilutive securities:
Options	—	0.3	0.5

Diluted weighted average shares outstanding	56.9	53.3	52.8

Diluted earnings (loss) per common share	$(2.50)	$1.32	$3.02

The dilutive effect of options outstanding is computed using the treasury stock method. Options for approximately 3.5 million shares and 1.7 million shares, outstanding at December 31, 2002 and 2001, respectively, were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive. There were no antidilutive options outstanding at December 31, 2000; accordingly, no options were excluded from the year-end 2000 calculation.

Note 8. Inventories

(In millions)	2002	2001

At lower of cost or market:
Raw materials	$54.9	$69.1
Work in process	12.1	10.4
Finished goods	93.1	68.9
Mill stores and other supplies	105.9	111.3

	266.0	259.7
Excess of current cost over LIFO inventory value	(8.8)	(9.2)

	$257.2	$250.5

Inventories valued using the LIFO method comprised 4.5% and 5.8% of total inventories at December 31, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Fixed Assets

	Range of Estimated
(In millions)	Useful Lives in Years	2002	2001

Land and land improvements	10-20	$51.1	$53.0
Buildings	20-40	362.4	380.7
Machinery and equipment	5-20	5,379.8	5,376.6
Leasehold improvements	10-20	4.6	4.8
Construction in progress		281.6	137.8

		6,079.5	5,952.9
Less accumulated depreciation and amortization		2,433.9	2,150.1

		$3,645.6	$3,802.8

Note 10. Accounts Payable and Accrued Liabilities

(In millions)	2002	2001

Trade accounts payable	$224.0	$239.1
Payroll, bonuses and severance	69.1	72.2
Accrued interest	28.6	29.6
Employee benefits	54.4	23.7
Unrealized losses on hedging contracts	6.7	19.1
Property and franchise taxes payable	9.1	16.0
Other	20.0	38.2

	$411.9	$437.9

Note 11. Acquisition/Divestiture and Severance Related Liabilities

COST REDUCTION PROGRAM:

In connection with the cost reduction program announced in the fourth quarter of 2002, Bowater reduced its salaried and hourly workforce at certain locations by approximately 185 people and recorded approximately $13.4 million for employee termination costs ($13.1 million recorded in the fourth quarter of 2002), including severance, medical and other benefits. The majority of the 185 terminations were part of a voluntary reduction program that was finalized in the fourth quarter of 2002. A small number of involuntary terminations took place prior to December 31, 2002. The $13.4 million termination costs are classified as either cost of sales (manufacturing personnel) or selling and administrative expense (administrative personnel) in our Consolidated Statement of Operations. Approximately $0.5 million was paid in the fourth quarter of 2002. The remaining severance benefits of $12.9 million will be paid during 2003.

ALLIANCE ACQUISITION:

The employee termination costs of approximately $20.6 million recorded in connection with the Alliance acquisition are discussed in Note 2. “Business Acquisitions.”

ENVIRONMENTAL RESERVES:

The environmental reserves are discussed in Note 17, “Commitments and Contingencies.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the activity for the liabilities described above:

			Write-offs &	Increase
	Balance,	Reclassification	Payments	(Decrease)	Foreign	Balance,
(In millions)	12/31/01	Adjustments	Against Reserve	Reserve	Exchange	12/31/02

Employee termination costs	$15.5	$—	$(18.6)	$17.3	$—	$14.2
Environmental	13.2	—	(0.3)	2.9	0.2	16.0

	$28.7	$—	$(18.9)	$20.2	$0.2	$30.2

			Write-offs &	Increase
	Balance,	Reclassification	Payments	(Decrease)	Foreign	Balance,
(In millions)	12/31/00	Adjustments	Against Reserve	Reserve	Exchange	12/31/01

Employee termination costs	$—	$—	$(1.4)	$17.0	$(0.1)	$15.5
Environmental	14.0	—	(0.2)	—	(0.6)	13.2

	$14.0	$—	$(1.6)	$17.0	$(0.7)	$28.7

			Write-offs &	Increase
	Balance,	Reclassification	Payments	(Decrease)	Foreign	Balance,
(In millions)	12/31/99	Adjustments	Against Reserve	Reserve	Exchange	12/31/00

Employee termination costs	$3.3	$—	$(3.2)	$—	$(0.1)	$—
Asset impairments/disposals	3.6	(2.8)	(0.7)	—	(0.1)	—
Environmental	15.2	(0.4)	(2.4)	2.1	(0.5)	14.0

	$22.1	$(3.2)	$(6.3)	$2.1	$(0.7)	$14.0

Note 12. Long-Term, Short-Term Debt and Off-Balance Sheet Arrangements

SHORT-TERM DEBT:

     Short-term bank debt — credit facilities:

	Commitment	Outstanding		Commitment	12/31/02
(In millions)	2002	2002	2001	Available (1)	Interest Rate

Revolving credit facility	$500.0	$25.0	$—	$469.2	2.59%
364-day Accounts Receivable Securitization Arrangement	200.0	154.0	—	—	1.98%
Bowater Canadian Forest Products Inc. (“BCFPI”) 364-day credit facility	100.0	70.0	—	11.3	2.57%
Operating line of credit (Uncommitted)	—	—	0.4	—	—
364-day credit facility	—	—	50.3	—	—
Five-year facility	—	—	291.0	—	—

	$800.0	$249.0	$341.7	$480.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Commitments available at December 31, 2002. The commitment available under the 364-day Accounts Receivable Securitization Arrangement is based on qualified trade accounts receivable. The commitment available under the revolving credit facility and the BCFPI 364-day credit facility is subject to covenant restrictions listed in the long-term debt section below and is reduced by outstanding letters of credit.

In December 2002, we entered into a 364-day $200 million accounts receivables securitization arrangement whereby we agree to sell a significant portion of our trade accounts receivable to a special purpose entity and pledge those receivables as security for outstanding borrowings. The securitization arrangement is accounted for as a secured borrowing in accordance with the requirements of SFAS No. 140. The securitization arrangement has been accounted for as on-balance sheet and therefore the accounts receivable and related borrowings are recorded on our Consolidated Balance Sheet. The special purpose entity that purchases the trade accounts receivable, Bowater Funding Inc., is a wholly owned consolidated subsidiary of the Company. Some of our accounts receivable are required to be pledged as security for the outstanding borrowings even though some of those receivables may not qualify as borrowings. The amount that Bowater Funding, Inc. can borrow at any time depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin. At December 31, 2002, total borrowings were $154.0 million. These borrowings were used to repay short-term bank debt. Commitment available is based on qualified trade accounts receivable.

In October 2002, the 364-day $100 million BCFPI credit facility was extended to October 2003. We have the ability to extend the termination date for one additional year through October 2004. If the term credit facility is not extended, we have the right to convert all outstanding amounts under the credit facility to a term loan with a one year maturity. At December 31, 2002, $70 million was drawn under this facility. In addition to the amount outstanding, there were letter of credit commitments totaling $18.7 million reducing availability under this facility.

In May 2002, Bowater restructured it’s $450 million 364-day and it’s $350 million five-year credit facilities with a $500 million revolving credit facility and a $300 million term loan. The maturity of these new facilities is April 2005. Borrowings under these facilities incur interest based, at our option, on specified market interest rates plus a margin tied to the credit ratings of our long-term debt. At December 31, 2002, $25 million was drawn under the revolving credit facility. In addition to the amounts outstanding, there were letter of credit commitments issued in connection with our workers compensation insurance program (Note 17. “Commitments and Contingencies”) totaling $5.8 million reducing availability under this facility. At December 31, 2002, $300 million was drawn under the term loan. The term loan requires annual repayments of $60 million each in May 2003 and 2004 and the remaining $180 million is due April 2005. The long-term portion of $240 million at December 31, 2002, is included in the schedule of Long-term debt, net of current installments.

In 2001, Bowater decreased the amount of its 364-day credit facility from $750.0 million to $450.0 million, while retaining its $350.0 million, five-year facility. Borrowings under these facilities incurred interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt. At December 31, 2001, $50.3 million (at 2.5%) was outstanding under the $450.0 million facility, $291.0 million (at 2.5%) was outstanding under the $350.0 million facility, and $0.4 million (at 2.8%) was outstanding under an operating line of credit. In October 2001, Bowater’s wholly-owned subsidiary, Bowater Pulp and Paper Canada Inc. (“BPPCI”), opened a new $100 million, 364-day facility. No amounts were outstanding at December 31, 2001 under this $100.0 million credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM DEBT:

Long-term debt, net of current installments:

(In millions)	2002	2001

Unsecured:
Credit Facility, 3yr term due 2004 & 2005 with interest at floating rates (3.06% at December 31, 2002)	$240.0	$—
7.95% Notes due 2011 net of unamortized original discount of $1.7 in 2002 and $1.9 in 2001	598.3	598.1
9.00% Debentures due 2009	250.0	250.0
9.38% Debentures due 2021, net of unamortized original discount of $0.9 in 2002 and $1.0 in 2001	199.1	199.0
9.50% Debentures due in 2012, net of unamortized original discount of $0.2 in 2002 and $0.3 in 2001	124.8	124.7
10.63% Notes due 2010	121.8	124.2
10.85% Debentures due 2014	109.0	109.5
10.50% Notes due at various dates from 2003 to 2010	89.7	102.0
10.60% Notes due 2011	88.0	89.6
7.75% recycling facilities revenue bonds due 2022	62.0	62.0
7.40% recycling facilities revenue bonds due 2022	39.5	39.5
Industrial revenue bonds due 2029 with interest at floating rates	33.5	33.5
7.62% recycling facilities revenue bonds due 2016	30.0	30.0
10.26% Notes due at various dates from 2003 to 2011	21.8	24.6
Pollution control revenue bonds due at various dates from 2006 to 2010 with interest at varying rates from 6.85% to 7.62%	13.4	13.4
Non-interest bearing loan with Government of Quebec	9.3	9.2
UDAG loan agreement due 2010 with interest rates varying from 5% to 6.5%	7.1	7.3
Non-interest bearing Notes due 2004	0.1	0.3
10.25% Debentures due 2003	—	7.4
11.00% Subordinated debt due 2003	—	3.7

	$2,037.4	$1,828.0

Long-term debt maturities for the next five years are as follows:

		Amount
Year	Balance Sheet Classification	(In millions)

2003	Current installments of long-term debt	$84.3
2004	Long-term debt, net of current installments	73.0
2005	Long-term debt, net of current installments	193.6
2006	Long-term debt, net of current installments	20.5
2007	Long-term debt, net of current installments	13.6

Total debt includes $94.1 million at December 31, 2002 and $102.3 million at December 31, 2001, due to the revaluation of the debt balances acquired with the purchase of the Newsprint South paper mill in August 2000, and the acquisition of Avenor in July 1998.

On November 6, 2001, Bowater’s wholly-owned subsidiary, Bowater Canada Finance Corporation, sold in a private placement with registration rights $600 million of its 7.95% Notes due 2011, which are fully and unconditionally

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guaranteed by Bowater Incorporated. The Notes were issued at a discount of $1.9 million. The Notes mature on November 15, 2011. Interest is payable at 7.95% on May 15 and November 15 of each year, beginning on May 15, 2002. We received net proceeds from the sale of the Notes of approximately $585.2 million, which were net of the discount of $1.9 million, deferred financing fees of $4.4 million and cash paid of $8.5 million on maturity of treasury lock derivative instrument. The discount and deferred financing fees are being amortized over the life of the Notes. The proceeds were used to repay in their entirety all amounts outstanding under the $500 million Bridge Credit Agreement and the balance applied to amounts outstanding under our 364-day and five-year credit facilities. The Bridge Credit Agreement was used to finance the cash portion of the purchase price of the Alliance acquisition and the repayment of Alliance’s outstanding debt. In January 2002, Bowater completed a registered offering to exchange the Notes issued in the private placement for new, freely-tradeable notes with substantially identical terms.

Bowater has a standby letter of credit of $34.8 million (principal and interest) outstanding at December 31, 2002, related to the industrial revenue bonds due 2029.

Our credit facilities contain various covenants including requirements to maintain adequate net worth and compliance with a required ratio of total debt to total capital as defined in the credit facilities. These credit facilities require us to maintain a minimum consolidated net worth (generally defined in the credit facilities as common shareholders’ equity plus any outstanding preferred stock) of $1.625 billion as of December 31, 2002. In addition, the agreement imposes a maximum 60% ratio of total debt (defined as total debt less revaluation of debt assumed through acquisitions) to total capital (defined in the agreement as total debt less revaluation of debt assumed through acquisitions plus net worth including minority interest). At December 31, 2002, our consolidated net worth was $1.756 billion, and our ratio of total debt to total capital was 55.5% calculated according to our credit facilities guidelines.

Bowater’s credit is rated BB+ with a stable outlook by S&P and Ba1 with a stable outlook by Moody’s. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on Bowater’s highest credit rating. Any reduction in the highest rating will increase our cost of borrowing. In addition to higher interest rates, although further downgrades would have no material impact on our availability under present debt and credit agreements, it could impact our access to and cost of capital and financial flexibility in the future.

OFF-BALANCE SHEET ARRANGEMENTS:

Bowater has off-balance sheet debt guarantees of approximately $102.5 million at December 31, 2002. $48 million related to Ponderay Newsprint Company, $11.0 million related to Timber Note Holdings LLC, one of our QSPEs and $43.5 million on our synthetic lease for our Covington Tennessee Nuway facility (Note 22. “Timberland Leases and Operating Leases”).

Bowater has a 40% interest in Ponderay Newsprint Company, an unconsolidated partnership. Ponderay has a credit agreement with several banks, in which Bowater and the other partners guarantee $120 million of Ponderay’s credit facility. Bowater guarantees 40% of the $120 million, or $48 million. Ponderay’s outstanding balance under the credit facility at December 31, 2002 was $120 million. The $120 million is reduced annually by Ponderay’s excess cash flows as defined in the credit facility and the final balance is due at maturity on April 12, 2006. Bowater would be required to perform on the guarantee if Ponderay were to default on its credit facility and Ponderay’s assets, which collateralize the debt, were insufficient to pay off the credit facility. Ponderay was in compliance with all its debt covenants as of December 31, 2002. Ponderay’s total assets and liabilities at December 31, 2002 were approximately $204 million and $138 million (which includes the above mentioned debt), respectively.

In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs. Bowater currently guarantees approximately $11.0 million of the investor notes principal balance. This guarantee is reduced annually by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $0.5 million based on annual principal repayments on the investor notes of $2.0 million through 2008. The remaining investor notes principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $50 million, which consist of the note receivable monetized in 1999, and obligations of approximately $45 million, which consist of the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable.

Note 13. Financial Instruments

Bowater utilizes certain derivative instruments to enhance its ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those positions. We do not enter into contracts for speculative purposes; however, we do, from time to time enter into commodity and currency option contracts that are not accounted for as accounting hedges. On the earlier of the date into which the derivative contract is entered or the date of transition, we designate the derivative as a cash flow hedge.

A significant portion of our operating expenses are paid in Canadian dollars at our Canadian mill sites. To reduce our exposure to differences in the United States and Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows at the Canadian mill operations.

During 2002, we recorded a net gain of $15.2 million ($9.4 million after tax) in “Accumulated other comprehensive income (loss)” related to our cash flow hedges. The net gain results from a reclassification of $11.3 million ($7.0 million, after tax) losses from “Accumulated other comprehensive income (loss)” to earnings and $3.9 million unrealized gain recorded for the change in value related to our cash flow hedges during 2002. During 2001, we recorded the change in value related to cash flow hedges amounting to a loss of $32.1 million ($19.9 million, after tax) in “Accumulated other comprehensive income (loss).” Of this amount, $8.9 million ($5.5 million, after tax) was reclassified from “Accumulated other comprehensive income (loss)” to earnings, which was offset by net gains on the items being hedged. We expect to reclassify a $6.1 million loss ($3.8 million, after-tax) from “Accumulated other comprehensive income (loss)” to earnings during the next twelve months as the hedged items affect earnings.

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

Information regarding our Canadian dollar contracts’ notional amount, carrying value, fair market value, and range of exchange rates of the contracts and long term debt is summarized in the table below. The notional amount of these contracts represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Net Asset (Liability)		Range Of
	Notional			U.S.$/CDN$
	Amount of	Carrying	Fair	Exchange
December 31, 2002 (in millions)	Derivatives	Amount	Market Value	Rates

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2003	$407.6	$(5.7)	$(5.7)	.6560-.6199
Due in 2004	565.5	(2.7)	(2.7)	.6448-.6124

	$973.1	$(8.4)	$(8.4)

Long-term debt		$(2,121.7)	$(2,137.4)

		Net Asset (Liability)		Range Of
	Notional			U.S.$/CDN$
	Amount of	Carrying	Fair	Exchange
December 31, 2001 (in millions)	Derivatives	Amount	Market Value	Rates

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2002	$383.4	$(18.4)	$(18.4)	.6745-.6266
Due in 2003	286.6	(6.4)	(6.4)	.6560-.6245

	$670.0	$(24.8)	$(24.8)

Long-term debt		$(1,901.0)	$(1,905.4)

From time to time, we also enter into certain commodity forward contracts that are not designated as accounting hedges. These derivative instruments are primarily intended to reduce volatility of prices for old newsprint and magazines. During 2001, an after tax loss of $0.8 million was recognized in earnings relating to these derivatives. At December 31, 2001, all commodity forward contracts had matured, and no contracts were outstanding at the year-end, or entered into during 2002.

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

In October 2001, in connection with the forecasted issuance of the $600 million ten-year notes issued in a private placement on November 6, 2001 (see Note 12, “Long-Term, Short-Term Debt and Off-Balance Sheet Arrangements”), Bowater entered into a treasury lock derivative designated as a cash flow hedge. The treasury lock derivative was entered into in order to hedge the exposure to the variability in cash flows for the future semi-annual interest payments related to the interest rate risk during the period October until the date of the private placement. The treasury lock was settled on November 6, 2001, for $8.5 million. At December 31, 2002 and 2001, $7.6 million and $8.3 million, respectively, was deferred in “Other assets” on the Consolidated Balance Sheet and is being amortized to interest expense over the cash interest payments. Interest expense of $0.9 million and $0.2 million was recorded for 2002 and 2001, respectively in the Consolidated Statement of Operations.

In order to reduce our exposure to exchange rate fluctuations on our Canadian dollar denominated long-term debt, we enter into Canadian dollar forward contracts with notional amounts of approximately $100 million. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly and gains or losses are included in “Other, net” in our Consolidated Statement of Operations. At December 31, 2002, our outstanding Canadian dollar forward contracts had notional amounts of $100 million due on March 28, 2003. The fair value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Canadian dollar forward contracts outstanding at December 31, 2002 was $0.4 million liability. No contracts were outstanding at December 31, 2001. We recorded losses of approximately $2.2 million for 2002 and $2.3 million for 2001 in the Consolidated Statement of Operations as a result of these economic hedge contracts.

Additionally, in connection with the Alliance acquisition, Alliance had Canadian dollar range forward contracts in place to reduce the exposure to differences in the United States and Canadian dollar exchange rate as the majority of Alliance’s sales were sold into the United States and denominated in United States dollars. These Canadian dollar range forward contracts are not accounted for as accounting hedges under SFAS No. 133. Changes in the derivatives fair values are immediately recognized in earnings and included in “Other, net” in our Consolidated Statement of Operations. At December 31, 2002, we had Canadian dollar range forward contracts with notional amounts due in 2003 of $124.0 million. The fair value (liability) of the Canadian dollar forward contracts was ($0.3) million at December 31, 2002, and ($0.8) million at December 31, 2001. We recorded a gain of approximately $0.5 million for 2002 and a loss of $0.3 million for 2001 in the Consolidated Statement of Operations as a result of these Canadian dollar forward contracts. As these contracts expire, we are not replacing them.

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. Therefore, the risk of counterparty nonperformance is considered to be remote.

Note 14. Pension and Other Nonpension Postretirement Benefits

Bowater has multiple defined benefit pension plans and other nonpension postretirement plans (the “Plans”) covering substantially all employees. Benefits are based on years of service and, depending on the Plan, average compensation earned by employees either during their last years of employment or over their careers.

The following tables include both foreign and domestic Plans at December 31, 2002 and 2001. The benefit obligations of the Plans outside the United States are significant relative to the total benefit obligation; however, the assumptions used to measure the obligations of those Plans are not significantly different from those used for the United States Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans		Other Postretirement Plans

(In millions)	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$1,407.5	$1,203.8	$185.9	$107.3
Acquisition	–	151.8	–	38.3
Service cost	28.0	24.3	2.9	1.7
Interest cost	94.2	86.5	12.9	8.0
Amendments	0.6	3.4	(53.5)	0.3
Actuarial (gain) loss	52.0	37.0	79.3	38.6
Participant contributions	7.6	5.2	1.6	2.3
Curtailment (gain) loss	–	(0.2)	–	–
Benefits paid	(85.0)	(85.2)	(10.7)	(8.1)
Effect of foreign currency exchange rate changes	(13.3)	(19.1)	0.6	(2.5)

Benefit obligation at end of year	1,491.6	1,407.5	219.0	185.9

Change in Plan assets:
Fair value of Plan assets at beginning of year	1,143.1	1,281.3	–	–
Acquisition and transfer out	(15.5)	85.6	–	–
Actual return on Plan assets	(37.3)	(136.2)	–	–
Employer contributions	24.8	10.3	9.1	5.8
Participant contributions	7.6	5.2	1.6	2.3
Benefits paid	(85.0)	(85.2)	(10.7)	(8.1)
Effect of foreign currency exchange rate changes	(13.3)	(17.9)	–	–

Fair value of Plan assets at end of year	1,024.4	1,143.1	–	–

Reconciliation of funded status:
Funded status excess (deficiency)	(467.2)	(264.4)	(219.0)	(185.9)
Unrecognized actuarial (gain) loss	388.0	193.5	133.9	58.2
Unrecognized transition amount	(0.5)	(1.0)	0.5	–
Unrecognized prior service cost	7.6	4.3	(50.9)	1.9

Net liability recognized	(72.1)	(67.6)	(135.5)	(125.8)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	4.8	50.4	–	–
Accrued benefit liability	(298.2)	(178.1)	(135.5)	(125.8)
Intangible asset	7.6	2.7	–	–
Accumulated other comprehensive loss	213.7	57.4	–	–

Net liability recognized	$(72.1)	$(67.6)	$(135.5)	$(125.8)

Weighted average assumptions:
Discount rate	6.5%	6.9%	6.5%	6.9%
Expected return on Plan assets	8.8%	9.0%	–	–
Rate of compensation increase	3.9%	3.9%	3.9%	3.9%

	Pension Plans			Other Postretirement Plans

(In millions)	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$28.0	$24.3	$21.7	$2.9	$1.7	$1.4
Interest cost	94.2	86.5	82.9	12.9	8.0	6.2
Expected return on Plan assets	(108.6)	(110.7)	(105.3)	–	–	–
Amortization of transition amount	(0.5)	(0.5)	(3.4)	–	–	–
Amortization of prior service cost	0.6	0.5	0.2	0.6	0.4	0.1
Recognized net actuarial loss	5.9	2.1	2.9	2.8	0.3	0.1
Curtailment and special termination benefits	–	(0.2)	1.7	–	–	–

Net periodic benefit cost	$19.6	$2.0	$0.7	$19.2	$10.4	$7.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2001, Bowater acquired the pension plan that covers employees of Bowater Canadian Forest Products Inc., (formerly Alliance Forest Products Inc.). The effect of the acquisition of these plans on Bowater’s 2002 and 2001 benefit obligation and assets is included in the table on the previous page from the date of the respective acquisition.

As of December 31, 2002, Bowater decreased the Plans’ weighted average discount rate from 6.9% to 6.5% to more closely approximate interest rates on high-quality, long-term obligations on the measurement date. In 2002, the assumed inflationary pre-65 health care cost trend rate used to determine cost was 10.0%, decreasing to 9.7% in 2003 and gradually decreasing to an ultimate rate of 5.4% in 2014. The assumed inflationary post-65 health care cost trend rate used to determine cost was 11.7% decreasing to 11.1% in 2003 and gradually decreasing to an ultimate rate of 5.4% in 2014. The rate used to determine 2001 cost was 9.5% gradually decreasing to an ultimate rate of 5.5% in 2009. Variations in this health care cost trend rate can have a significant effect on the amounts reported. An increase of 1% in this assumption would increase the accumulated postretirement benefit obligation (“APBO”) by approximately $24.2 million, or 11%, and would increase the annual service cost and interest cost by approximately $2.1 million, or 13%. A decrease of 1% in this assumption would decrease the APBO by approximately $20.6 million, or 9%, and would decrease the annual service cost and interest cost by approximately $1.7 million, or 11%.

The sum of the projected benefit obligations and the sum of the fair value of Plan assets for pension Plans with projected benefit obligations in excess of plan assets were $1,491.6 million and $1,024.4 million, respectively, as of December 31, 2002, and were $1,391.0 million and $1,125.1 million, respectively, as of December 31, 2001. The sum of the accumulated benefit obligations and the sum of the fair value of Plan assets for pension Plans with accumulated benefit obligations in excess of Plan assets were $1,314.5 million and $1,007.6 million, respectively, as of December 31, 2002, and were $832.5 million and $670.2 million, respectively, as of December 31, 2001.

The provisions of SFAS No. 87, “Employees’ Accounting for Pensions,” required Bowater to record an additional minimum liability of $221.2 million and $60.1 million at December 31, 2002 and 2001, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of Plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $7.6 million and $2.7 million at December 31, 2002 and 2001, respectively, are included on the line titled “Other assets” in the Consolidated Balance Sheet. The remaining amounts of $135.2 million and $36.1 million, net of minority interest and related tax benefits, are recorded as a component of shareholders’ equity on the line titled “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet at December 31, 2002 and 2001, respectively.

In addition to the previously described pension and non-pension postretirement Plans, we also sponsor defined contribution Plans within the United States and for certain sites outside of the United States. Employees are allowed to contribute to the Plans, and we make a matching contribution between 3.6% and 7.2% of the employees’ compensation. Our expense for the defined contribution Plans totaled $5.6 million in 2002, $6.1 million in 2001, and $5.7 million in 2000.

Note 15. Income Taxes

The components of “Income (loss) before income taxes and minority interests” consist of United States loss of $158.8 million in 2002 and income of $109.3 million and $84.3 million in 2001 and 2000, respectively, and foreign loss of $92.0 million in 2002 and income of $79.8 million and $154.9 million in 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income tax expense (benefit) consists of:

(In millions)	2002	2001	2000

Federal:
Current	$(66.6)	$(5.1)	$17.6
Deferred	(1.7)	43.6	10.9

	(68.3)	38.5	28.5

State:
Current	0.4	(6.2)	5.0
Deferred	(6.6)	14.0	(8.2)

	(6.2)	7.8	(3.2)

Foreign:
Current	(3.7)	27.1	14.8
Deferred	(22.3)	3.6	30.2

	(26.0)	30.7	45.0

Total:
Current	(69.9)	15.8	37.4
Deferred	(30.6)	61.2	32.9

	$(100.5)	$77.0	$70.3

The components of deferred income taxes at December 31, 2002 and 2001, in the accompanying Consolidated Balance Sheet are as follows:

(In millions)	2002	2001

Timber and timberlands (1)	$(53.6)	$(72.4)
Fixed assets, net	(677.3)	(627.2)
Deferred gains	(115.1)	(84.6)
Other assets	(8.3)	(36.0)

Deferred tax liabilities	(854.3)	(820.2)

Current assets (2)	2.6	2.6
Current liabilities (2)	8.5	18.2
Employee benefits and other long-term liabilities	193.7	138.3
United States tax credit carryforwards	110.7	39.4
Canadian investment tax credit carryforwards	14.8	12.9
Ordinary loss carryforwards	42.2	49.3
Valuation allowance	(25.3)	(19.7)

Deferred tax assets	347.2	241.0

Net deferred tax liability	$(507.1)	$(579.2)

(1)	Includes the deferred tax impact of the capitalization of lease payments, management fees and property taxes of approximately $116.6 million and $112.9 million at December 31, 2002 and 2001, respectively.

(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet.

The increase in the valuation allowance during 2002, of $5.6 million was due primarily to foreign tax credit expected realization. As of December 31, 2002, $3.4 million of the valuation allowance is attributable to the acquisition of Avenor and will reduce goodwill upon reversal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the United States federal statutory and effective tax rates as a percentage of income before income taxes and minority interests:

	2002	2001	2000

United States federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1	2.2	(1.9)
Foreign taxes	3.9	0.4	(1.5)
Goodwill	–	4.1	3.4
Canadian investment tax credits	1.3	1.5	(3.2)
Foreign exchange and asset revaluation	(1.9)	(2.5)	(2.4)
Other, net	0.7	–	–

Effective income tax rate	40.1%	40.7%	29.4%

At December 31, 2002, we had United States federal and state net operating loss carryforwards of $26.5 million and $425.8 million, respectively, and Canadian federal and provincial net operating loss carryforwards of $17.7 million and $119.1 million, respectively. In addition, $14.8 million of Canadian investment tax credit carryforwards and $110.7 million of United States tax credit carryforwards were available to reduce future income taxes. The United States federal and state loss carryforwards expire at various dates up to 2022. The Canadian noncapital loss and investment tax credit carryforwards expire at various dates between 2003 and 2012. Of the United States tax credit carryforwards, $102.8 million consists of alternative minimum tax credits that have no expiration. We believe that deferred tax assets, net of the existing valuation allowance of $25.3 million at December 31, 2002, will be ultimately realized.

The cumulative amount of CNC’s undistributed earnings through 1992, on which we have not provided income taxes, was $14.3 million as of December 31, 2002. Distribution of these earnings would qualify for the 80% dividend exclusion.

At December 31, 2002, unremitted earnings of subsidiaries outside the United States totaling $128.9 million were deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Note 16. Dividends to Minority Interest Shareholder

The Board of Directors of CNC declared dividends of $9.2 million in 2002 and $157.8 million in 2001. As a result, $4.5 million was paid in 2002 and $77.3 million was paid in 2001 to the minority shareholder. Of the $77.3 million dividend paid in 2001, a $60.1 million dividend was paid from the proceeds of the CNC notes receivable monetization as discussed in Note 5. “Net Gain on Sale of Assets.”

Note 17. Commitments and Contingencies

a.	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Our management believes that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

b.	Bowater maintains standby letters of credit in connection with its workers compensation insurance program. At December 31, 2002, there were standby letters of credit of $10.8 million outstanding under workers compensation insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.	Bowater currently has recorded $17.8 million for environmental liabilities. Approximately $16.0 million of this $17.8 million relates to environmental reserves established in connection with prior acquisitions (Note 11 “Acquisition/Divestiture and Severance Related Liabilities”). The majority of these liabilities are recorded at undiscounted amounts and are included in other long-term liabilities on the Consolidated Balance Sheet. The $17.8 million represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management. During 2002, environmental reserves were increased by approximately $2.9 million related to the Alliance acquisition. Approximately $15.1 million of the $17.8 million relates to two Canadian mills for costs primarily associated with soil remediation, air compliance and landfill closure and one United States mill for costs primarily for soil testing and monitoring acquired in connection with the Alliance acquisition.

As of December 31, 2002, Bowater has been notified that we are a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to three sites in South Carolina. One site contained a small landfill on a timber tract sold to CNC by a third party. The third party has remediated the site and continues to monitor the groundwater. Bowater has not been requested to contribute to the remediation costs. One site is a timber tract owned by CNC in which unknown third parties discarded several hundred steel drums containing small amounts of textile residue. The EPA, based on the remoteness of the site, has listed it as “No Further Action Status” in September 2002. The remaining site is a Superfund site where several parties, including Bowater, shipped used steel drums for reclamation. The EPA has remediated the remaining Superfund site for a total cost of approximately $6.2 million. We were notified initially that we were one of the 27 larger PRPs, but the EPA revised its determination in March 2002 and we are only a de minimus PRP. Bowater was also named as a de minimus PRP in a used oil recycling site in Cleveland, Tennessee. The EPA has agreed to release Bowater at that site for a payment of less than $20,000. Bowater does not believe it will be liable for any significant amounts at these sites.

d.	Bowater, several other paper companies, and 120 other companies have been named as defendants in asbestos personal injury actions based on product liability claims. These actions generally allege occupational exposure to numerous products. Bowater has denied the allegations and no specific product of Bowater has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury.

These suits have been filed by approximately 840 claimants who sought monetary damages in civil actions pending in state courts in Illinois, Mississippi, Missouri, New York and Texas. Approximately 220 of these actions have been dismissed, either voluntarily or by summary judgment. Insurers are defending these cases and we have not settled or paid any of these claimants. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage.

While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on Bowater’s business, financial position or results of operations.

e.	On December 28, 2001, we filed a lawsuit against the Tennessee Valley Authority (TVA) alleging that TVA overcharged us for electricity it supplied to our Calhoun, Tennessee and Grenada, Mississippi facilities. We are seeking approximately $35 million in damages, and TVA has not filed any counterclaims. The case is still in the discovery stage in federal court in Knoxville, Tennessee, scheduled for trial in April 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Cumulative and Redeemable Preferred Stock

Bowater is authorized to issue 10.0 million shares of serial preferred stock, $1 par value. As of December 31, 2002, no preferred shares were issued or outstanding.

Note 19. Stock-Based Compensation

Bowater has three stock option plans – 1997, 2000 and 2002. These plans authorized the grant of up to 5.4 million shares of our Common Stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock awards. The option price for options granted under the 1997, 2000 and 2002 plans was based on the fair market value of our Common Stock on the date of grant.

All options granted through December 31, 2000, were exercisable at December 31, 2002. Options granted in 2002 and 2001 generally become exercisable over a period of two years. Unless terminated earlier in accordance with their terms, all options expire 10 years from the date of grant. The plans provide that any outstanding options will become immediately exercisable upon a change in control of Bowater. In such event, grantees of options have the right to require us to purchase such options for cash in lieu of the issuance of Common Stock. We received $7.5 million in 2002, $2.2 million in 2001 and $6.8 million in 2000 from the exercise of stock options. The exercise of stock options also generated tax benefits for us of $1.5 million in 2002, $0.5 million in 2001 and $1.9 million in 2000.

Bowater recorded a pre-tax charge of $1.3 million, $2.1 million and $2.2 million, respectively, in 2002, 2001 and 2000 for intrinsic value on its 2002 and 2000 stock option grants per the provisions of FASB Interpretation No. 44 involving stock compensation transactions recorded under the rules outlined in APB Opinion No. 25. This charge was based on a measurement date that coincided with shareholder approval of the 2002 and 2000 stock option plan. Using a measurement date based on the 2002 and 2000 grant date and the assumptions in the table in Note 1 “Summary of Significant Accounting Policies — Stock-Based Compensation”, the weighted average fair value of each option would have been $15.18 and $17.51 for the 2002 and 2000 grant.

Information with respect to options granted under the stock option plans is as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares (000’s)	Price	Shares (000’s)	Price	Shares (000’s)	Price

Outstanding at beginning of year	2,994	$43	2,285	$40	1,884	$37
Granted during the year	759	47	823	51	616	48
Exercised during the year	(212)	33	(79)	31	(212)	31
Canceled during the year	—	0	(35)	49	(3)	23

Outstanding at end of year	3,541	45	2,994	43	2,285	40

Exercisable at end of year	2,376	$43	1,881	$39	1,546	$37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable
	at December 31, 2002			at December 31, 2002

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number of	Exercise	Contractual	Number of	Exercise
Prices	Shares (000's)	Price	Life (years)	Shares (000's)	Price

$21 to $30	293	$27	1.2	293	$27
$31 to $40	255	35	3.0	255	35
$41 to $50	2,329	46	6.8	1,495	46
$51 to $60	664	52	8.0	333	52

	3,541	$45	4.8	2,376	$43

Bowater has an Equity Participation Rights (“EPR”) Plan that allows it to grant equity participation rights to its employees. These rights confer an interest in the appreciation of Bowater’s Common Stock price, but no right to acquire stock ownership. The rights have a vesting period of two years and, unless terminated earlier in accordance with their terms, expire 10 years after the grant date. The exercise price is the fair market value of Bowater Common Stock on the day of grant. The rights may be redeemed only for cash, and the amount paid to the employee at the time of exercise is the difference between the exercise price and the average high/low of Bowater’s Common Stock on the day of exercise. Bowater granted 292,000 EPR’s in 2002 at an exercise price of $47.03, granted 247,500 EPRs in 2001 at an exercise price of $51.93 and granted 930,000 EPRs in 2000 at an average exercise price of $53.20. At December 31, 2002, there were 2,140,450 EPRs outstanding and 2,044,179 EPRs exercisable at a weighted average exercise price of $48.25 and $48.30, respectively. At December 31, 2001, there were 1,958,975 EPRs outstanding and 1,807,163 EPRs exercisable at a weighted average exercise price of $48.21 and $44.08, respectively.

Bowater-Halla Paper Co., Ltd. (“Halla”), our subsidiary located in South Korea, also has an EPR plan and has issued stock options. The stock of Halla is not publicly traded. Therefore, the fair market value of the stock is determined annually by a third-party appraisal.

We record a liability for the Bowater and Halla EPRs and the Halla options during the vesting period and adjust this liability at each reporting period based on changes in the fair market value of the respective stocks. The liability amounts recorded at December 31, 2002 and 2001, are $1.0 million and $14.8 million, respectively. The charges (income) reflected in the Consolidated Statement of Operations pertaining to these rights and options were $(3.2) million, $(8.6) million, $16.3 million for the years 2002, 2001 and 2000, respectively.

On January 28, 2003, Bowater granted 82,510 restricted stock awards to certain officers under the 2002 stock option plan. In accordance with APB 25, we will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the grant. The expense measured under SFAS No. 123 does not differ from that under APB 25. Shares of restricted stock awarded under the 2002 plan vest at the rate of 50% of each award on the first anniversary of the award date and the remaining 50% on the second anniversary of the award date. Restricted shares awarded under the 2002 stock option plan are subject to forfeiture in the event of termination of employment prior to the vesting dates. Prior to vesting, the participants may vote and receive dividends. The market value of the restricted shares granted on January 28, 2003 was approximately $3.3 million and will be recorded as unearned compensation, which is a separate component of shareholders’ equity in the first quarter of 2003. The unearned compensation will be amortized over the vesting period beginning in the first quarter of 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Exchangeable Shares

In conjunction with the 1998 acquisition of Avenor, Bowater’s indirect wholly-owned subsidiary, Bowater Canada Inc. (“BCI”), issued 3,773,547 shares ($183.6 million) of no par value Exchangeable Shares. Since 1998, BCI has issued an additional 1,359,620 Exchangeable Shares ($66.2 million) upon the redemption of Avenor’s 7.50% Convertible Unsecured Subordinated Debentures and 5,505 Exchangeable Shares ($0.3 million) for conversions prior to the redemption. BCI issued an additional 856,237 Exchangeable Shares ($39.9 million) in connection with the 2001 acquisition of Alliance. The Exchangeable Shares are exchangeable at any time, at the option of the holder, on a one-for-one basis for shares of Bowater Common Stock. Through December 31, 2002, 4,346,137 Exchangeable Shares ($211.4 million) had been exchanged for the same number of Bowater common shares and 5,524 Exchangeable Shares ($0.3 million) cancelled. Holders of Exchangeable Shares have voting rights substantially equivalent to holders of Bowater Common Stock and are entitled to receive dividends equivalent, on a per-share basis, to dividends paid by Bowater on its Common Stock. On December 31, 2002, 1,643,248 Exchangeable Shares ($78.3 million) were outstanding.

Note 21. Treasury Stock

At December 31, 2002, Bowater held 11,617,494 shares of its Common Stock as treasury stock to pay for employee and director benefits and to fund its Dividend Reinvestment Plan. The shares are valued at their acquisition cost of $486.3 million. As of December 31, 2001, we held 11,619,812 shares at a cost of $486.4 million.

In May 1999, the Board of Directors authorized the repurchase of up to 5.5 million shares of Bowater’s Common Stock in the open market, subject to normal trading restrictions. We made no purchases under the program during 2002 or 2001. During 2000, we purchased 2,125,900 shares of Common Stock at a cost of $103.7 million. Since the beginning of the program, we purchased 3.1 million shares at a total cost of $155.5 million.

Note 22. Timberland Leases and Operating Leases

Bowater controls timberlands under long-term leases expiring 2003 to 2058 for which aggregate lease payments were $0.5 million in 2002, $0.6 million in 2001 and $0.7 million in 2000. These lease costs are capitalized as part of timberlands and are charged against revenue at the time the timber is harvested.

In addition, we lease a manufacturing facility (Covington), certain office premises, office equipment and transportation equipment under operating leases. Total rental expense for these operating leases was $8.0 million in 2002, $7.5 million in 2001 and $5.7 million in 2000.

At December 31, 2002, the future minimum rental payments under timberland leases and operating leases are:

	Timberland	Operating
(In millions)	Lease Payments	Leases, Net

2003	$0.5	$9.6
2004	0.5	7.8
2005	0.5	6.5
2006	0.5	5.0
2007	0.5	3.2
Thereafter	14.6	14.3

	$17.1	$46.4

In addition, we manage over 32 million acres of Crown-owned land in Canada on which we have cutting rights. We make payments to various Canadian provinces based on the amount of timber harvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bowater enters into various agreements, primarily supply agreements, in the normal course of business. In connection with the acquisition of Alliance, Bowater assumed various long-term supply contracts the more significant including a fiber supply contract, at market prices, for its Coosa Operation and a steam supply contract at its Dolbeau Operation. The Coosa fiber supply contract expires in 2014 and has total commitments of approximately $125.5 million ($24.0 million in years 1-2, $31.0 million in years 3-5 and $70.5 million thereafter). In addition, our Dolbeau Operation’s steam supply contract expires in 2023 and has total commitments of approximately $175 million ($7.1 million in years 1-5 and $139.5 million thereafter).

A Nuway coating facility located in Covington, Tennessee was constructed for Bowater in 2002. Construction of the facility was financed through a special purpose entity (“SPE”). Bowater has no ownership interest in the SPE. Bowater Nuway Inc., a wholly-owned subsidiary of Bowater, has entered into a lease commitment with the SPE, the lessor in the transaction, for this facility. The Covington, Tennessee facility commenced operations in March of 2002. Total costs incurred by the SPE for the construction of the Covington facility was approximately $52.3 million. The assets and debt associated with this facility are not consolidated in Bowater’s financial statements. The lease is classified as operating lease and the payments expensed in accordance with Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” This arrangement provides favorable cost financing. The future minimum lease payments are approximately $1.5 million per year. The base lease term for the facility expires on April 30, 2006. We have options at the end of the base lease term to (1) extend the lease term annually for an additional five years, (2) purchase the leased property or (3) terminate the lease agreement. In the event that the lease agreement is terminated, Bowater Nuway Inc. (as lessee) must cause the facility to be sold and the lessor to be paid a residual value guarantee of approximately 83% of the lessor’s investment in the facility. The present value of rental payments, estimated termination costs and the residual value guarantee at the inception of the lease do not exceed in the aggregate 89.5% of the lessor’s investment in the facility. Upon consummation of the sale, the lessor is entitled to retain an amount equal to its remaining investment in the facility, and any balance of the sale proceeds is to be paid to the lessee. Bowater has guaranteed the lessee’s obligations under this arrangement. In January 2003, The FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. Under the new guidance in FIN 46, we would be required to consolidate the SPE and include the SPE’s total assets and debt of on our Consolidated Balance Sheet effective July 1, 2003. Total assets and debt of the SPE as of December 31, 2002, was approximately $51.9 million and $49.2 million, respectively. Management is currently assessing alternate financing structures for this SPE.

In July 2002, Bowater terminated a lease arrangement related to the planned construction of a second Nuway coating facility in the mid-Atlantic region. Construction of the mid-Atlantic facility was being financed through a special purpose entity. The construction of the mid-Atlantic facility has been indefinitely postponed. As a result of the lease termination, we purchased the leased equipment for approximately $14 million, which is included in cash invested in fixed assets, timber and timberlands on the consolidated statement of cash flows. We utilized our existing credit facilities to purchase the leased equipment from the special purpose entity.

Note 23. Segment Information

Description of the types of products and services from which each reportable segment derives its revenues:

On September 24, 2001, Bowater completed the purchase of Alliance. As a result of the acquisition, Bowater is organized into five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, the Forest Products Division and the Canadian Forest Products Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate & other eliminations.” Therefore, the other four divisions are our reportable segments. Certain segment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

information for the years ended December 31, 2001 and 2000 have been reclassified to conform to the 2002 presentation.

NEWSPRINT DIVISION

The Newsprint Division operates seven manufacturing sites, including Ponderay Newsprint Company, an unconsolidated partnership, in the United States, Canada and South Korea. The principal product at these manufacturing sites is newsprint, but several of the sites also produce market pulp and uncoated specialty papers. This division has primary responsibility for the domestic and international marketing and sales of newsprint.

COATED AND SPECIALTY PAPERS DIVISION

The Coated and Specialty Papers Division operates a manufacturing site that produces coated paper, newsprint (until January 2003), market pulp and uncoated specialty papers, and two Nuway coating facilities, both located in the United States. This division is responsible for the marketing and sales of the full spectrum of all coated and uncoated specialty papers manufactured by Bowater.

PULP DIVISION

The Pulp Division markets and distributes market pulp produced at the Calhoun, Tennessee; Catawba, South Carolina; Thunder Bay, Ontario; and Coosa Pines, Alabama, sites. Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division’s administrative expenses are included in “Corporate and other eliminations.” Accordingly, no separate results are reported for this division.

FOREST PRODUCTS DIVISION

The Forest Products Division manages 1.1 million acres of timberland owned or leased in the United States and the Canadian provinces of Ontario and Nova Scotia and over 8.3 million acres of Crown-owned land in the province of Ontario on which we have cutting rights. The division also operates three softwood sawmills, supplies wood fiber to our pulp and paper production sites and markets and sells timber and southern yellow pine lumber in North America.

CANADIAN FOREST PRODUCTS DIVISION

The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The division manages 0.4 million acres of owned or leased timberland and over 23.4 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. The division also operates nine sawmills and one wood treatment plant, supplies wood to four paper mills and nine sawmills, and is responsible for the marketing and sales of its timber and lumber production.

Factors management used to identify our segments:

Bowater’s reportable segments are business units responsible for the marketing and sales of different products. They are managed separately because of the different products they are responsible for manufacturing and distributing.

The line entitled “Segment income (loss)” in the following tables is equal to “Operating income (loss)” as presented in our Consolidated Statement of Operations. In addition, none of the income or loss items following “Operating income (loss)” in our Consolidated Statement of Operations are allocated to our segments, since they are reviewed separately by Bowater’s management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize information about segment profit and loss and segment assets for the three years ended December 31, 2002, 2001 and 2000:

		Coated and	Forest	Canadian Forest		Corporate/
	Newsprint	Specialty Papers	Products	Products	Special	Other
2002 (In millions)	Division	Division	Division	Division	Items	Eliminations	Total

Sales – including internal sales	$1,318.2	$484.2	$95.1	$744.9	$–	$–	$2,642.4
Eliminations of inter-segment sales	–	–	–	–	–	(61.3)	(61.3)

Sales	$1,318.2	$484.2	$95.1	$744.9	$–	$(61.3)	$2,581.1

Depreciation, amortization and cost of timber harvested	$192.3	$64.2	$9.5	$71.6	$–	$2.9	$340.5

Segment income (loss)	$(66.0)	$(35.2)	$(2.6)	$6.7	$85.7	$(84.3)	$(95.7)

Total assets	$2,942.8	$717.4	$245.1	$1,305.3	$–	$379.7	$5,590.3

Capital expenditures	$48.1	$136.5	$40.2	$9.4	$–	$4.5	$238.7

		Coated and	Forest	Canadian Forest		Corporate/
	Newsprint	Specialty Papers	Products	Products	Special	Other
2001 (In millions)	Division	Division	Division	Division	Items	Eliminations	Total

Sales – including internal sales	$1,412.6	$516.4	$74.0	$518.3	$–	$–	$2,521.3
Eliminations of inter-segment sales	–	–	–	–	–	(67.0)	(67.0)

Sales	$1,412.6	$516.4	$74.0	$518.3	$–	$(67.0)	$2,454.3

Depreciation, amortization and cost of timber harvested	$187.2	$60.8	$11.3	$51.6	$–	$10.4	$321.3

Segment income (loss)	$115.6	$25.7	$(3.2)	$74.7	$163.3	$(62.7)	$313.4

Total assets	$3,111.7	$624.6	$258.6	$1,372.6	$–	$393.5	$5,761.0

Capital expenditures	$86.4	$121.3	$15.5	$19.1	$–	$4.5	$246.8

		Coated and	Forest	Canadian Forest		Corporate/
	Newsprint	Specialty Papers	Products	Products	Special	Other
2000 (In millions)	Division	Division	Division	Division	Items	Eliminations	Total

Sales – including internal sales	$1,464.7	$586.9	$104.7	$419.8	$–	$–	$2,576.1
Eliminations of inter-segment sales	–	–	–	–	–	(75.8)	(75.8)

Sales	$1,464.7	$586.9	$104.7	$419.8	$–	$(75.8)	$2,500.3

Depreciation, amortization and cost of timber harvested	$168.1	$58.5	$15.3	$42.7	$–	$10.6	$295.2

Segment income (loss)	$236.6	$136.1	$15.0	$58.1	$7.3	$(89.8)	$363.3

Total assets	$2,741.5	$549.0	$398.2	$930.3	$–	$385.1	$5,004.1

Capital expenditures	$130.0	$111.7	$23.5	$17.3	$–	$0.7	$283.2

Special items consist of gain on sale of assets (see Note 5. “Net Gain on Sale of Assets”).

In 2002, Bowater sold newsprint to various related parties. Newsprint tons sold to related parties that are consolidated in our Consolidated Statement of Operations represent approximately 12% of our total newsprint tons sold. No single customer, related or otherwise, accounted for 10% or more of Bowater’s 2002 consolidated sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Sales by Product

(In millions)	2002	2001	2000

Newsprint	$1,199.2	$1,438.7	$1,421.5
Coated and specialty papers	613.1	479.6	428.4
Market pulp	498.7	403.9	546.3
Lumber	243.4	98.1	61.7
Other	26.7	34.0	42.4

	$2,581.1	$2,454.3	$2,500.3

	Sales by Country (1)

(In millions)	2002	2001	2000

United States	$1,862.7	$1,731.9	$1,711.5
Canada	205.2	152.1	197.0
Korea	99.9	110.5	134.1
United Kingdom	82.5	56.1	52.2
Mexico	81.9	82.2	74.1
Italy	40.2	32.4	42.4
Brazil	29.7	52.4	59.3
Japan	26.7	31.7	42.8
Other countries (2)	152.3	205.0	186.9

	$2,581.1	$2,454.3	$2,500.3

	Long-Lived Assets by Country (3)

(In millions)	2002	2001	2000

United States	$2,083.0	$2,164.8	$1,671.1
Canada	1,678.6	1,764.3	1,431.4
Korea	172.8	183.1	187.1

	$3,934.4	$4,112.2	$3,289.6

(1)	Revenues are attributed to countries based on the location of the customer. No one customer represented 10% or more of consolidated sales.

(2)	No country in this group exceeded 10% of consolidated sales.

(3)	Excludes goodwill

Note 24. Quarterly Information (Unaudited)

Year ended December 31, 2002
(In millions, except per-share amounts)	First		Second	Third	Fourth		Year

Sales	$624.2		$646.8	$643.8	$666.3		$2,581.1
Operating income (loss)	46.8	(1)	(35.4)	(36.7)	(70.4	)(2)	(95.7)
Net income (loss)	10.2		(53.7)	(32.3)	(66.6)		(142.4)
Basic earnings (loss) per common share	0.18		(0.95)	(0.57)	(1.17)		(2.50)
Diluted earnings (loss) per common share	0.18		(0.95)	(0.57)	(1.17)		(2.50)

Year ended December 31, 2001
(In millions, except per-share amounts)	First	Second		Third	Fourth		Year

Sales	$604.9	$585.2		$558.8	$705.4		$2,454.3
Operating income	89.6	139.7	(3)	22.2	61.9	(4)	313.4
Net income (loss)	37.7	18.6		(1.8)	16.0		70.5
Basic earnings (loss) per common share	0.73	0.36		(0.04)	0.28		1.33
Diluted earnings (loss) per common share	0.72	0.36		(0.04)	0.28		1.32

(1)	Includes a net gain on sale of assets of $71.5 million.

(2)	Includes an asset impairment charge of $28.5 million.

(3)	Includes a net gain on sale of assets of $85.0 million.

(4)	Includes a net gain on sale of assets of $79.8 million.

Management’s Statement Of Responsibility

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

There is an Audit Committee of the Board of Directors composed of four nonemployee directors who meet regularly with management, the internal auditors and KPMG LLP to discuss specific accounting, reporting and internal control matters. Both the independent auditors and internal auditors have full and free access to the Audit Committee.

Independent Auditors’ Report

The Board of Directors of Bowater Incorporated:

We have audited the accompanying consolidated balance sheet of Bowater Incorporated and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, capital accounts and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowater Incorporated and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ KPMG LLP
KPMG LLP
Atlanta, Georgia
February 26, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding Bowater’s directors is incorporated by reference to the material under the heading “Election of Directors-Information on Nominees and Directors” in our Proxy Statement with respect to the Annual Meeting of Shareholders scheduled to be held May 8, 2002, filed under Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).

Information regarding Bowater’s executive officers is provided under the caption “Executive Officers of the Registrant as of March 12, 2003” on pages 12-13 of this Form 10-K.

Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference to the material under the headings “Election of Directors-Information on Nominees and Directors-Director Compensation”, “Human Resources and Compensation Committee Report on Executive Compensation”, “Total Shareholder Return” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning (1) any person or group known to Bowater to be the beneficial owner of more than 5% of its voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading “Stock Ownership” in the Proxy Statement.

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of December 31, 2002.

			Common Shares
			Remaining Available
	Common Shares to be	Weighted Average	for Future Issuance
	Issued upon Exercise of	Exercise Price per	Under Equity
Plan	Outstanding Options	Share	Compensation Plan

1988 Stock Option Plan	65,000	$34.88	Plan expired
1992 Stock Option Plan	505,200	$30.27	Plan expired
1997 Stock Option Plan	832,750	$44.39	1,250
2000 Stock Option Plan	1,773,888	$49.04	1,112
2002 Stock Option Plan	364,444	$47.11	2,235,556 (1)

Total equity compensation plans approved by shareholders	3,541,282	$44.81	2,237,918 (1)

(1)	667,000 shares were awarded in January 2003.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference to the material under the heading “Related Party Transactions” in the Proxy Statement.

PART IV

Item 14. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures:

An evaluation of the effectiveness of the design and operation of Bowater’s disclosure controls and procedures was completed within the 90 days prior to the date of this report. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that Bowater’s disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in Bowater’s reports to the Securities and Exchange Commission.

(b)	Changes in Internal Controls:

           There were no significant changes in Bowater’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following are filed as a part of this Annual Report on Form 10-K:

(1)	The following are included at the indicated page of this Annual Report on Form 10-K:

Page(s)

Consolidated Statement of Operations for Each of the Years in the Three-Year Period Ended December 31, 2002	38
Consolidated Balance Sheet at December 31, 2002 and 2001	39
Consolidated Statement of Capital Accounts for Each of the Years in the Three-Year Period Ended December 31, 2002	40
Consolidated Statement of Cash Flows for Each of the Years in the Three- Year Period Ended December 31, 2002	41
Notes to Consolidated Financial Statements	42-73
Management’s Statement of Responsibility	74
Independent Auditors’ Report	74

(2)	The following financial statement schedule for the year ended December 31, 2002 is submitted:

Schedule II–Valuation and Qualifying Accounts	F-1
Independent Auditors’ Report on Schedule II	F-2

       All other financial statement schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1	Arrangement Agreement dated as of April 1, 2001, by and between the Company and Alliance Forest Products Inc. (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2001, File No. 1-8712).
3.1	Restated Certificate of Incorporation of Bowater Incorporated, as amended (incorporated by reference to Exhibit 4.2 to Bowater Incorporated’s Registration Statement No. 33-51569).
3.2	Certificate of Designation of the special voting stock of Bowater Incorporated (incorporated by reference to Exhibit 4.11 to Amendment No. 1 to Bowater Incorporated’s Registration Statement No. 333-57839 (“Amendment No. 1 to the Registration Statement”)).
3.3	Bylaws of Bowater Incorporated amended and restated as of May 20, 1998 (incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Registration Statement).
4.1	Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to Bowater Incorporated’s Registration Statement No. 2-93455).
4.2	See Exhibits 3.1, 3.2 and 3.3.
†10.1	Employment Agreement, dated as of July 20, 1994, by and between Bowater Incorporated and Arnold M. Nemirow (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1994, File No. 1-8712).
†10.2	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and Arthur D. Fuller (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 1997, File No. 1-8712).
†10.3	Employment Agreement, dated as of April 1, 1995, by and between Bowater Incorporated and E. Patrick Duffy (incorporated by reference to Exhibit 10.4 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 1995, File No. 1-8712).
†10.4	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and Richard K. Hamilton (incorporated by reference to Exhibit 10.16 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1997, File No. 1-8712 (the “1997 10-K”)).
†10.5	Employment Agreement, dated as of July 24, 1998, by and between Bowater Incorporated and David J. Steuart (incorporated by reference to Exhibit 10.5 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 1998 (the “September 1998 10-Q”)).
†10.6	Agreement, dated as of July 24, 1998, between David J. Steuart and Bowater Incorporated. (incorporated by reference to Exhibit 10.6 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 2000, File No. 1-8712 (the “2000 10-K”)).
†10.6.1	First Amendment to Agreement, dated as of July 24, 1998, between David J. Steuart and Bowater Incorporated. (incorporated by reference to Exhibit 10.8 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 2001, File No. 1-8712 (the “September 2001 10-Q”)).

Exhibit No.	Description

†10.7	Employment Agreement, dated as of April 1, 1996, by and between Bowater Incorporated and Anthony H. Barash (incorporated by reference to Exhibit 10.14 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1995, File No. 1-8712 (the “1995 10-K”)).
†10.7.1	Modification of Employment Agreement and Cancellation of Change in Control Agreement dated as of June 21, 2002, by and between Bowater Incorporated and Anthony H. Barash (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 2002, File No. 1-8712 (the “June 2002 10-Q”)).
†10.8	Employment Agreement, dated as of November 1, 1998, by and between Bowater Incorporated and Jerry R. Gilmore (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 1999, File No. 1-8712 (the “March 1999 10-Q”)).
†10.9	Employment Agreement, dated as of August 1, 1998, by and between Bowater Incorporated and William G. Harvey (incorporated by reference to Exhibit 10.3 to the September 1998 10-Q).
†10.10	Employment Agreement, dated as of October 21, 1996, by and between Bowater Incorporated and Steven G. Lanzl (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1996, File No. 1-8712 (the “1996 10-K”)).
†10.11	Employment Agreement, dated as of November 1, 1995, by and between Bowater Incorporated and David G. Maffucci (incorporated by reference to Exhibit 10.12 to the 1995 10-K).
†10.12	Form of Employment Agreement by and between Bowater Incorporated and each of Robert A. Moran and Michael F. Nocito (incorporated by reference to Exhibit 10.4 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1993, File No. 1-8712).
†10.12.1*	Modification of Employment Agreement and Cancellation of Change in Control Agreement dated as of December 31, 2002, by and between the Company and Robert A. Moran.
†10.13	Employment Agreement, dated as of July 24, 1998, by and between Bowater Incorporated and R. Donald Newman (incorporated by reference to Exhibit 10.4 to the March 1999 10-Q).
†10.14	Bowater Incorporated 2002 Stock Option Plan, dated as of January 30, 2002 (incorporated by reference to Exhibit 10.14 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 2001, File No. 1-8712).
†10.14.1	First Amendment to the Bowater Incorporated 2002 Stock Option Plan dated September 16, 2002. (incorporated by reference to Exhibit 10.1 of the September 2002 10-Q).
†10.15	Employment Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright (incorporated by reference to Exhibit 10.1 to the March 1999 10-Q).
†10.16	Form of Amended and Restated Change in Control Agreement, executed as of June 9, 2000, by and between Bowater Incorporated and each of E. Patrick Duffy, Arthur D. Fuller, Jerry R. Gilmore, Richard K. Hamilton, William G. Harvey, Steven G. Lanzl, David G. Maffucci, Arnold M. Nemirow, R. Donald Newman, Michael F. Nocito, David J. Steuart and James T. Wright (incorporated by reference to Exhibit 10.5 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 2000, File No. 1-8712 (the “September 2000 10-Q”)).
†10.17	Compensatory Benefits Plan of Bowater Incorporated, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.6 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 1999, File No. 1-8712 (the “June 1999 10-Q”)).

Exhibit No.	Description

†10.18	Outside Director Elective Stock Option Plan, dated as of March 2, 2001. (incorporated by reference to Exhibit 10.6 to the 2000 10-K).
†10.19	Deferred Compensation Plan for Outside Directors of Bowater Incorporated, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.18.1 to the 1996 10-K).
†10.19.1	Amendment No. 1 dated November 1, 2001 to the Bowater Incorporated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2002 (the “March 2002 10-Q)).
†10.20	Retirement Plan for Outside Directors of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.7 to the June 1999 10-Q).
†10.20.1	First Amendment to the Bowater Incorporated Retirement Plan for Outside Directors, executed on September 13, 2000 (incorporated by reference to Exhibit 10.6 to the September 2000 10-Q).
†10.20.2	Second Amendment dated as of November 6, 2001 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated February 26, 1999 (incorporated by reference to Exhibit 10.2 to the March 2002 10-Q).
†10.21	Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.8 to the June 1999 10-Q).
†10.21.1	First Amendment to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2000, File No. 1-8712 (the “March 2000 10-Q”)).
†10.22	Equity Participation Rights Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.9 to the June 1999 10-Q).
†10.22.1	First Amendment to Equity Participation Rights Plan of Bowater Incorporated, dated as of November 22, 1999 (incorporated by reference to Exhibit 10.32.1 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1999, File No. 1-8712 (the “1999 10-K”)).
†10.22.2	Amendment No. 2 dated May 3, 2002 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated February 26, 1999 (incorporated by reference to Exhibit 10.2 to the March 2002 10-Q).
†10.23	1988 Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Bowater Incorporated’s Proxy Statement for 1988, File No. 1-8712).
†10.23.1	Amendment to 1988 Stock Incentive Plan of Bowater Incorporated, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1989, File No. 1-8712).
†10.23.2	Second Amendment, effective April 15, 1998, to the 1988 Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.32.2 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1998, File No. 1-8712 (the “1998 10-K”)).
†10.23.3	Third Amendment, effective February 26, 1999, to the 1988 Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.10 to the June 1999 10-Q).

Exhibit No.	Description

†10.24	Amended and Restated Benefit Plan Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 1998, File No. 1-8712 (the “June 1998 10-Q”)).
†10.24.1	First Amendment, effective February 26, 1999, to the Amended and Restated Benefit Plan Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.11 to the June 1999 10-Q).
†10.25	Amended and Restated Executive Severance Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.3 to the June 1998 10-Q).
†10.25.1	First Amendment, effective February 26, 1999, to the Amended and Restated Executive Severance Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.12 to the June 1999 10-Q).
†10.26	Amended and Restated Outside Directors Benefit Plan Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.2 to the June 1998 10-Q).
†10.26.1	First Amendment, effective February 26, 1999, to the Amended and Restated Outside Directors Benefit Plan Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.13 to the June 1999 10-Q).
†10.27	Benefits Equalization Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.14 to the June 1999 10-Q).
†10.27.1	Amendment No. 1 dated December 12, 2001 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999 (incorporated by reference to Exhibit 10.1 of the March 2002 10-Q).
†10.28	1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the (incorporated by reference to Exhibit 10.8 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1991, File No. 1-8712).
†10.28.1	First Amendment, effective April 15, 1998, to the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.37.1 to the 1998 10-K).
†10.28.2	Second Amendment, effective February 26, 1999, to the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the June 1999 10-Q).
†10.29	Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.31 to the 1996 10-K).
†10.29.1	First Amendment, effective April 15, 1998, to the Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.38.1 to the 1998 10-K).
†10.29.2	Second Amendment, effective February 26, 1999, to the Bowater Incorporated 1997 Stock Option Plan, as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.16 to the June 1999 10-Q).
†10.30	Bowater Incorporated 2000 Stock Option Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.40 to the 1999 10-K).
†10.31	Senior Executive Retirement Plan of Bowater Incorporated’s subsidiary, Bowater Canadian Forest Products Inc. (formerly Bowater Pulp and Paper Canada Inc., and formerly Avenor Inc.), effective as of November 28, 1997 (incorporated by reference to Exhibit 10.40 to the 1998 10-K).

Exhibit No.	Description

†10.32	Bowater Incorporated Annual Incentive Plan, as amended and restated effective as of January 1, 1999 (incorporated by reference to Exhibit 10.2 to the March 2000 10-Q).
†10.33	Bowater Incorporated 2000-2002 Long-Term Incentive Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 2000, File No. 1-8712).
10.34	Licensing Agreement, dated as of December 30, 1976, as amended, between Bowater Incorporated and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to Bowater Incorporated’s Registration Statement No. 2-90172).
10.35	Trademark Agreement, dated May 8, 1984, between Bowater Incorporated and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to Bowater Incorporated’s Registration Statement No. 2-90172).
10.36	World-Wide Trademark Ownership, Use and Assignment Agreement, effective as of June 30, 1997, by and between Bowater Incorporated and Rexam plc (formerly Bowater plc) (incorporated by reference to Exhibit 10.40 to the 1997 10-K).
10.37	Support Agreement, dated as of July 24, 1998, between Bowater Incorporated, Bowater Canadian Holdings Incorporated and Bowater Canada Inc. (incorporated by reference to Annex G of the Joint Management Information Circular and Proxy Statement filed on June 18, 1998, on Schedule 14A for Bowater Incorporated, File No. 1-8712 (the “Schedule 14A”)).
10.38	Voting and Exchange Trust Agreement, dated as of July 24, 1998, between Bowater Incorporated, Bowater Canadian Holdings Incorporated, Bowater Canada Inc. and Montreal Trust Company of Canada (incorporated by reference to Annex F of the Schedule 14A).
10.39	Stock Purchase Agreement, dated as of May 18, 1999, by and between Inexcon Maine, Inc. and Bowater Incorporated (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Current Report on Form 8-K filed on September 1, 1999, File No. 1-8712 (the “September 1999 8-K”)).
10.39.1	Amendment No. 1, dated August 17, 1999, to the Stock Purchase Agreement, dated May 18, 1999, between Inexcon Maine, Inc. and Bowater Incorporated (incorporated by reference to Exhibit 2.1.1 to the September 1999 8-K).
10.40	Credit Agreement dated as of October 26, 2001 between Bowater Pulp and Paper Canada Inc. (as Borrower) (now known as Bowater Canadian Forest Products Inc.), Bowater Incorporated (as Guarantor), the Bank of Nova Scotia (as Administrative Agent) and the Banks from time to time parties thereto. (incorporated by reference to Exhibit 10.1 to the September 2001 10-Q).
10.40.1*	First Amending Agreement, dated October 18, 2002, to the Credit Agreement dated as of October 26, 2001 between Bowater Pulp and Paper Canada Inc. (as Borrower) (now known as Bowater Canadian Forest Products Inc.), Bowater Incorporated (as Guarantor), the Bank of Nova Scotia (as Administrative Agent) and the Banks from time to time parties thereto.
10.41	Purchase Agreement (the “Purchase Agreement”) dated as of October 31, 2001 by and among Bowater Canada Finance Corporation, Bowater Incorporated, Goldman, Sachs & Co., and J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I thereto. (incorporated by reference to Exhibit 10.2 of the September 2001 10-Q).
10.42	Indenture dated as of October 31, 2001 by and among Bowater Canada Finance Corporation (as Issuer), Bowater Incorporated (as Guarantor) and The Bank of New York (as Trustee). (incorporated by reference to Exhibit 10.3 of the September 2001 10-Q).

Exhibit No.	Description

10.43	Exchange and Registration Rights Agreement dated as of November 6, 2001 by and among Bowater Canada Finance Corporation, Bowater Incorporated, Goldman, Sachs & Co., and J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement. (incorporated by reference to Exhibit 10.4 of the September 2001 10-Q).
†10.44	Employment Agreement dated as of September 24, 2001, by and between the Company and Pierre Monahan. (incorporated by reference to Exhibit 10.5 of the September 2001 10-Q).
†10.45	Change in Control Agreement, dated as of September 24, 2001, by and between the Company and Pierre Monahan (incorporated by reference to Exhibit 10.6 of the September 2001 10-Q).
†10.46	Credit Agreement dated May 22, 2002 between Bowater Incorporated, JPMorgan Chase Bank, as Administrative Agent, and the lenders signatory thereto (incorporated by reference to 10.1 of the June 2002 10-Q).
†10.47*	Employment Agreement dated as of November 1, 1992, by and between the Company and Harry F. Geair.
†10.48*	Form of Amended and Restated Change in Control Agreement, executed as of June 9, 2000, by and between Bowater Incorporated and Harry F. Geair.
10.49*	Loan Agreement dated December 19, 2002 among Bowater Funding Inc. (as Borrower), Bowater Incorporated (as Initial Servicer), Suntrust Capital Market, Inc. and Wachovia Bank, National Association (as Co-Agents) and Suntrust Capital Markets, Inc. (as Administrative Agent).
10.50*	Receivables Sales Agreement dated December 19, 2002 among Bowater Incorporated, Lake Superior Holdings Incorporated and Bowater America Inc. (as Sellers) and Bowater Funding Inc. (as Buyer).
12.1*	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the registrant.
23.1*	Consent of Independent Auditors.

*     Filed with this Form 10-K.
†     This is a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K. Bowater Incorporated filed with the Securities and Exchange Commission Current Report on Form 8-K as follows:

On November 14, 2002, Bowater Incorporated filed a current report on Form 8-K which attached as exhibits certifications by the Company’s Chief Executive and Chief Financial Officers under Section 906 under the Sarbanes-Oxley Act of 2002.

(c)	The above-referenced exhibits are being filed with this report.

(d)	None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bowater has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWATER INCORPORATED

Date: March 13, 2003	By:	/s/ ARNOLD M. NEMIROW

Arnold M. Nemirow Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bowater and in the capacities indicated, as of March 13, 2003.

Signature	Title

/s/ARNOLD M. NEMIROW Arnold M. Nemirow	Director, Chairman, President and Chief Executive Officer

/s/DAVID G. MAFFUCCI David G. Maffucci	Executive Vice President and Chief Financial Officer

/s/MICHAEL F. NOCITO Michael F. Nocito	Vice President and Controller

/s/FRANCIS J. AGUILAR Francis J. Aguilar	Director

/s/RICHARD BARTH Richard Barth	Director

/s/CINDA A. HALLMAN Cinda A. Hallman	Director

/s/CHARLES J. HOWARD Charles J. Howard	Director

/s/L. JACQUES MéNARD L. Jacques Ménard	Director

/s/JOHN A. ROLLS John A. Rolls	Director

/s/ARTHUR R. SAWCHUK Arthur R. Sawchuk	Director

/s/TOGO D. WEST JR. Togo D. West, Jr.	Director

Certification

I, Arnold M. Nemirow, Chairman, President and Chief Executive Officer of Bowater Incorporated, certify that:

1.     I have reviewed this annual report on Form 10-K of Bowater Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
        (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Arnold M. Nemirow

Arnold M. Nemirow
Chairman, President and Chief Executive Officer

*     Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and
       15d-14. The required certification must be in the exact form set forth above.

Certification

I, David G. Maffucci, Executive Vice President and Chief Financial Officer of Bowater Incorporated, certify that:

2.	I have reviewed this annual report on Form 10-K of Bowater Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ David G. Maffucci David G. Maffucci, Executive Vice President and Chief Financial Officer

*     Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and
       15d-14. The required certification must be in the exact form set forth above.

Bowater Incorporated
Schedule II–Valuation and Qualifying Accounts
Years Ended December 31, 2002, 2001 and 2000

	Balance at	Charged to Cost			Balance at
(In millions)	Beginning of Year	and Expenses	Additions	Deductions	End of Year

Year ended December 31, 2002
Allowance for doubtful accounts	$3.6	$1.5	$—	$(0.5)	$4.6

Year ended December 31, 2001
Allowance for doubtful accounts	$2.7	$3.8	$—	$(2.9)	$3.6

Year ended December 31, 2000
Allowance for doubtful accounts	$3.4	$1.8	$—	$(2.5)	$2.7

F-1

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Bowater Incorporated

Under date of February 26, 2003, we reported on the consolidated balance sheet of Bowater Incorporated and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, capital accounts, and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index under Item 15(a)(2) in this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ KPMG LLP
KPMG LLP
Atlanta, Georgia
February 26, 2003

F-2