Form 10-Q
period 2003-03-31
BOWATER INC
filed 2003-05-15
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(864) 271-7733

(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2003.

Class	Outstanding at May 7, 2003

Common Stock, $1.00 Par Value	55,377,345 Shares

BOWATER INCORPORATED
I N D E X

Page
Number

PART I FINANCIAL INFORMATION
1. Financial Statements:
Consolidated Statement of Operations for the Three Months Ended March 31, 2003, and 2002	3
Consolidated Balance Sheet at March 31, 2003, and December 31, 2002	4
Consolidated Statement of Capital Accounts for the Three Months Ended March 31, 2003	5
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2003 and 2002	6
Notes to Consolidated Financial Statements	7-17
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-25
3. Quantitative and Qualitative Disclosures About Market Risk	25
4. Controls and Procedures	25
PART II OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 6. Exhibits and Reports on Form 8-K	27
SIGNATURES	28

BOWATER INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in millions of US dollars except per-share amounts)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Sales	$630.5	$624.2
Cost of sales, excluding depreciation, amortization and cost of timber harvested	516.5	470.6
Depreciation, amortization and cost of timber harvested	82.5	86.3
Distribution costs	62.1	56.5
Selling and administrative expense	36.8	35.5
Net gain on sale of assets	11.1	71.5

Operating income (loss)	(56.3)	46.8
Other expense (income):
Interest income	(1.0)	(1.0)
Interest expense, net of capitalized interest	39.9	41.8
Other, net	8.3	(0.1)

	47.2	40.7

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(103.5)	6.1
Provision for income tax expense (benefit)	(30.3)	(2.5)
Minority interests in net income (loss) of subsidiaries	(3.6)	(1.6)

Income (loss) before cumulative effect of accounting change	(69.6)	10.2
Cumulative effect of accounting change	(2.1)	—

Net income (loss)	(71.7)	10.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4.7	0.6
Unrealized gain on hedged transactions	39.9	1.5
Minimum pension liability adjustments	(2.5)	—

Comprehensive income	$(29.6)	$12.3

Basic earnings per common share*
Income (loss) before cumulative effect of accounting change	(1.22)	0.18
Cumulative effect of accounting change	(0.04)	—

Net income (loss)	$(1.26)	$0.18

Diluted earnings per common share*
Income (loss) before cumulative effect of accounting change	(1.22)	0.18
Cumulative effect of accounting change	(0.04)	—

Net income (loss)	$(1.26)	$0.18

*     Basic and diluted earnings per share are based on net income and do not include any impact from “Other comprehensive income (loss).” See Note 8.

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED

CONSOLIDATED BALANCE SHEET
(Unaudited, in millions of US dollars)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$87.7	$35.9
Accounts receivable, net	336.4	330.6
Inventories	281.7	257.2
Income taxes receivable	—	75.6
Other current assets	61.8	35.9

Total current assets	767.6	735.2
Timber and timberlands	212.3	212.0
Fixed assets, net	3,647.2	3,645.6
Goodwill	831.1	839.9
Other assets	180.1	157.6

Total assets	$5,638.3	$5,590.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$77.1	$84.3
Short-term bank debt	358.0	249.0
Accounts payable and accrued liabilities	422.0	411.9
Dividends payable	11.2	11.2

Total current liabilities	868.3	756.4
Long-term debt, net of current installments	2,039.9	2,037.4
Other long-term liabilities	458.4	450.7
Deferred income taxes	485.0	518.2
Minority interests in subsidiaries	71.3	72.1
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1 par value. Authorized 100,000,000 shares; issued 66,907,158 and 66,897,158 shares at March 31, 2003 and December 31, 2002, respectively	66.9	66.9
Exchangeable shares, no par value. Unlimited shares authorized; 1,643,248 outstanding at March 31, 2003 and December 31, 2002 respectively	78.3	78.3
Additional paid-in capital	1,597.2	1,596.8
Retained earnings	566.7	649.9
Unearned compensation	(2.9)	—
Accumulated other comprehensive loss	(108.0)	(150.1)
Treasury stock, at cost, 11,530,414 and 11,617,494 shares at March 31, 2003 and December 31, 2002, respectively	(482.8)	(486.3)

Total shareholders’ equity	1,715.4	1,755.5

Total liabilities and shareholders’ equity	$5,638.3	$5,590.3

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED

CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
For The Three Months Ended March 31, 2003
(Unaudited, in millions of US dollars except per-share amounts)

						Accumulated
			Additional			Other
	Common	Exchangeable	Paid-in	Retained	Unearned	Comprehensive	Treasury
	Stock	Shares	Capital	Earnings	Compensation	Loss	Stock

Balance at December 31, 2002	$66.9	$78.3	$1,596.8	$649.9	$—	$(150.1)	$(486.3)
Net loss	—	—	—	(71.7)	—	—	—
Dividends ($0.20 per share)	—	—	—	(11.5)	—	—	—
Foreign currency translation	—	—	—	—	—	4.7	—
Stock options exercised (10,000 shares)	—	—	0.2	—	—	—	—
Tax benefit on exercise of stock options	—	—	0.1	—	—	—	—
Stock option compensation	—	—	0.2	—	—	—	—
Pension plan additional minimum liability net of tax benefit of $1.8	—	—	—	—	—	(2.5)	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (4,570 shares)	—	—	—	—	—	—	0.1
Restricted stock grant (82,510 shares from Treasury Stock)	—	—	(0.1)	—	(3.3)	—	3.4
Amortization of unearned compensation	—	—	—	—	0.4	—	—
Unrealized gain on hedged transactions, net of tax provision of $24.4	—	—	—	—	—	39.9	—

Balance at March 31, 2003	$66.9	$78.3	$1,597.2	$566.7	$(2.9)	$(108.0)	$(482.8)

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in millions of US Dollars)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$(71.7)	$10.2
Cumulative effect of accounting change	2.1	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	82.5	86.3
Deferred income taxes	(30.8)	(3.3)
Amortization of unearned compensation	0.4	—
Minority interests in net income (loss) of subsidiaries	(3.6)	(1.6)
Net gain on sale of assets	(11.1)	(71.5)
Receipts (payments) on maturity of hedging contracts	2.7	(4.0)
Changes in working capital:
Accounts receivable, net	(5.8)	(16.8)
Inventories	(24.5)	(20.7)
Income taxes receivable	75.6	—
Accounts payable and accrued liabilities	2.8	(37.3)
Income taxes payable	20.4	0.7
Other, net	9.6	(3.5)

Net cash from (used for) operating activities	48.6	(61.5)
Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(96.3)	(70.4)
Disposition of assets, including timber and timberlands	11.4	16.1
Proceeds from the monetization of notes receivable	—	88.1
Cash invested in marketable securities	—	(3.5)
Cash from maturity of marketable securities	—	3.8

Net cash from (used for) investing activities	(84.9)	34.1
Cash flows from financing activities:
Cash dividends, including minority interests	(11.5)	(14.8)
Short-term financing	344.9	254.3
Short-term financing repayments	(235.9)	(228.0)
Purchases/payments of long-term debt	(9.7)	(2.4)
Stock options exercised	0.2	4.7
Other	0.1	—

Net cash from financing activities	88.1	13.8

Net increase (decrease) in cash and cash equivalents	51.8	(13.6)
Cash and cash equivalents at beginning of year	35.9	28.3

Cash and cash equivalents at end of period	$87.7	$14.7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest of $3.0 and $1.5	$21.5	$22.4
Income taxes	$1.0	$1.0

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED

Notes to Consolidated Financial Statements - Unaudited

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (“Bowater”). The consolidated balance sheet as of March 31, 2003 and the related statement of operations, capital accounts and cash flows for the three-month periods ended March 31, 2003 and 2002 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2002 presentation.

2.	Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Bowater adopted the disclosure requirements of FIN 45 effective with our Annual Report on Form 10-K for the year ending December 31, 2002. Bowater adopted the recognition requirements of FIN 45 on January 1, 2003. Bowater’s off-balance sheet guarantees, which are disclosed in our Annual Report on Form 10-K for the year ending December 31, 2002, were entered into prior to December 31, 2002, therefore the adoption did not have an impact on our first quarter 2003 financial statements.

3.	Asset Retirement Obligations

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method and the liability should be accreted to its face amount. Prior to SFAS No. 143, Bowater had not recorded an obligation for these asset retirement obligations.

Bowater adopted SFAS No. 143 on January 1, 2003 and recorded a cumulative effect adjustment of $2.1 million, net of taxes ($0.04 per share) to our consolidated statement of operations for the first quarter of 2003. The adoption adjustment also included increases to fixed assets, net, of $0.9 million, long term obligations of $4.3 million and deferred taxes of $1.3 million. Asset retirement obligations were recorded for those obligations where a legally enforceable obligation exists, the life is determinable and a reasonable estimate of fair value can be made. Asset retirement obligations recorded in connection with the adoption of SFAS No. 143 were primarily for industrial waste landfills, bark piles and sludge basins where we have a legally enforceable obligation to perform capping and post closure monitoring procedures upon closing of these assets. The capitalized cost recorded is depreciated over its estimated useful life on a straight-line basis.

Additionally, we have certain asset retirement obligations that have indeterminate useful lives and thereby have an indeterminate settlement date for the related asset retirement obligation. As a result, no asset retirement obligation was recorded for these assets. These assets for example include, wastewater and effluent ponds that will be required to be drained once the related operating facility is closed and removal of chemicals and other related materials from storage sites on owned facilities once the related operating facility is closed. Once the life of these assets becomes determinable and an estimate of fair value can be made, an asset retirement obligation will be recorded.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

The pro forma effects of the application of SFAS No. 143 as if the statement had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

	Three months ended March 31,
(Unaudited, in millions, except per-share amounts)	2003	2002

Pro forma amounts assuming the accounting change is applied retroactively, net of tax:
Net income (loss)	$(69.6)	$10.1

Net income (loss) per diluted share	$(1.22)	$0.18

The following table describes changes to Bowater’s asset retirement obligation liability for the three months ended March 31, 2003:

(Unaudited, in millions)	2003

Asset retirement obligation at the beginning of period	$—
Cumulative effect adjustment of adoption of SFAS No. 143	4.3
Accretion expense	0.1

Asset retirement obligation at the end of period	$4.4

4.	Stock Based Compensation

Bowater accounts for stock-based compensation utilizing the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant.

The following table represents the pro forma effect on net income (loss) and earnings (loss) per share if we had applied the fair value-based method and recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The estimated fair value of the option is amortized to expense over the vesting period of the option award, in accordance with the provisions of SFAS No. 123.

	Three months ended March 31,
(Unaudited, in millions, except per-share amounts)	2003	2002

Net income (loss) as reported:	$(71.7)	$10.2
Add: Stock-based compensation expense included in net income	0.3	—
Deduct: Stock-based compensation expense determined under fair value based methods, net of related tax effects	(1.9)	(2.0)

Pro forma net income (loss)	$(73.3)	$8.2

Earnings (loss) per share:
Basic, as reported	$(1.26)	$0.18
Basic, pro forma	(1.29)	0.14

Diluted, as reported	$(1.26)	$0.18
Diluted, pro forma	(1.29)	0.14

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

The fair value of each option granted in the three months ended March 31, 2003 and 2002, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 31,
	2003	2002

Assumptions:
Dividend yield	1.96%	1.64%
Expected volatility	31.77%	30.29%
Risk-free interest rate	3.35%	4.56%
Expected option lives in years	6.24	6.28

Weighted average fair value of each option	$12.20	$16.55

On January 28, 2003, Bowater granted 82,510 restricted stock awards to certain officers under the 2002 stock option plan. The 82,510 shares of restricted stock were issued from our treasury stock. In accordance with APB 25, we will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the grant. The expense measured under SFAS No. 123 does not differ from that under APB 25. Shares of restricted stock awarded under the 2002 plan vest at the rate of 50% of each award on the first anniversary of the award date and the remaining 50% on the second anniversary of the award date. Restricted shares awarded under the 2002 stock option plan are subject to forfeiture in the event of termination of employment prior to the vesting dates. Prior to vesting, the participants may vote and receive dividends. The market value of the restricted shares granted on January 28, 2003 was approximately $3.3 million and was recorded as unearned compensation, which is a separate component of shareholders’ equity, in the first quarter of 2003. We recorded compensation expense of approximately $0.4 million related to the amortization of unearned compensation for the first quarter of 2003.

5.	Net Gain on Sale of Assets

In the first quarter of 2003, Bowater sold fixed assets and land resulting in a pre-tax gain of $11.1 million, or $0.12 per diluted share after tax. In the first quarter of 2002, Bowater sold fixed assets and land resulting in a pre-tax gain of $71.5 million, or $0.74 per diluted share after tax.

In January 2002, we completed the sale of approximately 116,000 acres of timberland for aggregate consideration of $104.2 million. We received $5.1 million in cash after expenses, and $99.1 million in notes receivable. In March 2002, we monetized the notes receivable of $99.1 million for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million.

•	The notes receivable were monetized through a bankruptcy-remote limited liability company. The bankruptcy-remote subsidiary is a qualified special purpose entity (QSPE) under SFAS No. 140, and is not consolidated in our financial statements.

•	This QSPE has issued fixed rate senior secured notes totaling $89.2 million, which are secured by the notes receivable held by the QSPE. The value of these senior secured notes are equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by a letter of credit issued by a third party financial institution.

•	We retain an interest in the excess future cash flows of the QSPE (cash received from notes receivable versus cash paid out on the senior secured notes). We retained an interest in the QSPE of $7.1 million. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of a note with a low level of credit risk, contractually due in 15 years and not subject to prepayment. The discount rate used for the note is 6.91%.

•	We recorded a $3.9 million loss on the monetization of the notes receivable, which was based on the difference in the original carrying amount of the notes (allocated between the asset monetized and the retained interest) and the fair value at the date of the monetization.

Also in the first quarter of 2002, Bowater sold approximately 2,700 acres of other timberlands and recorded a net pre-tax gain of $1.1 million.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

6.	Other Expense (Income)

“Other, net” in the Consolidated Statement of Operations includes the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2003	2002

Foreign exchange (gain) loss	$8.2	$(1.1)
Loss from joint venture	0.8	1.1
Miscellaneous (income) expense	(0.7)	(0.1)

	$8.3	$(0.1)

7.	Accumulated Other Comprehensive Income (Loss)

The components of “Accumulated Other Comprehensive Loss” in the Consolidated Balance Sheet at March 31, 2003 and December 31, 2002 are as follows:

	March 31,	December 31,
(Unaudited, in millions)	2003	2002

Pension plan additional minimum liabilities	$(216.2)	$(211.9)
Foreign currency translation	(5.2)	(9.9)
Unrealized gain (loss) on hedging transactions	56.3	(8.0)
Taxes	57.1	79.7

	$(108.0)	$(150.1)

8.	Earnings (Loss) Per Share

The calculation of basic and diluted earnings (loss) per share after cumulative effect of accounting change is as follows:

	Three Months Ended March 31,
(Unaudited, in millions, except per-share amounts)	2003	2002

Basic Computation:
Basic income (loss) available to common shareholders	$(71.7)	$10.2

Basic weighted average shares outstanding	56.9	56.8

Basic earnings (loss) per common share	$(1.26)	$0.18

Diluted Computation:
Diluted income (loss) available to common shareholders	$(71.7)	$10.2

Basic weighted average shares outstanding	56.9	56.8
Effect of dilutive securities:
Options	—	0.4

Diluted weighted average shares outstanding	56.9	57.2

Diluted earnings (loss) per common share	$(1.26)	$0.18

The dilutive effect of options outstanding is calculated using the treasury stock method. Options for approximately 4.2 million shares outstanding at March 31, 2003 and 0.7 million shares outstanding at March 31,

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

2002, were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive.

9.	Goodwill

As of March 31, 2003 and December 31, 2002, we had unamortized goodwill in the amount of $831.1 million and $839.9 million, respectively. As of March 31, 2003, and for our annual impairment testing purposes, Goodwill of $532.2 million and $298.9 million (including allocated corporate goodwill of $187.4 million and $108.9 million, respectively) is included in the Newsprint Division and the Canadian Forest Products Division reportable segments, respectively. Goodwill decreased by $8.8 million in the first quarter of 2003 as a result of the reduction of certain tax reserves in connection with the resolution of certain Avenor acquisition tax matters.

10.	Acquisition/Divestiture and Severance Related Liabilities

COST REDUCTION PROGRAM:

In the first quarter of 2003, Bowater reduced its salaried and hourly workforce at certain locations by approximately 79 people and recorded approximately $6.7 million for employee termination costs, including severance, medical and other benefits. These terminations were part of either a voluntary or involuntary reduction program that was finalized in the first quarter of 2003. The $6.7 million termination costs are classified in cost of sales ($5.7 million) for manufacturing personnel and selling and administrative expense ($1.0 million) for administrative personnel in our Consolidated Statement of Operations. These work force reductions were part of a cost reduction program announced in the fourth quarter of 2002. To date, under this cost reduction program, Bowater has reduced its salaried and hourly workforce by approximately 264 people and recorded approximately $20.1 million for employee termination costs ($13.4 million recorded in 2002). Related to the 264 people, additional employee termination costs of approximately $4.4 million will be expensed throughout the remainder of 2003 for those employees that will render service until their final termination date. Approximately $5.0 million was paid in the first quarter of 2003. The remaining accrual at March 31, 2003, of $14.6 million is expected to be paid during 2003, and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

In connection with the September 24, 2001, Alliance acquisition, Bowater recorded employee termination costs of approximately $20.6 million, which included approximately $16.9 million in connection with the permanent closing of a newsprint machine and other assets at the Coosa Pines, Alabama, facility. Of the $20.6 million, approximately $19.5 million (exclusive of exchange of $0.2) was paid through December 31, 2002. Approximately $0.8 million was paid in the first quarter of 2003. The remaining accrual at March 31, 2003, of $0.5 million is expected to be paid during the remainder of 2003, and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

The following table summarizes the activity for the liabilities described above:

Write-offs &
		Payments	Increase
	Balance,	Against	(Decrease)	Foreign	Balance,
(Unaudited, in millions)	12/31/02	Reserve	Reserve	Exchange	3/31/03

Employee termination costs	$14.2	$(5.8)	$6.7	$—	$15.1

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

The following table summarizes the activity of our cost reduction program, by reportable segment expensed to our Consolidated Statement of Operations:

	Cost Reduction Program - Employee Termination Costs
		(Expense)

	Expected to be	3 Months Ended	Cumulative
(Unaudited, in millions)	Incurred	March 31, 2003	Expense

Employee termination costs by segment:
Newsprint	$12.4	$4.7	$10.6
Coated and Specialty Papers	7.5	0.6	6.1
Canadian Forest Products	1.0	0.4	0.4
Forest Products	1.8	1.0	1.4
Corporate/Other	1.8	—	1.6

	$24.5	$6.7	$20.1

11.	Dividends to Minority Interest Shareholder

During the first quarter of 2003, the Board of Directors of Calhoun Newsprint Company (CNC) did not declare a dividend. In the first quarter of 2002, the Board of Directors of CNC declared a $7.3 million dividend. As a result, $3.6 million was paid to the minority shareholder.

12.	Operating Lease – Special Purpose Entity

A paper coating facility (referred to as “Nuway”) located in Covington, Tennessee was constructed for Bowater in 2002. Construction of the facility was financed through a special purpose entity (“SPE”). Bowater has no ownership interest in the SPE. Bowater Nuway Inc., a wholly-owned subsidiary of Bowater, has entered into a lease commitment with the SPE, the lessor in the transaction, for this facility. The Covington, Tennessee facility commenced operations in March of 2002. Total costs incurred by the SPE for the construction of the Covington facility was approximately $52.3 million. The assets and debt associated with this facility are not consolidated in Bowater’s financial statements. The lease is classified as operating lease and the payments expensed in accordance with SFAS No. 13, “Accounting for Leases.” This arrangement provides favorable cost financing. The future minimum lease payments are approximately $2.2 million per year. The base lease term for the facility expires on April 30, 2006. We have options at the end of the base lease term to (1) extend the lease term annually for an additional five years, (2) purchase the leased property or (3) terminate the lease agreement. In the event that the lease agreement is terminated, Bowater Nuway Inc. (as lessee) must cause the facility to be sold and the lessor to be paid a residual value guarantee of approximately 83% of the lessor’s investment in the facility. The present value of rental payments, estimated termination costs and the residual value guarantee at the inception of the lease do not exceed in the aggregate 89.5% of the lessor’s investment in the facility. Upon consummation of the sale, the lessor is entitled to retain an amount equal to its remaining investment in the facility, and any balance of the sale proceeds is to be paid to the lessee. Bowater has guaranteed the lessee’s obligations under this arrangement. In January 2003, The FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. Under the new guidance in FIN 46, we would be required to consolidate the SPE and include the SPE’s total assets and debt on our Consolidated Balance Sheet effective July 1, 2003. Total assets and debt of the SPE are approximately $51.9 million and $49.2 million, respectively. In accordance with FIN 46, Bowater will consolidate the SPE effective July 1, 2003 and initially measure the assets, liabilities and noncontrolling interests of the SPE at their carrying amounts had the SPE always been consolidated (since March 2002). Any difference between the net amounts added to our balance sheet as a result of consolidating the SPE will be recognized as a cumulative effect of an accounting change.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

13.	Commitments and Contingencies

a.	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Bowater believes that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

b.	Bowater, several other paper companies, and 120 other companies have been named as defendants in asbestos personal injury actions based on product liability claims. These actions generally allege occupational exposure to numerous products. Bowater has denied the allegations and no specific product of Bowater has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury.

These suits have been filed by approximately 840 claimants who sought monetary damages in civil actions pending in state courts in Illinois, Mississippi, Missouri, New York and Texas. Approximately 715 of these actions have been dismissed, either voluntarily or by summary judgment, and 125 claimants remain. All actions in Illinois and Missouri have been dismissed, and plaintiffs’ counsel in those states has agreed not to file similar cases. No new cases were filed in March or April. Insurers are defending these cases and we have not settled or paid any of these claimants. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on Bowater’s business, financial position or results of operations.

c.	Bowater may be a “potentially responsible party” (“PRP”) with respect to five hazardous waste sites which are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA” or “Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The EPA, based on the remoteness of the site, listed it as “No Further Action Status” in September 2002. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. The fourth site is a drum recycling plant in South Carolina. We were one of numerous parties that shipped empty drums. The U.S. EPA has remediated the site pursuant to Superfund at a cost of $6.2 million dollars. Bowater has been designated by the EPA as a de minimus PRP, which means that we will be required pay a small percentage (estimated at 1-2%) of the cleanup cost based on the number of drums involved. The fifth is a waste oil recycling site in Tennessee, remediated by the EPA pursuant to Superfund. Bowater is designated a de minimus PRP, and has agreed to settle with the EPA for less than $20,000. We believe we will not be liable for any significant amounts at any of these sites.

d.	On December 28, 2001, we filed a lawsuit against the Tennessee Valley Authority (TVA) alleging that TVA overcharged us for electricity it supplied to our Calhoun, Tennessee and Grenada, Mississippi facilities. We are seeking over $40 million in damages, and TVA has not filed any counterclaims. The case is still in the discovery stage in federal court in Knoxville, Tennessee, scheduled for trial in April 19, 2004.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

14.	Financial Instruments

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

During the first three months of 2003, we recorded a net gain of $64.3 million ($39.9 million, after tax) in “Accumulated other comprehensive loss” related to our cash flow hedges. The net gain results from a reclassification of $1.3 million ($0.8 million, after tax) losses from “Accumulated other comprehensive loss” to earnings and $63.0 million ($38.1 million, after tax) unrealized gain recorded for the change in value related to our cash flow hedges. We expect to reclassify a $30.1 million gain ($18.6 million, after-tax) from “Accumulated other comprehensive loss” to earnings during the next twelve months as the hedged items affect earnings.

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

		Net Asset (Liability)

	Notional			Range Of
	Amount of	Carrying	Fair	U.S.$/CDN$
March 31, 2003 (in millions)	Derivatives	Amount	Market Value	Exchange Rates

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2003	$310.6	$19.6	$19.6	.6199-.6552
Due in 2004	565.5	34.9	34.9	.6124-.6448
Due in 2005	122.0	2.0	2.0	.6316-.6535

	$998.1	$56.5	$56.5

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

In order to reduce our exposure to exchange rate fluctuations on our Canadian dollar denominated long-term debt, we enter into Canadian dollar forward contracts with notional amounts of approximately $100 million. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly and gains or losses are included in “Other, net” in our Consolidated Statement of Operations. At March 31, 2003, our outstanding Canadian dollar forward contracts had notional amounts of $100 million due on June 27, 2003. The fair value of the Canadian dollar forward contracts outstanding at March 31, 2003 was $0. We recorded gains of approximately $7.9 million for the first three months of 2003 in the Consolidated Statement of Operations as a result of these economic hedge contracts.

Additionally, in connection with the Alliance acquisition, Alliance had Canadian dollar range forward contracts in place to reduce the exposure to differences in the United States and Canadian dollar exchange rate as the majority of Alliance’s sales were sold into the United States and denominated in United States dollars. These Canadian dollar range forward contracts are not accounted for as accounting hedges under SFAS No. 133. Changes in the derivatives fair values are immediately recognized in earnings and included in “Other, net” in our Consolidated Statement of Operations. At March 31, 2003, we had Canadian dollar range forward contracts with notional amounts due in 2003 of $90.0 million. The fair value of the Canadian dollar forward contracts was less than $1.0 million at March 31, 2003. The gain or loss recorded for the first three months of 2003 and 2002 in the Consolidated Statement of Operations as a result of these Canadian dollar forward contracts was less than $1.0 million. As these contracts expire, we are not replacing them.

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. Therefore, the risk of counterparty nonperformance is considered to be remote.

15.	Segment Information

Description of the types of products and services from which each reportable segment derives its revenues:

Bowater is organized into five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, the Forest Products Division and the Canadian Forest Products Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate & other eliminations.” Therefore, the other four divisions are our reportable segments. Certain segment information for the three-month period ended March 31, 2002 has been reclassified to conform to the March 31, 2003 presentation.

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

COATED AND SPECIALTY PAPERS DIVISION

The Coated and Specialty Papers Division operates a manufacturing site that produces coated paper, newsprint (through January 2003), market pulp and uncoated specialty papers, and two Nuway coating facilities, both located in the United States. This division is responsible for the marketing and sales of the full spectrum of coated and uncoated groundwood specialty papers manufactured by Bowater.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

PULP DIVISION

The Pulp Division markets and distributes market pulp produced by other divisions. Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division’s selling and administrative expenses are included in “Corporate and other eliminations.” Accordingly, no separate results are reported for this division.

FOREST PRODUCTS DIVISION

The Forest Products Division manages 1.1 million acres of timberland owned or leased in the United States and the Canadian provinces of Ontario and Nova Scotia and over 8.3 million acres of Crown-owned land in the province of Ontario on which we have cutting rights. The division also operates four softwood sawmills, supplies wood fiber to our pulp and paper production sites and markets and sells timber and southern yellow pine lumber in North America.

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

The following tables summarize information about segment profit and loss for the three months ended March 31, 2003 and 2002 and segment assets as of March 31, 2003 and 2002:

		Coated
		and		Canadian	Net
Three Months Ended		Specialty	Forest	Forest	Gain on	Corporate/
March 31, 2003	Newsprint	Papers	Products	Products	Sale of	Other
(Unaudited, in millions)	Division	Division	Division	Division	Assets	Eliminations	Total

Sales-including internal sales	$350.8	$106.2	$22.3	$171.3	$—	$—	$650.6
Elimination of intersegment sales	—	—	—	—	—	(20.1)	(20.1)

Sales - external customers	350.8	106.2	22.3	171.3	—	(20.1)	630.5

Segment income (loss)	(21.0)	(20.3)	(1.8)	(12.0)	11.1	(12.3)	(56.3)

Total assets at 3/31/03	$2,945.3	$777.8	$271.6	$1,296.0	$—	$347.6	$5,638.3

		Coated
		and		Canadian	Net
Three Months Ended		Specialty	Forest	Forest	Gain on	Corporate/
March 31, 2002	Newsprint	Papers	Products	Products	Sale of	Other
(Unaudited, in millions)	Division	Division	Division	Division	Assets	Eliminations	Total

Sales-including internal sales	$329.7	$115.4	$21.3	$173.4	$—	$—	$639.8
Elimination of intersegment sales	—	—	—	—	—	(15.6)	(15.6)

Sales – external customers	329.7	115.4	21.3	173.4	—	(15.6)	624.2

Segment income (loss)	(5.0)	(5.9)	0.3	8.1	71.5	(22.2)	46.8

Total assets at 3/31/02	$3,058.3	$640.4	$237.3	$1,403.3	$—	$376.6	$5,715.9

BOWATER INCORPORATED AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Statement Regarding Forward-Looking Information

Statements that are not reported financial results or other historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. The risks and uncertainties relating to the forward-looking statements in this report include those described under the caption “Cautionary Statement Regarding Forward-Looking Information” in Bowater’s annual report on Form 10-K for the year ended December 31, 2002, and from time to time, in Bowater’s other filings with the Securities and Exchange Commission.

Accounting Policies and Estimates

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition on our unaudited Consolidated Financial Statements included herein. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in Bowater’s annual report on Form 10-K for the year ended December 31, 2002. Bowater’s critical accounting policies are described under the caption “Critical Accounting Policies and Estimates” in Item 7 of Bowater’s annual report on Form 10-K for the year ended December 31, 2002.

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

Results of Operations

Three Months Ended March 31, 2003, versus March 31, 2002

For the first quarter of 2003, Bowater had an operating loss of $56.3 million compared to operating income of $46.8 million for the first quarter of 2002. Operating income for the first quarter of 2003 includes a gain on the sale of assets of $11.1 million compared to a gain on the sale of assets of $71.5 million for the first quarter of 2002. Excluding these asset sales, operating income decreased $42.7 million. This decrease is attributable to lower transaction prices for coated and specialty papers ($11.1 million) and lumber ($3.4 million) and higher operating costs ($32.1 million). These decreases were offset partially by higher transaction prices for newsprint ($1.1 million), market pulp ($9.4 million) and timber ($1.4 million). Operating costs were higher for the quarter due to higher

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

wood, energy, chemical costs, severance charges and the strengthening of the Canadian dollar ($16.9 million). Energy costs were higher as a result of increased prices and usage due to a severe winter, and wood costs increased as a result of Canadian sawmill production curtailments, which reduced available chip supply, and from unusually wet weather in the U.S. South. The severance charge for the first quarter of 2003 was $6.7 million of which $5.7 million was recorded in operating costs and $1.0 million recorded in selling and administrative expense. No severance was recorded in the first quarter of 2002.

Net loss for the first quarter of 2003 was $71.7 million, or $(1.26) per diluted share, compared with net income of $10.2 million, or $0.18 per diluted share, in the first quarter of 2002. Sales for the first quarter of 2003 were $630.5 million compared with $624.2 million for the first quarter of 2002. Net loss for the first quarter of 2003 includes an after tax charge of $2.1 million, or $0.04 per diluted share, for a cumulative effect adjustment from the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations.

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

Sales by Product:

	Three Months Ended March 31,
(Unaudited, in millions)	2003	2002

Sales:
Newsprint	$290.8	$290.7
Market Pulp	128.9	116.3
Coated and Specialty Papers	153.7	152.8
Lumber	49.3	56.9
Other	7.8	7.5

Total sales	$630.5	$624.2

Newsprint: Our shipments were unchanged compared to the first quarter of 2002. There was approximately 49,000 metric tons of market and maintenance downtime in the first quarter of 2003 compared to approximately 70,000 metric tons of downtime during the first quarter of 2002. One of two idled newsprint machines at Calhoun started back up in January of this year after being down since January of 2002. This startup is in conjunction with the shutdown of a specialty paper machine at Donnacona and a transfer of those specialty orders to Calhoun (100,000 metric tons of annual capacity). The second idled machine will start up when market conditions improve. We plan to take 45,000 metric tons of market and maintenance downtime in the second quarter of this year and we will continue to match our production to our orders. We also removed 240,000 metric tons of annual capacity with the conversion of a newsprint paper machine at Catawba to coated paper. Inventories increased approximately 23,400 metric tons compared to December 31, 2002. Inventories have increased in order to service our customers in Europe and due to a shortage of containers for export shipments due to the war in Iraq. Bowater’s average transaction price for newsprint was 0.4% higher in the first quarter of 2003 compared to the first quarter of 2002 and 0.8% lower compared to the fourth quarter of 2002. Prices were lower than the fourth quarter primarily due to export markets. We implemented a $50 per metric ton price increase in the domestic market effective March 1, 2003.

Newsprint Third Party Data: In the first quarter of 2003, total United States demand and consumption of newsprint increased 3.8% and 1.1%, respectively, compared to the same period a year ago. North American net exports of

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

newsprint increased 7.1% from the first quarter 2002 level. Newspaper advertising linage improved 1.3% in the first three months of 2003 compared to 2002. Total inventories (North American mills and users) at March 31, 2003 were 1.54 million metric tons, approximately 159,000 metric tons below historical levels.

Market Pulp: Bowater’s average transaction price for market pulp in the first quarter of 2003 increased 6.6% compared to the first quarter of 2002 and was up 3.7% compared to the fourth quarter of 2002. We announced a price increase of $40 per metric ton, effective April 1, 2003 for our paper grade market pulps. Our shipments increased 3.9% compared to the same period last year, primarily due to increased demand from North American integrated paper makers. Our market pulp inventories remained low ending the first quarter at 59.7 tons or 17 days supply of our production.

Market Pulp Third Party Data: Demand for market pulp increased in the first three months of 2003 compared to the same period last year. North America and Nordic (United States, Canada, Finland and Sweden) shipments were up 8% for the first three months of 2003 compared to the same period in 2002. North American and Nordic operated at 94% of capacity but shipped at 96% of capacity. Consequently, inventories decreased over the quarter by 164,000 metric tons, to end the quarter at 1.47 million metric tons, or 23 days supply. Inventories are 221,000 metric tons or 6 days supply below the corresponding period of 2002.

Coated and Specialty Papers: Bowater’s average transaction price for coated paper was 8.2% lower in the first quarter of 2003 compared to the first quarter of 2002 and 0.3% higher compared to the fourth quarter of 2002. Our coated groundwood papers shipments increased 12.3% compared to the same period last year, due to production from our recently completed No. 3 machine conversion at our Catawba facility in March 2003 and increased Nuway shipments from our Covington facility which was in start up in the first quarter of 2002. Our average transaction price for specialty paper was 6.0% lower in the first quarter of 2003 compared to the first quarter of 2002 and 0.3% lower compared to the fourth quarter of 2002. Our specialty papers shipments increased 4.5% compared to the same period last year.

Coated and Specialty Papers Third Party Data: U.S. magazine advertising pages increased 10% compared to the first quarter of 2002 and catalog mailings (measured by Standard A mail weight) increased 5% compared to the same period last year. North American demand for coated groundwood papers was up 15% compared to the first quarter of 2002. North American demand for supercalendered A/B papers and other uncoated groundwood papers was down 5% and up 4%, respectively, compared to the first quarter of 2002.

Lumber: Bowater’s average transaction price for lumber products decreased 7.8% in the first quarter of 2003 compared to the first quarter of 2002 and increased 1.6% compared to the fourth quarter of 2002. Our lumber shipments decreased in the first quarter of 2003 compared to the first quarter of 2002 due to the temporary closure of certain of our sawmills and the sale of our Riviere Bleue sawmill. The U.S. housing starts in the first quarter were strong, increasing 6.3% in the first quarter of 2003 compared to the same period last year.

The U.S. Commerce Department has imposed antidumping duties of 8.43% on all of Bowater’s Canadian softwood lumber imports and countervailing duties of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. The duties became effective for lumber shipments beginning May 22, 2002 and are payable in cash. Lumber duties are included as a component of distribution costs on our consolidated statement of operations.

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

BOWATER INCORPORATED AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Divisional Performance

	Sales(1)		Segment Income (Loss) (1)

	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2003	2002	2003	2002

Newsprint	$350.8	$329.7	$(21.0)	$(5.0)
Coated and Specialty Papers	106.2	115.4	(20.3)	(5.9)
Forest Products	22.3	21.3	(1.8)	0.3
Canadian Forest Products	171.3	173.4	(12.0)	8.1
Net gain on sale of assets	—	—	11.1	71.5
Corporate & eliminations	(20.1)	(15.6)	(12.3)	(22.2)

Total	$630.5	$624.2	$(56.3)	$46.8

(1)	Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in “Corporate & eliminations.”

Total segment income in the preceding table is equal to “Operating income” as presented in our Consolidated Statement of Operations.

Newsprint Division: Sales for the division increased $21.1 million, from $329.7 million for the first quarter of 2002 to $350.8 million for the first quarter of 2003. This increase is primarily the result of higher shipments of newsprint ($8.9 million), uncoated specialty paper ($3.6 million), and market pulp ($1.2 million), and higher transaction prices for market pulp ($5.7 million), uncoated specialty paper ($1.2 million), and newsprint ($0.5 million). See the previous discussion of product line results. Segment income for the first quarter of 2003 decreased $16.0 million from an operating loss of $5.0 million for the first quarter of 2002 to an operating loss of $21.0 million for the first quarter of 2003. This decrease is due primarily to higher costs ($18.2 million) due to higher wood, fuel, repairs, machine clothing costs and a stronger Canadian dollar. Severance costs ($4.5 million) also contributed to this decrease. Energy costs were higher as a result of increased prices and usage due to a severe winter and wood costs increased as a result of Canadian sawmill production curtailments, which reduced available chip supply, and unusually wet weather in the U.S. South. These increases in costs were partially offset by higher selling prices for market pulp ($5.7 million) and uncoated specialty paper ($1.2 million).

Coated and Specialty Papers Division: Sales for the division decreased $9.2 million, from $115.4 million for the first quarter of 2002 to $106.2 million for the first quarter of 2003. This decrease was primarily due to lower transaction prices for coated and specialty papers ($6.0 million) and a decrease in newsprint shipments ($14.9 million) due to lost production as a result of our No. 3 machine conversion at our Catawba facility. In January 2003, the No. 3 machine, with an annual newsprint capacity of approximately 240,000 metric tons, was shut down to convert its production to coated paper. The conversion was completed in March 2003. These decreases were partially offset by increases in transaction price for market pulp ($3.7 million) and increased shipments of coated and specialty papers ($7.7 million) and market pulp ($0.3 million). See the previous discussion of product line results. Segment income decreased $14.4 million from an operating loss of $5.9 million for the first quarter of 2002 to an operating loss of $20.3 million for the first quarter of 2003. This decrease was primarily the result of the lower production volume due to our No. 3 machine conversion ($8.2 million), lower transaction prices for coated and specialty papers ($6.0 million), higher fuel costs ($3.1 million), and higher distribution costs ($0.8 million). These decreases were partially offset by increases in market pulp transaction prices ($3.7 million).

The collective bargaining agreement with the hourly employees of the Catawba mill expired in April, 2003. We have reached a tentative agreement with the employees’ bargaining representatives and the employees are scheduled to vote on the agreement.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forest Products Division: Sales for the division increased $1.0 million, from $21.3 million for the first quarter of 2002 to $22.3 million for the first quarter of 2003. This increase is primarily the result of higher timber transaction prices ($1.0 million) and favorable timber shipments mix ($0.9 million), partially offset by lower lumber transaction prices ($0.4 million) and lower lumber shipments ($0.5 million). See the previous discussion of product line results. Segment income for the division decreased $2.1 million from an operating income of $0.3 million for the first quarter of 2002 to an operating loss of $1.8 million for the first quarter of 2003. This decrease was due to higher manufacturing costs ($1.4 million), higher distribution costs ($0.9 million), severance charges ($1.0 million) and lower lumber transaction prices ($0.4 million). These decreases were partially offset by higher timber transaction prices ($1.0 million) and higher timber shipments ($0.5 million).

Canadian Forest Products Division: Sales for the division decreased $2.1 million, from $173.4 million for the first quarter of 2002 to $171.3 million for the first quarter of 2003. This decrease is primarily the result of the lower transaction prices in lumber ($3.0 million) and coated and specialty papers ($4.6 million) offset by increased shipments. Segment income decreased $20.1 million, from operating income of $8.1 million for the first quarter of 2002 to an operating loss of $12.0 million for the first quarter of 2003. This decrease was primarily the result of lower transaction prices in lumber ($3.0 million) and coated & specialty papers ($4.6 million), along with higher costs ($9.5 million), primarily due to a stronger Canadian dollar, and severance charges ($0.4 million).

Net Gain on Sale of Assets: In the first quarter of 2003, Bowater sold fixed assets and land resulting in a pre-tax gain of $11.1 million, or $0.12 per diluted share after tax. In the first quarter of 2002, Bowater sold fixed assets and land resulting in a pre-tax gain of $71.5 million, or $0.74 per diluted share after tax.

In January 2002, Bowater completed the sale of approximately 116,000 acres of timberlands for aggregate consideration of $104.2 million, comprised of approximately $5.1 million in cash and $99.1 million in notes receivable. In March 2002, we monetized the $99.1 million notes receivable for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million. Also in the first quarter of 2002, we had other asset sales resulting in a pre-tax gain of $1.1 million

Corporate & Eliminations: The elimination of intersegment sales increased $4.5 million, comparing the first quarter of 2003 to the first quarter of 2002. Corporate expenses decreased $9.9 million due primarily to hedging gains.

Interest and Other Income and Expenses

Interest expense decreased $1.9 million from $41.8 million for the first quarter of 2002 to $39.9 million for the first quarter of 2003. This decrease was attributable to higher capitalized interest on our construction in progress, offsetting interest expense. Other expense increased $8.4 million in the first quarter of 2003 to expense of $8.3 million from income of $0.1 million for the same period in 2002. The increase in other expense is primarily due to foreign exchange loss recorded in the first quarter of 2003. Bowater recorded a foreign exchange loss of $8.2 million compared to a gain of $1.1 million in the first quarter of 2002. The majority of our exchange gain (loss) amounts is attributable to the revaluation of unhedged foreign denominated liabilities into United States dollars.

Bowater’s effective tax rate for the first quarter of 2003 was 29.2% versus (41.5)% for the prior year’s first quarter. The rate in 2003 was primarily impacted by certain exchange losses on which the company receives no tax benefit. The negative 2002 rate was due primarily to a one-time tax benefit arising from an IRS settlement ($2.8 million).

Liquidity and Capital Resources

Bowater’s cash and cash equivalents increased to $87.7 million at March 31, 2003, from $35.9 million at December 31, 2002. We generated cash from operations of $48.6 million, used $84.9 million of cash from investing activities, and generated $88.1 million of cash from financing activities.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash from Operating Activities:

During the first three months of 2003, Bowater’s operations generated $48.6 million of cash compared to the use of $61.5 million of cash during the first three months of 2002, an increase of $110.1 million. This increase is primarily due to lower working capital needs in the first quarter of 2003, which generated cash of $68.5 million compared to working capital needs of the first quarter of 2002, which used cash of $74.1 million. During the first quarter of 2003, Bowater received tax refunds of approximately $75 million, which are included in cash generated from operating activities. This increase was offset by a higher operating loss of $67.4 million (excluding gain on asset sales) in the first quarter of 2003 compared to a loss of $24.7 million in the first quarter of 2002.

Cash from Investing Activities:

Cash used for investing activities during the first three months of 2003 totaled $84.9 million, compared with cash from investing activities of $34.1 million during the first three months of 2002. The first quarter of 2002 included the net cash proceeds of $88.1 million from the monetization of a note receivable. Cash invested in fixed assets, timber and timberlands increased $25.9 million for the first quarter of 2003 compared to the first quarter of 2002.

Cash from Financing Activities:

Cash generated from financing activities was $88.1 million for the first three months of 2003 compared to $13.8 million during the first three months of 2002. During the first three months of 2003, Bowater received proceeds of $109 million (net of payments of $235.9 million) from its short-term credit facilities compared to proceeds received in the first three months of 2002, of $26.3 million (net of payments of $228.0 million) from our short-term credit facilities. Also in the first three months of 2003, we made payments on long-term borrowings amounting to $9.7 million compared with payments of $2.4 million during the first three months of 2002.

Cash dividends paid in the first three months of 2003 decreased $3.3 million from the prior year period as no dividends were declared or paid in the first quarter of 2003 to CNC, our minority interest shareholder.

Credit Arrangements:

Bowater believes that cash generated from operations, proceeds from the sale of additional timberlands and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations and capital expenditures for the next 12 months and approved capital projects extending beyond 12 months.

Bowater has available credit facilities with various banks that provide for borrowings up to $800.0 million. The credit facilities consist of a $500.0 million revolving credit facility, a $200.0 million 364-day accounts receivable securitization arrangement and a $100.0 million 364-day credit facility of a wholly-owned subsidiary, Bowater Canadian Forest Products Inc. At March 31, 2003, $358 million was outstanding under these facilities and approximately $20.1 million was outstanding under letter of credit agreements, which was committed against our credit facilities. Additionally, Bowater had $87.7 million of cash on the balance sheet at March 31, 2003.

Our credit facilities contain various covenants including requirements to maintain adequate net worth and compliance with a required ratio of total debt to total capital as defined in the credit facilities. These credit facilities require us to maintain a minimum consolidated net worth (generally defined in the credit facilities as common shareholders’ equity plus any outstanding preferred stock) of $1.625 billion as of March 31, 2003. In addition, the agreement imposes a maximum 60% ratio of total debt (defined as total debt less revaluation of debt assumed through acquisitions) to total capital (defined in the agreement as total debt less revaluation of debt assumed through acquisitions plus net worth including minority interest). At March 31, 2003, our consolidated net worth was $1.715 billion, and our ratio of total debt to total capital was 57.2% calculated according to our credit facilities guidelines.

Off-Balance Sheet Arrangements

A detailed discussion of our off-balance sheet arrangements is included under the caption “Off-Balance Sheet Arrangements,” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2002.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cost Reduction Program

In April 2003, Bowater announced that it would increase its workforce reductions to 600 positions from the previously announced 500 positions in the fourth quarter of 2002. The workforce reductions are expected to affect approximately 7% of our total workforce. Through March 31, 2003, approximately 264 positions were eliminated with the balance of the 600 positions to come throughout 2003. These workforce reductions were part of an announced cost reduction program that will consist of workforce reductions, lowering of manufacturing costs and rationalization of production. Estimated annual cost savings related to the cost reduction program are expected to be in excess of $75 million, pre-tax, by the end of 2003.

Subsequent Event

Bowater has signed an agreement to sell approximately 82,000 acres of southeastern timberland to investors of Evergreen Timberland Investment Management, a business unit of Wachovia Bank, National Association, for proceeds of approximately $123 million. The transaction is expected to close in May 2003.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligation.” This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. Bowater adopted SFAS No. 143 on January 1, 2003 and recorded a cumulative effect adjustment of $2.1 million, net of taxes ($0.04 per share).

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated or modified after December 31, 2002. Bowater adopted the SFAS No. 146 on January 1, 2003 and accounts for exit or disposal activities in accordance with the provisions of SFAS No. 146.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. Bowater’s off-balance sheet debt guarantees include: $48.0 million related to Ponderay Newsprint Company, an unconsolidated partnership in which Bowater has a 40% interest, $11.0 million, representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs and $43.5 million on our synthetic lease for our Covington Tennessee Nuway facility. These off-balance sheet arrangements were entered into prior to December 31, 2002. Bowater adopted the provisions of FIN 45 on January 1, 2003 and we will follow FIN 45 guidance for any guarantees issued or modified.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 148). This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. We have adopted the provision of SFAS 148 on January 1, 2003 and have provided SFAS No. 148’s interim disclosures requirements in our notes to our unaudited Consolidated Financial Statements for the period ending March 31, 2003.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In January 2003, The FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Bowater operates the Covington coating facility under an operating lease with a special purpose entity. Under the new guidance in FIN 46, we would be required to consolidate the special purpose entity and include the SPE’s total assets and debt on our Consolidated Balance Sheet effective July 1, 2003. Total assets and debt of the SPE were approximately $51.9 million and $49.2 million, respectively. Management is currently assessing alternate financing structures for this SPE.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Bowater’s market risk disclosure included in its 2002 Form 10-K, Part II, Item 7A, is still applicable as of March 31, 2003. We have updated the disclosure concerning our Canadian dollar forward contracts, which is included in Footnote 10 in this Form 10-Q.

Item 4.    Controls and Procedures.

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

BOWATER INCORPORATED AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

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

These suits have been filed by approximately 840 claimants who sought monetary damages in civil actions pending in state courts in Illinois, Mississippi, Missouri, New York and Texas. Approximately 715 of these actions have been dismissed, either voluntarily or by summary judgment, and 125 claimants remain. All actions in Illinois and Missouri have been dismissed, and plaintiffs’ counsel in those states has agreed not to file similar cases. No new cases were filed in March or April. Insurers are defending these cases and we have not settled or paid any of these claimants. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on Bowater’s business, financial position or results of operations.

c.	Bowater may be a “potentially responsible party” (“PRP”) with respect to five hazardous waste sites which are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA” or “Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The EPA, based on the remoteness of the site, listed it as “No Further Action Status” in September 2002. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. The fourth site is a drum recycling plant in South Carolina. We were one of numerous parties that shipped empty drums. The U.S. EPA has remediated the site pursuant to Superfund at a cost of $6.2 million dollars. Bowater has been designated by the EPA as a de minimus PRP, which means that we will be required pay a small percentage (estimated at 1-2%) of the cleanup cost based on the number of drums involved. The fifth is a waste oil recycling site in Tennessee, remediated by the EPA pursuant to Superfund. Bowater is designated a de minimus PRP, and has agreed to settle with the EPA for less than $20,000. We believe we will not be liable for any significant amounts at any of these sites.

d.	On December 28, 2001, we filed a lawsuit against the Tennessee Valley Authority (TVA) alleging that TVA overcharged us for electricity it supplied to our Calhoun, Tennessee and Grenada, Mississippi facilities. We are seeking over $40 million in damages, and TVA has not filed any counterclaims. The case is still in the discovery stage in federal court in Knoxville, Tennessee, scheduled for trial in April 19, 2004.

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

Michael F. Nocito
Vice President and Controller

Dated: May 14, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

  /s/ David G. Maffucci

David G. Maffucci
Executive Vice President and Chief Financial Officer

*     Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

INDEX TO EXHIBITS

Exhibit No.	Description

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.