Form 10-Q
period 2003-06-30
BOWATER INC
filed 2003-08-14
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2003.

Class	Outstanding at August 8, 2003

Common Stock, $1.00 Par Value	55,376,993 Shares

BOWATER INCORPORATED
I N D E X

Page
Number

PART I FINANCIAL INFORMATION
1. Financial Statements:
Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2003, and 2002	3
Consolidated Balance Sheet at June 30, 2003, and December 31, 2002	4
Consolidated Statement of Capital Accounts for the Six Months Ended June 30, 2003	5
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2003 and 2002	6
Notes to Consolidated Financial Statements	7-18
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-35
3. Quantitative and Qualitative Disclosures About Market Risk	36
4. Controls and Procedures	36
PART II OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 4. Submission of Matter to a Vote of Security Holders	38
Item 6. Exhibits and Reports on Form 8-K	38
SIGNATURES	39

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in millions of US dollars except per-share amounts)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Sales	$664.1	$646.8	$1,294.6	$1,271.0
Cost of sales, excluding depreciation, amortization and cost of timber harvested	554.1	508.5	1,070.6	979.1
Depreciation, amortization and cost of timber harvested	86.0	86.1	168.5	172.4
Distribution costs	62.4	50.7	124.5	107.2
Selling and administrative expense	34.0	40.4	70.8	75.9
Net gain on sale of assets	104.0	3.5	115.1	75.0

Operating income (loss)	31.6	(35.4)	(24.7)	11.4
Other expense (income)
Interest income	(1.4)	(1.2)	(2.4)	(2.2)
Interest expense, net of capitalized interest	42.2	41.3	82.1	83.1
Other, net	2.5	5.2	10.8	5.1

	43.3	45.3	90.5	86.0

Loss before income taxes, minority interests and cumulative effect of accounting change	(11.7)	(80.7)	(115.2)	(74.6)
Provision for income tax expense (benefit)	17.6	(22.8)	(12.7)	(25.3)
Minority interests in net loss of subsidiaries	(3.6)	(4.2)	(7.2)	(5.8)

Loss before cumulative effect of accounting change	(25.7)	(53.7)	(95.3)	(43.5)
Cumulative effect of accounting change	—	—	(2.1)	—

Net loss	(25.7)	(53.7)	(97.4)	(43.5)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	5.7	2.3	10.4	2.9
Unrealized gain on hedged transactions	58.8	23.4	98.7	24.9
Minimum pension liability adjustments	(4.8)	—	(7.3)	—

Comprehensive income (loss)	$34.0	$(28.0)	$4.4	$(15.7)

Basic loss per common share
Loss before cumulative effect of accounting change	(0.45)	(0.95)	(1.67)	(0.77)
Cumulative effect of accounting change	—	—	(0.04)	—

Net loss	$(0.45)	$(0.95)	$(1.71)	$(0.77)

Diluted loss per common share
Loss before cumulative effect of accounting change	(0.45)	(0.95)	(1.67)	(0.77)
Cumulative effect of accounting change	—	—	(0.04)	—

Net loss	$(0.45)	$(0.95)	$(1.71)	$(0.77)

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, in millions of US dollars)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$82.7	$35.9
Accounts receivable, net	338.4	330.6
Inventories	290.6	257.2
Income taxes receivable	—	75.6
Other current assets	120.4	35.9

Total current assets	832.1	735.2
Timber and timberlands	188.2	212.0
Fixed assets, net	3,603.1	3,645.6
Goodwill	828.2	839.9
Other assets	218.9	157.6

Total assets	$5,670.5	$5,590.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$17.6	$84.3
Short-term bank debt	111.8	249.0
Accounts payable and accrued liabilities	389.4	411.9
Dividends payable	11.3	11.2

Total current liabilities	530.1	756.4
Long-term debt, net of current installments	2,293.1	2,037.4
Other long-term liabilities	470.2	450.7
Deferred income taxes	567.0	518.2
Minority interests in subsidiaries	71.3	72.1
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1 par value. Authorized 100,000,000 shares; issued 66,908,158 and 66,897,158 shares at June 30, 2003 and December 31, 2002, respectively	66.9	66.9
Exchangeable shares, no par value. Unlimited shares authorized; 1,643,248 outstanding at June 30, 2003 and December 31, 2002, respectively	78.3	78.3
Additional paid-in capital	1,597.4	1,596.8
Retained earnings	529.6	649.9
Unearned compensation	(2.3)	—
Accumulated other comprehensive loss	(48.3)	(150.1)
Treasury stock, at cost, 11,529,897 and 11,617,494 shares at June 30, 2003 and December 31, 2002, respectively	(482.8)	(486.3)

Total shareholders’ equity	1,738.8	1,755.5

Total liabilities and shareholders’ equity	$5,670.5	$5,590.3

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
For The Six Months Ended June 30, 2003
(Unaudited, in millions of US dollars except per-share amounts)

						Accumulated
			Additional			Other
	Common	Exchangeable	Paid-in	Retained	Unearned	Comprehensive	Treasury
	Stock	Shares	Capital	Earnings	Compensation	Loss	Stock

Balance at December 31, 2002	$66.9	$78.3	$1,596.8	$649.9	$—	$(150.1)	$(486.3)
Net loss	—	—	—	(97.4)	—	—	—
Dividends ($0.40 per share)	—	—	—	(22.9)	—	—	—
Foreign currency translation	—	—	—	—	—	10.4	—
Stock options exercised (11,000 shares)	—	—	0.2	—	—	—	—
Tax benefit on exercise of stock options	—	—	0.1	—	—	—	—
Stock option compensation	—	—	0.4	—	—	—	—
Translation of pension plan additional minimum liability, net of $4.1 translation of related tax benefit	—	—	—	—	—	(7.3)	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (5,087 shares)	—	—	—	—	—	—	0.1
Restricted stock grant (82,510 shares from treasury stock)	—	—	(0.1)	—	(3.3)	—	3.4
Amortization of unearned compensation	—	—	—	—	1.0	—	—
Unrealized gain on hedged transactions, net of tax provision of $60.5	—	—	—	—	—	98.7	—

Balance at June 30, 2003	$66.9	$78.3	$1,597.4	$529.6	$(2.3)	$(48.3)	$(482.8)

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in millions of US Dollars)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(97.4)	$(43.5)
Cumulative effect of accounting change	2.1	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	168.5	172.4
Deferred income taxes	(16.8)	(35.5)
Amortization of unearned compensation	1.0	—
Minority interests in net loss of subsidiaries	(7.2)	(5.8)
Net gain on sale of assets	(115.1)	(75.0)
Changes in working capital:
Accounts receivable, net	(7.8)	9.5
Inventories	(33.4)	(6.9)
Income taxes receivable	75.6	—
Accounts payable and accrued liabilities	11.8	(45.5)
Income taxes payable	29.6	6.8
Receipts (payments) on maturity of hedging contracts	13.3	(7.1)
Other, net	16.9	6.8

Net cash from (used for) operating activities	41.1	(23.8)
Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(150.0)	(125.0)
Disposition of assets, including timber and timberlands	140.3	19.9
Proceeds from the monetization of notes receivable	—	88.1
Cash invested in marketable securities	—	(1.5)
Cash from maturity of marketable securities	—	3.2

Net cash used for investing activities	(9.7)	(15.3)
Cash flows from financing activities:
Cash dividends, including minority interests	(22.8)	(26.6)
Short-term financing	558.2	588.3
Short-term financing repayments	(695.4)	(755.5)
Net borrowings of long-term debt	174.8	228.3
Stock options exercised	0.2	6.0
Other	0.4	—

Net cash from financing activities	15.4	40.5

Net increase in cash and cash equivalents	46.8	1.4
Cash and cash equivalents at beginning of year	35.9	28.3

Cash and cash equivalents at end of period	$82.7	$29.7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest of $5.7 and $3.4	$91.5	$87.0
Income taxes	$2.4	$16.6

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (“Bowater”). The consolidated balance sheet as of June 30, 2003 and the related statement of operations, capital accounts and cash flows for the periods ended June 30, 2003 and 2002 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2003 presentation.

2.	Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. Our significant off-balance sheet debt guarantees include: $45.2 million related to Ponderay Newsprint Company, an unconsolidated partnership in which we have a 40% interest, $10.5 million, representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our qualified special purpose entities and $43.5 million related to our synthetic lease for our Covington Tennessee Nuway facility (which was terminated after June 30, 2003 - See Note 13). The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Bowater adopted the disclosure requirements of FIN 45 effective with our Annual Report on Form 10-K for the year ending December 31, 2002. Bowater adopted the recognition requirements of FIN 45 on January 1, 2003. These off-balance sheet guarantees, are disclosed in our Annual Report on Form 10-K for the year ending December 31, 2002, and were entered into prior to December 31, 2002, therefore the adoption did not have an impact on our 2003 financial statements.

3.	Asset Retirement Obligations

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and in which a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method and the liability should be accreted to its face amount. Prior to SFAS No. 143, Bowater had not recorded an obligation for these asset retirement obligations.

Bowater adopted SFAS No. 143 on January 1, 2003 and recorded a cumulative effect adjustment of $2.1 million, net of taxes ($0.04 per share) to our consolidated statement of operations for the first quarter of 2003. The adoption adjustment also included increases to fixed assets, net, of $0.9 million, long-term obligations of $4.3 million and deferred taxes of $1.3 million. Asset retirement obligations were recorded for those obligations where a legally enforceable obligation exists, the life is determinable and a reasonable estimate of fair value can be made. Asset retirement obligations recorded in connection with the adoption of SFAS No. 143 were primarily for industrial waste landfills, bark piles and sludge basins where we have a legally enforceable obligation to perform capping and post closure monitoring procedures upon closing of these assets. The capitalized cost recorded is depreciated over its estimated useful life on a straight-line basis.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

Additionally, we have certain asset retirement obligations that have indeterminate useful lives and therefore have an indeterminate settlement date for the related asset retirement obligation. As a result, no asset retirement obligation was recorded for these assets. These assets include, for example, wastewater and effluent ponds that will be required to be drained once the related operating facility is closed, and storage sites or owned facilities for which removal of chemicals and other related materials will be required once the related operating facility is closed. Once the life of these assets becomes determinable and an estimate of fair value can be made, an asset retirement obligation will be recorded.

The pro forma effects of the application of SFAS No. 143 as if the statement had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions, except per-share amounts)	2003	2002	2003	2002

Pro forma amounts assuming the accounting change is applied retroactively, net of tax:
Net loss	$(25.7)	$(53.9)	$(95.2)	$(43.8)

Net loss per diluted share	$(0.45)	$(0.95)	$(1.67)	$(0.77)

The following tables describes changes to Bowater’s asset retirement obligation liability for the three and six months ended June 30, 2003:

	Three months	Six months
	ended	ended
(Unaudited, in millions)	June 30, 2003	June 30, 2003

Asset retirement obligation at the beginning of period	$4.4	$—
Cumulative effect adjustment of adoption of SFAS No. 143	—	4.3
Accretion expense	0.1	0.2

Asset retirement obligation at the end of period	$4.5	$4.5

4.	Stock Based Compensation

Bowater accounts for stock-based compensation utilizing the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant.

The following table represents the pro forma effect on net loss and loss per share if we had applied the fair value-based method and recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The estimated fair value of the option is amortized to expense over the vesting period of the option award, in accordance with the provisions of SFAS No. 123.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions, except per-share amounts)	2003	2002	2003	2002

Net loss as reported:	$(25.7)	$(53.7)	$(97.4)	$(43.5)
Add: Stock-based compensation expense included in net loss, net of related tax effects	0.4	—	0.8	—
Deduct: Stock-based compensation expense determined under fair value based methods, net of related tax effects	(1.8)	(2.1)	(3.7)	(4.3)

Pro forma net loss	$(27.1)	$(55.8)	$(100.3)	$(47.8)

Loss per share:
Basic, as reported	$(0.45)	$(0.95)	$(1.71)	$(0.77)
Basic, pro forma	(0.48)	(0.98)	(1.76)	(0.84)
Diluted, as reported	$(0.45)	$(0.95)	$(1.71)	$(0.77)
Diluted, pro forma	(0.48)	(0.98)	(1.76)	(0.84)

The fair value of each option granted in the three and six months ended June 30, 2003 and 2002, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Assumptions:
Dividend yield	2.10%	1.57%	1.96%	1.64%
Expected volatility	31.39%	30.43%	31.77%	30.29%
Risk-free interest rate	2.96%	4.85%	3.35%	4.69%
Expected option lives in years	6.23	6.28	6.24	6.28

Weighted average fair value of each option	$10.80	$17.12	$12.19	$16.69

On January 28, 2003, Bowater granted 82,510 shares of restricted stock to certain officers under the 2002 stock option plan. The 82,510 shares of restricted stock were issued from our treasury stock. In accordance with APB 25, we will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the grant. The expense measured under SFAS No. 123 does not differ from that under APB 25. Shares of restricted stock awarded under the 2002 plan vest at the rate of 50% of each award on the first anniversary of the award date and the remaining 50% on the second anniversary of the award date. Restricted shares awarded under the 2002 stock option plan are subject to forfeiture in the event of termination of employment prior to the vesting dates. Prior to vesting, the participants may vote and receive dividends. The market value of the restricted shares granted on January 28, 2003 was approximately $3.3 million and was recorded as unearned compensation, which is a separate component of shareholders’ equity, in the first quarter of 2003. We recorded compensation expense of approximately $0.6 million and $1.0 million related to the amortization of unearned compensation for the three and six-month periods ended June 30, 2003.

5.	Net Gain on Sale of Assets

In the second quarter of 2003, Bowater sold fixed assets and land resulting in a pre-tax gain of $104.0 million, or $1.13 per diluted share after tax. In the second quarter of 2002, Bowater sold fixed assets and land resulting in a pre-tax gain of $3.5 million, or $0.04 per diluted share after tax.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

In the second quarter of 2003, Bowater completed the sale of approximately 82,000 acres of owned and leased timberlands for cash consideration of approximately $122 million. This transaction resulted in a pre-tax gain of approximately $97.5 million.

In January 2002, we completed the sale of approximately 116,000 acres of timberland for aggregate consideration of $104.2 million. We received $5.1 million in cash after expenses, and $99.1 million in notes receivable. In March 2002, we monetized the notes receivable of $99.1 million for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million.

•	The notes receivable were monetized through a bankruptcy-remote limited liability company. The bankruptcy-remote subsidiary is a qualified special purpose entity (QSPE) under SFAS No. 140, and is not consolidated in our financial statements.

•	This QSPE has issued fixed rate senior secured notes totaling $89.2 million, which are secured by the notes receivable held by the QSPE. The value of these senior secured notes is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by a letter of credit issued by a third party financial institution.

•	We retain an interest in the excess future cash flows of the QSPE (cash received from notes receivable versus cash paid out on the senior secured notes). We retained an interest in the QSPE of $7.1 million. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as our retained interest consists of a note with a low level of credit risk, contractually due in 15 years and not subject to prepayment. The discount rate used for the note is 6.91%.

•	We recorded a $3.9 million loss on the monetization of the notes receivable, which was based on the difference in the original carrying amount of the notes (allocated between the asset monetized and the retained interest) and the fair value at the date of the monetization.

Also in the first six months of 2003, Bowater sold approximately 5,900 acres of other timberlands and recorded a net pre-tax gain of $17.6 million, of which approximately $6.5 million was recorded in the second quarter from the sales of approximately 2,800 acres. In the first six months of 2002, we sold approximately 4,600 acres of other timberlands and recorded a net pre-tax gain of $4.6 million, of which approximately $3.5 million was recorded in the second quarter from the sales of approximately 1,900 acres.

6.	Other Expense (Income)

“Other, net” in the Consolidated Statement of Operations includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2003	2002	2003	2002

Foreign exchange loss	$5.6	$4.6	$13.8	$3.5
(Income) loss from joint venture	(0.6)	0.8	0.2	1.9
Miscellaneous income	(2.5)	(0.2)	(3.2)	(0.3)

	$2.5	$5.2	$10.8	$5.1

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

7.	Accumulated Other Comprehensive Income (Loss)

The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet are as follows:

	June 30,	December 31,
(Unaudited, in millions)	2003	2002

Pension plan additional minimum liabilities	$(223.3)	$(211.9)
Foreign currency translation	0.5	(9.9)
Unrealized gain (loss) on hedging transactions	151.2	(8.0)
Taxes	23.3	79.7

	$(48.3)	$(150.1)

8.	Loss Per Share

Basic and diluted loss per share are based on net loss and do not include any impact from “Other comprehensive income (loss).” The calculation of basic and diluted loss per share after cumulative effect of accounting change is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions, except per-share amounts)	2003	2002	2003	2002

Basic computation:
Basic loss available to common shareholders	$(25.7)	$(53.7)	$(97.4)	$(43.5)

Basic weighted average shares outstanding	56.9	56.9	56.9	56.8

Basic loss per common share	$(0.45)	$(0.95)	$(1.71)	$(0.77)

Diluted computation:
Diluted loss available to common shareholders	$(25.7)	$(53.7)	$(97.4)	$(43.5)

Basic weighted average shares outstanding	56.9	56.9	56.9	56.8
Effect of dilutive securities:
Options	—	—	—	—

Diluted weighted average shares outstanding	56.9	56.9	56.9	56.8

Diluted loss per common share	$(0.45)	$(0.95)	$(1.71)	$(0.77)

The dilutive effect of options outstanding is calculated using the treasury stock method. Options outstanding at June 30, 2003 and 2002, for approximately 4.2 million and 3.5 million shares, respectively, were excluded from the calculation of diluted loss per share as the impact would have been antidilutive.

9.	Goodwill

As of June 30, 2003 and December 31, 2002, we had unamortized goodwill in the amount of $828.2 million and $839.9 million, respectively. As of June 30, 2003, and for our annual impairment testing purposes, goodwill of $530.4 million and $297.8 million (including allocated corporate goodwill of $185.6 million and $107.8 million, respectively) is included in the Newsprint Division and the Canadian Forest Products Division reportable segments, respectively. Goodwill decreased by $2.9 million in the second quarter of 2003 and by $11.7 million for the first six months of 2003 as a result of the reduction of certain tax reserves in connection with the resolution of certain Avenor acquisition tax matters.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

10.	Acquisition/Divestiture and Severance Related Liabilities

WORKFORCE REDUCTIONS:

The following table summarizes the activity of our workforce reductions:

	3 Months Ended	6 Months Ended
(Unaudited, in millions)	June 30, 2003	June 30, 2003

Workforce reductions	255	334
Employee termination costs	$18.2	$24.9
Classified as:
Cost of sales	18.2	23.9
Selling and administrative	—	1.0
Cash payments	7.6	12.6

In the second quarter of 2003, Bowater reduced its workforce by approximately 255 people and recorded approximately $18.2 million for employee termination costs, including severance, pension, medical and other benefits. These terminations were part of voluntary workforce reductions that were finalized in the second quarter of 2003. Included in the employee termination costs of $18.2 million are pension related charges for a pension plan curtailment of approximately $2.7 million and other pension plan benefits of approximately $4.6 million related to accelerated pension years of service in connection with certain voluntary programs. A third party actuarial firm assisted Bowater in determining the pension plan curtailment loss.

In the first quarter of 2003, Bowater reduced its workforce by approximately 79 people and recorded approximately $6.7 million for employee termination costs, including severance, medical and other benefits. These terminations were part of either a voluntary or involuntary workforce reduction that was finalized in the first quarter of 2003.

These work force reductions were part of a multifaceted cost reduction initiative announced in the fourth quarter of 2002. Related to the total workforce reductions to date, we expect to expense additional employee termination costs of approximately $3.2 million throughout the remainder of 2003 and approximately $0.1 million in 2004 for arrangements with certain employees who will render service until their final termination date. The remaining severance related accrual at June 30, 2003, of $17.9 million, which excludes the pension related charges, is expected to be paid during 2003 and the first half of 2004, and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

The following tables summarizes the activity of our workforce reductions, by reportable segment expensed to our Consolidated Statement of Operations:

	Expected to	3 Months Ended	6 Months Ended	Cumulative
(Unaudited, in millions)	be Incurred	June 30, 2003	June 30, 2003	Expense

Employee termination costs by segment:
Newsprint	$24.1	$12.6	$17.3	$23.2
Coated and Specialty Papers	11.9	3.7	4.3	9.8
Canadian Forest Products	2.4	1.9	2.3	2.3
Forest Products	1.4	—	1.0	1.4
Corporate/Other	1.8	—	—	1.6

	$41.6	$18.2	$24.9	$38.3

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

ALLIANCE ACQUISITION:

In connection with the September 24, 2001, Alliance acquisition, Bowater recorded employee termination costs of approximately $20.6 million, which included approximately $16.9 million in connection with the permanent closing of a newsprint machine and other assets at the Coosa Pines, Alabama, facility. Of the $20.6 million, approximately $19.5 million (exclusive of the effect of foreign exchange rates of $0.3 million) was paid through December 31, 2002. Approximately $0.4 million was paid in the second quarter and $1.2 million in the first six months of 2003. The remaining accrual at June 30, 2003, of $0.2 million is expected to be paid during the remainder of 2003, and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

The following table summarizes the activity for the workforce reductions (excluding the pension related charges) and the Alliance acquisition liabilities described above for the six months ended June 30, 2003:

Write-offs
&
		Payments		Foreign
	Balance,	Against	Increase	Exchange/	Balance,
(Unaudited, in millions)	12/31/02	Reserve	Reserve	Other	6/30/03

Employee termination costs	$14.2	$13.8	$17.6	$0.1	$18.1

11.	Long-Term and Short-Term Debt

On June 19, 2003, we sold, in a private placement, with registration rights, $400 million notes due 2013. Interest on the notes accrues at the annual rate of 6.5% and is payable on June 15 and December 15 of each year, beginning on December 15, 2003. We received net proceeds from the sale of the notes of approximately $392.8 million, which were net of the discount of $1.6 million and financing fees of $5.6 million. The discount and financing fees are being amortized over the life of the notes. The proceeds were used to pay amounts outstanding under short-term bank debt credit facilities ($241.0 million) and a portion of the three-year term loan ($140.0 million). We used the balance ($11.8 million) for general corporate purposes. In August 2003, we used the $11.8 million balance of the net proceeds, plus new borrowings under our accounts receivable securitization program, to terminate the lease and purchase the Covington, Tennessee paper coating facility for approximately $51.8 million (See Note 13).

12.	Dividends to Minority Interest Shareholder

During the first six months of 2003, the Board of Directors of Calhoun Newsprint Company (CNC), a 51%-owned indirect subsidiary of Bowater, did not declare a dividend. In the first six months of 2002, the Board of Directors of CNC declared dividends of $8.3 million. As a result, $4.1 million was paid to the minority shareholder.

13.	Operating Lease – Special Purpose Entity

A paper coating facility (referred to as “Nuway”) located in Covington, Tennessee was constructed for Bowater in 2002. Construction of the facility was financed through a special purpose entity (“SPE”). Bowater has no ownership interest in the SPE. Bowater Nuway Inc., a wholly-owned subsidiary of Bowater, has entered into a lease commitment with the SPE, the lessor in the transaction, for this facility. The Covington, Tennessee facility commenced operations in March of 2002. Total costs incurred by the SPE for the construction of the Covington facility was approximately $52.3 million. The assets and debt associated with this facility are not consolidated in Bowater’s financial statements as of June 30, 2003. The lease is classified as operating lease and the payments expensed in accordance with SFAS No. 13, “Accounting for Leases.” This arrangement provided

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

favorable cost financing. The future minimum lease payments are approximately $2.2 million per year. The base lease term for the facility was scheduled to expire on April 30, 2006 but was terminated early in August 2003, as described below. We have options at the end of the base lease term to (1) extend the lease term annually for an additional five years, (2) purchase the leased property or (3) terminate the lease agreement. In the event that the lease agreement was terminated, Bowater Nuway Inc. (as lessee) would have been required to cause the facility to be sold and the lessor to be paid a residual value guarantee of approximately 83% of the lessor’s investment in the facility. The present value of rental payments, estimated termination costs and the residual value guarantee at the inception of the lease did not exceed in the aggregate 89.5% of the lessor’s investment in the facility. Upon consummation of the sale, the lessor would have been entitled to retain an amount equal to its remaining investment in the facility, and any balance of the sale proceeds is to be paid to the lessee. Bowater has guaranteed its subsidiary lessee’s obligations under this arrangement.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. Under the new guidance in FIN 46, we would be required to consolidate the SPE and include the SPE’s total assets and debt on our Consolidated Balance Sheet effective July 1, 2003. Total assets and debt of the SPE are approximately $51.8 million and $49.0 million, respectively. Effective July 1, 2003, in accordance with FIN 46, Bowater will consolidate the SPE and initially measure the assets, liabilities and noncontrolling interests of the SPE at their carrying amounts as though the SPE had always been consolidated (since March 2002). Any difference between the net amounts added to our balance sheet as a result of consolidating the SPE will be recognized as a cumulative effect of an accounting change.

In August 2003, we used the approximate $11.8 million balance of the remaining net proceeds of the $400 million notes issuance (See Note 11), plus new borrowings under our accounts receivable securitization program, to terminate the lease and purchase the Nuway facility from the SPE; all at a total cost of approximately $51.8 million.

14.	Commitments and Contingencies

a.	We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or year.

b.	In late 2001, Bowater, several other paper companies, and 120 other companies were named as defendants in asbestos personal injury actions based on product liability claims. These actions generally allege occupational exposure to numerous products. Bowater has denied the allegations and no specific product of Bowater has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury.

These suits have been filed by approximately 855 claimants who sought monetary damages in civil actions pending in state courts in Illinois, Mississippi, Missouri, New York and Texas. Approximately 715 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 140 claims remain. All claims in Missouri have been dismissed, and plaintiffs’ counsel in Illinois and Missouri have agreed not to file similar cases. About fifteen new cases have been filed since April 2003. Insurers are defending these claims and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on Bowater’s business, financial position or results of operations.

c.	Bowater may be a “potentially responsible party” (“PRP”) with respect to four hazardous waste sites which are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

Act of 1980, as amended (“CERCLA” or “Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The EPA, based on the remoteness of the site, listed it as “No Further Action Status” in September 2002. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. The fourth site is a drum recycling plant in South Carolina. We were one of numerous parties that shipped empty drums. The U.S. EPA has remediated the site pursuant to Superfund at a cost of $6.2 million. Bowater has been designated by the EPA as a de minimis PRP, which means that we will be required to pay a small percentage (estimated at 1-2%) of the cleanup cost based on the number of drums involved. We believe we will not be liable for any significant amounts at any of these sites.

d.	On December 28, 2001, we filed a lawsuit against the Tennessee Valley Authority (TVA) alleging that TVA overcharged us for electricity it supplied to our Calhoun, Tennessee and Grenada, Mississippi facilities. We are seeking over $40 million in damages, and TVA has not filed any counterclaims. The case is still in the discovery stage in federal court in Knoxville, Tennessee, scheduled for trial on April 19, 2004.

15.	Financial Instruments

We utilize certain derivative instruments to enhance our ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those positions. We do not enter into contracts for speculative purposes; however, we do, from time to time enter into commodity and currency option contracts that are not accounted for as accounting hedges. At the time we enter into the derivative contract we designate the derivative as a cash flow hedge.

We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to U.S. and Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows at the Canadian mill operations.

During the first six months of 2003, we recorded a net gain of $159.2 million ($98.7 million, after tax) in “Accumulated other comprehensive loss” related to our cash flow hedges. The net gain results from a reclassification of $3.6 million ($2.2 million, after tax) gains from “Accumulated other comprehensive loss” to earnings and $162.8 million ($100.9 million, after tax) unrealized gain recorded for the change in value related to our cash flow hedges. We expect to reclassify a $86.7 million gain ($53.8 million, after-tax) from “Accumulated other comprehensive loss” to earnings during the next twelve months as the hedged items affect earnings.

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

		Net Asset (Liability)
	Notional			Range Of
	Amount of	Carrying	Fair	U.S.$/CDN$
June 30, 2003 (in millions)	Derivatives	Amount	Market Value	Exchange Rates

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2003	$211.6	$36.0	$36.0	.6199-.6467
Due in 2004	572.5	95.2	95.2	.6124-.6476
Due in 2005	262.0	20.1	20.1	.6316-.7179

	$1,046.1	$151.3	$151.3

In order to reduce our exposure to exchange rate fluctuations on our Canadian dollar denominated long-term debt, we enter into Canadian dollar forward contracts with notional amounts of approximately $100 million. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly and gains or losses are included in “Other, net” in our Consolidated Statement of Operations. At June 30, 2003, our outstanding Canadian dollar forward contracts had notional amounts of $100 million due on September 29, 2003. The fair value of the Canadian dollar forward contracts outstanding at June 30, 2003 was $0.4 million. We recorded gains of approximately $9.3 million and $17.2 million for the three and six months ended June 30, 2003 and $5.9 million and $5.3 million for the three and six months ended June 30, 2002 in the Consolidated Statement of Operations as a result of these economic hedge contracts.

Additionally, in connection with the Alliance acquisition, Alliance had Canadian dollar range forward contracts in place to reduce its exposure to U.S. and Canadian dollar exchange rate fluctuations as the majority of Alliance’s sales were sold into the U.S. and denominated in U.S. dollars. These Canadian dollar range forward contracts are not accounted for as accounting hedges under SFAS No. 133. Changes in the derivatives fair values are immediately recognized in earnings and included in “Other, net” in our Consolidated Statement of Operations. At June 30, 2003, we had Canadian dollar range forward contracts with notional amounts due in 2003 of $55.0 million. The fair value of the Canadian dollar forward contracts at June 30, 2003 was zero. The loss recorded for the three and six months of 2003 and 2002 in the Consolidated Statement of Operations as a result of these Canadian dollar forward contracts was less than $1.0 million. As these contracts expire, we are not replacing them.

The counterparties to our derivative financial instruments are substantial and creditworthy financial institutions. Therefore, the risk of counterparty nonperformance is considered to be remote.

16.	Segment Information

Below is a description of the types of products and services from which each reportable segment derives its revenues:

Bowater is organized into five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, the Forest Products Division and the Canadian Forest Products Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate & other eliminations”. Therefore, the other four divisions are our reportable segments. Certain segment information for the three and six month periods ended June 30, 2002 has been reclassified to conform to the June 30, 2003 presentation.

NEWSPRINT DIVISION

The Newsprint Division operates seven manufacturing sites, (including Ponderay Newsprint Company, an unconsolidated partnership), in the United States, Canada and South Korea. The principal product at these manufacturing sites is newsprint, but several of the sites also produce market pulp and uncoated specialty

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

papers. This division has primary responsibility for the domestic and international marketing and sale of newsprint.

COATED AND SPECIALTY PAPERS DIVISION

The Coated and Specialty Papers Division operates a manufacturing site that produces coated paper, market pulp and uncoated specialty papers, and two Nuway coating facilities, all located in the United States. This division is responsible for the marketing and sale of the full spectrum of coated and uncoated groundwood specialty papers manufactured by Bowater.

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

FOREST PRODUCTS DIVISION

The Forest Products Division manages 1.0 million acres of timberland owned or leased in the United States and the Canadian provinces of Ontario and Nova Scotia and over 8.3 million acres of Crown-owned land in the province of Ontario on which we have cutting rights. The division also operates four softwood sawmills, supplies wood fiber to our pulp and paper production sites and markets and sells timber and southern yellow pine lumber in North America.

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

The following tables summarize information about segment profit and loss for the three and six month periods ended June 30, 2003 and 2002 and segment assets as of June 30, 2003 and 2002:

		Coated
		and		Canadian	Net
Three Months Ended		Specialty	Forest	Forest	Gain on	Corporate/
June 30, 2003	Newsprint	Papers	Products	Products	Sale of	Other
(Unaudited, in millions)	Division	Division	Division	Division	Assets	Eliminations	Total

Sales-including internal sales	$359.6	$117.3	$24.3	$183.7	$—	$—	$684.9
Elimination of intersegment sales	—	—	—	—	—	(20.8)	(20.8)

Sales – external customers	359.6	117.3	24.3	183.7	—	(20.8)	664.1

Segment income (loss)	(30.8)	(13.8)	(3.1)	(15.1)	104.0	(9.6)	31.6

Total assets at 6/30/03	$2,872.7	$792.3	$251.2	$1,233.7	$—	$520.6	$5,670.5

		Coated
		and		Canadian	Net
Three Months Ended		Specialty	Forest	Forest	Gain on	Corporate/
June 30, 2002	Newsprint	Papers	Products	Products	Sale of	Other
(Unaudited, in millions)	Division	Division	Division	Division	Assets	Eliminations	Total

Sales-including internal sales	$316.0	$121.0	$25.3	$198.1	$—	$—	$660.4
Elimination of intersegment sales	—	—	—	—	—	(13.6)	(13.6)

Sales – external customers	316.0	121.0	25.3	198.1	—	(13.6)	646.8

Segment income (loss)	(28.5)	(5.2)	1.8	20.1	3.5	(27.1)	(35.4)

Total assets at 6/30/02	$3,017.9	$653.6	$237.0	$1,336.4	$—	$432.2	$5,677.1

		Coated
		and		Canadian	Net
Six Months Ended		Specialty	Forest	Forest	Gain on	Corporate/
June 30, 2003	Newsprint	Papers	Products	Products	Sale of	Other
(Unaudited, in millions)	Division	Division	Division	Division	Assets	Eliminations	Total

Sales-including internal sales	$710.4	$223.5	$46.6	$355.0	$—	$—	$1,335.5
Elimination of intersegment sales	—	—	—	—	—	(40.9)	(40.9)

Sales – external customers	710.4	223.5	46.6	355.0	—	(40.9)	1,294.6

Segment income (loss)	$(51.8)	$(34.1)	$(4.9)	$(27.1)	$115.1	$(21.9)	$(24.7)

		Coated
		and		Canadian	Net
Six Months Ended		Specialty	Forest	Forest	Gain on	Corporate/
June 30, 2002	Newsprint	Papers	Products	Products	Sale of	Other
(Unaudited, in millions)	Division	Division	Division	Division	Assets	Eliminations	Total

Sales-including internal sales	$645.7	$236.4	$46.6	$371.5	$—	$—	$1,300.2
Elimination of intersegment sales	—	—	—	—	—	(29.2)	(29.2)

Sales – external customers	645.7	236.4	46.6	371.5	—	(29.2)	1,271.0

Segment income (loss)	$(33.5)	$(11.1)	$2.1	$28.2	$75.0	$(49.3)	$11.4

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

Cautionary Statement Regarding Forward-Looking Information

Statements that are not reported financial results or other historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax and exchange rates. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those set forth below and those described from time to time in Bowater’s other filings with the Securities and Exchange Commission. In addition, other risks besides those could adversely affect us. We disclaim any obligation to publicly update or revise any forward-looking statements.

Risks Related to Our Business

Industry conditions may adversely affect our results of operations and financial condition

Our operating results reflect the cyclical pattern of the forest products industry. Most of our products are world-traded commodity products. Prices for our products have been historically volatile, and we, like other participants in the forest products industry, have limited direct influence over the timing and extent of price changes for our products. Instead, these price changes depend primarily on industry supply and customer demand. Industry supply depends primarily on available manufacturing capacity, and customer demand depends on a variety of factors, including the health of the economy in general and the strength of both print media advertising and new home construction. The United States and global economy and the market for our products have weakened significantly over the past several years and market conditions continue to be challenging. In addition, the long-term demand for newsprint in the United States is not expected to grow appreciably.

Intense competition in the forest products industry could adversely affect our operating results and financial condition

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

Developments in electronic data transmission and storage could adversely affect the demand for our products

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

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Changes in laws and regulations could require substantial additional expenditures by us to comply with these laws and regulations

We are subject to a variety of foreign, federal, state and local laws and regulations dealing with trade, transportation, currency controls and the environment. Changes in, or more stringent enforcement of, these laws or regulations have required in the past, and could require in the future, substantial expenditures by us. For example, changes in environmental laws and regulations could require us to spend substantial amounts to comply with restrictions on air emissions, wastewater discharge, waste management and landfill sites, including remediation costs. Environmental laws are becoming increasingly more stringent. Consequently, our compliance and remediation costs could increase materially. For example, in April 1998, the Environmental Protection Agency promulgated new air and water quality standards for the paper industry, known as the Cluster Rule, aimed at further reductions of pollutants. We anticipate spending approximately $175 million by the end of 2003, of which approximately $152 million had been spent as of June 30, 2003, to enable our Catawba, South Carolina facility to comply with the Cluster Rule. Another example is duties imposed on lumber shipments from Canada into the United States as discussed in the section under “Results of Operations – Three Months Ended June 30, 2003, versus June 30, 2002” entitled “Product Line Information”, subsection “Lumber” in this quarterly report.

We may be subject to unforeseen environmental liabilities

As an owner and operator of real estate and manufacturing and processing facilities, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability and damages to natural resources, resulting from past or present spills or releases of hazardous or toxic substances on or from our current or former properties. We may incur liability under these laws without regard to whether we knew of, were responsible for or owned the property at the time of any spill or release of hazardous or toxic substances on or from our property, or at properties where we arranged for the disposal of regulated materials. Claims may arise out of currently unknown environmental conditions or aggressive enforcement efforts by governmental or private parties.

We are exposed to currency fluctuations

Changes in foreign currency exchange rates can affect our selling prices and manufacturing costs.

We compete with North American, European and Asian producers in most of our product lines. Our products are sold and denominated in both U.S. dollars and selected foreign currencies. In addition to the impact of product supply and demand, changes in the relative strength or weakness of the U.S. dollar may also affect international trade flows of these products. A stronger U.S. dollar may attract imports from producers outside North America, while a weaker U.S. dollar will encourage North American exports. A stronger dollar, increasing supply, can have a downward effect on pricing in North America, while a weaker dollar can have a positive impact on our prices in export markets. Variations in the exchange rates between the U.S. dollar and other currencies, particularly the Euro and the currencies of Canada, Sweden, Finland and certain Asian countries, significantly affect our competitive position compared to many of our competitors.

Nearly half of our manufacturing costs and certain financial liabilities are denominated in Canadian dollars. Increases in the value of the Canadian dollar versus the U.S. dollar can significantly increase our costs and thus reduce our earnings, which are reported in U.S. dollar terms. The rate of fluctuation in exchange rates in any given quarter may vary significantly. For example in some quarters exchange rates may change less than one cent, while in others the change may be several cents or more.

The impact of the changes in the Canadian-U.S. dollar exchange rate on us primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our tax and other financial liabilities denominated in Canadian dollars, our hedging levels, and the magnitude, direction and duration of changes in the exchange rate. Under the exchange rates, hedging levels and operating conditions that existed for us during the quarter ended June 30, 2003, for every one-cent change in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for the second quarter of 2003 would have been reduced by approximately $2.25 million, or approximately $9 million on an annualized basis.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We expect exchange rate fluctuations to continue to impact our costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above.

We are exposed to changes in banking and capital markets and changes in interest rates

We require both short-term and long-term financing to fund our operations, including capital expenditures. Changes in banking, capital markets and/or our credit rating could affect the cost or availability of financing. In addition, we are exposed to changes in interest rates with respect to floating rate debt and in determining the interest rate of any new debt issues. Changes in the capital markets or prevailing interest rates can increase or decrease the cost or availability of financing.

Changes in the political or economic conditions in the United States or other countries in which our products are manufactured or sold can adversely affect our results of operations

We manufacture our products in the United States, Canada and South Korea, and sell our products throughout the world. The economic and political climate of each region has a significant impact on costs, prices of and demand for our products. Changes in regional economies or political stability, including acts of war or terrorist activities, can affect the cost of manufacturing and distributing our products, pricing and sales volume, directly affecting our results of operations. Such changes could also affect the availability or cost of insurance.

Raw material and energy prices are volatile, and shortages or price increases could adversely affect our operating results

We buy energy, chemicals, wood fiber, recovered paper and other raw materials on the open market. The prices for raw materials and energy are volatile and may change rapidly, directly affecting our results of operations. The availability of raw materials and energy may also be disrupted by many factors outside our control, adversely affecting our operations. We are a major user of renewable natural resources, specifically water and wood fiber. Accordingly, significant changes in climate and agricultural diseases or infestation could affect our financial condition and results of operations. The volume and value of timber that can be harvested may be limited by natural disasters such as fire, insect infestation, disease, ice storms, wind storms, flooding and other weather conditions and other causes. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes. Our supply of wood fiber is also affected by factors that impact production levels within the lumber industry such as currency fluctuations, duties, harvesting restrictions and finished lumber prices. See the section entitled “Results of Operations”.

There can be no assurance that we will return to profitability

We reported a net loss of $142.4 million for the 2002 fiscal year and a net loss of $97.4 million for the first six months of 2003. In response to these results, we have adopted an ongoing program that involves: (i) seeking ways to increase operating efficiencies and productivity to reduce costs; (ii) a workforce reduction; (iii) reducing non-essential capital spending; (iv) selling non-strategic assets; and (v) machine closures and conversions. There can be no assurance that these steps will enable us to return to profitability.

Our substantial indebtedness could adversely affect our financial health

We have a significant amount of indebtedness. As of June 30, 2003, we had outstanding total debt of $2,422.5 million, a deficit of earnings to fixed charges of $120.9 million and shareholders’ equity of $1,738.8 million. Our substantial amount of debt could have important consequences. For example, it could:

•	limit our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Our credit facilities contain various covenants including requirements to maintain adequate net worth and compliance with a specified ratio of total debt to total capital as defined in the credit facilities. Currently, these covenants require us to maintain a minimum consolidated net worth (generally defined in the credit facilities as common shareholders’ equity plus any outstanding preferred stock) of $1.625 billion. In addition, these agreements impose a maximum 60% ratio of total debt (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions) to total capital (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions plus net worth including minority interest). Our continued compliance is dependent on a number of factors, many of which are outside of our control. Should events occur that would result in noncompliance, we believe that a number of acceptable options would be available to us including, but not limited to, amending the credit facilities, obtaining a waiver or pursuing additional or alternative financing arrangements, but we cannot assure that these options would be available on attractive terms or at all.

Accounting Policies and Estimates

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition shown on our unaudited Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 1 to the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2002. Our critical accounting policies are described under the caption “Critical Accounting Policies and Estimates” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2002.

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

Our judgments are based on our assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in our Consolidated Financial Statements. Our projections of future results of operations and cash flows are utilized by an independent valuation firm to determine fair value for selected assets. These values are important assumptions in our critical accounting policies. It is important that the reader of our financial statements understand that actual results could differ materially from these estimates, assumptions, projections and judgments.

Results of Operations

Three Months Ended June 30, 2003, versus June 30, 2002

For the second quarter of 2003, we had operating income of $31.6 million compared to operating loss of $35.4 million for the second quarter of 2002. Operating income for the second quarter of 2003 includes a gain on the sale of assets of $104.0 million compared to a gain on the sale of assets of $3.5 million for the second quarter of 2002. Excluding these asset sales, operating income decreased $33.5 million compared to the second quarter of 2002. This decrease is attributable to higher severance related charges for the second quarter of 2003 ($18.2 million) compared to the second quarter of 2002 ($0.3 million), lower transaction prices for lumber ($8.2 million), higher lumber duties ($8.3 million) and higher overall operating costs ($37.3 million). These decreases were offset partially by higher transaction prices for newsprint ($21.9 million), and market pulp ($13.9 million). Operating costs were higher for

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

the quarter due to the strengthening of the Canadian dollar ($31.3 million) and higher wood, energy and chemical costs. Wood costs increased as a result of Canadian sawmill production curtailments, which reduced available chip supply, and from unusually wet weather in the U.S. South, which hampered harvesting. Energy costs were higher as a result of increased prices. Chemical costs increased primarily due to grade mix and the introduction of new coated grades at Catawba. Losses caused by the changes in the Canadian dollar exchange rates were partially offset by gains from our Canadian dollar hedging program ($13.8 million). We expect the relative exchange rate between the U.S. and Canadian dollar to continue to affect our results of operations. See the section entitled “Canadian-U.S. Dollar Exchange Rate Fluctuation Effect on Earnings” and under “Risks Related to Our Business” the subsection entitled “We are exposed to currency fluctuations.”

Net loss for the second quarter of 2003 was $25.7 million, or $0.45 per diluted share, compared with net loss of $53.7 million, or $0.95 per diluted share, in the second quarter of 2002. Sales for the second quarter of 2003 were $664.1 million compared with $646.8 million for the second quarter of 2002.

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

Sales by Product:

	Three Months Ended June 30,
(Unaudited, in millions)	2003	2002

Sales:
Newsprint	$307.2	$290.9
Market Pulp	111.2	125.8
Coated and Specialty Papers	184.3	153.3
Lumber	57.5	72.4
Other	3.9	4.4

Total sales	$664.1	$646.8

Newsprint: Our average transaction price for newsprint was 7.9% higher in the second quarter of 2003 compared to the second quarter of 2002 and 3.9% higher compared to the first quarter of 2003. This latter increase reflects the partial realization of an announced $50 per metric ton price increase in the second quarter for domestic newsprint, effective March 1, 2003. Newsprint shipments decreased compared to the second quarter of 2002, primarily due to the removal of 240,000 metric tons of annual newsprint production capacity related to the conversion of a newsprint machine at Catawba to coated paper. This decrease was partially offset by less downtime and other shifts in production. We took approximately 54,000 metric tons of market and maintenance downtime in the second quarter of 2003 compared to approximately 119,000 metric tons of downtime during the second quarter of 2002. The second quarter of 2002 downtime included 27,000 metric tons related to a strike at our Mokpo, South Korea, mill. One of two idled newsprint machines at Calhoun started back up in January 2003 after being down since January of 2002 due to newsprint market conditions. This startup was in conjunction with the shutdown of a specialty paper machine at Donnacona and a transfer of those specialty orders to Calhoun (100,000 metric tons of annual capacity). The second idled machine at Calhoun was started back up in July 2003 (after being down since January of 2002) in conjunction with the idling of a paper machine at the Thunder Bay mill. This market downtime will continue until market conditions improve. We plan to take approximately 53,000 metric tons of market and maintenance downtime in the third quarter of this year. We will continue to match our production to our orders. We informed our North

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

American customers of a $50 per metric ton newsprint price increase effective August 1, 2003. Depending on industry conditions, prices can be phased in for several months following their effective date.

Newsprint Third Party Data: In the second quarter of 2003, total U.S. newsprint demand decreased 2.6% while consumption increased 0.2% compared to the same period a year ago. North American net exports of newsprint decreased 1.2% from the second quarter 2002 level. Newspaper advertising linage improved 1.3% in June 2003 compared to June 2002. Total inventories (North American mills and users) at June 30, 2003 were 1.4 million metric tons, approximately 16% below historical levels, based on average total ending inventory for the last ten calendar years.

Market Pulp: Our average transaction price for market pulp in the second quarter of 2003 increased 16.4% compared to the second quarter of 2002 and was up 10.3% compared to the first quarter of 2003. This increase is predominantly due to a price increase of $40 per metric ton, effective April 1, 2003 for our paper grade market pulps. Our shipments decreased 24.1% compared to the same period last year, primarily due to weaker export markets and a nine-day shut due to temporary wood shortages at our Thunder Bay facilities. The combination of depressed lumber prices, countervailing and anti-dumping duties imposed by the U.S. government and a stronger Canadian dollar caused production curtailments at several sawmills, thereby creating a shortage of wood chips for the Thunder Bay mill. The company is taking actions to mitigate the potential for future disruptions and has experienced relatively normal wood fiber flows following the curtailment. Market pulp inventory ended the second quarter of 2003 at 22 days, increasing 9 days over the comparable period of the prior year, but 8 days below industry levels in the North American and Nordic region. We expect market pulp production will be curtailed by approximately 30,000 metric tons in the third quarter primarily due to the replacement of the fiber line at the Catawba mill and the temporary shut of the Thunder Bay mill (See Newsprint above).

Market Pulp Third Party Data: Demand for market pulp decreased for the three months ending June 30, 2003, compared to the same period of 2002. North America and Nordic (United States, Canada, Finland and Sweden) shipments were down 11.3% in the second quarter compared to the first quarter 2003 and 9.2% compared to the same period in 2002. During the quarter, North American and Nordic producers operated at 89% of capacity but shipped at only 85% of capacity. Consequently, inventories increased over the prior quarter by 237,000 metric tons, to end the quarter at 1.7 million metric tons, or 30 days supply. North American and Nordic inventories were 374,000 metric tons or 8 days supply higher than the corresponding period of 2002.

Coated and Specialty Papers: Our average transaction price for coated paper was 1.1% lower in the second quarter of 2003 compared to the second quarter of 2002 and 3.2% higher compared to the first quarter of 2003. Our coated paper shipments increased 26.0% compared to the same period last year, due to additional production from the conversion of a paper machine at Catawba from newsprint to coated paper and additional tons in 2003 from the Nuway Covington facility that started up in the first quarter of 2002. We expect this converted machine to increase Catawba’s production by approximately 20,000 tons in the third quarter of 2003 as compared to the second quarter of 2003.

Our average transaction price for specialty paper was 0.7% lower in the second quarter of 2003 compared to the second quarter of 2002 and 2.2% higher compared to the first quarter of 2003. Our specialty paper shipments increased 16.6% compared to the same period last year, due to the book market downgrading from traditional freesheet grades to groundwood specialties and retailers upgrading from newsprint to groundwood specialties.

Coated and Specialty Papers Third Party Data: US magazine advertising pages increased 6% compared to the second quarter of 2002 and catalog mailings (measured by Standard A mail pieces) increased 4% compared to the same period last year. North American demand for coated groundwood papers was up 4% compared to the second quarter of 2002. North American coated groundwood mill inventories were at 19 days supply at June 30, 2003 compared to 17 days supply at June 30, 2002. North American demand for supercalendered A/B papers and other uncoated groundwood papers was down 3% and up 7%, respectively, compared to the second quarter of 2002. North American uncoated groundwood inventories were at 21 days supply at June 30, 2003 compared to 17 days supply at June 30, 2002.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lumber: Our average transaction price for lumber products decreased 11.4% in the second quarter of 2003 compared to the second quarter of 2002 and increased 4.7% compared to the first quarter of 2003. Our lumber shipments decreased 10.3% in the second quarter of 2003 compared to the second quarter of 2002, primarily due to the temporary closure of certain sawmills as a result of the duties imposed on lumber shipments and the sale of our Riviere Bleue sawmill in the first quarter of 2003. U.S. housing starts in the second quarter were strong, increasing 4.1% in the second quarter of 2003 compared to the same period last year.

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

The Canadian government has appealed the duties to the World Trade Organization (WTO) and under the terms of the North American Free Trade Agreement (NAFTA) and requested that the duties be refunded. Although interim decisions have been rendered, the dispute is not yet resolved. The final amount of countervailing and antidumping duties that may be assessed on Canadian softwood lumber imports into the U.S. will depend upon negotiations among the governments involved in the dispute or upon determinations made by the NAFTA, WTO or other adjudicatory panels to which the duties may be appealed.

Divisional Performance

	Sales(1)		Segment Income (Loss) (1)

	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2003	2002	2003	2002

Newsprint	$359.6	$316.0	$(30.8)	$(28.5)
Coated and Specialty Papers	117.3	121.0	(13.8)	(5.2)
Forest Products	24.3	25.3	(3.1)	1.8
Canadian Forest Products	183.7	198.1	(15.1)	20.1
Net gain on sale of assets	—	—	104.0	3.5
Corporate & eliminations	(20.8)	(13.6)	(9.6)	(27.1)

Total	$664.1	$646.8	$31.6	$(35.4)

(1)	Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in “Corporate & eliminations.”

Total segment income (loss) in the preceding table is equal to “Operating income (loss)” as presented in our Consolidated Statement of Operations.

Newsprint Division: Sales for the division increased $43.6 million, from $316.0 million for the second quarter of 2002 to $359.6 million for the second quarter of 2003. This increase is primarily the result of higher transaction prices for newsprint ($18.1 million), market pulp ($11.3 million) and uncoated specialty paper ($5.0 million) and higher shipments of newsprint ($14.4 million) and uncoated specialty paper ($12.5 million). These increases were partially offset by lower shipments of market pulp ($17.7 million). See the previous discussion of product line results.

Operating loss increased $2.3 million from an operating loss of $28.5 million for the second quarter of 2002 to an operating loss of $30.8 million for the second quarter of 2003. The increase is primarily due to higher severance related charges, which were $12.5 million higher in the second quarter of 2003 compared to the second quarter of

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2002 and higher costs ($24.4 million) due to higher fiber and wood, maintenance, and fuel costs and a stronger Canadian dollar ($15.0 million). These increases in cost were partially offset by higher transaction prices for newsprint ($18.1 million), market pulp ($11.3 million) and uncoated specialty paper ($5.0 million).

Coated and Specialty Papers Division: Sales for the division decreased $3.7 million, from $121.0 million for the second quarter of 2002 to $117.3 million for the second quarter of 2003. This decrease was primarily due to lower transaction prices for coated papers ($0.8 million) and lower shipments of market pulp ($10.7 million) and newsprint ($17.7 million). Increased shipments of coated and specialty papers ($22.4 million) and an increase in market pulp pricing ($2.6 million) partially offset this decrease. See the previous discussion of product line results.

Operating loss increased $8.6 million from an operating loss of $5.2 million for the second quarter of 2002 to an operating loss of $13.8 million for the second quarter of 2003. This increase was primarily the result of higher operating costs ($7.8 million) as a result of higher wood costs due to weather conditions, higher chemical costs due to changes in grade mix and higher base stock costs. Higher severance charges ($3.7 million) and lower transaction prices for coated papers ($0.8 million) also contributed to the increase in operating loss. These increases were partially offset by higher transaction prices for market pulp ($2.6 million) and a reduction in selling and administrative expense ($1.1 million).

Nuway prices are based on coated paper prices, which remained near ten-year lows. Transaction prices for our Nuway product continued to be insufficient to cover costs. The effects of significant improvements in our productivity and quality were more than offset by higher base stock costs. Due to these factors, we are operating our Nuway facilities at about half their capacity. As market conditions improve, we expect to increase our production, eventually returning to a full production schedule. However, there is no assurance as to whether Nuway product pricing and costs will improve.

Forest Products Division: Sales for the division decreased $1.0 million, from $25.3 million for the second quarter of 2002 to $24.3 million for the second quarter of 2003. This decrease was due primarily to lower lumber transaction prices ($2.2 million), lower lumber shipments ($0.3 million) and lower timber shipments ($0.4 million). This decrease was partially offset by higher timber transaction prices ($1.9 million). See the previous discussion of product line results.

Operating income decreased $4.9 million from $1.8 million for the second quarter of 2002 to an operating loss of $3.1 million for the second quarter of 2003. This decrease was due primarily to higher lumber manufacturing costs ($3.4 million), lower lumber transaction prices ($2.2 million), higher timber manufacturing costs ($0.5 million) and higher lumber distribution costs ($0.5 million). Higher timber transaction prices ($1.9 million) partially offset these decreases. Lumber costs were higher in the second quarter of 2003 compared to the same period last year due to the start-up of the new Thunder Bay Ontario sawmill in May 2003, a stronger Canadian dollar ($0.9 million), sawmill market downtime, and higher wood costs.

Canadian Forest Products Division: Sales for the division decreased $14.4 million, from $198.1 million for the second quarter of 2002 to $183.7 million for the second quarter of 2003. This decrease is primarily the result of lower shipments ($9.7 million), primarily lumber, and lower transaction prices for lumber ($6.0 million) and specialty papers ($2.8 million), partially offset by higher transaction prices for newsprint ($3.8 million). Lumber shipments were lower primarily due to the temporary closure of certain sawmills as a result of the duties imposed on lumber shipments and the sale of our Riviere Bleue sawmill in the first quarter of 2003.

Operating income decreased $35.2 million, from $20.1 million for the second quarter of 2002 to a loss of $15.1 million for the second quarter of 2003. This decrease was primarily the result of lower transaction prices for specialty papers ($2.8 million) and lumber ($6.0 million), lower lumber shipments ($2.4 million), higher lumber duties ($8.2 million) and higher costs ($20.4 million) primarily from lower production volume ($7.4 million), higher severance charges ($1.9 million) and a stronger Canadian dollar ($15.5 million).These decreases were partially offset by higher transaction prices for newsprint ($3.8 million).

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Gain on Sale of Assets: In the second quarter of 2003, we sold fixed assets and land resulting in a pre-tax gain of $104.0 million, or $1.13 per diluted share after tax. This gain was primarily due to the sale of approximately 82,000 acres of owned and leased timberlands for cash consideration of approximately $122 million, which resulted in a pre-tax gain of approximately $97.5 million. Also in the second quarter of 2003, we had other asset sales resulting in a pre-tax gain of approximately $6.5 million.

In the second quarter of 2002, we sold fixed assets and land resulting in a pre-tax gain of $3.5 million, or $0.04 per diluted share after tax.

Corporate & Eliminations: The elimination of intersegment sales increased $7.2 million, from $13.6 million for the second quarter of 2002 to $20.8 million for the second quarter of 2003. Corporate expenses decreased $17.5 million from $27.1 million for the second quarter of 2002 to $9.6 million for the second quarter of 2003, due primarily to hedging gains.

Interest and Other Income and Expenses

Interest expense increased $0.9 million from $41.3 million for the second quarter of 2002 to $42.2 million for the second quarter of 2003. This increase was primarily attributable to higher interest rates in connection with a $400 million debt offering in June 2003. (See section under “Liquidity and Capital Resources” entitled “Credit Arrangements.”) The debt will increase interest expense by approximately $3 million per quarter. Other expense decreased $2.7 million in the second quarter of 2003, with expense of $2.5 million compared to expense of $5.2 million for the same period in 2002. The decrease in other expense is primarily due to an increase in income from joint venture and miscellaneous income, partially offset by an increase in foreign exchange loss. We recorded a foreign exchange loss of $5.6 million in the second quarter of 2003 compared to a loss of $4.6 million in the second quarter of 2002. The majority of our exchange gains and losses in Other, net is attributable to the revaluation of unhedged foreign denominated liabilities into U.S. dollars.

Our effective tax rate for the second quarter of 2003 was (149.4)% compared to 28.3% for the second quarter of 2002. The rates in both 2003 and 2002 were primarily impacted by certain losses from changes in foreign currency exchange rates for which the company received no tax benefit.

Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of special tax treatment on foreign currency gains and losses. Due to the variability and volatility of foreign exchange rates we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Excluding the impact from foreign exchange currency gains and losses, we currently estimate our annual effective tax rate for 2003 to be approximately 40%.

Six Months Ended June 30, 2003, versus June 30, 2002

For the first six months of 2003, we had an operating loss of $24.7 million compared to operating income of $11.4 million for the first six months of 2002. Operating loss for the first six months of 2003 includes a gain on the sale of assets of $115.1 million compared to a gain on the sale of assets of $75.0 million for the first six months of 2002. Excluding these asset sales, operating loss increased $76.2 million. This increase is attributable to higher severance related charges ($24.6 million), higher lumber duties ($9.2 million), lower transaction prices for coated and specialty papers ($5.8 million) and lumber ($11.0 million) and higher operating costs ($77.9 million). These increases were offset partially by higher transaction prices for newsprint ($23.0 million), market pulp ($22.7 million) and timber ($4.4 million). Operating costs were higher for the period due to higher wood, energy and repair costs and the strengthening of the Canadian dollar ($47.4 million). Energy costs were higher as a result of increased prices and severe weather. Wood costs increased as a result of Canadian sawmill production curtailments, which reduced available chip supply, and from unusually wet weather in the U.S. South. Losses due to the effect of changes in the Canadian dollar exchange rates were partially offset by gains from our Canadian dollar hedging program ($21.4 million).

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net loss for the first six months of 2003 was $97.4 million, or $1.71 per diluted share, compared with net loss of $43.5 million, or $0.77 per diluted share, in the first six months of 2002. Sales for the first six months of 2003 were $1,294.6 million compared with $1,271.0 million for the first six months of 2002. Net loss for the first six months of 2003 includes an after tax charge of $2.1 million, or $0.04 per diluted share, for a cumulative effect adjustment from the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations.

Product Line Information

Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

Sales by Product:

	Six Months Ended June 30,
(Unaudited, in millions)	2003	2002

Sales:
Newsprint	$598.0	$581.6
Market Pulp	240.1	242.1
Coated and Specialty Papers	338.0	306.1
Lumber	106.8	129.3
Other	11.7	11.9

Total sales	$1,294.6	$1,271.0

Newsprint: Our average transaction price for newsprint was 4.2% higher in the first six months of 2003 compared to the first six months of 2002. Newsprint shipments decreased 1.3% compared to the first six months of 2002, primarily due to the removal of 240,000 metric tons of annual newsprint production capacity related to the conversion of a newsprint machine at Catawba to coated paper. This decrease was partially offset with less downtime and other shifts in production. There was approximately 103,000 metric tons of market and maintenance downtime in the first six months of 2003 compared to approximately 189,000 metric tons of downtime during the first six months of 2002. The first six months of 2002 downtime included 27,000 metric tons related to a strike at our Mokpo, South Korea, mill. One of two idled newsprint machines at Calhoun, started back up in January 2003 after being down since January of 2002 due to newsprint market conditions. This startup was in conjunction with the shutdown of a specialty paper machine at Donnacona and a transfer of those specialty orders to Calhoun (100,000 metric tons of annual capacity). The second idled machine at Calhoun started back up in July 2003 (after being down since January 2002) in conjunction with the idling of a paper machine at the Thunder Bay mill. This market downtime will continue until market conditions improve. We plan to take approximately 53,000 metric tons of market and maintenance downtime in the third quarter of this year. We will continue to match our production to our orders.

Newsprint Third Party Data: In the first six months of 2003, total United States demand and consumption of newsprint increased 0.6% compared to the same period a year ago. North American net exports of newsprint increased 2.2% from the first six months 2002 level. Newspaper advertising linage improved 1.3% in June compared to June 2002 and improved 1.0% year to date.

Market Pulp: Our average transaction price for market pulp in the first six months of 2003 increased 10.9% compared to the first six months of 2002. Our shipments decreased 10.6% compared to the same period last year, primarily due to weaker export markets and a nine-day shut at Thunder Bay due to temporary wood shortages.

Market Pulp Third Party Data: Demand for market pulp decreased over the first six months of 2003. North American and Nordic (United States, Canada, Finland and Sweden) shipments were down 1% compared to the first 6 months of 2002. Consequently inventories increased slightly from 1.64 to 1.71 million metric tons to end at 30 days supply at the end of June 2003.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Coated and Specialty Papers: Our average transaction price for coated paper was 4.5% lower in the first six months of 2003 compared to the first six months of 2002. Our coated paper shipments increased 19.5% compared to the same period of the prior year, due to the conversion of a paper machine at Catawba from newsprint to coated papers and the addition of the Nuway Covington facility in March 2002.

Our average transaction price for specialty paper was 3.3% lower in the first six months of 2003 compared to the first six months of 2002. Our specialty paper shipments increased 10.5% compared to the same period last year, due to the book market downgrading from traditional freesheet grades to groundwood specialties and retailers upgrading from newsprint to groundwood specialties.

Coated and Specialty Papers Third Party Data: U.S. magazine advertising pages increased 8% compared to the same period last year. Catalog mailings (measured by Standard A mail pieces) increased 3% compared to the same period last year. Overall North American demand for coated groundwood increased 9% year-to-date. Demand for supercalendered A/B papers decreased 4%.

Lumber: Our average transaction price for lumber products decreased 10.0% in the first six months of 2003 compared to the first six months of 2002. Our lumber shipments decreased 8.3% in the first six months of 2003 compared to the first six months of 2002 due to the temporary closure of certain of our sawmills and the sale of our Riviere Bleue sawmill. U.S. housing starts in the first six months were strong increasing 4.9% in the first six months of 2003 compared to the same period last year.

Divisional Performance

	Sales(1)		Segment Income (Loss)(1)

	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Newsprint	$710.4	$645.7	$(51.8)	$(33.5)
Coated and Specialty Papers	223.5	236.4	(34.1)	(11.1)
Forest Products	46.6	46.6	(4.9)	2.1
Canadian Forest Products	355.0	371.5	(27.1)	28.2
Net gain on sale of assets	—	—	115.1	75.0
Corporate & eliminations	(40.9)	(29.2)	(21.9)	(49.3)

Total	$1,294.6	$1,271.0	$(24.7)	$11.4

(1)	Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in “Corporate & eliminations.”

Total segment income in the preceding table is equal to “Operating income (loss)” as presented in our Consolidated Statement of Operations.

Newsprint Division: Sales for the division increased $64.7 million, from $645.7 million for the first six months of 2002 to $710.4 million for the first six months of 2003. This increase is primarily the result of higher shipments of newsprint ($23.4 million) and uncoated specialty paper ($16.3 million), and higher transaction prices for newsprint ($18.5 million), market pulp ($16.7 million) and uncoated specialty paper ($6.1 million). These increases were partially offset by lower shipments of market pulp ($16.3 million).

Operating loss increased $18.3 million from an operating loss of $33.5 million for the first six months of 2002 to an operating loss of $51.8 million for the first six months of 2003. This increase is primarily from higher severance related charges in the first six months of 2003 compared to the first six months of 2002 ($17.0 million), higher costs ($34.7 million) due to higher fiber and wood, maintenance, and fuel costs, and a stronger Canadian dollar ($23.2

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

million). These increases were partially offset by higher transaction prices for newsprint ($18.5 million), market pulp ($16.7 million) and uncoated specialty paper ($6.1 million).

Coated and Specialty Papers Division: Sales for the division decreased $12.9 million, from $236.4 million for the first six months of 2002 to $223.5 million for the first six months of 2003. This decrease was primarily due to lower shipments of market pulp ($10.0 million) and newsprint ($32.7 million) and lower transaction prices for coated and specialty papers ($5.6 million). Increased shipments of coated and specialty papers ($29.5 million) and higher transaction prices for market pulp ($6.0 million) partially offset this decrease. During the first quarter, the conversion of a paper machine at Catawba from newsprint to coated paper production resulted in a loss of approximately 49,000 tons of production. See the previous discussion of product line results.

Operating loss increased $23.0 million from an operating loss of $11.1 million for the first six months of 2002 to an operating loss of $34.1 million for the first six months of 2003. This increase was primarily the result of lower transaction prices for coated and specialty papers ($5.6 million), higher operating costs ($23.8 million) as a result of lower production volume at Catawba due to the paper machine conversion ($8.7 million), severance ($4.3 million), and higher wood costs due to weather conditions, higher chemical costs due to changes in grade mix and higher power, fuel and base stock costs. These increases were partially offset by lower selling and administrative expenses ($1.9 million) and higher transaction prices for market pulp ($6.0 million).

Forest Products Division: Sales for the division remained flat at $46.6 million for the first six months of 2003 and 2002. The division experienced lower lumber transaction prices ($2.8 million) and lower lumber shipments ($0.7 million). These decreases were offset by higher timber transaction prices ($3.4 million). See the previous discussion of product line results.

Operating income decreased $7.0 million from $2.1 million for the first six months of 2002 to an operating loss of $4.9 million for the first six months of 2003. This decrease was due primarily to higher lumber manufacturing costs ($4.7 million), lower lumber transaction prices ($2.8 million), higher lumber distribution costs ($1.4 million), higher timber manufacturing costs ($0.8 million), and higher general and administrative costs ($0.7 million). These decreases were partially offset by higher timber transaction prices ($3.4 million). Lumber costs were higher in the first six months of 2003 compared to the same period last year due to the start-up of the new Thunder Bay Ontario sawmill, a stronger Canadian dollar ($1.0 million), sawmill market downtime, and higher wood costs.

Canadian Forest Products Division: Sales for the division decreased $16.5 million, from $371.5 million for the first six months of 2002 to $355.0 million for the first six months of 2003. This decrease is primarily the result of lower transaction prices for specialty papers ($6.3 million) and lumber ($8.2 million) and lower shipments ($7.7 million), primarily lumber, partially offset by higher transaction prices for newsprint ($4.7 million).

Operating income decreased $55.3 million, from $28.2 million for the first six months of 2002 to a loss of $27.1 million for the first six months of 2003. This decrease was primarily the result of lower transaction prices for specialty papers ($6.3 million) and lumber ($8.2 million), higher lumber duties ($8.8 million) and higher costs ($41.2 million), primarily due to lower production volume ($12.8 million), severance charges ($2.3 million) and a stronger Canadian dollar ($24.1 million). These decreases were partially offset by higher transaction prices for newsprint ($4.7 million).

Net Gain on Sale of Assets: In the first six months of 2003, we sold fixed assets and land resulting in a pre-tax gain of $115.1 million, or $1.25 per diluted share after tax. This gain was primarily due to the sale of approximately 82,000 acres of owned and leased timberlands for cash consideration of approximately $122 million, which resulted in a pre-tax gain of approximately $97.5 million. Also in the first six months of 2003, we sold approximately 5,900 acres of other timberlands and recorded a net pre-tax gain of $17.6 million, of which approximately $6.5 million was recorded in the second quarter from the sales of approximately 2,800 acres.

In the first six months of 2002, we sold fixed assets and land resulting in a pre-tax gain of $75.0 million, or $0.79 per diluted share after tax. This gain was primarily due to the sale in January 2002 of approximately 116,000 acres of timberlands for aggregate consideration of $104.2 million, comprised of approximately $5.1 million in cash and

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

$99.1 million in notes receivable. In March 2002, we monetized the $99.1 million notes receivable for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million. In the first six months of 2002, we also sold approximately 4,600 acres of other timberlands and recorded a pre-tax gain of $4.6 million, of which approximately $3.5 million was recorded in the second quarter from the sales of approximately 1,900 acres.

Corporate & Eliminations: The elimination of intersegment sales increased $11.7 million, from $29.2 million for the first six months of 2002 to $40.9 million in the first six months of 2003. Corporate expenses decreased $27.4 million, from $49.3 million for the first six months of 2002 to $21.9 million for the first six months of 2003, due primarily to hedging gains.

Interest and Other Income and Expenses

Interest expense decreased $1.0 million from $83.1 million for the first six months of 2002 to $82.1 million for the first six months of 2003. This decrease was attributable to higher capitalized interest on our construction in progress, offsetting interest expense. Other expense increased $5.7 million from $5.1 million in the first six months of 2002 to $10.8 million in the first six months of 2003. The increase in other expense is primarily due to foreign exchange loss recorded in the first six months of 2003. We recorded a foreign exchange loss of $13.8 million in the first six months of 2003 compared to a loss of $3.5 million in the first six months of 2002. The majority of our exchange gains and losses recorded in Other, net is attributable to the revaluation of unhedged foreign denominated liabilities into U.S. dollars.

Our effective tax rate for the first six months of 2003 was 11.0% compared to 33.9% for the first six months of 2002. The rates in both 2003 and 2002 were primarily impacted by certain losses from changes in foreign currency exchange rates for which the company received no tax benefit.

Liquidity and Capital Resources

Bowater’s cash and cash equivalents increased to $82.7 million at June 30, 2003, from $35.9 million at December 31, 2002. We generated cash from operations of $41.1 million, used $9.7 million of cash in investing activities, and generated $15.4 million of cash from financing activities.

Cash from Operating Activities:

During the first six months of 2003, our operations generated $41.1 million of cash compared to the use of $23.8 million of cash during the first six months of 2002, an increase of $64.9 million. This increase is primarily due to lower working capital needs in the first six months of 2003. During the first six months of 2003, our operations generated cash of $75.8 million compared to using cash of $36.1 million for working capital needs during the first six months of 2002. During the first six months of 2003, we received tax refunds of approximately $75 million, which are included in cash generated from operating activities. This increase was offset by a higher operating loss in the first six months of 2003 of $139.8 million (excluding gain on asset sales) compared to a loss in the first six months of 2002 of $63.6 million.

Cash from Investing Activities:

Cash used for investing activities during the first six months of 2003 totaled $9.7 million, compared to $15.3 million during the first six months of 2002. The proceeds from the disposition of assets, including timber and timberlands, increased $120.4 million during the first six months of 2003 compared to the first six months of 2002, primarily from the sale of timberlands. The first six months of 2002 included net cash proceeds of $88.1 million from the monetization of a note receivable. Cash invested in fixed assets, timber and timberlands increased $25.0 million for the first six months of 2003 compared to the first six months of 2002.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash from Financing Activities:

Cash generated from financing activities was $15.4 million for the first six months of 2003 compared to $40.5 million during the first six months of 2002. During the first six months of 2003, we sold, in a private placement with registration rights, $400 million of our 6.5% notes due 2013. We received net proceeds from the sale of the notes of approximately $392.8 million, which were net of an issuance discount of $1.6 million and financing fees of $5.6 million. During this period we also made payments of $137.2 million (net of proceeds of $558.2 million) under our short-term credit facilities compared to payments made in the first six months of 2002 of $167.2 million (net of proceeds received of $588.3 million). Also in the first six months of 2003, we received net proceeds on long-term borrowings amounting to $174.8 million compared with net proceeds received of $228.3 million during the first six months of 2002.

Cash dividends paid in the first six months of 2003 decreased $3.8 million from the prior year period as no dividends were declared or paid in the first six months of 2003 to the minority shareholder of CNC.

Sources of Long and Short Term Liquidity:

For the second quarter of 2003, compared to the same period of 2002, pricing improved in all of our grades. However, these gains were offset by increased costs, some or all of which may not quickly abate, including increases in raw material and energy costs, weather related issues, the strengthening of the Canadian dollar, and unplanned reductions in volume as a result of temporary wood fiber supply issues. Accordingly, we do not expect to be cash flow positive in the third quarter of 2003. While we expect to return to cash-flow positive results as early as December 2003 due to anticipated price improvements and the abatement of cost pressures, we can provide no assurance of these results.

We believe that cash generated from operations, proceeds from the sale of additional timberlands and other assets, and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations and capital expenditures for the next 12 months and approved capital projects extending beyond 12 months.

We expect to make $230 million of capital expenditures in 2003, a reduction of $20 million as compared to our initial plan, and approximately $150 million in capital expenditures in 2004.

Credit Arrangements:

We have facilities with various banks that provide for borrowings up to $800.0 million. The facilities consist of a $500.0 million revolving credit facility, a $200.0 million 364-day accounts receivable securitization arrangement and a $100.0 million 364-day credit facility of a wholly-owned subsidiary, Bowater Canadian Forest Products Inc. At June 30, 2003, approximately $112 million was outstanding under our credit facilities and letters of credit of approximately $73 million were reserved against our credit facilities.

Our credit facilities contain various covenants including requirements to maintain adequate net worth and compliance with a specified ratio of total debt to total capital as defined in the credit facilities. Currently, these covenants require us to maintain a minimum consolidated net worth (generally defined in the credit facilities as common shareholders’ equity plus any outstanding preferred stock) of $1.625 billion as of June 30, 2003. In addition, these agreements impose a maximum 60% ratio of total debt (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions) to total capital (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions plus net worth including minority interest). At June 30, 2003, our consolidated net worth was approximately $1.739 billion, and our ratio of total debt to total capital was 56.3%, calculated according to our credit facilities guidelines. Our continued compliance is dependent on a number of factors, many of which are outside of our control. Should events occur that would result in noncompliance, we believe that a number of acceptable options would be available to us including, but not limited to, amending the credit facilities, obtaining a waiver or pursuing additional or alternative financing arrangements, but we cannot assure that these options would be available on attractive terms or at all.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

A detailed discussion of our off-balance sheet arrangements is included under the caption “Off-Balance Sheet Arrangements,” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2002 and in Note 13 to the Notes to Consolidated Financial Statements included in this quarterly report related to an operating lease with a special purpose entity.

Canadian-U.S. Dollar Exchange Rate Fluctuation Effect on Earnings

Nearly half of our manufacturing costs and certain financial liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our tax and other financial liabilities denominated in Canadian dollars, our hedging levels, and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. See the subsection under “Risks Related to Our Business” entitled “We are exposed to currency fluctuations.”

We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. Under the exchange rates, hedging levels and operating conditions that existed during the quarter ended June 30, 2003, for every one-cent change in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for the second quarter of 2003 would have been reduced by approximately $2.25 million, or approximately $9 million on an annualized basis. For a description of our hedging activities, see Note 15 to the Notes to Consolidated Financial Statements included in this quarterly report.

Canadian Dollar Hedging Program

At June 30, 2003 we had approximately $151.2 million of unrealized gains recorded on our Canadian dollar hedging program compared to an approximately $8.0 million unrealized loss at December 31, 2002. These unrealized gains are classified in “Other current assets” or “Other assets” in our consolidated balance sheet depending on the maturity date of the hedging contract. These unrealized hedging gains account for the majority of the change in these balance sheet classifications from December 31, 2002 to June 30, 2003.

Cost Reduction Initiatives

In April 2003, Bowater announced that it would increase its workforce reductions to 600 positions from the 500 positions announced in the fourth quarter of 2002. The workforce reductions are expected to affect approximately 7% of our total workforce. Through June 30, 2003, approximately 520 positions were eliminated with the anticipated balance of the 600 positions to come throughout 2003. The expense of the 520 workforce reductions since inception to June 30, 2003 was $38.3 million (of which $13.4 million was expensed in 2002). Of this expense, $7.3 million was recorded as an increase in pension accruals from a pension plan curtailment and other pension plan benefits and $13.1 million has been paid in cash. The remaining accrual of approximately $17.9 million is expected to be paid in 2003 and the first half of 2004. These workforce reductions were part of a multifaceted cost reduction initiative announced in the fourth quarter of 2002 that will consist of workforce reductions, lowering of manufacturing costs and rationalization of production. Estimated annual cost savings related to the cost reduction initiatives are expected to be in excess of $75 million, pre-tax, by the end of 2003. By the end of the second quarter of 2003, we had implemented plans to attain over half of these savings.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligation.” This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. We adopted SFAS No. 143 on January 1, 2003 and recorded a cumulative effect adjustment of $2.1 million, net of taxes ($0.04 per share).

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated or modified after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003 and account for applicable exit or disposal activities in accordance with the provisions of SFAS No. 146, which impact the timing of exit or disposal activities reported by us.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. Our off-balance sheet debt guarantees include: $45.2 million related to Ponderay Newsprint Company, an unconsolidated partnership in which we have a 40% interest, $10.5 million, representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs and $43.5 million on our synthetic lease for our Covington Tennessee Nuway facility. These off-balance sheet arrangements were entered into prior to December 31, 2002. We adopted the provisions of FIN 45 on January 1, 2003 and will follow FIN 45 guidance for any guarantees that are issued or modified. In August 2003, we used the approximate $11.8 million balance of the remaining net proceeds of the $400 million notes issuance (See Note 11), plus new borrowings under our accounts receivable securitization program, to terminate the lease and purchase the Nuway facility from the SPE; all at a total cost of approximately $51.8 million. (See Notes 11 and 13 to the Notes to Consolidated Financial Statements included in this quarterly report).

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 148). This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. We have adopted the provision of SFAS 148 on January 1, 2003 and have provided SFAS No. 148’s interim disclosures requirements in the Notes to Consolidated Financial Statements included in this quarterly report.

In January 2003, The FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Bowater operates the Covington coating facility under an operating lease with a special purpose entity. Under the new guidance in FIN 46, we would be required to

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

consolidate the special purpose entity and include the SPE’s total assets and debt on our Consolidated Balance Sheet effective July 1, 2003. Total assets and debt of the SPE were approximately $51.8 million and $49.0 million, respectively. Management is currently assessing the impact of FIN 46 to the Covington SPE and applicability of FIN 46 to other arrangements covered by FIN 46 and the impact on our financial statements. In August 2003, we used the approximate $11.8 million balance of the remaining net proceeds of the $400 million notes issuance (See Note 11 to the Notes to Consolidated Financial Statements included in this quarterly report) plus new borrowings under our accounts receivable securitization program to terminate the lease and purchase the Nuway facility from the SPE; all at a total cost of approximately $51.8 million (See Note 13 to the Notes to Consolidated Financial Statements included in this quarterly report).

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard is not expected to have a material impact on our Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard is not expected to have a material impact on our Consolidated Financial Statements.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have updated the disclosure concerning our Canadian dollar forward contracts, which is included in Note 10 to the Notes to Consolidated Financial Statements included in this quarterly report. For information about the effect of Canadian-U.S. dollar exchange rate fluctuations on our manufacturing costs and Canadian dollar denominated liabilities, see the section entitled “Canadian-U.S. Dollar Exchange Rate Fluctuation Effect on Earnings” and under “Risks Related to Our Business,” the subsection entitled “We are exposed to currency fluctuations.”

Interest Rate Risk

We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain a mix of fixed rate and variable rate borrowings. On June 19, 2003, we sold, in a private placement, with registration rights, $400 million of our notes due 2013 with a fixed rate of 6.5%. These new fixed rate notes replaced variable rate debt. As a result, at June 30, 2003 we had $2,143.0 million of fixed rate long-term debt and $279.5 million of short and long-term variable rate bank debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our short-term bank debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our short-term variable bank debt at June 30, 2003 of $279.5, a 100 basis point increase in interest rates would increase our quarterly interest expense by $0.7 million.

Commodity Price Risk

We purchase significant amounts of energy, chemicals, wood fiber and recovered paper to supply our manufacturing facilities. These raw materials are market-priced commodities and, as such, are subject to fluctuations in market prices. Increases in the prices of these commodities will tend to reduce our reported earnings and decreases will tend to increase our reported earnings. From time to time, we may enter into contracts aimed at securing a stable source of supply for commodities such as timber, wood fiber, energy, chemicals and recovered paper. These contracts typically require us to pay the market price at the time of purchase. Thus under these contracts we generally remain subject to market fluctuations in commodity prices.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures:

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

(b)	Changes in Internal Controls:

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

BOWATER INCORPORATED AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

a.	We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or year.

b.	In late 2001, Bowater, several other paper companies, and 120 other companies were named as defendants in asbestos personal injury actions based on product liability claims. These actions generally allege occupational exposure to numerous products. Bowater has denied the allegations and no specific product of Bowater has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury.

These suits have been filed by approximately 855 claimants who sought monetary damages in civil actions pending in state courts in Illinois, Mississippi, Missouri, New York and Texas. Approximately 715 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 140 claims remain. All claims in Missouri have been dismissed, and plaintiffs’ counsel in Illinois and Missouri have agreed not to file similar cases. About fifteen new cases have been filed since April 2003. Insurers are defending these claims and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on Bowater’s business, financial position or results of operations.

c.	Bowater may be a “potentially responsible party” (“PRP”) with respect to four hazardous waste sites which are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA” or “Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The EPA, based on the remoteness of the site, listed it as “No Further Action Status” in September 2002. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. The fourth site is a drum recycling plant in South Carolina. We were one of numerous parties that shipped empty drums. The U.S. EPA has remediated the site pursuant to Superfund at a cost of $6.2 million. Bowater has been designated by the EPA as a de minimis PRP, which means that we will be required to pay a small percentage (estimated at 1-2%) of the cleanup cost based on the number of drums involved. We believe we will not be liable for any significant amounts at any of these sites.

d.	On December 28, 2001, we filed a lawsuit against the Tennessee Valley Authority (TVA) alleging that TVA overcharged us for electricity it supplied to our Calhoun, Tennessee and Grenada, Mississippi facilities. We are seeking over $40 million in damages, and TVA has not filed any counterclaims. The case is still in the discovery stage in federal court in Knoxville, Tennessee, scheduled for trial on April 19, 2004.

BOWATER INCORPORATED AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On May 7, 2003, at the Company’s Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:

A resolution electing the following class of directors for a term of three year: Richard Barth (50,315,055 votes in favor; 487,177 votes withheld); Charles J. Howard (50,324,788 votes in favor; 477,444 votes withheld); Togo D. West, Jr. (50,318,928 votes in favor; 483,304 votes withheld). The names of each other director whose term of office as a director continued after the meeting are: Francis J. Aguilar, Gordon D. Giffin, L. Jacques Ménard, Arnold M. Nemirow, John A. Rolls and Arthur R. Sawchuk.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

4.1	Purchase Agreement dated June 16, 2003, by and between Bowater Incorporated and UBS Securities, LLC as Representative of the Several Initial Purchasers named in Schedule I thereto.

4.2	Indenture dated June 19, 2003, by and between Bowater Incorporated, as Issuer, and The Bank of New York, as Trustee.

4.3	Registration Rights Agreement dated June 19, 2003, by and among Bowater Incorporated, as Issuer, and UBS Securities LLC, J.P. Morgan Securities Inc., Scotia Capital (USA) Inc., BMO Nesbitt Burns Corp., Wachovia Securities, Inc., SunTrust Capital Markets, Inc., TD Securities (USA) Inc., BNY Capital Markets, Inc. and Banc of America Securities LLC, as Initial Purchasers.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302

31.2	Certification of CFO Pursuant to Section 302

32.1	Certification of CEO Pursuant to Section 906

32.2	Certification of CFO Pursuant to Section 906

(b)	Reports on Form 8-K:

On April 29, 2003, we filed a report on Form 8-K announcing our earnings for the first quarter of 2003 under Item 7.

On June 12, 2003, we filed a report on Form 8-K announcing the temporary shutdown of our Thunder Bay Ontario mill under Item 5.

On June 17, 2003, we filed a report on Form 8-K announcing a definitive agreement to issue $400 million in aggregate principal amount of 6.5% notes due 2013 in a private placement under Item 5.

BOWATER INCORPORATED AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED

By	/s/ David G. Maffucci

David G. Maffucci
Executive Vice President and
Chief Financial Officer

By	/s/ Michael F. Nocito

Michael F. Nocito
Vice President and Controller

Dated: August 13, 2003

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Purchase Agreement dated June 16, 2003, by and between Bowater Incorporated and UBS Securities, LLC as Representative of the Several Initial Purchasers named in Schedule I thereto.

4.2	Indenture dated June 19, 2003, by and between Bowater Incorporated, as Issuer, and The Bank of New York, as Trustee.

4.3	Registration Rights Agreement dated June 19, 2003, by and among Bowater Incorporated, as Issuer, and UBS Securities LLC, J.P. Morgan Securities Inc., Scotia Capital (USA) Inc., BMO Nesbitt Burns Corp., Wachovia Securities, Inc., SunTrust Capital Markets, Inc., TD Securities (USA) Inc., BNY Capital Markets, Inc. and Banc of America Securities LLC, as Initial Purchasers.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302

31.2	Certification of CFO Pursuant to Section 302

32.1	Certification of CEO Pursuant to Section 906

32.2	Certification of CFO Pursuant to Section 906