Form 10-Q
period 2003-09-30
BOWATER INC
filed 2003-11-13
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2003.

Class	Outstanding at November 3, 2003

Common Stock, $1.00 Par Value	55,398,088 Shares

BOWATER INCORPORATED
I N D E X

Page
Number

PART I FINANCIAL INFORMATION
1. Financial Statements:
Consolidated Statement of Operations for the Three and Nine months Ended September 30, 2003, and 2002	3
Consolidated Balance Sheet at September 30, 2003, and December 31, 2002	4
Consolidated Statement of Capital Accounts for the Nine months Ended September 30, 2003	5
Consolidated Statement of Cash Flows for the Nine months Ended September 30, 2003 and 2002	6
Notes to Consolidated Financial Statements	7-18
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-33
3. Quantitative and Qualitative Disclosures About Market Risk	34
4. Controls and Procedures	34
PART II OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 6. Exhibits and Reports on Form 8-K	36
SIGNATURES	37

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in millions of US dollars except per-share amounts)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Sales	$690.9	$643.8	$1,985.5	$1,914.8
Cost of sales, excluding depreciation, amortization and cost of timber harvested	556.3	516.4	1,626.9	1,495.5
Depreciation, amortization and cost of timber harvested	84.5	84.4	253.0	256.8
Distribution costs	69.2	61.2	193.7	168.4
Selling and administrative expense	36.9	23.3	107.7	99.2
Net gain on sale of assets	4.1	4.8	119.2	79.8

Operating loss	(51.9)	(36.7)	(76.6)	(25.3)

Other expense (income)
Interest income	(1.1)	(1.0)	(3.5)	(3.2)
Interest expense, net of capitalized interest	45.8	39.7	127.9	122.8
Other, net	(0.3)	(8.5)	10.5	(3.4)

	44.4	30.2	134.9	116.2

Loss before income taxes, minority interests and cumulative effect of accounting changes	(96.3)	(66.9)	(211.5)	(141.5)
Provision for income tax expense (benefit)	(39.7)	(34.8)	(52.4)	(60.1)
Minority interests in net income (loss) of subsidiaries	(2.3)	0.2	(9.5)	(5.6)

Loss before cumulative effect of accounting changes	(54.3)	(32.3)	(149.6)	(75.8)
Cumulative effect of accounting changes	(2.4)	—	(4.5)	—

Net loss	(56.7)	(32.3)	(154.1)	(75.8)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(0.8)	(1.7)	9.6	1.2
Unrealized gain (loss) on hedged transactions	(4.9)	(17.7)	93.8	7.2
Minimum pension liability adjustments	0.5	—	(6.8)	—

Comprehensive loss	$(61.9)	$(51.7)	$(57.5)	$(67.4)

Basic loss per common share
Loss before cumulative effect of accounting changes	(0.96)	(0.57)	(2.63)	(1.33)
Cumulative effect of accounting changes	(0.04)	—	(0.08)	—

Net loss	$(1.00)	$(0.57)	$(2.71)	$(1.33)

Diluted loss per common share
Loss before cumulative effect of accounting changes	(0.96)	(0.57)	(2.63)	(1.33)
Cumulative effect of accounting changes	(0.04)	—	(0.08)	—

Net loss	$(1.00)	$(0.57)	$(2.71)	$(1.33)

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, in millions of US dollars)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$18.1	$35.9
Accounts receivable, net	359.6	330.6
Inventories	288.4	257.2
Income taxes receivable	—	75.6
Other current assets	129.2	35.9

Total current assets	795.3	735.2

Timber and timberlands	184.4	212.0
Fixed assets, net	3,603.9	3,645.6
Goodwill	828.2	839.9
Other assets	212.1	157.6

Total assets	$5,623.9	$5,590.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$17.5	$84.3
Short-term bank debt	158.0	249.0
Accounts payable and accrued liabilities	413.5	411.9
Dividends payable	11.6	11.2

Total current liabilities	600.6	756.4
Long-term debt, net of current installments	2,290.6	2,037.4
Other long-term liabilities	472.3	450.7
Deferred income taxes	524.7	518.2
Minority interests in subsidiaries	68.8	72.1
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1 par value. Authorized 100,000,000 shares; issued 66,928,794 and 66,897,158 shares at September 30, 2003 and December 31, 2002, respectively	66.9	66.9
Exchangeable shares, no par value. Unlimited shares authorized; 1,641,312 and 1,643,248 outstanding at September 30, 2003 and December 31, 2002, respectively	78.2	78.3
Additional paid-in capital	1,598.1	1,596.8
Retained earnings	461.6	649.9
Unearned compensation	(1.7)	—
Accumulated other comprehensive loss	(53.5)	(150.1)
Treasury stock, at cost, 11,529,252 and 11,617,494 shares at September 30, 2003 and December 31, 2002, respectively	(482.7)	(486.3)

Total shareholders’ equity	1,666.9	1,755.5

Total liabilities and shareholders’ equity	$5,623.9	$5,590.3

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
For The Nine Months Ended September 30, 2003
(Unaudited, in millions of US dollars except per-share amounts)

						Accumulated
			Additional			Other
	Common	Exchangeable	Paid-in	Retained	Unearned	Comprehensive	Treasury
	Stock	Shares	Capital	Earnings	Compensation	Loss	Stock

Balance at December 31, 2002	$66.9	$78.3	$1,596.8	$649.9	$—	$(150.1)	$(486.3)
Net loss	—	—	—	(154.1)	—	—	—
Retraction of exchangeable shares (1,936 common shares issued and exchangeable shares retracted)		(0.1)	0.1
Dividends ($0.60 per share)	—	—	—	(34.2)	—	—	—
Foreign currency translation	—	—	—	—	—	9.6	—
Stock options exercised (29,700 shares)	—	—	0.7	—	—	—	—
Tax benefit on exercise of stock options	—	—	0.2	—	—	—	—
Stock option compensation	—	—	0.4	—	—	—	—
Translation of pension plan additional minimum liability, net of $4.0 translation of related tax provision	—	—	—	—	—	(6.8)	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (5,732 shares)	—	—	—	—	—	—	0.2
Restricted stock grant (82,510 shares from treasury stock)	—	—	(0.1)	—	(3.3)	—	3.4
Amortization of unearned compensation	—	—	—		1.6	—
Unrealized gain on hedged transactions, net of tax provision of $57.6	—	—	—	—	—	93.8	—

Balance at September 30, 2003	$66.9	$78.2	$1,598.1	$461.6	$(1.7)	$(53.5)	$(482.7)

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in millions of US Dollars)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(154.1)	$(75.8)
Cumulative effect of accounting changes	4.5	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	253.0	256.8
Deferred income taxes	(57.5)	(60.2)
Amortization of unearned compensation	1.6	—
Minority interests in net loss of subsidiaries	(9.5)	(5.6)
Net gain on sale of assets	(119.2)	(79.8)
Changes in working capital:
Accounts receivable, net	(29.1)	23.7
Inventories	(31.2)	(5.0)
Income taxes receivable	75.6	—
Accounts payable and accrued liabilities	41.8	(42.9)
Income taxes payable	25.9	40.0
Receipts (payments) on maturity of hedging contracts	25.4	(10.0)
Other, net	(2.7)	0.5

Net cash from operating activities	24.5	41.7

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(186.5)	(190.2)
Disposition of assets, including timber and timberlands	146.1	24.7
Proceeds from the monetization of notes receivable	—	88.1
Cash invested in marketable securities	—	(1.5)
Cash from maturity of marketable securities	—	3.2

Net cash used for investing activities	(40.4)	(75.7)

Cash flows from financing activities:
Cash dividends, including minority interests	(33.8)	(38.4)
Short-term financing	693.1	765.4
Short-term financing repayments	(784.1)	(929.7)
Net borrowings of long-term debt	122.2	228.3
Stock options exercised	0.7	6.8

Net cash from (used for) financing activities	(1.9)	32.4

Net decrease in cash and cash equivalents	(17.8)	(1.6)
Cash and cash equivalents at beginning of year	35.9	28.3

Cash and cash equivalents at end of period	$18.1	$26.7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest of $7.5 and $5.8	$114.8	$109.0
Income taxes	$3.0	$23.0

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bowater Incorporated and Subsidiaries (“Bowater”). The consolidated balance sheet as of September 30, 2003 and the related statement of operations, capital accounts and cash flows for the periods ended September 30, 2003 and 2002 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2003 presentation.

2.	Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. Our significant off-balance sheet debt guarantees include: $42.4 million related to Ponderay Newsprint Company, an unconsolidated partnership in which we have a 40% interest, and $10.5 million representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our qualified special purpose entities. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Bowater adopted the disclosure requirements of FIN 45 effective with our Annual Report on Form 10-K for the year ending December 31, 2002. These off-balance sheet guarantees are disclosed in our Annual Report on Form 10-K for the year ending December 31, 2002, and were entered into prior to December 31, 2002. Bowater adopted the recognition requirements of FIN 45 on January 1, 2003. The adoption did not have an impact on our 2003 financial statements.

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

Bowater adopted SFAS No. 143 on January 1, 2003 and recorded a cumulative effect adjustment of $2.1 million, net of taxes ($0.04 per share) to our consolidated statement of operations for the first quarter of 2003. The adoption adjustment also included increases to fixed assets, net, of $0.9 million, long-term obligations of $4.3 million and deferred tax assets of $1.3 million. Asset retirement obligations were recorded for those obligations where a legally enforceable obligation exists, the life is determinable and a reasonable estimate of fair value can be made. Asset retirement obligations recorded in connection with the adoption of SFAS No. 143 were primarily for industrial waste landfills, bark piles and sludge basins where we have a legally enforceable obligation to perform capping and post closure monitoring procedures upon closing of these assets. The capitalized cost recorded is depreciated over its estimated useful life on a straight-line basis.

Additionally, we have certain asset retirement obligations that have indeterminate useful lives and therefore have an indeterminate settlement date for the related asset retirement obligation. As a result, no asset retirement obligation was recorded for these assets. These assets include, for example, wastewater and effluent ponds that

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

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

The pro forma effects of the application of SFAS No. 143 as if the statement had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions, except per-share amounts)	2003	2002	2003	2002

Pro forma amounts assuming the accounting change is applied retroactively, net of tax:
Net loss	$(56.7)	$(32.4)	$(151.9)	$(76.2)

Net loss per diluted share	$(1.00)	$(0.57)	$(2.67)	$(1.34)

The following tables describes changes to Bowater’s asset retirement obligation liability for the three and nine months ended September 30, 2003:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Unaudited, in millions)	2003	2003

Asset retirement obligation at the beginning of period	$4.5	$—
Cumulative effect adjustment of adoption of SFAS No. 143	—	4.3
Accretion expense	0.1	0.3

Asset retirement obligation at the end of period	$4.6	$4.6

4.	Off-Balance Sheet Arrangement - FIN 46, Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Many variable interest entities (VIE) have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. In October 2003, the FASB deferred the implementation of FIN 46 for VIEs created before January 31, 2003, for periods ending after December 15, 2003. Early adoption and partial adoption is allowed under FIN 46 for VIEs created before January 31, 2003. Effective July 1, 2003, Bowater adopted FIN 46 on a partial basis.

A paper coating facility (referred to as “Nuway”) located in Covington, Tennessee was constructed for Bowater in 2002. Construction of the facility was financed through a special purpose entity (“SPE”). Bowater has no ownership interest in the SPE. Bowater Nuway Inc., a wholly-owned subsidiary of Bowater, had entered into a lease commitment with the SPE, the lessor in the transaction, for this facility. The Covington, Tennessee facility commenced operations in March of 2002. Total costs incurred by the SPE for the construction of the Covington facility was approximately $52.3 million. The assets and debt associated with this facility were not consolidated in Bowater’s financial statements prior to July 1, 2003. The lease was classified as an operating lease and the

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

payments expensed in accordance with SFAS No. 13, “Accounting for Leases.” The base lease term for the facility was scheduled to expire on April 30, 2006.

Effective July 1, 2003, Bowater early adopted FIN 46 specific to the Covington coating facility under the operating lease with the SPE. This special purpose entity was determined to be a VIE and required to be consolidated by Bowater in accordance with FIN 46. Bowater consolidated assets and debt of approximately $51.8 million and recorded a non-cash, after tax cumulative effect charge of $2.4 million, or $0.04 per diluted share in the third quarter of 2003. On August 11, 2003, Bowater terminated the lease agreement with the SPE and paid approximately $51.8 million to pay off the debt. Bowater is currently evaluating other potential VIEs in accordance with FIN 46 and will finalize its adoption of FIN 46 in the fourth quarter of 2003. We do not expect the finalization of adoption of FIN 46 to have a material impact on our consolidated financial statements.

5.	Stock Based Compensation

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions, except per-share amounts)	2003	2002	2003	2002

Net loss as reported:	$(56.7)	$(32.3)	$(154.1)	$(75.8)
Add: Stock-based compensation expense included in net loss, net of related tax effects	0.4	0.6	1.3	0.6
Deduct: Stock-based compensation expense determined under fair value based methods, net of related tax effects	1.8	2.3	5.6	6.5

Pro forma net loss	$(58.1)	$(34.0)	$(158.4)	$(81.7)

Loss per share:
Basic, as reported	$(1.00)	$(0.57)	$(2.71)	$(1.33)
Basic, pro forma	(1.02)	(0.60)	(2.78)	(1.44)

Diluted, as reported	$(1.00)	$(0.57)	$(2.71)	$(1.33)
Diluted, pro forma	(1.02)	(0.60)	(2.78)	(1.44)

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

The fair value of options granted in the three and nine months ended September 30, 2003 and 2002, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. (No options were granted during the three months ended September 30, 2003):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Assumptions:
Dividend yield	—%	1.75%	1.96%	1.64%
Expected volatility	—%	30.12%	31.77%	30.29%
Risk-free interest rate	—%	3.86%	3.35%	4.67%
Expected option lives in years	—	6.28	6.24	6.28

Weighted average fair value of each option	$—	$13.98	$12.19	$16.62

On January 28, 2003, Bowater granted 82,510 shares of restricted stock to certain officers under the 2002 stock option plan. The 82,510 shares of restricted stock were issued from our treasury stock. In accordance with APB 25, we are recognizing a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the grant. The expense measured under SFAS No. 123 does not differ from that under APB 25. Shares of restricted stock awarded under the 2002 plan vest at the rate of 50% of each award on the first anniversary of the award date and the remaining 50% on the second anniversary of the award date. Restricted shares awarded under the 2002 stock option plan are subject to forfeiture in the event of termination of employment prior to the vesting dates. Prior to vesting, the participants may vote and receive dividends. The market value of the restricted shares granted on January 28, 2003 was approximately $3.3 million and was recorded as unearned compensation, which is a separate component of shareholders’ equity, in the first quarter of 2003. We recorded compensation expense of approximately $0.6 million and $1.6 million related to the amortization of unearned compensation for the three and nine-month periods ended September 30, 2003.

6.	Net Gain on Sale of Assets

In the third quarter of 2003 and 2002, Bowater sold fixed assets and land resulting in pre-tax gains of $4.1 million and $4.8 million, respectively. In the nine months ended September 30, 2003 and 2002, we sold fixed assets and land resulting in pre-tax gains of $119.2 million and $79.8 million, respectively, primarily from the transactions described below.

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

interest is the discount rate, as it consists of a note with a low level of credit risk, contractually due in 15 years and not subject to prepayment. The discount rate used for the note is 6.91%.

•	We recorded a $3.9 million loss on the monetization of the notes receivable, which was based on the difference in the original carrying amount of the notes (allocated between the asset monetized and the retained interest) and the fair value at the date of the monetization.

7.	Other Expense (Income)

“Other, net” in the Consolidated Statement of Operations includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2003	2002	2003	2002

Foreign exchange loss (gain)	$2.1	$(8.9)	$15.9	$(5.4)
(Income) loss from joint venture	(1.0)	1.0	(0.8)	2.9
Miscellaneous income	(1.4)	(0.6)	(4.6)	(0.9)

	$(0.3)	$(8.5)	$10.5	$(3.4)

8.	Accumulated Other Comprehensive Income (Loss)

The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet are as follows:

	September 30,	December 31,
(Unaudited, in millions)	2003	2002

Pension plan additional minimum liabilities (1)	$(142.0)	$(135.2)
Foreign currency translation	(0.3)	(9.9)
Unrealized gain (loss) on hedging transactions(2)	88.8	(5.0)

	$(53.5)	$(150.1)

(1) Net of deferred tax benefit of $80.7 million and $76.7 million, respectively

(2)Net of deferred tax (expense) benefit of $(54.6) million and $3.0 million, respectively

9.	Loss Per Share

Basic and diluted loss per share are based on net loss and do not include any impact from “Other comprehensive income (loss).” The calculation of basic and diluted loss per share after cumulative effect of accounting changes is as follows:

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions, except per-share amounts)	2003	2002	2003	2002

Basic computation:
Basic loss available to common shareholders	$(56.7)	$(32.3)	$(154.1)	$(75.8)

Basic weighted average shares outstanding	56.9	56.9	56.9	56.9

Basic loss per common share	$(1.00)	$(0.57)	$(2.71)	$(1.33)

Diluted computation:
Diluted loss available to common shareholders	$(56.7)	$(32.3)	$(154.1)	$(75.8)

Basic weighted average shares outstanding	56.9	56.9	56.9	56.9
Effect of dilutive securities:
Options	—	—	—	—

Diluted weighted average shares outstanding	56.9	56.9	56.9	56.9

Diluted loss per common share	$(1.00)	$(0.57)	$(2.71)	$(1.33)

The dilutive effect of options outstanding is calculated using the treasury stock method. Options outstanding at September 30, 2003 and 2002, for approximately 4.1 million and 3.5 million shares, respectively, were excluded from the calculation of diluted loss per share as the impact would have been antidilutive.

10.	Goodwill

As of September 30, 2003 and December 31, 2002, we had unamortized goodwill in the amount of $828.2 million and $839.9 million, respectively. As of September 30, 2003, and for our annual impairment testing purposes, goodwill of $530.4 million and $297.8 million (including allocated corporate goodwill of $185.6 million and $107.8 million, respectively) is included in the Newsprint Division and the Canadian Forest Products Division reportable segments, respectively. Goodwill decreased by $11.7 million in the first nine months of 2003 as a result of the reduction of certain tax reserves in connection with the resolution of certain tax matters on prior acquisitions.

11.	Acquisition/Divestiture and Severance Related Liabilities

WORKFORCE REDUCTIONS:

The following table summarizes the activity of our workforce reductions in 2003:

	Three Months Ended	Nine Months Ended
(Unaudited, in millions)	September 30, 2003	September 30, 2003

Employee termination costs	$4.7	$29.6
Classified as:
Cost of sales	4.7	28.6
Selling and administrative	—	1.0
Cash payments	6.1	18.7

In the third quarter of 2003, Bowater recorded approximately $4.7 million for employee termination costs, including severance, pension, medical and other benefits for involuntary workforce reductions that were finalized in the third quarter of 2003 and for prior quarter terminations for certain employees required to render service until their final termination date. Included in the employee termination costs of $4.7 million are pension plan benefits of approximately $1.1 million.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

In the second and first quarter of 2003, Bowater reduced its workforce by approximately 255 and 79 people and recorded approximately $18.2 million and $6.7 million, respectively for employee termination costs, including severance, pension, medical and other benefits. These terminations were part of either a voluntary or involuntary workforce reduction that was finalized in the respective quarter. Included in the employee termination costs of $18.2 million for the second quarter are pension related charges for a pension plan curtailment of approximately $2.7 million and other pension plan benefits of approximately $4.6 million related to accelerated pension years of service in connection with certain voluntary programs.

These work force reductions were part of a multifaceted cost reduction initiative announced in the fourth quarter of 2002. Related to the total workforce reductions to date, we expect to expense additional employee termination costs of approximately $1.2 million throughout the remainder of 2003 and approximately $0.1 million in 2004 for arrangements with certain employees who will render service until their final termination date. The remaining severance related accrual at September 30, 2003, of $15.6 million, which excludes the pension related charges, is expected to be paid during 2003 and the first half of 2004, and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

The following tables summarizes the activity of our workforce reductions, by reportable segment expensed to our Consolidated Statement of Operations:

		Three Months	Nine Months
		Ended	Ended	Cumulative
	Expected to	September 30,	September 30,	Expense
(Unaudited, in millions)	be Incurred	2003	2003	Incurred

Employee termination costs by segment:
Newsprint	$26.7	$3.2	$20.5	$26.4
Coated and Specialty Papers	11.9	1.3	5.6	11.1
Canadian Forest Products	2.5	0.1	2.4	2.4
Forest Products	1.5	0.1	1.1	1.5
Corporate/Other	1.7	—	—	1.6

	$44.3	$4.7	$29.6	$43.0

ALLIANCE ACQUISITION:

In connection with the September 24, 2001, Alliance acquisition, Bowater recorded employee termination costs of approximately $20.6 million, which included approximately $16.9 million in connection with the permanent closing of a newsprint machine and other assets at the Coosa Pines, Alabama, facility. Of the $20.6 million, approximately $19.5 million (exclusive of the effect of foreign exchange rates of $0.4 million) was paid through December 31, 2002. Approximately $0.1 million was paid in the third quarter and $1.3 million in the first nine months of 2003. The remaining accrual at September 30, 2003, of $0.2 million is expected to be paid during the fourth quarter of 2003, and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

The following table summarizes the activity for the liabilities related to the workforce reductions (excluding the pension related charges) and the Alliance acquisition liabilities described above for the nine months ended September 30, 2003:

Write-offs
&
		Payments		Foreign
	Balance,	Against	Increase	Exchange/	Balance,
(Unaudited, in millions)	12/31/02	Reserve	Reserve	Other	9/30/03

Employee termination costs	$14.2	$20.0	$21.3	$0.3	$15.8

12.	Long-Term and Short-Term Debt

On June 19, 2003, we sold, in a private placement, with registration rights, $400 million notes due 2013. Interest on the notes accrues at the annual rate of 6.5% and is payable on June 15 and December 15 of each year, beginning on December 15, 2003. We received net proceeds from the sale of the notes of approximately $392.8 million, which were net of the discount of $1.6 million and financing fees of $5.6 million. The discount and financing fees are being amortized over the life of the notes. The proceeds were used to pay amounts outstanding under short-term bank debt credit facilities ($241.0 million) and a portion of the three-year term loan ($140.0 million). In August 2003, we used the $11.8 million balance of the net proceeds, plus new borrowings under our accounts receivable securitization program, to pay off the debt related to our lease agreement at Covington, Tennessee (See Note 4). In November 2003, Bowater completed a registered offering to exchange the notes issued in the private placement for new, freely-tradeable notes with substantially identical terms.

13.	Dividends to Minority Interest Shareholder

During the first nine months of 2003, the Board of Directors of Calhoun Newsprint Company (CNC), a 51%-owned indirect subsidiary of Bowater, did not declare a dividend. In the first nine months of 2002, the Board of Directors of CNC declared dividends of $8.9 million. As a result, $4.4 million was paid to the minority shareholder.

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

These suits have been filed by approximately 874 claimants who sought monetary damages in civil actions pending in state courts in Illinois, Mississippi, Missouri, New York and Texas. Approximately 731 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 143 claims remain. All claims in Missouri have been dismissed, and plaintiffs’ counsel in Illinois and Missouri have agreed not to file similar cases. About nineteen new cases have been filed since June 2003. Insurers are defending these claims and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on Bowater’s business, financial position or results of operations.

c.	Bowater may be a “potentially responsible party” (“PRP”) with respect to four hazardous waste sites which are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA” or “Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The EPA, based on the remoteness of the site, listed it as “No Further Action Status” in September 2002. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. The fourth site is a drum recycling plant in South Carolina. We were one of numerous parties that shipped empty drums. The U.S. EPA has remediated the site pursuant to Superfund at a cost of $6.2 million. Bowater has been designated by the EPA as a de minimis PRP, which means that we will be required to pay a small percentage (estimated at 1-2%) of the cleanup cost based on the number of drums involved. We believe we will not be liable for any significant amounts at any of these sites.

d.	On December 28, 2001, we filed a lawsuit against the Tennessee Valley Authority (TVA) alleging that TVA overcharged us for electricity it supplied to our Calhoun, Tennessee and Grenada, Mississippi facilities. We are seeking over $40 million in damages, and TVA has not filed any counterclaims. The case is still in the discovery stage in federal court in Knoxville, Tennessee, and is scheduled for trial on April 19, 2004.

15.	Financial Instruments

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

During the first nine months of 2003, we recorded a net gain of $151.4 million ($93.8 million, after tax) in “Accumulated other comprehensive loss” related to our cash flow hedges. The net gain results from a reclassification of $25.8 million ($16.0 million, after tax) of gains from “Accumulated other comprehensive loss” to earnings and $177.2 million ($109.9 million, after tax) of unrealized gains recorded for the change in value related to our cash flow hedges. We expect to reclassify a $98.0 million gain ($60.8 million, after-tax) from “Accumulated other comprehensive loss” to earnings during the next twelve months as the hedged items affect earnings.

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

Information regarding our Canadian dollar contracts’ notional amount, carrying value, fair market value, and range of exchange rates of the contracts is summarized in the table below. The notional amount of these contracts represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts.

		Net Asset (Liability)

	Notional			Range Of
	Amount of	Carrying	Fair	U.S.$/CDN$
September 30, 2003 (in millions)	Derivatives	Amount	Market Value	Exchange Rates

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2003	$121.8	21.8	21.8	.6199-.6370
Due in 2004	572.5	97.4	97.4	.6124-.6476
Due in 2005	395.0	24.2	24.2	6316-.7225

	$1,089.3	143.4	143.4

In order to reduce our exposure to exchange rate fluctuations on our Canadian dollar denominated long-term debt, we enter into Canadian dollar forward contracts with notional amounts of approximately $100 million. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly and gains or losses are included in “Other, net” in our Consolidated Statement of Operations. At September 30, 2003, our outstanding Canadian dollar forward contracts had notional amounts of $100 million due on December 30, 2003. The fair value of the Canadian dollar forward contracts outstanding at September 30, 2003 was $0.4 million. The gain recorded for the three months ended September 30, 2003 was less than $0.1 million. We recorded a gain of approximately $17.2 million for the nine months ended September 30, 2003, and a loss of $3.7 million and gain of $1.6 million for the three and nine months ended September 30, 2002 in the Consolidated Statement of Operations as a result of these economic hedge contracts.

Additionally, in connection with the Alliance acquisition, Alliance had Canadian dollar range forward contracts in place to reduce its exposure to U.S. and Canadian dollar exchange rate fluctuations as the majority of Alliance’s sales were sold into the U.S. and denominated in U.S. dollars. These Canadian dollar range forward contracts are not accounted for as accounting hedges under SFAS No. 133. Changes in the derivatives fair values are immediately recognized in earnings and included in “Other, net” in our Consolidated Statement of Operations. At September 30, 2003, we had Canadian dollar range forward contracts with notional amounts due in the fourth quarter of 2003 of $21.0 million. The fair value of the Canadian dollar forward contracts at September 30, 2003 was zero. The loss recorded for the three and nine months of 2003 and 2002 in the Consolidated Statement of Operations as a result of these Canadian dollar forward contracts was less than $1.0 million. As these contracts expire, we are not replacing them.

The counterparties to our derivative financial instruments are substantial and creditworthy financial institutions. Therefore, the risk of counterparty nonperformance is considered to be remote.

16.	Segment Information

Below is a description of the types of products and services from which each reportable segment derives its revenues:

Bowater is organized into five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, the Forest Products Division and the Canadian Forest Products Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate & other eliminations”. Therefore, the other four divisions

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

are our reportable segments. Certain segment information for the three and nine month periods ended September 30, 2002 has been reclassified to conform to the September 30, 2003 presentation.

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

COATED AND SPECIALTY PAPERS DIVISION

The Coated and Specialty Papers Division operates a manufacturing site that produces coated paper, market pulp and uncoated specialty papers, and two Nuway coating facilities, all located in the United States. This division is responsible for the marketing and sale of coated and uncoated specialty papers manufactured by Bowater.

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

FOREST PRODUCTS DIVISION

The Forest Products Division manages 1.0 million acres of timberland owned or leased in the United States and the Canadian provinces of Ontario and Nova Scotia and over 8.3 million acres of Crown-owned land in the province of Ontario on which we have cutting rights. The division also operates four softwood sawmills, supplies wood fiber to certain of our pulp and paper production sites and markets and sells timber and southern yellow pine lumber in North America.

CANADIAN FOREST PRODUCTS DIVISION

The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The division manages 0.4 million acres of owned or leased timberland and over 23.4 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. The division also operates nine sawmills and one wood treatment plant, supplies wood to four paper mills and nine sawmills, and is responsible for the marketing and sales of its timber and Canadian lumber production.

Factors management used to identify our segments:

Bowater’s reportable segments are business units responsible for the marketing and sales of different products. They are managed separately because of the different products they are responsible for manufacturing and distributing.

The line entitled “Segment income (loss)” in the following tables is equal to “Operating income (loss)” as presented in our Consolidated Statement of Operations. In addition, none of the income or loss items following “Operating income (loss)” in our Consolidated Statement of Operations are allocated to our segments, since they are reviewed separately by Bowater’s management. The line entitled “Sales” includes internal sales at each of the business segments. The total column represents third party sales.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

The following tables summarize information about segment profit and loss for the three and nine month periods ended September 30, 2003 and 2002 and segment assets as of September 30, 2003 and 2002:

		Coated
		and		Canadian	Net
Three Months Ended		Specialty	Forest	Forest	Gain on	Corporate/
September 30, 2003	Newsprint	Papers	Products	Products	Sale of	Other
(Unaudited, in millions)	Division	Division	Division	Division	Assets	Eliminations	Total

Sales	$368.1	$140.4	$34.2	$196.3	$—	$(48.1)	$690.9

Segment income (loss)	$(21.7)	$(14.5)	$(0.7)	$(7.5)	$4.1	$(11.6)	$(51.9)

Total assets at 9/30/03	$2,805.3	$768.1	$253.1	$1,204.2	$—	$593.2	$5,623.9

		Coated
		and		Canadian	Net
Three Months Ended		Specialty	Forest	Forest	Gain on	Corporate/
September 30, 2002	Newsprint	Papers	Products	Products	Sale of	Other
(Unaudited, in millions)	Division	Division	Division	Division	Assets	Eliminations	Total

Sales	$328.4	$118.7	$25.9	$184.1	$—	$(13.3)	$643.8

Segment income (loss)	$(23.4)	$(10.1)	$(2.4)	$3.7	$4.8	$(9.3)	$(36.7)

Total assets at 9/30/02	$2,947.3	$671.9	$247.3	$1,330.9	$—	$385.8	$5,583.2

		Coated
		and		Canadian	Net
Nine Months Ended		Specialty	Forest	Forest	Gain on	Corporate/
September 30, 2003	Newsprint	Papers	Products	Products	Sale of	Other
(Unaudited, in millions)	Division	Division	Division	Division	Assets	Eliminations	Total

Sales	$1,078.5	$363.9	$80.8	$551.3	$—	$(89.0)	$1,985.5

Segment income (loss)	$(73.5)	$(48.5)	$(5.7)	$(34.6)	$119.2	$(33.5)	$(76.6)

		Coated
		and		Canadian	Net
Nine Months Ended		Specialty	Forest	Forest	Gain on	Corporate/
September 30, 2002	Newsprint	Papers	Products	Products	Sale of	Other
(Unaudited, in millions)	Division	Division	Division	Division	Assets	Eliminations	Total

Sales	$974.1	$355.0	$72.5	$555.6	$—	$(42.4)	$1,914.8

Segment income (loss)	$(56.9)	$(21.2)	$(0.3)	$31.9	$79.8	$(58.6)	$(25.3)

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

Cautionary Statement Regarding Forward-Looking Information

Statements that are not reported financial results or other historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax and exchange rates. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those described under the caption “Cautionary Statement Regarding Forward-Looking Information” in Bowater’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, and from time to time in Bowater’s other filings with the Securities and Exchange Commission. In addition, other risks besides those could adversely affect us. We disclaim any obligation to publicly update or revise any forward-looking statements.

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

Results of Operations

Three Months Ended September 30, 2003, versus September 30, 2002

For the third quarter of 2003, we had an operating loss of $51.9 million compared to operating loss of $36.7 million for the third quarter of 2002. Operating loss for the third quarter of 2003 includes a gain on the sale of assets of $4.1 million compared to a gain on the sale of assets of $4.8 million for the third quarter of 2002. Excluding these asset

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

sales, operating loss increased $14.5 million compared to the third quarter of 2002. This increase is primarily attributable to higher costs ($51.5 million), higher severance related charges for the third quarter of 2003 ($4.7 million) compared to the third quarter of 2002 ($0.3 million). These increases were offset partially by higher transaction prices for newsprint ($22.7 million), coated and specialty papers ($7.5 million), pulp ($1.3 million), lumber ($2.6 million) and timber ($4.5 million), offset by higher shipments ($2.8 million), primarily newsprint and coated and specialty papers. Costs were higher for the third quarter of 2003 compared to the third quarter of 2002 due to higher wood, fiber and chemical costs, distribution and selling and administrative costs, and a stronger Canadian dollar. Wood costs increased as a result of Canadian sawmill production curtailments, which reduced available chip supply, and from weather related problems in the U. S. Southeast in the first six months of 2003, which continued to affect wood supply in the third quarter of 2003. Fiber costs increased due to wood supply shortages and the startup of the recycle facility and an idled newsprint machine at our Calhoun mill (which had been temporarily shut since mid-2002 pending improving market conditions). Chemical costs increased primarily due to product mix and the introduction of new coated products at our Catawba mill. Distribution costs increased primarily from higher Canadian lumber duties and the conversion of a paper machine from newsprint to coated groundwood paper at our Catawba mill. Newsprint customers located closer to the mill were replaced with coated customers located farther from the mill site. Selling and administrative expenses increased primarily from stock based compensation credits of $12.3 million recognized in the third quarter of 2002 compared to charges of $1.1 million in the third quarter of 2003. Losses caused by the changes in the Canadian dollar exchange rates ($33.6 million) were partially offset by gains from our Canadian dollar hedging program ($14.3 million). We expect the relative exchange rate between the U.S. and Canadian dollar to continue to affect our results of operations. See the section entitled “Canadian-U.S. Dollar Exchange Rate Fluctuation Effect on Earnings.”

Net loss for the third quarter of 2003 was $56.7 million, or $1.00 per diluted share, compared with net loss of $32.3 million, or $0.57 per diluted share, in the third quarter of 2002. Sales for the third quarter of 2003 were $690.9 million compared with $643.8 million for the third quarter of 2002. Net loss for the third quarter of 2003 includes an after tax charge of $2.4 million, or $.04 per diluted share, for a cumulative effect adjustment from the partial adoption of Financial Accounting Standards Board (FASB) Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.”

Product Line Information

Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

In general, Bowater’s products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in exchange rates.

Sales by Product:

	Three Months Ended September 30,
(Unaudited, in millions)	2003	2002

Sales:
Newsprint	$302.0	$289.8
Market Pulp	120.8	133.5
Coated and Specialty Papers	192.7	153.3
Lumber	64.0	59.8
Other	11.4	7.4

Total sales	$690.9	$643.8

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Newsprint: Our average newsprint transaction price was 8.0% higher in the third quarter of 2003 compared to the third quarter of 2002 and 1.5% higher compared to the second quarter of 2003. The latter increase reflects the partial realization of an announced price increase for domestic newsprint, effective August 1, 2003 and higher transaction prices in the international market. Newsprint shipments decreased by 3.5% compared to the third quarter of 2002, primarily due to the permanent removal of 240,000 metric tons of annual newsprint production capacity related to the machine conversion at our Catawba mill. The decrease in production was partially offset by less downtime and other shifts in production. There was approximately 60,000 metric tons of market and maintenance downtime in the third quarter of 2003 compared to approximately 123,000 metric tons of downtime in the third quarter of 2002. Our #3 newsprint machine at our Calhoun mill started back up in July of this year after being down since January of 2002, in conjunction with the idling of a paper machine at our Thunder Bay, Ontario mill (since late June 2003). We expect this downtime to continue until market conditions improve. We plan to take approximately 41,000 metric tons of market and maintenance downtime in the fourth quarter of this year. We will continue to match our production to our orders.

Newsprint Third Party Data: In the third quarter of 2003, total United States demand and consumption of newsprint decreased 2.1% and 2.0%, respectively, compared to the same period a year ago. North American net exports of newsprint increased 1.0% from the third quarter 2002 level. Newspaper advertising linage declined 0.4% in September of 2003 compared to September 2002. Total inventories (North American mills and users) at September 30, 2003 were 1.49 million metric tons, approximately 12% below historical levels, based on an average total ending inventory for the last ten calendar years.

Market Pulp: Our average transaction price for market pulp in the third quarter of 2003 increased 2.9% compared to the third quarter of 2002 and decreased 6.0% compared to the second quarter of 2003. Our shipments increased 15.4% in the third quarter of 2003 compared to the second quarter of 2003 mainly as a result of increased demand from the export market and reduced production curtailments at our Thunder Bay mill. However, our shipments decreased 12.2% in the third quarter of 2003 compared to the same period last year, primarily as a result of reduced production at our Catawba facility due to the startup of a replacement fiber line. Our market pulp inventories decreased over the quarter to end the quarter at 20 days supply, 7 days below the industry average.

Market Pulp Third Party Data: Demand for market pulp increased by 5.3% for the three months ending September 30, 2003, compared to the same period of 2002. North America and Nordic (United States, Canada, Finland and Sweden) shipments were up 11.2% in the third quarter of 2003 compared to the second quarter of 2003. During the quarter, North American and Nordic producers operated and shipped at 93% of capacity. Inventories decreased slightly over the second quarter of 2003 by 30,000 metric tons, to end the quarter at 1.683 million metric tons, or 27 days supply.

Coated and Specialty Papers: Our average transaction price for coated paper was 3.6% higher in the third quarter of 2003 compared to the third quarter of 2002 and 0.9 % higher compared to the second quarter of 2003. Our coated paper shipments increased 33.3 % compared to the same period last year, due to the conversion of the paper machine at Catawba from newsprint to coated paper.

Our average transaction price for specialty paper was flat in the third quarter of 2003 compared to the third quarter of 2002 and 1.2% lower compared to the second quarter of 2003. Our specialty paper shipments increased 14.1% compared to the same period last year, due to the book market down grading from traditional freesheet grades of groundwood specialties and retailers upgrading from newsprint to groundwood specialties.

Coated and Specialty Papers Third Party Data: U.S. magazine advertising pages increased 0.1% compared to the third quarter of 2002 and catalog mailings (measured by Standard A mail pieces) are estimated to increase 1.7% compared to the same period last year. North American demand for coated groundwood papers is up 2.1% compared to the third quarter of 2002. North American coated groundwood mill inventories are at 15 days supply at September 30, 2003, compared to 13 days supply at September 30, 2002. North American demand for supercalendered high gloss paper and other uncoated groundwood papers are up 4.9% and down 0.1%, respectively, compared to the third quarter of 2002. North American uncoated groundwood inventories are at 16 days supply at September 30, 2003, compared to 17 days supply at September 30, 2002.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lumber: Bowater’s average transaction price for lumber products increased 7.4% in the third quarter of 2003 compared to the third quarter of 2002 and increased 11.2% compared to the second quarter of 2003. Our lumber shipments decreased 0.4% in the third quarter of 2003 compared to the third quarter of 2002 and increased 0.2% in the third quarter of 2003 compared to the second quarter of 2003. U.S. housing starts in the third quarter were strong, increasing 4.3% in the third quarter of 2003 compared to the same period last year.

The U.S. Commerce Department has imposed antidumping duties of 8.43% on all of Bowater’s Canadian softwood lumber imports and countervailing duties of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. Lumber duties are included as a component of distribution costs on our consolidated statement of operations. The Canadian government has appealed the duties and until the dispute about the duties is resolved, we will continue to pay the duties as assessed by the Commerce Department.

Divisional Performance

	Sales(1)		Segment Income (Loss)(1)

	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2003	2002	2003	2002

Newsprint	$368.1	$328.4	$(21.7)	$(23.4)
Coated and Specialty Papers	140.4	118.7	(14.5)	(10.1)
Forest Products	34.2	25.9	(0.7)	(2.4)
Canadian Forest Products	196.3	184.1	(7.5)	3.7
Net gain on sale of assets	—	—	4.1	4.8
Corporate & eliminations	(48.1)	(13.3)	(11.6)	(9.3)

Total	$690.9	$643.8	$(51.9)	$(36.7)

(1)	Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in “Corporate & eliminations.” Sales includes internal sales at each of the business segments. Total sales represents third party sales.

Total segment income (loss) in the preceding table is equal to “Operating income (loss)” as presented in our Consolidated Statement of Operations.

Newsprint Division: Sales for the division increased $39.7 million, from $328.4 million for the third quarter of 2002 to $368.1 million for the third quarter of 2003. This increase is the result of higher shipments of newsprint ($7.1 million) and specialties ($15.8 million) and higher transaction prices for newsprint ($18.3 million), market pulp ($1.3 million) and uncoated specialty paper ($4.4 million). These increases were partially offset by lower shipments of market pulp ($7.2 million). See the previous discussion of product line results.

Operating loss for the third quarter of 2003 decreased $1.7 million from an operating loss of $23.4 million for the third quarter of 2002 to an operating loss of $21.7 million for the third quarter of 2003. The decrease is primarily due to higher transaction prices for newsprint ($18.3 million), market pulp ($1.3 million) and uncoated specialty paper ($4.4 million). These decreases were partially offset by lower shipments ($2.8 million), higher costs ($16.7 million) and higher severance related charges for the third quarter of 2003 ($3.2 million) compared to the third quarter of 2002 ($0.3 million). Costs increased due to higher fiber and wood, chemical and fuel costs, and a stronger Canadian dollar ($14.6 million).

Coated and Specialty Papers Division: Sales for the division increased $21.7 million, from $118.7 million for the third quarter of 2002 to $140.4 million for the third quarter of 2003. This increase was primarily due to higher

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

transaction prices for coated and specialty papers ($3.6 million), and increased shipments ($18.1 million). See the previous discussion of product line results.

Operating loss increased $4.4 million from an operating loss of $10.1 million for the third quarter of 2002 to an operating loss of $14.5 million for the third quarter of 2003. This increase was primarily the result of higher costs ($10.7 million) and higher severance charges ($1.3 million). Costs increased as a result of higher fiber, wood, fuel, electricity and distribution costs, partially offset by lower selling and administrative expense. Distribution costs increased due to the conversion of the paper machine at our Catawba mill. Newsprint customers closer to the mill were replaced with coated customers located further from the mill site. Higher depreciation associated with the new fiberline and machine conversion costs at Catawba also contributed to the increase in operating loss. Higher transaction prices for coated and specialty papers ($3.6 million) and higher shipments ($3.8 million) partially offset this increase.

Nuway prices are based on coated groundwood paper prices, which remained near ten-year lows. Transaction prices for our Nuway product continued to be insufficient to cover costs. The effects of significant improvements in our productivity and quality were more than offset by higher base stock costs. Due to these factors, we are operating our Nuway facilities at about half their capacity. As market conditions improve, we expect to increase our production, eventually returning to a full production schedule. However, there is no assurance as to whether Nuway product pricing and costs will improve.

Forest Products Division: Sales for the division increased $8.3 million, from $25.9 million for the third quarter of 2002 to $34.2 million for the third quarter of 2003. This increase is primarily the result of higher lumber shipments ($4.9 million) and higher transaction prices for lumber ($2.1 million) and timber ($1.9 million). See the previous discussion of product line results.

Operating loss for the division decreased $1.7 million from an operating loss of $2.4 million for the third quarter of 2002 to an operating loss of $0.7 million for the third quarter of 2003. This decrease was due primarily to higher lumber ($2.1 million) and timber ($1.9 million) transaction prices and higher lumber shipments ($0.5 million), partially offset by higher costs ($2.6 million). Costs for the Division were higher in the third quarter of 2003 compared to the same period last year primarily as the result of a stronger Canadian dollar ($1.6 million) and start-up costs associated with the new sawmill in Thunder Bay Ontario ($1.5 million).

Canadian Forest Products Division: Sales for the division increased $12.2 million, from $184.1 million for the third quarter of 2002 to $196.3 million for the third quarter of 2003. This increase is primarily the result of higher shipments ($6.9 million), primarily newsprint and higher transaction prices for newsprint ($4.3 million), lumber ($0.5 million) and timber ($1.0 million), partially offset by lower transaction prices for specialties ($0.5 million).

Operating income decreased $11.2 million, from income of $3.7 million for the third quarter of 2002 to a loss of $7.5 million for the third quarter of 2003. This decrease was primarily the result of lower transaction prices for specialties ($0.5 million), higher costs ($17.5 million) primarily from higher distribution costs ($3.4 million), higher lumber duties ($0.9 million), additional closure and demolition costs related to the shutdown of a specialty paper machine at Donnacona ($1.8 million) and a stronger Canadian dollar ($17.5 million), offset by lower fiber and fuel costs and depreciation. These decreases were partially offset by higher shipments ($1.3 million) and higher transaction prices for newsprint ($4.3 million), lumber ($0.5 million) and timber ($1.0 million).

Net Gain on Sale of Assets: In the third quarter of 2003, we sold fixed assets and land resulting in a pre-tax gain of $4.1 million, or $0.04 per diluted share after tax. In the third quarter of 2002, we sold fixed assets and land resulting in a pre-tax gain of $4.8 million, or $0.05 per diluted share after tax.

Corporate & Eliminations: The elimination of intersegment sales increased $34.8 million, from $13.3 million for the third quarter of 2002 to $48.1 million for the third quarter of 2003. Corporate expenses increased $2.3 million from $9.3 million for the third quarter of 2002 to $11.6 million for the third quarter of 2003. The increase was primarily from higher selling and administrative expenses from stock based compensation, partially offset by the effects of hedging.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest and Other Income and Expenses

Interest expense increased $6.1 million from $39.7 million for the third quarter of 2002 to $45.8 million for the third quarter of 2003. This increase was primarily attributable to higher interest rates in connection with a $400 million notes issuance in June 2003 (See section under “Liquidity and Capital Resources” entitled “Credit Arrangements.”) and less capitalized interest. The June 2003 $400 million notes issue will increase interest expense by approximately $3.0 million per quarter. Other income decreased $8.2 million in the third quarter of 2003, from income of $0.3 million in the third quarter of 2003 compared to $8.5 million for the same period in 2002. The decrease in other income is primarily due to an increase in foreign exchange loss. We recorded a foreign exchange loss of $2.1 million in the third quarter of 2003 compared to a gain of $8.9 million in the third quarter of 2002. The majority of our exchange gains and losses in “Other, net” in our Consolidated Statement of Operations are attributable to the revaluation of unhedged foreign denominated liabilities into U.S. dollars.

Income Taxes

Our effective tax rate for the third quarter of 2003 was 41.2% compared to 52.0% for the third quarter of 2002. The rates in both 2003 and 2002 were primarily impacted by certain losses from changes in foreign currency exchange rates for which the company received no tax benefit.

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

Nine months ended September 30, 2003, versus September 30, 2002

For the first nine months of 2003, we had an operating loss of $76.6 million compared to $25.3 million for the first nine months of 2002. The operating loss for the first nine months of 2003 includes a gain on the sale of assets of $119.2 million compared to a gain on the sale of assets of $79.8 million for the first nine months of 2002. Excluding these asset sales, operating loss increased $90.7 million. This increase is attributable to higher costs ($143.7 million), higher severance related charges ($30.2 million), and lower lumber transaction prices ($6.9 million). These increases were offset partially by higher transaction prices for newsprint ($46.8 million), coated and specialty papers ($4.7 million), market pulp ($24.3 million) and timber ($8.0 million) and higher shipments ($6.2 million) of newsprint and coated and specialty papers. Costs were higher for the period due to higher wood, fiber, energy and repair costs, higher distribution and selling and administrative costs, and the strengthening of the Canadian dollar. Energy costs were higher as a result of increased prices and severe winter weather in the first quarter of 2003. Wood costs increased as a result of Canadian sawmill production curtailments, which reduced available chip supply, and from unusually wet weather in the U.S. South, which hampered timber harvesting. Fiber costs increased due to higher consumption resulting from wood shortages and the startup of the recycle facility at our Calhoun mill. Chemical costs increased primarily due to grade mix and the introduction of new coated grades at our Catawba mill. Distribution costs increased from higher lumber duties and expanded delivery areas for coated and specialty paper shipments from our Catawba mill. Selling and administrative expenses increased primarily from stock based compensation credits of $4.2 million recognized in the first nine months of 2002 compared to expense of $0.2 million in the first nine months of 2003. Losses due to the effect of changes in the Canadian dollar exchange rates ($83.9 million) were partially offset by gains from our Canadian dollar hedging program ($35.7 million).

Net loss for the first nine months of 2003 was $154.1 million, or $2.71 per diluted share, compared with net loss of $75.8 million, or $1.33 per diluted share, in the first nine months of 2002. Sales for the first nine months of 2003 were $1,985.5 million compared with $1,914.8 million for the first nine months of 2002. Net loss for the first nine months of 2003 includes an after tax charge of $4.5 million, or $0.08 per diluted share, for cumulative effect adjustments from the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” and the partial adoption of FIN 46, “Consolidation of Variable Interest Entities.”

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Product Line Information

Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

Sales by Product:

	Nine Months Ended September 30,
(Unaudited, in millions)	2003	2002

Sales:
Newsprint	$900.0	$871.4
Market Pulp	360.9	375.6
Coated and Specialty Papers	530.7	459.4
Lumber	170.8	189.1
Other	23.1	19.3

Total sales	$1,985.5	$1,914.8

Newsprint: Bowater’s average newsprint transaction price was 5.4% higher in the first nine months of 2003 compared to the first nine months of 2002. Newsprint shipments decreased by 2.0% compared to the first nine months of 2002. This reduction was primarily due to the permanent removal of 240,000 metric tons of annual newsprint production capacity related to the conversion of a newsprint machine at Catawba to coated paper. The decrease in production was partially offset by less downtime and other shifts in production. There was approximately 162,000 metric tons of market and maintenance downtime in the first nine months of 2003 compared to approximately 311,000 metric tons of downtime during the first nine months of 2002. Our #1 newsprint machine at Calhoun started back up in January of this year after being down since January of 2002. This startup was in conjunction with the shutdown of a specialty paper machine at Donnacona and a transfer of those specialty orders to Calhoun (100,000 metric tons of annual capacity). Our #3 newsprint machine at Calhoun started back up in July of this year after being down since January of 2002, in conjunction with the idling of a paper machine at our Thunder Bay mill (since late June 2003). We expect this market downtime to continue until market conditions improve. We plan to take 41,000 metric tons of market and maintenance downtime in the third quarter of this year and we will continue to match our production to our orders.

Newsprint Third Party Data: In the first nine months of 2003, total United States demand and consumption of newsprint decreased 0.7% and 0.5%, respectively, when compared to the same period a year ago. North American net exports of newsprint increased 1.9% from the first nine months 2002 level. Newspaper advertising linage declined 0.4% in September 2003 compared to September 2002, but has improved 0.8% year to date. Total inventories (North American mills and users) at September 30, 2003 were 1.49 million metric tons, approximately 12% below historical levels, based on an average total ending inventory for the last ten calendar years.

Market Pulp: Our average transaction price for market pulp in the first nine months of 2003 increased 8.5% compared to the first nine months of 2002. Our shipments decreased 11.1% compared to the same period last year, primarily as a result of production curtailments at our Thunder Bay facility due to temporary wood shortages and our Catawba facility due to the startup of a replacement fiber line.

Market Pulp Third Party Data: Demand for market pulp increased in the first nine months of 2003 compared to the same period last year. North America and Nordic (United States, Canada, Finland and Sweden) shipments were up 1% over the first nine months of 2002. North American and Nordic producers (United States, Canada, Finland, and Sweden) operated at 91% of capacity for the first 9 months of the year but have shipped at 92% of capacity. Consequently, days supply of inventories have decreased from 28 days to 27 days supply.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Coated and Specialty Papers: Our average transaction price for coated paper was 1.7 % lower in the first nine months of 2003 compared to the first nine months of 2002. Our coated groundwood papers shipments increased 24.2% compared to the same period last year, due to the conversion of a paper machine at Catawba from newsprint to coated paper.

Our average transaction price for specialty paper was 2.2 % lower in the first nine months of 2003 compared to the first nine months of 2002. Our specialty papers shipments increased 11.8 % compared to the same period last year, due to book market customers down grading from traditional freesheet grades to groundwood specialties and retailer circular customers upgrading from newsprint to groundwood specialties.

Coated and Specialty Papers Third Party Data: U.S. magazine advertising pages increased 5.7% compared to the first nine months of 2002 and catalog mailings (measured by Standard A mail pieces) are estimated to increase 2.9% compared to the same period last year. North American demand for coated groundwood papers is up 6.8% year-to-date compared to 2002. Demand for supercalendered high gloss papers and other uncoated groundwood papers are up 6.4% and down 1.0%, respectively, year-to-date.

Lumber: Our average transaction price for lumber decreased 4.2% in the first nine months of 2003 compared to the first nine months of 2002. Our lumber shipments decreased 5.7% in the first nine months of 2003 compared to the first nine months of 2002 due to the temporary closure of certain of our sawmills and the sale of our Riviere Bleue sawmill. U.S. housing starts in the first nine months were strong, increasing 5.4% in the first nine months of 2003 compared to the same period last year.

Divisional Performance

	Sales(1)		Segment Income (Loss)(1)

	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Newsprint	$1,078.5	$974.1	$(73.5)	$(56.9)
Coated and Specialty Papers	363.9	355.0	(48.5)	(21.2)
Forest Products	80.8	72.5	(5.7)	(0.3)
Canadian Forest Products	551.3	555.6	(34.6)	31.9
Net gain on sale of assets	—	—	119.2	79.8
Corporate & eliminations	(89.0)	(42.4)	(33.5)	(58.6)

Total	$1,985.5	$1,914.8	$(76.6)	$(25.3)

(1)	Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in “Corporate & eliminations.” Sales includes internal sales at each of the business segments. Total sales represents third party sales.

Total segment income in the preceding table is equal to “Operating income (loss)” as presented in our Consolidated Statement of Operations.

Newsprint Division: Sales for the division increased $104.4 million, from $974.1 million for the first nine months of 2002 to $1,078.5 million for the first nine months of 2003. This increase is primarily the result of higher shipments of newsprint ($30.3 million) and uncoated specialty paper ($32.0 million) and higher transaction prices for newsprint ($37.0 million), market pulp ($17.7 million) and uncoated specialty paper ($10.6 million). These increases were partially offset by lower shipments of market pulp ($23.3 million). See the previous discussion of product line results.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating loss for the first nine months of 2003 increased $16.6 million from an operating loss of $56.9 million for the first nine months of 2002 to an operating loss of $73.5 million for the first nine months of 2003. The increase is primarily from higher costs ($58.8 million) and higher severance related charges ($20.4 million). Costs increased due to higher fiber, wood and fuel costs, and a stronger Canadian dollar. These increases were partially offset by higher selling prices of newsprint ($37.0 million), uncoated specialty paper ($10.6 million), and market pulp ($17.7 million).

Coated and Specialty Papers Division: Sales for the division increased $8.9 million, from $355.0 million for the first nine months of 2002 to $363.9 million for the first nine months of 2003. This increase was primarily due to higher transaction prices for market pulp ($6.7 million) and higher shipments ($5.6 million), primarily coated and specialty papers, offset by lower transaction costs for coated and specialty papers ($3.3 million). See the previous discussion of product line results.

Operating loss increased $27.3 million from an operating loss of $21.2 million for the first nine months of 2002 to an operating loss of $48.5 million for the first nine months of 2003. This increase was primarily the result of lower transaction prices for coated and specialty papers ($3.3 million), higher costs ($31.4 million) and higher severance related charges ($5.5 million). Costs increased due primarily to higher fiber, wood, chemicals, fuel and power costs, lower production volume ($11.1 million) due to the conversion of a newsprint machine to coated paper, and increased distribution costs ($4.7 million, primarily from expanded customer locations for coated and specialty papers shipments), partially offset by declines in selling and administrative costs. These increases were partially offset by higher coated and specialty papers shipments ($4.6 million) and higher pulp transaction prices ($6.7 million).

Forest Products Division: Sales for the division increased $8.3 million, from $72.5 million for the first nine months of 2002 to $80.8 million for the first nine months of 2003. This increase is primarily the result of higher timber transaction prices ($4.6 million) and higher lumber shipments ($3.7 million). See the previous discussion of product line results.

Operating loss for the division increased $5.4 million from an operating loss of $0.3 million for the first nine months of 2002 to an operating loss of $5.7 million for the first nine months of 2003. This increase was due primarily to higher costs ($9.2 million) and higher severance related charges ($1.1 million), partially offset by higher timber transaction prices ($4.6 million). Costs for the division were higher in the first nine months of 2003 compared to the first nine months of 2002 due to the start-up of the new Thunder Bay Ontario sawmill ($3.8 million), a stronger Canadian dollar ($2.9 million) and higher lumber distribution costs ($2.2 million).

Canadian Forest Products Division: Sales for the division decreased $4.3 million, from $555.6 million for the first nine months of 2002 to $551.3 million for the first nine months of 2003. This decrease is primarily the result of lower shipments ($6.8 million), primarily lumber, and lower transaction prices in lumber ($6.5 million) and specialty papers ($2.6 million) partially offset by higher transaction prices for newsprint ($9.9 million) and higher transaction prices for timber ($1.7 million).

Operating income decreased $66.5 million, from income of $31.9 million for the first nine months of 2002 to a loss of $34.6 million for the nine months of 2003. This decrease was primarily the result of lower transaction prices for specialty papers ($2.6 million) and lumber ($6.5 million), lower lumber shipments ($2.1 million), higher costs ($68.5 million), and higher severance related charges ($2.3 million). Costs increased primarily due to lower production volume ($9.8 million), higher lumber duties ($10.2 million) which were imposed beginning in May of 2002 and a stronger Canadian dollar ($42.6 million). These decreases were partially offset by higher transaction prices ($9.9 million) and shipments ($4.7 million) for newsprint, higher transaction prices for timber ($1.7 million) and lower fuel costs.

Net Gain on Sale of Assets: In the first nine months of 2003, we sold fixed assets and land resulting in a pre-tax gain of $119.2 million, or $1.30 per diluted share after tax. This gain was primarily due to the sale of approximately 82,000 acres of owned and leased timberlands for cash consideration of approximately $122 million, which resulted in a pre-tax gain of approximately $97.5 million.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the first nine months of 2002, we sold fixed assets and land resulting in a pre-tax gain of $79.8 million, or $0.84 per diluted share after tax. This gain was primarily due to the sale in January 2002 of approximately 116,000 acres of timberlands for aggregate consideration of $104.2 million, comprised of approximately $5.1 million in cash and $99.1 million in notes receivable. In March 2002, we monetized the $99.1 million notes receivable for net cash proceeds of $88.1 million. These transactions resulted in a net pre-tax gain of $70.4 million.

Corporate & Eliminations: The elimination of intersegment sales increased $46.6 million, from $42.4 million for the first nine months of 2002 to $89.0 million in the first nine months of 2003. Corporate expenses decreased $25.1 million, from $58.6 million for the first nine months of 2002 to $33.5 million for the first nine months of 2003, due primarily to hedging gains.

Interest and Other Income and Expenses

Interest expense increased $5.1 million from $122.8 million for the first nine months of 2002 to $127.9 million for the first nine months of 2003. This increase was primarily attributable to higher interest rates in connection with the $400 million notes issuance in June 2003. Other expense increased $13.9 million from $3.4 million income in the first nine months of 2002 to $10.5 million expense in the first nine months of 2003. The increase in other expense is primarily due to foreign exchange losses recorded in the first nine months of 2003. We recorded foreign exchange losses of $15.9 million in the first nine months of 2003 compared to a gain of $5.4 million in the first nine months of 2002. The majority of our exchange gains and losses recorded in “Other, net” in our Consolidated Statement of Operations is attributable to the revaluation of unhedged foreign denominated liabilities into U.S. dollars.

Income Taxes

Our effective tax rate for the first nine months of 2003 was 24.8% compared to 42.5% for the first nine months of 2002. The rates in both 2003 and 2002 were primarily impacted by certain losses from changes in foreign currency exchange rates for which the company received no tax benefit.

Liquidity and Capital Resources

Bowater’s cash and cash equivalents decreased to $18.1 million at September 30, 2003, from $35.9 million at December 31, 2002. We generated cash from operations of $24.5 million, used $40.4 million of cash in investing activities, and used $1.9 million of cash from financing activities.

Cash from Operating Activities:

During the first nine months of 2003, our operations generated $24.5 million of cash compared to $41.7 million during the first nine months of 2002, a decrease of $17.2 million. This decrease is primarily due to a higher operating loss in the first nine months of 2003 of $195.8 million (excluding gain on asset sales) compared to a loss in the first nine months of 2002 of $105.1 million. This decrease was partially offset by lower working capital needs in the first nine months of 2003. During the first nine months of 2003, our operations generated cash of $83.0 million from changes in working capital components compared to $15.8 million generated during the first nine months of 2002. During the first nine months of 2003, we received tax refunds of approximately $75 million, which are included in cash generated from operating activities.

Cash from Investing Activities:

Cash used for investing activities during the first nine months of 2003 totaled $40.4 million, compared to $75.7 million during the first nine months of 2002. Proceeds from the disposition of assets, including timber and timberlands, increased $121.4 million during the first nine months of 2003 compared to the first nine months of 2002, primarily from the sale of timberlands. The first nine months of 2002 included net cash proceeds of $88.1 million from the monetization of a note receivable. Cash invested in fixed assets, timber and timberlands decreased $3.7 million for the first nine months of 2003 compared to the first nine months of 2002.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash from Financing Activities:

Cash used for financing activities was $1.9 million for the first nine months of 2003 compared to cash from financing activities of $32.4 million during the first nine months of 2002. During this period we also made payments of $91.0 million (net of proceeds of $693.1 million) under our short-term credit facilities compared to payments made in the first nine months of 2002 of $164.3 million (net of proceeds received of $765.4 million). Also in the first nine months of 2003, we received net proceeds on long-term borrowings amounting to $122.2 million compared with net proceeds received of $228.3 million during the first nine months of 2002.

During the first nine months of 2003, we sold, in a private placement with registration rights, $400 million of our 6.5% notes due 2013. We received net proceeds from the sale of the notes of approximately $392.8 million, which were net of an issuance discount of $1.6 million and financing fees of $5.6 million. The proceeds were used to pay amounts outstanding under short-term bank debt credit facilities ($241.0 million) and a portion of the three-year term loan ($140.0 million). In August 2003, we used the $11.8 million balance of the net proceeds, plus new borrowings under our accounts receivable securitization program, to pay off the debt related to our lease agreement at Covington (see below). In November 2003, Bowater completed a registered offering to exchange the notes issued in the private placement for new, freely-tradeable notes with substantially identical terms.

On July 1, 2003, Bowater consolidated assets and debt of approximately $51.8 million related to an operating lease at its Covington facility with a special purpose entity. See Note 4 to the Notes to Consolidated Financial Statements included in this quarterly report. On August 11, 2003, Bowater terminated the lease agreement with the SPE and paid approximately $51.8 million to pay off the debt.

Cash dividends paid in the first nine months of 2003 decreased $4.6 million from the prior year period as no dividends were declared or paid in the first nine months of 2003 to the minority shareholder of CNC.

Sources of Long and Short Term Liquidity:

For the third quarter of 2003, compared to the same period of 2002, pricing improved in all of our grades. However, these gains were offset by increased costs, some or all of which may not quickly abate, including increases in raw material and energy costs, weather related issues, the strengthening of the Canadian dollar, and unplanned reductions in volume as a result of temporary wood fiber supply issues. Accordingly, we do not expect to be cash flow positive in the fourth quarter of 2003.

We believe that cash generated from operations, proceeds from asset sales, and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations and capital expenditures for the next 12 months and approved capital projects extending beyond 12 months.

We expect to make $230 million of capital expenditures in 2003, a reduction of $20 million as compared to our initial plan, and approximately $100 million to $150 million in capital expenditures in 2004.

Credit Arrangements:

We have facilities with various banks that provide for borrowings up to $800.0 million. The facilities consist of a $500.0 million revolving credit facility, a $200.0 million 364-day accounts receivable securitization arrangement and a $100.0 million 364-day credit facility of a wholly-owned subsidiary, Bowater Canadian Forest Products Inc. (“BCFPI”). At September 30, 2003, approximately $158 million was outstanding under our credit facilities and letters of credit of approximately $74 million were reserved against our credit facilities. In October of 2003, the 364-day $100 million BCFPI credit facility was extended to October 2004.

Our credit facilities contain various covenants including requirements to maintain adequate net worth and compliance with a specified ratio of total debt to total capital as defined in the credit facilities. In the third quarter, an amendment was obtained which excludes the impact of adjustments for additional minimum pension liability amounts from the current calculations. Currently, these covenants require us to maintain a minimum consolidated

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

net worth (generally defined in the credit facilities as common shareholders’ equity plus any outstanding preferred stock plus additional minimum pension liability amounts) of $1.625 billion as of September 30, 2003. In addition, these agreements impose a maximum 60% ratio of total debt (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions) to total capital (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions plus net worth including minority interest plus additional minimum pension liability amounts). At September 30, 2003, our consolidated net worth was approximately $1.808 billion, and our ratio of total debt to total capital was 55.9%, calculated according to our credit facilities’ guidelines. Our continued compliance is dependent on a number of factors, many of which are outside of our control. Should events occur that would result in noncompliance, we believe that a number of acceptable options would be available to us including, but not limited to, amending the credit facilities, obtaining a waiver or pursuing additional or alternative financing arrangements, but we cannot assure that these options would be available on attractive terms or at all.

In October, the S&P changed Bowater’s credit rating outlook from a BB+ with a stable outlook to a BB+ with a negative outlook. This action by the S&P will not have an impact on our interest rates. Our current credit rating with Moody’s is Ba1 with a stable outlook. In October, Bowater was placed on review for possible downgrade. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on Bowater’s highest credit rating. Any reduction in the highest rating will increase our cost of borrowing. In addition to higher interest rates, although further downgrades would have no material impact on availability under our present debt and credit agreements, it could impact our access to and cost of capital and financial flexibility in the future.

Off-Balance Sheet Arrangements

Effective July 1, 2003, Bowater early adopted, on a partial basis, Financial Accounting Standards Board’s Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Many variable interest entities have commonly been referred to as special-purpose entities (SPE) or off-balance sheet structures. Bowater operated the Covington coating facility under an operating lease with a special purpose entity. This special purpose entity was determined to be a VIE and required to be consolidated by Bowater in accordance with FIN 46. Bowater early adopted FIN 46 for the Covington SPE effective July 1, 2003 and consolidated assets and debt of approximately $51.8 million and recorded a non-cash, after tax cumulative effect charge of $2.4 million, or $0.04 per diluted share in the third quarter of 2003. On August 11, 2003, Bowater terminated the lease agreement with the SPE and paid approximately $51.8 million to pay off the debt. Bowater is currently evaluating other potential VIEs in accordance with FIN 46 and will finalize its adoption of FIN 46 in the fourth quarter of 2003. We do not expect the finalization of adoption of FIN 46 to have a material impact on our consolidated financial statements. See Note 4 to the Notes to Consolidated Financial Statements included in this quarterly report.

Our remaining significant off-balance sheet arrangements include a $42.4 million debt guarantee related to Ponderay Newsprint Company, an unconsolidated partnership in which we have a 40% interest and a $10.5 million debt guarantee, representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our qualified special purpose entities. A detailed discussion of these off-balance sheet arrangements is included under the caption “Off-Balance Sheet Arrangements,” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2002.

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

We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. Under the exchange rates, hedging levels and operating conditions that existed during the quarter ended September 30, 2003, for every one-cent change in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for the third quarter of 2003 would have been reduced by approximately $2.25 million, or approximately $9 million on an annualized basis. For a description of our hedging activities, see Note 15 to the Notes to Consolidated Financial Statements included in this quarterly report.

Canadian Dollar Hedging Program

At September 30, 2003 we had approximately $143.4 million of unrealized gains recorded on our Canadian dollar hedging program compared to an approximately $8.0 million unrealized loss at December 31, 2002. These unrealized gains are classified in “Other current assets” or “Other assets” in our consolidated balance sheet depending on the maturity date of the hedging contract. These unrealized hedging gains account for the majority of the change in these balance sheet classifications from December 31, 2002, to September 30, 2003.

Cost Reduction Initiatives

In April 2003, Bowater announced that it would increase its workforce reductions to 600 positions from the 500 positions announced in the fourth quarter of 2002. The workforce reductions are expected to affect approximately 7% of our total workforce. Through September 30, 2003, approximately 530 positions were eliminated with the anticipated balance of the 600 positions to come in the fourth quarter of 2003. The expense of the 530 workforce reductions since inception to September 30, 2003 was $43.0 million (of which $13.4 million was expensed in 2002). Of this expense, $8.4 million was recorded as an increase in pension accruals from a pension plan curtailment and other pension plan benefits and $19.0 million has been paid in cash. The remaining accrual of approximately $15.6 million is expected to be paid in 2003 and the first half of 2004. These workforce reductions were part of a multifaceted cost reduction initiative announced in the fourth quarter of 2002 that consists of workforce reductions, lowering of manufacturing costs and rationalization of production. Estimated, annualized cost savings related to the cost reduction initiatives are expected to be approximately $80 million, pre-tax, by the end of 2003.

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

In November 2002, the FASB issued Financial Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. Our off-balance sheet debt guarantees

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

include: $42.4 million related to Ponderay Newsprint Company, an unconsolidated partnership in which we have a 40% interest, and $10.5 million representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our qualified special purpose entities. In August 2003, we used the approximately $11.8 million balance of the remaining net proceeds of the $400 million notes issuance (See Note 12), plus new borrowings under our accounts receivable securitization program, to terminate our $43.5 million synthetic lease for our Covington, Tennessee, Nuway facility and purchase the facility from the special purpose entity; all at a total cost of approximately $51.8 million. (See Notes 4 and 12 to the Notes to Consolidated Financial Statements included in this quarterly report). The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Bowater adopted the disclosure requirements of FIN 45 effective with our Annual Report on Form 10-K for the year ending December 31, 2002. These off-balance sheet guarantees are disclosed in our Annual Report on Form 10-K for the year ending December 31, 2002, and were entered into prior to December 31, 2002. Bowater adopted the recognition requirements of FIN 45 on January 1, 2003. The adoption did not have an impact on our 2003 financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation” (SFAS No. 148). This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. We have adopted the provision of SFAS No. 148 on January 1, 2003 and have provided SFAS No. 148’s interim disclosures requirements in the Notes to Consolidated Financial Statements included in this quarterly report.

In January 2003, The FASB issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In October 2003, the FASB deferred the implementation of FIN 46 for variable interest entities created before January 31, 2003, for periods ending after December 15, 2003. Early adoption and partial adoption is allowed under FIN 46 for variable interest entities created before January 31, 2003. Effective July 1, 2003, Bowater adopted FIN 46 on a partial basis.

A paper coating facility (referred to as “Nuway”) located in Covington, Tennessee was constructed for Bowater in 2002. Construction of the facility was financed through a special purpose entity (“SPE”). Bowater has no ownership interest in the SPE. Bowater Nuway Inc., a wholly-owned subsidiary of Bowater, had entered into a lease commitment with the SPE, the lessor in the transaction, for this facility. The Covington, Tennessee facility commenced operations in March of 2002. Total costs incurred by the SPE for the construction of the Covington facility was approximately $52.3 million. The assets and debt associated with this facility were not consolidated in Bowater’s financial statements prior to July 1, 2003. The lease was classified as an operating lease and the payments expensed in accordance with SFAS No. 13, “Accounting for Leases.” The base lease term for the facility was scheduled to expire on April 30, 2006.

Effective July 1, 2003, Bowater early adopted FIN 46 specific to the Covington coating facility under the operating lease with the SPE. This special purpose entity was determined to be a VIE and required to be consolidated by Bowater in accordance with FIN 46. Bowater consolidated assets and debt of approximately $51.8 million and

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

recorded a non-cash, after tax cumulative effect charge of $2.4 million, or $0.04 per diluted share in the third quarter of 2003. On August 11, 2003, Bowater terminated the lease agreement with the SPE and paid approximately $51.8 million to pay off the debt. Bowater is currently evaluating other potential VIEs in accordance with FIN 46 and will finalize its adoption of FIN 46 in the fourth quarter of 2003. We do not expect the finalization of adoption of FIN 46 to have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard did not impact our Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard did not impact our Consolidated Financial Statements.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have updated the disclosure concerning our Canadian dollar forward contracts, which is included in Note 15 to the Notes to Consolidated Financial Statements included in this quarterly report. For information about the effect of Canadian-U.S. dollar exchange rate fluctuations on our manufacturing costs and Canadian dollar denominated liabilities, see the section entitled “Canadian-U.S. Dollar Exchange Rate Fluctuation Effect on Earnings.”

Interest Rate Risk

We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain a mix of fixed rate and variable rate borrowings. On June 19, 2003, we sold, in a private placement, with registration rights, $400 million of our notes due 2013 with a fixed rate of 6.5%. These new fixed rate notes replaced variable rate debt. In November 2003, Bowater completed a registered offering to exchange the notes issued in the private placement for new, freely-tradeable notes with substantially identical terms. As a result, at September 30, 2003 we had $2,174.6 million of fixed rate long-term debt and $291.5 million of short and long-term variable rate bank debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our short-term bank debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our short and long-term variable bank debt at September 30, 2003 of $291.5 million, a 100 basis point increase in interest rates would increase our quarterly interest expense by $0.7 million.

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures:

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

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

These suits have been filed by approximately 874 claimants who sought monetary damages in civil actions pending in state courts in Illinois, Mississippi, Missouri, New York and Texas. Approximately 731 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 143 claims remain. All claims in Missouri have been dismissed, and plaintiffs’ counsel in Illinois and Missouri have agreed not to file similar cases. About nineteen new cases have been filed since June 2003. Insurers are defending these claims and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on Bowater’s business, financial position or results of operations.

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

BOWATER INCORPORATED AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

10.1	Second Amending Agreement dated October 7, 2003, to the Credit Agreement dated as of October 26, 2001, between Bowater Pulp and Paper Canada Inc. (as Borrower) (now known as Bowater Canadian Forest Products Inc.), Bowater Incorporated, the Bank of Nova Scotia and certain lenders.

10.2	Amendment No. 1 dated September 12, 2003, to the Credit Agreement dated as of May 22, 2002, between Bowater Incorporated, each of its subsidiaries, JP Morgan Chase Bank, and certain lenders.

31.1	Certification of CEO Pursuant to Section 302

31.2	Certification of CFO Pursuant to Section 302

32.1	Certification of CEO Pursuant to Section 906

32.2	Certification of CFO Pursuant to Section 906

(b)	Reports on Form 8-K:

On July 24, 2003, the Company filed a report on Form 8-K announcing its earnings for the second quarter of 2003 under Items 7 and 9.

BOWATER INCORPORATED AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED

By	/s/ David G. Maffucci

David G. Maffucci
Executive Vice President and
Chief Financial Officer

By	/s/ Michael F. Nocito

Michael F. Nocito
Vice President and Controller

Dated: November 12, 2003

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Second Amending Agreement dated October 7, 2003, to the Credit Agreement dated as of October 26, 2001, between Bowater Pulp and Paper Canada Inc. (as Borrower) (now known as Bowater Canadian Forest Products Inc.), Bowater Incorporated, the Bank of Nova Scotia and certain lenders.

10.2	Amendment No. 1 dated September 12, 2003, to the Credit Agreement dated as of May 22, 2002, between Bowater Incorporated, each of its subsidiaries, JP Morgan Chase Bank, and certain lenders.

31.1	Certification of CEO Pursuant to Section 302

31.2	Certification of CFO Pursuant to Section 302

32.1	Certification of CEO Pursuant to Section 906

32.2	Certification of CFO Pursuant to Section 906