Form 10-K
period 2003-12-31
BOWATER INC
filed 2004-03-10
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ■ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ■

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ■ No ☐

The aggregate market value of the voting common equity held by nonaffiliates* of the registrant as of June 30, 2003, was approximately $2,501,132,217.

As of March 1, 2004, there were 55,531,988 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered with respect to the Annual Meeting of Shareholders to be held on May 12, 2004 are incorporated by reference into Part III.

*Without acknowledging that any individual director or executive officer of the registrant is an affiliate, the shares over which they are deemed to have voting control have been included as owned by affiliates solely for purposes of this calculation.

TABLE OF CONTENTS

Bowater Incorporated

Form 10-K

For the year ended December 31, 2003

PART I

Item 1. Business

General

Bowater Incorporated (“Bowater”) is engaged in the manufacture, sale and distribution of newsprint, uncoated specialty paper, coated groundwood paper, market pulp, lumber and timber. We operate facilities in the United States, Canada and South Korea and, as of December 31, 2003, our operations were supported by 1.4 million acres of timberlands owned or leased in the United States and Canada and 31.8 million acres of timber cutting rights on Crown-owned lands in Canada. We market and distribute our products throughout the world. No single customer, related or otherwise, accounted for 10% or more of Bowater’s 2003 consolidated sales.

Bowater completed its acquisition of Alliance Forest Products Inc. (“Alliance”) on September 24, 2001. The results of Alliance’s operations have been included in the Consolidated Financial Statements since September 24, 2001. Alliance was an integrated company specializing in timber harvesting and forest management, as well as the production and sale of newsprint, uncoated specialty paper, pulp, lumber and related products. Alliance had operations in Canada and the United States. The acquisition added supercalendered and specialty paper production at Donnacona and Dolbeau, Quebec, enabling Bowater to offer a fuller spectrum of groundwood paper grades. Also, a strategically located Alliance mill in Coosa Pines, Alabama, which produces market fluff pulp and newsprint and was modernized in the first quarter of 2002 to produce 100% recycled fiber newsprint, enhances Bowater’s customer service capabilities. Alliance’s extensive sawmill system and approximately 18 million acres of cutting rights supports Bowater’s expanded operations.

During the five-year period ending December 31, 2003, Bowater sold an aggregate of 2.2 million acres of timberlands (including lease-holds) for gross aggregate proceeds of approximately $945.1 million (including cash and notes) and an aggregate pretax gain of approximately $654.0 million (after including losses on the monetization of notes received as part of the purchase price for some of the sales).

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

The Newsprint Division, headquartered in Greenville, South Carolina, consists of the following manufacturing facilities:

➢	the Calhoun Operation and Calhoun Newsprint Company (“CNC”) (CNC is owned approximately 51% by Bowater and approximately 49% by Herald Company, Inc.) located in Calhoun, Tennessee;

➢	the Coosa Pines Operation located in Coosa Pines, Alabama;

➢	Bowater Mersey Paper Company Limited (“Mersey Operation”) (which is owned 51% by Bowater and 49% by The Washington Post Company) located in Liverpool, Nova Scotia;

➢	the Thunder Bay Operation located in Thunder Bay, Ontario;

➢	Ponderay Newsprint Company (“Ponderay Operation”) (an unconsolidated partnership in which Bowater has a 40% interest and, through a wholly-owned subsidiary, is the managing partner; the balance of the partnership is held by subsidiaries of five newspaper publishers) located in Usk, Washington;

➢	the Grenada Operation located in Grenada, Mississippi; and

➢	the Mokpo Operation located in Mokpo, South Korea.

This division is also supported across our North American markets by sales teams, which are responsible for marketing and selling all of Bowater’s North American newsprint and some uncoated specialty paper. Offices in Brazil, England, Singapore and South Korea support international marketing and selling of newsprint and some uncoated specialty paper.

The Coated and Specialty Papers Division, headquartered in Charlotte, North Carolina, consists of the Catawba Operation located in Catawba, South Carolina, two paper coating facilities (referred to as “Nuway”) located in Benton Harbor, Michigan and Covington, Tennessee, and five sales offices. This division is responsible for marketing and selling Bowater’s coated and some uncoated specialty papers.

The Pulp Division, headquartered in Burlington, Ontario, consists of two sales offices. This division is responsible for marketing all of Bowater’s market pulp, which is produced at the Calhoun, Catawba, Coosa Pines and Thunder Bay Operations.

The Forest Products Division, headquartered in Cleveland, Tennessee, consists of five manufacturing facilities:

➢	Albertville Sawmill located in Albertville, Alabama;

➢	Bowater Mersey Paper Company Limited Oakhill Sawmill (which is owned 51% by Bowater and 49% by The Washington Post Company) located in Bridgewater, Nova Scotia;

➢	Westover Sawmill located in Westover, Alabama;

➢	Thunder Bay Sawmill located in Thunder Bay, Ontario; and

➢	Ignace Sawmill located in Ignace, Ontario.

The Forest Products Division is supported by 12 business offices and is responsible for managing our timberlands in the United States and the Canadian provinces of Ontario and Nova Scotia, selling timber (to third parties and to our paper mills), selling our U.S. lumber production, managing wood procurement for the sawmills and our Calhoun, Coosa Pines, Grenada, Mersey and Thunder Bay Operations, and selling non-strategic timberlands in the United States, Ontario and Nova Scotia. In 2000, Bowater purchased the closed Ignace Sawmill located in northern Ontario. The sawmill has been refurbished but was not operated in 2003 due to poor market conditions and a labor disruption. Pending improved market conditions and resolution of the labor disruption, we anticipate starting operations sometime in 2004. A new sawmill, located in Thunder Bay, Ontario, was completed and became operational in May 2003.

The Canadian Forest Products Division, headquartered in Montreal, Quebec, consists of the following manufacturing facilities:

➢	Bowater Maritimes Inc. (“Dalhousie Operation”) (which is owned 67% by Bowater, 25% by Oji Paper Co., Ltd. and 8% by Mitsui & Co., Ltd.) located in Dalhousie, New Brunswick;

➢	the Gatineau Operation, located in Gatineau, Quebec;

➢	the Donnacona Operation, located in Donnacona, Quebec;

➢	the Dolbeau Operation, located in Dolbeau, Quebec;

➢	eight sawmills located in Quebec (Dégelis, Price, Lac-des-Aigles, Maniwaki, Saint-Félicien, Girardville, Mistassini and Baie-Trinité) and Baker Brook sawmill located in New Brunswick; and

➢	one wood-treating facility located in Dégelis, Quebec.

The Canadian Forest Products Division is responsible for marketing our Canadian lumber production, managing the balance of our timberlands, managing wood procurement for the division’s manufacturing facilities previously listed and selling non-strategic timberlands in Quebec and New Brunswick.

See Note 24 “Segment Information” to our Consolidated Financial Statements for financial information regarding segment operations, sales by product, and sales and long-lived assets by country.

Product Lines

Newsprint

Bowater is the largest manufacturer of newsprint in the United States. Including jointly-owned facilities, our annual North American production capacity of newsprint is approximately 2.7 million metric tons, or approximately 18% of the North American capacity. Including the South Korean newsprint mill, our annual production capacity is approximately 3.0 million metric tons, or approximately 7% of worldwide capacity.

The Calhoun Operation, one of the largest newsprint mills in North America, is located on the Hiwassee River in Tennessee. Under the management of Bowater, this facility operates five paper machines, which produced 630,000 metric tons of newsprint and uncoated specialty paper in 2003. As a result of newsprint market conditions, two paper machines at our Calhoun Operation, along with supporting infrastructure, were idled during 2002. One of the two idled paper machines started back up in January of 2003 and the other idled paper machine started back up in July of 2003 in conjunction with the idling of a paper machine at our Thunder Bay operation. Included at this facility is CNC’s paper machine, which produced 217,000 metric tons of newsprint in 2003. CNC also owns a recycle fiber plant and a portion of the original thermomechanical pulp (“TMP”) mill. Bowater owns the remainder of the original TMP facility. The

TMP mill was expanded in 1998. This expansion is 100% owned by Bowater along with all the other assets at the site, which include a kraft pulp mill and other support equipment necessary to produce the finished product. Bowater operates the entire facility. Pulp, other raw materials, labor and other manufacturing services are transferred between Bowater and CNC at agreed upon transfer costs.

The Coosa Pines Operation, located on the Coosa River in Alabama, includes two paper machines, which produced 331,000 metric tons of 100% recycled fiber newsprint in 2003. The recycle fiber plant, which began operations in December 2001, is one of the largest facilities of its type in the world. Other facilities include a kraft pulp mill, recovery boiler, power boilers, a wastewater treatment plant, a raw water treatment plant, and a chip handling system.

The Dalhousie Operation, located on the Chaleur Bay in New Brunswick, has two newsprint machines. These machines were rebuilt in 1982 and produced 234,000 metric tons of newsprint in 2003. This operation has a deep-sea docking facility that can accommodate large ocean freighters, providing economical access to ports along the eastern seaboard of the United States and throughout the world. Other facilities include a TMP mill, a refuse boiler and a waste treatment plant.

The Gatineau Operation, located on the north bank of the Ottawa River in Quebec, consists of three paper machines, which produced 449,000 metric tons of newsprint and 20,000 short tons of specialty paper in 2003. This facility also includes a recycling plant, a refuse boiler, a TMP mill and a secondary effluent treatment facility.

The Grenada Operation, located on the Yalobusha River in Mississippi, consists of a TMP mill and one paper machine that produced 246,000 metric tons of newsprint in 2003. Other facilities include a waste treatment plant and a refuse boiler.

The Mersey Operation is located in Nova Scotia on an ice-free port, providing economical access to ports throughout the world. It has two paper machines that were built in 1929 and rebuilt between 1983 and 1985. The mill produced 243,000 metric tons of newsprint in 2003. This facility also operates a TMP mill, a wastewater treatment facility and other support equipment required to produce the finished product.

The Mokpo Operation, located in the Daebul Industrial Complex on the southwest coast of South Korea, has one paper machine that produces 100% recycled fiber newsprint. This facility began production in late 1996. The mill produced 239,000 metric tons of recycled fiber newsprint in 2003. This facility ships by truck or from a nearby public deep-sea docking facility. The Mokpo Operation is subject to risks associated with the economic and political climate of South Korea. See, “Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data – Changes in the political or economic conditions in the United States or other countries in which our products are manufactured or sold can adversely affect our results of operations” on page 11.

The Ponderay Operation, located on the Pend Oreille River in Washington, consists of one newsprint machine, which began production in 1989 and produced 261,000 metric tons of newsprint in 2003. This facility also operates a TMP mill, a recycling plant, a wastewater treatment facility and other support equipment required to produce the finished product.

The Thunder Bay Operation, located on the Kaministiquia River in northwestern Ontario, includes three paper machines and two kraft pulp mills. In 2003, this facility produced 354,000 metric tons of newsprint and uncoated specialty paper and 83,000 metric tons of base stock for Bowater’s Nuway operation. As a result of newsprint market conditions and a stronger Canadian dollar, one paper machine was idled at our Thunder Bay Operation in late June of 2003 and is expected to remain down until newsprint market conditions improve. This facility also includes a TMP mill, a recycling plant, two recovery boilers, a refuse boiler, a chip handling system and a waste treatment plant.

Bowater produced newsprint for one month during 2003 at its Catawba Operation, located on the Catawba River in South Carolina. In 2003, PM #3 at this site produced approximately 7,900 metric tons of newsprint. In January 2003, this machine, with an annual newsprint capacity of approximately 240,000 metric tons, was taken down to convert its production to coated groundwood paper. The conversion was completed in March 2003.

Including the production capacity for our unconsolidated partnership, Ponderay Newsprint Company, we have 48% of our newsprint capacity in the U.S., 43% in Canada and 9% in South Korea.

Our North American newsprint is sold directly by Bowater through its regional sales offices located near major metropolitan areas. Sales outside North America are made through our subsidiaries located in the markets they serve. We distribute newsprint by rail, truck and ship.

In 2003, Bowater sold newsprint to various related parties. During 2003, our joint venture partners purchased an aggregate of approximately 856,000 metric tons which includes purchases from our unconsolidated partnership, Ponderay Newsprint Company. Newsprint tons sold from consolidated entities to related parties represent approximately 28% of our total newsprint tons sold.

Coated and Specialty Papers

Bowater is one of the largest producers of coated groundwood paper in the United States and North America. Capacity in 2003 was 925,000 short tons, including the recently converted newsprint machine to coated groundwood at our Catawba operation. This tonnage represents approximately 19% and 15% of the United States and North American capacity, respectively. We are one of the largest producers of supercalendered and uncoated specialty papers in North America with an annual capacity of approximately 657,000 short tons, or approximately 10% of North American capacity. Our coated and uncoated specialty papers are used in magazines, catalogs, books, retail advertising pieces, direct mail pieces and coupons.

Bowater manufactures a variety of coated paper grades on three paper machines at the Catawba Operation. In 2003, Catawba produced approximately 538,000 short tons of coated paper and approximately 40,000 short tons of newsprint and uncoated specialty paper. The Catawba Operation also includes a newly replaced kraft pulp mill, a TMP mill and other support equipment required to produce the finished product.

The Donnacona Operation, located in Quebec, consists of one specialty paper machine that produced approximately 162,000 short tons of specialty paper, mostly supercalendered grades, during 2003. In the second quarter of 2003, we permanently closed an older, high cost paper machine at this facility, which closure was previously announced in the fourth quarter of 2002. Prior to its closure, this machine produced approximately 34,000 short tons of specialty paper in 2003. Specialty grades manufactured on this machine were transferred primarily to the Calhoun Operations, thereby replacing 100,000 metric tons of newsprint capacity. The Donnacona operation also includes a TMP mill, a waste water treatment plant, a steam boiler and other support equipment.

The Dolbeau Operation, located in Quebec, consists of two specialty paper machines that produced approximately 241,000 short tons of specialty paper, mostly book paper and supercalendered grades, during 2003. The Dolbeau operation also includes a TMP mill, a wastewater treatment plant and other support equipment.

Bowater also operates coating facilities in Benton Harbor, Michigan and Covington, Tennessee (referred to as “Nuway”). These two sites operate coaters that converted approximately 91,500 short tons of uncoated basestock, produced by our paper mills, into approximately 101,000 short tons of coated paper during 2003. Nuway prices are based on coated groundwood paper prices, which remained near ten-year lows during 2003. Transaction prices for our Nuway product continued to be insufficient to cover costs. The effects of significant improvements in our productivity and quality were more than offset by higher base stock costs. Due to these factors, we are currently operating our Nuway facilities at about half their capacity. As market conditions improve, we expect to increase our production, eventually returning to a full production schedule. However, there is no assurance as to whether Nuway product pricing and costs will improve. The No. 1 line at Benton Harbor remained shut during 2003 mainly due to market conditions. We expect to restart the No. 1 line when market conditions improve.

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

Market Pulp

Bowater is the third largest producer of market pulp in North America and has a North American market share of approximately 10%. Market pulp is used in the manufacture of fine paper, tissue, packaging, specialty paper products, diapers and other absorbent products.

In 2003, the Catawba Operation produced 211,000 metric tons of softwood market pulp; the Calhoun Operation produced 158,000 metric tons of hardwood market pulp; the Thunder Bay Operation produced 221,000 metric tons of hardwood market pulp and 269,000 metric tons of softwood market pulp; and the Coosa Pines Operation produced 256,000 metric tons of fluff market pulp.

North American sales are made directly by Bowater, while export sales are made through international sales agents local to their markets. We distribute market pulp by truck, rail and ship.

Forest Products

In addition to pulp and paper, Bowater sells pulpwood, sawtimber, lumber and wood chips to a variety of customers located in the eastern United States and Canada. We also provide many of our manufacturing facilities with the wood needed for pulp, paper and lumber production and sell non-strategic timberlands.

At December 31, 2003, we owned approximately 0.3 million acres of timberlands in the southeastern United States and approximately 1.0 million acres in Canada. We also lease approximately 0.1 million acres in the southeastern United States. We also possess approximately 31.8 million acres of timber cutting rights on Crown-owned lands in Canada under long term licenses. These licenses are approximately 20-25 years in length and renew every 5 years, contingent upon Bowater’s continual compliance with environmental performance and reforestation requirements. In addition to timber management, we give considerable attention to enhancing other uses of our timberlands. In fact, more than 15% of the areas we manage are not scheduled for harvest, but rather designated to help achieve other forest management objectives.

Our customers and the general public continue to seek assurances from the forest products industry that the forest resource is managed in a sustainable manner. In accordance with our values, our environmental and forestry policies and the interests of our customers and other stakeholders, Bowater is committed to environmental management systems with the goal of sustainable forest management. We hold a 50% participation in a Quebec nursery, in order to replace trees harvested from our own and small private landowners’ timberlands. At a minimum, we typically assure the replacement of every tree harvested. In Canada, we also use harvest practices designed to promote natural regeneration of approximately 75% of the area we harvest with the remaining 25% replanted.

Bowater has achieved International Organization for Standardization (“ISO”) 14001 1996 standard on the majority of its Canadian woodlands. ISO 14001 is the most widely recognized standard for environmental management system. It is an effective approach to verifying environmental forest management practices through an independent third party audit. ISO 14001 also requires a commitment to continual improvement.

Furthermore, the majority of Bowater’s lands and wood purchasing operations in the United States are in compliance with standards of the American Forest and Paper Association’s Sustainable Forestry Initiative (“SFI”). Bowater has achieved SFI certification for its New Brunswick woodlands operations and its freehold forest land in Quebec as a way of progressively responding to customer preferences. The SFI program combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. To accomplish this, the SFI program uses a comprehensive system of principles, objectives and performance measures developed by foresters, conservationists and scientists.

Our timberland base supplies an important portion of the needs of our papermills and sawmills. In 2003, we consumed approximately 13.7 million short tons of wood for pulp, paper and lumber production. Of this amount, we harvested 1.1 million short tons of wood from our owned or leased properties, generated 3.5 million short tons from cutting rights on Crown land owned by the government in Canada, and purchased 9.1 million short tons, primarily under contract, from local wood producers, private landowners and sawmills (in the form of residual chips) at market prices. In addition, we harvested 1.1 million short tons of wood from our managed properties to sell to other sawmills and paper companies.

Bowater operates 13 sawmills and one wood treatment facility in the United States and Canada that produce construction grade lumber. In addition, these sawmills are a major source of chip supply for our pulp and paper mills.

➢	The Albertville and Westover Sawmills produced 102 million and 46 million board feet of lumber, respectively, in 2003. These mills produce southern yellow pine lumber that is sold in the southeastern and midwestern United States.

➢	The Oakhill Sawmill, which produced 111 million board feet of lumber in 2003, sells to customers in eastern Canada and the northeastern United States.

➢	The Thunder Bay Sawmill, which became operational in May 2003, produced 60 million board feet of lumber in 2003, and sells to customers in eastern Canada, Midwest and east central United States.

➢	The Maniwaki Sawmill, which produced 67 million board feet of lumber in 2003, sells mainly to customers in eastern Canada and eastern United States.

➢	The Baker Brook Sawmill, which produced 57 million board feet of lumber in 2003, sells to customers in eastern Canada and eastern United States.

➢	The Mistassini and Saint-Félicien sawmills, which produced 159 million and 150 million board feet of lumber in 2003, respectively, sells to customers in eastern Canada and eastern United States.

➢	Five other sawmills (Dégelis, Price, Lac-des-Aigles, Girardville, and Baie-Trinité) collectively produced 116 million board feet of lumber in 2003 and sell to customers in eastern Canada and eastern United States.

➢	The wood treating facility, located in Dégelis, Quebec, produced 21 million board feet of treated lumber (approximately 9 million supplied by Bowater locations) in 2003 and sells to customers in eastern Canada.

In 2000, Bowater purchased the Ignace Sawmill located in northern Ontario. The sawmill has been refurbished but was not operated in 2003 due to poor market conditions and a labor disruption. A new sawmill, located in Thunder Bay, Ontario was completed and became operational in May 2003. We distribute lumber by truck and rail.

Recycling Capability

Bowater has focused its efforts in recent years on meeting the demand for recycled fiber paper products. This effort not only allows publishers and other customers to meet recycled fiber standards, but also provides environmental benefits by reducing deposits to solid waste landfills.

Bowater has recycling plants at its Calhoun, Coosa Pines, Gatineau, Mokpo, Ponderay and Thunder Bay Operations. Taking a mixture of old newspapers and old magazines (“recovered paper”), these plants utilize advanced mechanical and chemical processes to manufacture high quality pulp. The resulting products, which include recycled fiber newsprint and uncoated specialty paper, are comparable in quality to paper produced with 100% virgin fiber pulp. With the December 2001 start-up of a new recycled fiber plant, Coosa Pines joined Mokpo in producing newsprint containing 100% recycled fiber. In 2003, we processed 1.4 million short tons of recovered paper.

Bowater purchases recovered paper from suppliers around the world, generally within the region of its recycling plants. These suppliers collect, sort and usually bale the material before selling it to us, primarily under long-term agreements. We are one of the largest purchasers of recovered paper in North America, averaging in excess of 1.0 million short tons purchased annually. One recovered paper supplier accounted for approximately 20% of our annual recovered paper purchases, while no other supplier individually accounted for more than 10% of our annual recovered paper purchases.

Competition

In general, our products are globally-traded commodities, and the markets in which we compete are highly competitive. Our operating results reflect the general cyclical pattern of the pulp and paper industry. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. Any material decline in prices for our products or other adverse developments in the markets for our products could have a material adverse effect on our financial results, financial condition and cash flow. Prices for our products have been and are likely to continue to be highly volatile.

Newsprint, one of Bowater’s principal products, is produced by numerous worldwide manufacturers. Aside from quality specifications to meet customer needs, the production of newsprint does not depend upon a proprietary process or formula. The five largest North American producers represent approximately 70% of the North American capacity for newsprint. The five largest global producers represent approximately 50% of global newsprint capacity. Our annual production capacity is approximately 7% of worldwide capacity. We face actual and potential competition from them and numerous smaller regional producers. Price, quality, close customer relationships and the ability to produce paper with recycled fiber are important competitive determinants.

Bowater competes with 11 coated groundwood paper producers with operations in North America. In addition, several major offshore suppliers of coated groundwood paper sell into the North American market. As a major supplier to printers in North America, we also compete with numerous worldwide suppliers of other grades of paper such as coated freesheet, supercalendered and uncoated groundwood paper. Price, quality and service are important competitive determinants, but a degree of proprietary knowledge is required in both the manufacture and use of this product, which requires close customer-supplier relationships.

Bowater competes with nine producers of supercalendered paper in North America. In addition, two other major offshore suppliers compete in the North American market.

Bowater competes with seven major market pulp companies in North America along with other smaller competitors. Like newsprint, market pulp is one of our principal products and is a globally-traded commodity for which competition exists in all major markets. Aside from quality specifications to meet customer needs, the production of market pulp does not depend on a proprietary process or formula. We produce five out of the six major grades of market pulp (northern and southern hardwood, northern and southern softwood and fluff) and compete with other producers from South America (eucalyptus hardwood pulp and radiata pine softwood pulp), Europe (northern hardwood and softwood pulps), and Asia (mixed tropical hardwood pulp). Price, quality and service are considered the main competitive determinants.

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

Trends in electronic data transmission and storage and the Internet could adversely affect traditional print media, including products of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper publishing customers in North America use and compete with businesses that use other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end uses for several of our products), television and the Internet. Our magazine and catalog publishing customers are also subject to effects of competing electronic media. Although we cannot predict the timing or extent of this trend, we believe that these trends have adversely affected classified advertising.

Part of Bowater’s competitive strategy is to be a lower-cost producer of our products while maintaining strict quality standards and responding to environmental concerns. Overall, we believe that we are cost-competitive; however, some of our competitors’ individual mills may be lower-cost producers of some of the products that we manufacture, including newsprint. Our six recycling facilities have enhanced our competitive position by enabling us to respond to customer demand for recycled fiber newsprint.

Raw Materials and Energy

The manufacture of pulp, paper and lumber requires significant amounts of wood, recycled fiber and energy. We obtain the wood we need for production from property we own or lease, or on which we possess cutting rights, or by purchase from local producers. We also use recovered paper as raw material when producing recycled fiber paper grades. See “Forest Products” and “Recycling Capability” on pages 5 and 6 of this Form 10-K for information regarding our procurement and use of raw materials. The availability of raw materials and energy may be disrupted by many factors outside our control. See “Raw material and energy prices are volatile, and shortages or price increases could adversely affect our operating results” on page 12.

Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources. All of Bowater’s mills produce all of their steam requirements with the exception of the Dolbeau and Mersey Operations, which purchase all of their steam from third-party suppliers. The Thunder Bay, Calhoun, Coosa Pines and Catawba Operations produce approximately one-fourth of their electrical requirements and the Dolbeau Operation purchases all of its electrical requirements from a public utility, about one fifth of which is produced by a third party that operates a cogeneration unit on the premises. The balance of our operations’ energy needs is purchased from third parties.

Employees

As of December 31, 2003, Bowater employed 8,200 people, of whom 5,700 were represented by bargaining units. All plant facilities are situated in areas where adequate labor pools exist. We consider relations with employees to be good. Labor agreements covering approximately 2,600 employees at five of our six Canadian paper mills expire on April 30, 2004. These employees are represented predominantly by the Communications, Energy and Paper Union (“CEP”). We understand that the CEP has selected Abitibi Consolidated Inc. as the “target” company for this year’s negotiations. Traditionally, negotiations with the target company have proceeded to a conclusion and that agreement has been the basis for other agreements in the region. We understand that the bargaining process began in December 2003 but we do not have sufficient information to predict the outcome.

The expiration dates of our pulp and paper mills and sawmills bargaining unit contracts are as follows:

Location	Month	Year

Pulp and Paper Mills:
Calhoun	November	2008
Catawba	April	2006
Coosa Pines	September	2007
Dalhousie, Dolbeau, Gatineau, Mersey and Thunder Bay	April	2004
Donnacona	April	2005
Mokpo	July	2004
Sawmills:
Albertville	April	2009
Baie-Trinité	May	2005
Baker Brook	December	2007
Dégelis	December	2007
Girardville	February	2005
Maniwaki	February	2005
Mistassini	April	2004
Saint-Félicien	May	2006
Westover	March	2005

In addition, our Price facility is in the process of negotiating a labor contract for the first time. We cannot predict the outcome of these or the CEP labor negotiations.

Trademarks

Bowater has rights and registrations of the mark “Bowater” and the Bowater logo in countries in its principal markets. We consider our interest in the logo and mark to be valuable and necessary to the conduct of our business.

Environmental Matters

Information regarding environmental matters is included on pages 12 and 13 of this Form 10-K.

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

Our pulp and paper mills mainly utilize process wastes or by-products to produce energy instead of sending the wastes to landfills. Bowater operates recycled (de-inked) fiber plants at six of our mills, diverting over 1.4 million short tons of recovered paper from municipal landfills annually. See “Recycling Capability” on page 6 of this Form 10-K.

Internet Availability of Information

We make our Form 10-K, our Form 10-Qs, our Form 8-Ks, and amendments to them, available through our internet website (http://www.bowater.com) as soon as reasonably practicable after we file or furnish such material to the SEC.

Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data

Statements that are not reported financial results or other historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-K, each of Bowater’s annual reports to shareholders, Forms 8-K, 10-Q and 10-K, proxy statements, prospectuses and any other written or oral statement made by or on behalf of Bowater after the filing of this Form 10-K may contain forward-looking statements including, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, liquidity, prices for our major products, inventory levels, capital spending and tax and exchange rates. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those set forth below and those described from time to time in Bowater’s other filings with the Securities and Exchange Commission. In addition, other risks could adversely affect us, as it is not possible for us to predict or assess all risks. We disclaim any obligation to publicly update or revise any forward-looking statements even if our situation changes in the future.

Information about industry or general economic conditions contained in this report are derived from third party sources (e.g. trade publications) that Bowater believes are widely accepted and accurate; however, Bowater has not independently verified this information and cannot provide assurances of its accuracy.

Risks Related to Our Business

Industry conditions may adversely affect our results of operations and financial condition

Our operating results reflect the cyclical pattern of the forest products industry. Most of our products are world-traded commodity products. Prices for our products have been volatile, and we, like other participants in the forest products industry, have limited influence over the timing and extent of price changes for our products. Instead, these price changes depend primarily on industry supply and customer demand. Industry supply depends primarily on available manufacturing capacity, and customer demand depends on a variety of factors, including the health of the economy in general and the strength of both print media advertising and new home construction. The United States and global economies and the markets for our products have weakened significantly over the past several years, and market conditions continue to be challenging. In 2003, year over year newsprint consumption by U.S. dailies was flat. The long-term demand for newsprint in the United States is not expected to grow appreciably and may actually decline. Although coated groundwood demand increased in North America by 5.4% in 2003 as compared to 2002, this was offset by an increase in imports and intense price competition in the coated freesheet market, putting negative pressure on the coated paper markets in which we participate.

In response to market conditions, we have permanently shut a machine at our Donnacona mill and curtailed newsprint production at our Thunder Bay and Calhoun mills and coated paper production at our Nuway operations. If weak market conditions continue or worsen, it may be necessary to curtail production or permanently shut down these or other facilities. This could negatively impact our cash flows as well as result in goodwill or asset write-downs at these facilities, which could materially affect our results of operations and financial condition.

Intense competition in the forest products industry could adversely affect our operating results and financial condition

The markets for our products are all highly competitive. Actions by competitors can affect our ability to sell our products and can affect the prices at which our products are sold. For example, during 2003, we announced two price increases of $50 per metric ton of newsprint in our North American markets. Due to market conditions and actions by our competitors, we were able to realize about half to two-thirds of these increases. In addition, our industry is capital intensive, which leads to high fixed costs. Some of our competitors may be lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected by historically low prices and volumes.

Developments in electronic data transmission and storage could adversely affect the demand for our products

Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use other forms of media and advertising and electronic data transmission and storage instead of newsprint, coated paper, uncoated specialty papers or other products made by us. Although we cannot predict the timing or extent of this trend, we believe these trends have adversely affected classified advertising.

Changes in laws and regulations could adversely affect our results of operations

We are subject to a variety of foreign, federal, state and local laws and regulations dealing with trade, employees, transportation, currency controls, taxes and the environment. Changes in, or more stringent enforcement of, these laws or regulations have required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. For example, changes in environmental laws and regulations have in the past and could in the future require us to spend substantial amounts to comply with restrictions on air emissions, wastewater discharge, waste management and landfill sites, including remediation costs. Environmental laws are becoming increasingly more stringent. Consequently, our compliance and remediation costs could increase materially. For example, in April 1998, the Environmental Protection Agency promulgated new air and water quality standards for the paper industry, known as the Cluster Rule, aimed at further reductions of pollutants. We have spent approximately $170 million to enable our Catawba, South Carolina facility to comply with the Cluster Rule. Another example is duties imposed on lumber shipments from Canada into the United States as discussed in the section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” entitled “Product Line Information,” subsection “Lumber” – “Year Ended 2003 compared to 2002” in this Form 10-K.

We may be subject to environmental liabilities

As an owner and operator of real estate and manufacturing and processing facilities, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability and damages to natural resources, resulting from past or present spills or releases of hazardous or toxic substances on or from our current or former properties (see “Legal Proceedings”). We may incur liability under these laws without regard to whether we knew of, were responsible for or owned the property at the time of any spill or release of hazardous or toxic substances on or from our property, or at properties where we arranged for the disposal of regulated materials. Claims may arise out of currently unknown environmental conditions or aggressive enforcement efforts by governmental or private parties.

Currency fluctuations may adversely affect our results of operations

Changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs.

We compete with North American, European and Asian producers in most of our product lines. Our products are sold and denominated in both U.S. dollars and selected foreign currencies. In addition to the impact of product supply and demand, changes in the relative strength or weakness of the U.S. dollar may also affect international trade flows of these products. A stronger U.S. dollar may attract imports from foreign producers, while a weaker U.S. dollar will encourage U.S. exports. A stronger dollar, increasing supply, can have a downward effect on pricing in the U.S., while a weaker dollar can have a positive impact on our prices in export markets. Variations in the exchange rates between the U.S. dollar and other currencies, particularly the Euro and the currencies of Canada, Sweden, Finland and certain Asian countries, significantly affect our competitive position compared to many of our competitors.

Nearly half of our manufacturing costs and a small portion of our financial assets and liabilities are denominated in Canadian dollars. Our sales are denominated in the currency of the country in which they occur, and only a small portion of our sales are denominated in Canadian dollars. Accordingly, we are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels, and the magnitude, direction and duration of changes in the exchange rate. For example, in some quarters Canadian dollar exchange rates may change less than one cent, while in others the change may be several cents or more. Increases in the value of the Canadian dollar versus the U.S. dollar can significantly increase our costs and thus reduce our earnings, which are reported in U.S. dollar terms.

Under the exchange rates, hedging levels and operating conditions that existed at December 31, 2003, for every one-cent increase in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for 2003 would have been reduced by approximately $5 million.

We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above.

Our substantial indebtedness could adversely affect our financial health

We have a significant amount of indebtedness. As of December 31, 2003, we had outstanding total debt of $2,506.3 million, a deficit of earnings to fixed charges of $288.3 million and shareholders’ equity of $1,612.7 million. Our substantial amount of debt could have important consequences. For example, it could:

➢	limit our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

➢	increase our vulnerability to adverse economic and industry conditions;

➢	require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes;

➢	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

➢	place us at a competitive disadvantage compared to our competitors that have less debt.

Our credit facilities contain various covenants including requirements to maintain adequate net worth and compliance with a specified ratio of total debt to total capital as defined in the credit facilities. In February 2004, effective beginning January 1, 2004, the company obtained an amendment, through April 1, 2005, to covenants contained in its U.S. and Canadian credit agreements where by the minimum net worth requirement (generally defined in the credit agreements as common shareholders’ equity plus any outstanding preferred stock plus minimum pension liability amounts) was reduced from $1.625 billion (in effect at December 31, 2003) to $1.525 billion and the total debt (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions) to total capital requirement (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts) was increased from 60% (in effect at December 31, 2003) to 61%. Also, if Bowater generates net income, the minimum net worth requirement increases by half of Bowater’s consolidated net income for each fiscal quarter (without giving effect to consolidated net losses). After April 1, 2005, the minimum consolidated net worth requirement increases to $1.62 billion, plus 50% of consolidated net income for each fiscal quarter since the first quarter of 2002 and the total debt to total capitalization ratio decreases to 60%. At December 31, 2003, our consolidated net worth was approximately $1.770 billion, and our ratio of total debt to total capital was 56.8%, calculated according to our credit facilities’ guidelines. The amendments are intended to ensure continued covenant compliance and will also increase Bowater’s short-term liquidity by increasing its borrowing base under the credit agreements. Our continued compliance is dependent on a number of factors, many of which are outside of our control. Should events occur that would result in noncompliance, we believe that a number of acceptable options would be available to us including, but not limited to, amending the credit facilities, obtaining a waiver or pursuing additional or alternative financing arrangements, but we cannot assure that these options would be available on attractive terms or at all.

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

Raw material and energy prices are volatile, and shortages or price increases could adversely affect our operating results

We buy energy and raw materials, including chemicals, wood, recovered paper and other raw materials, primarily on the open market. The prices for raw materials and energy are volatile and may change rapidly, directly affecting our results of operations. The availability of raw materials and energy may also be disrupted by many factors outside our control, adversely affecting our operations.

Our processes consume significant amounts of energy, which comprised approximately 13% of our 2003 operating costs. Typically, we internally generate approximately half of our own energy needs and purchase the remaining energy from third-party suppliers. Of the energy needs that we purchase, approximately three-fourths is spent on electrical purchases with the balance being primarily fossil fuels.

We are a major user of renewable natural resources such as water and wood fiber. Accordingly, significant changes in climate and agricultural diseases or infestation could affect our financial condition and results of operations. The volume and value of timber that can be harvested may be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, flooding, other weather conditions and other causes. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes. Our supply of wood fiber is also affected by factors that impact production levels within the lumber industry such as currency fluctuations, duties, harvesting restrictions and finished lumber prices. During 2003, we experienced shortages of third party sawmill wood chips to our Thunder Bay mill, resulting in a 9-day mill shut down, and the wood fiber costs of our southeastern mills increased due to difficult harvesting conditions caused by excess rainfall. See the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There can be no assurance that we will return to profitability

We incurred a net loss of $142.4 million for the 2002 fiscal year. In response to these results, we adopted a program that involved: (i) seeking ways to increase operating efficiencies and productivity to reduce costs; (ii) a workforce reduction; (iii) reducing non-essential capital spending; (iv) selling non-strategic assets; and (v) machine closures and conversions. We completed this program in December 2003. Even with our cost saving efforts, we still incurred a net loss of $205.0 million for the 2003 fiscal year. While we will continue to identify and implement cost and cash savings initiatives, these steps may not be sufficient to enable us to return to profitability.

Item 2. Properties

Information regarding Bowater’s owned properties and cutting rights is included in Item 1, “Business” of this Form 10-K.

In addition to the properties that we own, we also lease under long-term leases certain timberlands, office premises and office and transportation equipment and have cutting rights with respect to certain timberlands. Information regarding timberland leases, operating leases and cutting rights is included in Note 23 “Timberland Leases and Operating Leases” of the Consolidated Financial Statements in this Form 10-K.

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

These claims have been filed by claimants who sought monetary damages in civil actions pending in state courts in Georgia, Illinois, Missouri, Mississippi, New York, Tennessee and Texas. Approximately 850 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 178 claims remain. Insurers are defending these claims and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on Bowater’s business, financial position or results of operations.

c.	Bowater may be a “potentially responsible party” (“PRP”) with respect to four hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA” or “Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The EPA, based on the remoteness of the site, listed it as “No Further Action Status” in September 2002. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. The fourth site is a drum recycling plant in South Carolina. We were one of numerous parties that shipped empty drums. The U.S. EPA has remediated the site pursuant to Superfund at a cost of $6.2 million. Bowater has been designated by the EPA as a de minimis PRP, which means that we will be required to pay a small percentage (estimated at 1-2%) of the cleanup cost based on the number of drums involved. We believe we will not be liable for any significant amounts at any of these sites.

d.	On December 28, 2001, we filed a lawsuit against the Tennessee Valley Authority (TVA) alleging that TVA overcharged us for electricity it supplied to our Calhoun, Tennessee and Grenada, Mississippi facilities. We are seeking over $40 million in damages, and TVA has not filed any counterclaims. The case is still in the discovery stage in federal court in Knoxville, Tennessee, and is scheduled for trial in January 2005.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

Executive Officers of the Registrant as of March 1, 2004

Bowater’s executive officers, who are elected by the Board of Directors to serve one-year terms, are listed below. There are no family relationships among officers or directors and no arrangements or understandings between any officer and any other person under which the officer was selected.

Name	Age	Position	Held Since

Arnold M. Nemirow	60	Chairman, President and Chief Executive Officer	1994
E. Patrick Duffy	62	Senior Vice President and President – Coated and Specialty Papers Division	1995
Arthur D. Fuller	59	Executive Vice President and President – Newsprint Division	1995
Jerry R. Gilmore	55	Senior Vice President – Operations, Newsprint Division	1999
Richard K. Hamilton	55	Senior Vice President and President – Forest Products Division	1997
William G. Harvey	46	Vice President and Treasurer	1998
Steven G. Lanzl	55	Vice President – Information Technology	1996
Ronald T. Lindsay	53	Vice President – General Counsel and Secretary	2004
David G. Maffucci	53	Executive Vice President and Chief Financial Officer	1992
Pierre Monahan	57	Senior Vice President and President – Canadian Forest Products Division	2001
R. Donald Newman	57	Executive Vice President and Chief Operating Officer	1999
Michael F. Nocito	48	Vice President and Controller	1993
David J. Steuart	57	Senior Vice President and President – Pulp Division	1998
James T. Wright	57	Senior Vice President – Human Resources	1999

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

William G. Harvey became Vice President and Treasurer in 1998. Previously, he was employed by Avenor Inc., a pulp and paper company until its acquisition by Bowater, as Vice President and Treasurer from 1995 to 1998, Director of Finance from 1994 to 1995 and Manager of Finance during 1994. These were positions of increasing responsibility performing cash management, corporate finance, investor relations and various other treasury functions.

Steven G. Lanzl became Vice President – Information Technology in 1996. From 1992 to 1996, he was with E.I. du Pont de Nemours and Company, a science and technology company, where he was responsible for planning information system initiatives. Earlier, he was with DuPont Asia Pacific, Ltd. in Japan as Manager of Information Systems Planning.

Ronald T. Lindsay became Vice President - General Counsel and Secretary in January 2004. Previously, he was with Collins & Aikman Corporation, a multinational manufacturer of automotive interior components, where he was Senior Vice President – Law in 2003 and Senior Vice President, General Counsel and Secretary from 1999 through 2002.

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

Pierre Monahan became Senior Vice President and President – Canadian Forest Products Division in June 2002. From 2001 to 2002, he was Vice President and President – Canadian Forest Products Division. From 1994 to 2001, he was President and Chief Executive Officer of Alliance Forest Products Inc. until its acquisition by Bowater. He is a director of AXA Insurance Inc. and Groupe Laperriere et Verreault.

R. Donald Newman became Executive Vice President and Chief Operating Officer in June 2002. From 2001 to 2002, he was Vice President of Strategic Planning. From 1998 to 2001, he was Vice President – Canadian Newsprint Operations of the Newsprint Division. Previously, he was Vice President – Operations and Resident Manager of the Calhoun Operations from 1995 to 1998 and Vice President and Operations Manager of the Calhoun Operations from 1994 to 1995.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholders Matters

(a)	Bowater’s common stock, $1 par value (“Common Stock”), is listed on the New York Stock Exchange, Inc. (stock symbol BOW), the Pacific Exchange, Inc. and The London Stock Exchange. Bowater Canada, Inc., a subsidiary of Bowater, has a special class of Exchangeable Shares (“Exchangeable Shares”) outstanding and listed on the Toronto Stock Exchange (stock symbol BWX), which is exchangeable into Bowater Common Stock on a one-for-one basis. Price information with respect to Bowater’s Common Stock is set forth below:

Price ranges of Bowater’s Common Stock during 2003 and 2002 as reported on the New York Stock Exchange were:

	2003		2002

	High	Low	High	Low

First quarter	$44.30	$34.23	$53.90	$44.46
Second quarter	$42.30	$36.30	$55.80	$45.75
Third quarter	$45.60	$36.52	$54.50	$34.94
Fourth quarter	$47.25	$39.10	$43.38	$31.00

(b)	As of March 1, 2004, there were 4,941 holders of record of Bowater’s Common Stock and 361 holders of record of Exchangeable Shares.

(c)	Bowater has paid consecutive quarterly dividends of $0.20 per share of Common Stock during 2003 and 2002. Future dividends on our Common Stock are at the discretion of the Board of Directors, and the payment of any dividends will depend upon, among other things, our earnings, capital requirements and financial condition. In addition, our ability to pay dividends on our Common Stock depends on our maintaining adequate net worth and compliance with the required ratio of total debt to total capital as defined in and required by our current credit facilities. In February 2004, effective beginning January 1, 2004, the company obtained an amendment, through April 1, 2005, to covenants contained in its U.S. and Canadian credit agreements where by the minimum net worth requirement (generally defined in the credit agreements as common shareholders’ equity plus any outstanding preferred stock plus minimum pension liability amounts) was reduced from $1.625 billion (in effect at December 31, 2003) to $1.525 billion and the total debt (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions) to total capital requirement (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts) was increased from 60% (in effect at December 31, 2003) to 61%. Also, if Bowater generates net income, the minimum net worth requirement increases by half of Bowater’s consolidated net income for each fiscal quarter (without giving effect to consolidated net losses). After April 1, 2005, the minimum consolidated net worth requirement increases to $1.62 billion, plus 50% of consolidated net income for each fiscal quarter since the first quarter of 2002 and the total debt to total capitalization ratio decreases to 60%. At December 31, 2003, our consolidated net worth was approximately $1.770 billion, and our ratio of total debt to total capital was 56.8%, calculated according to our credit facilities’ guidelines. The reconciliation of the ratio of total debt to total capital as defined in and required by our current credit facilities to the ratio of total debt to total capital as defined under Generally Accepted Accounting Principles (“GAAP”) is presented in the section “Short-Term Funding and Contractual/Commercial Commitments” on page 36 of this Form 10-K.

(d)	Information regarding securities authorized for issuance under Bowater’s equity compensation plans is incorporated by reference to item 12 on page 86 in this Form 10-K.

Item 6. Selected Financial Data

     The following table summarizes our selected historical consolidated financial information for each of the last five years. The selected financial information under the captions “Income Statement Data” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements. This table should be read in conjunction with other financial information of Bowater, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, included elsewhere herein. The data set forth below may not be indicative of Bowater’s future financial condition or results of operations (see Item 1 “Business-Risk Factors Related to our Business”).

(In millions, except per-share amounts)	2003	2002	2001(1)	2000(1)	1999(1)

Income Statement Data
Sales	$2,721.1	$2,581.1	$2,454.3	$2,500.3	$2,311.7
Operating income (loss)(2)	(100.9)	(95.7)	313.4	363.3	244.0
Net income (loss)	(205.0)	(142.4)	70.5	159.4	78.7
Diluted earnings (loss) per common share	(3.60)	(2.50)	1.32	3.02	1.41
Dividends declared per common share(3)	0.80	0.80	0.80	0.80	0.80

Product Sales Information
Newsprint(4)	$1,236.1	$1,199.2	$1,438.7	$1,421.5	$1,282.2
Coated and specialty papers	726.4	613.1	479.6	428.4	363.9
Directory paper	—	—	—	—	89.4
Market pulp	489.9	498.7	403.9	546.3	434.2
Lumber and other wood products	268.7	270.1	132.1	104.1	142.0

	$2,721.1	$2,581.1	$2,454.3	$2,500.3	$2,311.7

Financial Position
Timber and timberlands	$184.1	$212.0	$243.3	$265.2	$283.2
Fixed assets, net	3,557.3	3,645.6	3,802.8	2,981.1	2,581.3
Total assets	5,615.8	5,599.5	5,761.0	5,004.1	4,552.2
Long-term debt, including current installments	2,305.8	2,121.7	1,901.0	1,446.1	1,490.1
Total debt	2,506.3	2,370.7	2,242.7	1,931.1	1,505.1

Additional Information
Return on average common equity	(12.2)%	(7.5)%	3.7%	8.9%	4.5%
Effective tax rate	24.9%	40.1%	40.7%	29.4%	45.9%
Cash flow from operations	$20.3	$41.2	$372.8	$416.6	$147.0
Cash invested in fixed assets, timber and timberlands	$216.3	$238.7	$246.8	$283.2	$198.5
Book value per common share	$28.29	$30.84	$35.65	$34.84	$33.10
Common Stock price range
Low	$34.23	$31.00	$40.30	$41.88	$36.94
High	$47.25	$55.80	$58.75	$59.56	$60.56
Shareholders of record(5)	5,300	5,500	5,900	4,900	5,200
Employees	8,200	8,600	9,400	6,400	6,400

(1)	In 2001, we acquired Alliance Forest Products Inc. In 2000, we acquired Newsprint South, Inc. In 1999, we sold Great Northern Paper, Inc.

(2)	Operating income (loss) includes pretax net gain on sale of assets of $124.0 million, $85.7 million, $163.3 million, $7.3 million and $225.4 million for the years 2003, 2002, 2001, 2000 and 1999, respectively. Operating income (loss) for 2002 and 1999 also includes a pretax impairment charge of $28.5 million and $92.0 million, respectively.

(3)	Dividends are declared quarterly.

(4)	Newsprint sales do not include shipments from Ponderay Newsprint Company, an unconsolidated entity.

(5)	This includes holders of Bowater Common Stock and Exchangeable Shares issued by Bowater Canada Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition for the three years ended December 31, 2003. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Bowater’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data” and “Risks Related to Our Business” in Item 1 of this Form 10-K and from time to time, in Bowater’s other filings with the Securities and Exchange Commission.

Year In Review

Business Fundamentals

Annually, Bowater manufactures approximately four million metric tons of a broad range of groundwood based printing papers – newsprint, coated groundwood and groundwood specialty papers. These products are sold to leading publishers, commercial printers, advertisers, and consumer product companies. In addition to providing for our own internal pulp requirements used in the paper making process, we annually sell approximately 1.2 million metric tons of excess pulp to non-integrated paper, tissue and toweling manufacturers who do not have a sufficient supply of pulp for their own needs. We operate sawmills that produce about one billion board feet of lumber annually and provide a source of residual chips used for pulp and paper manufacture. Our lumber is sold to a diversified group of customers, namely large retailers, buying groups, distributors, wholesalers, treaters and industrial accounts.

To produce our pulp and paper products we operate 12 pulp and paper mills, ten of which are located in the eastern half of North America. We also are the managing partner for a newsprint mill in Washington state and own a newsprint mill in South Korea that gives us access to growing Asian markets.

Our North American manufacturing facilities are located near key domestic markets or have access to export markets and are supported by approximately 33 million acres of timberland – about 1.4 million acres are owned or leased and the balance is available to us under long-term cutting rights on Crown-owned land in Canada.

Our products are, in large part, commodities with global markets. Our business is influenced by general economic conditions that impact our customers as well as changes within our industry that affect demand, supply, pricing, shipments or the cost of production.

The manufacturing facilities we operate are asset and capital intensive and require significant amounts of cash to build and maintain. Our ability to generate cash flow is primarily dependent on our ability to generate revenues, the level of costs to manufacture (some of which are beyond our control) and the amount of cash that must be reinvested in the business to assure viability or improve performance.

A large portion of our manufacturing facilities and some of our competitors are located outside the U.S., our primary market. Therefore, fluctuations in currency rates can have a significant impact on our revenues, cost competitiveness and cash flows. In particular, our results can be materially influenced by the movement of the Canadian dollar. A stronger Canadian dollar will typically weaken our results and conversely a weaker Canadian dollar will tend to strengthen our earnings. We can also be subject to government imposed trade restrictions that can limit shipments or increase costs.

The strength of the economies in our markets influences the level and extent of print media publishing and advertising, which in turn will affect the demand for our pulp and paper products. A decline in demand due to lower levels of publishing and advertising may not only reduce how much product we ship but is also likely to have a negative effect on the prices we might obtain for our products. Non-integrated paper producers who buy our pulp are also likely to be similarly affected.

Changes in the level of supply caused by capacity additions or contractions will also influence the balance between the demand and supply for our products and have a direct impact on pricing and shipment levels.

Significant cost components of our products are wood, recycled fiber (old newspapers and magazines), energy, commodity and specialty chemicals, and labor and benefit costs. Also, and as noted above, a major influence on our costs is the Canadian dollar exchange rates with the U.S. dollar.

2003 Financial Performance

2003 was a very difficult operating year for Bowater. Our net loss for the year was $205.0 million, $62.6 million greater than our loss in 2002. Our cash flow from operating activities was insufficient to fund capital spending and dividends. As a result, it was necessary for us to borrow additional funds, and our debt rose over $135 million to approximately $2.5 billion, elevating our total debt to capitalization ratio to approximately 57%, calculated in accordance with our credit facilities.

But 2003 was also a year of accomplishments. We converted a newsprint machine to historically higher margin coated groundwood paper at our Catawba mill and permanently shut a high cost machine at our Donnacona operation. These moves resulted in a permanent reduction of our newsprint capacity by approximately 340,000 metric tons. At Catawba we also started up a new pulp line, which in combination with the coated paper conversion now makes Catawba one of the lowest cost pulp and paper facilities in North America according to independent studies. We also successfully completed a cost reduction program, exceeding our $75 million annualized target by 20%.

Although 2003 was disappointing financially, we believe the accomplishments made should enhance our financial performance as the markets for our products improve.

In the 2003 economic environment, publishing and print advertising markets remained depressed with some exceptional pockets of strength. Newsprint consumption by publishers and commercial printers remained unchanged from 2002’s depressed levels. We took steps to match our production to orders and as a result incurred permanent machine closure or downtime costs in a difficult financial environment. The demand for coated groundwood papers grew 5.4% compared to 2002, but additional North American supply and, to a lesser extent, increased imports kept 2003 prices at 2002 levels. Market pulp demand was somewhat volatile in 2003, primarily due to surges or declines in spot markets, but year over year prices did improve slightly.

Despite our cost reduction program, our operating costs were significantly higher in 2003 in the areas of wood, recycled fiber and energy costs. The rise in the Canadian dollar relative to the U.S. dollar put increased pressures on our costs. “Consolidated Results of Operations” on page 23 provides a discussion on what particular items influenced manufacturing cost changes in 2003.

In 2003 we spent approximately $216 million on capital projects. A large part of this was the completion of the two major projects at our Catawba operation. We believe that our manufacturing facilities are cost competitive and do not expect to initiate any major projects in the near future. As such, we anticipate holding capital spending between $100-$150 million per year for the next two years, directing any excess cash flow to reduce debt.

Outlook

Our challenges and risks are not insignificant. The markets for our products remain weak with prices at the lower end of cyclical trends. At the same time, we expect the Canadian dollar’s strength to continue to put pressures on costs. Recent supply reductions in some of our markets may be insufficient to balance supply and demand if demand does not recover to more historic levels.

Our opportunities can be meaningful. We were able to realize higher prices on our newsprint, coated, and specialty paper products in 2003 despite a lack of demand recovery. We believe that the level of demand and pricing for our products will increase as the U.S. economy recovers, that our operations are positioned to deliver quality products at competitive costs, and that capital investment in the business will be held to low but acceptable levels. We therefore believe we should be able to generate significant cash flows to reduce debt to more desirable levels and enhance our financial flexibility. However, a delayed recovery in our business may affect our ability to generate sufficient cash flows to meet operating costs, capital expenditures or dividends, requiring us to seek additional external sources of capital.

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

Our judgments are based on our assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in our Consolidated Financial Statements. Our projections of future results of operations and cash flows are provided to an independent valuation firm to assist us with the determination of fair value for selected assets. It is important that the reader of our financial statements understand that actual results could differ materially from these estimates, assumptions, projections and judgments.

A summary of our significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements. Based upon a review of our significant accounting policies, we believe the critical accounting policies that follow contain the most significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Pension and Other Nonpension Postretirement Benefits

Bowater has contributory and noncontributory pension plans that cover substantially all employees. Our cash contributions to the plans have been sufficient to provide pension benefits to participants and meet the funding requirements of ERISA and applicable Pension Benefits Acts in Canada. We also sponsor defined benefit health care and life insurance plans for retirees at certain locations. Net periodic costs are recognized as employees render the services necessary to earn postretirement benefits.

Bowater engages an independent actuarial firm to perform an actuarial valuation of the fair values of our postretirement plans’ assets and benefit obligations. We provide the actuarial firm with assumptions that have a significant effect on the fair value of the assets and obligations such as the:

➢	weighted average discount rate – used to arrive at the net present value of the pension and postretirement obligations;

➢	return on assets – used to estimate the growth in invested asset value available to satisfy pension obligations;

➢	rate of compensation increases – used to calculate the impact future pay increases will have on pension obligations; and

➢	health care cost inflation – used to calculate the impact future health care costs will have on postretirement obligations.

These assumptions are updated annually on our measurement date, September 30, and are disclosed in Note 15 “Pension and Other Nonpension Postretirement Benefits” to our Consolidated Financial Statements. We understand that these assumptions directly impact the actuarial valuation of the assets and obligations recorded on our balance sheet and the income or expense that is recorded in our Consolidated Statement of Operations. We base our assumptions on either historical or market data we consider reasonable in the circumstances. The following weighted average assumptions were used in our actuarial valuation to determine the projected benefit obligation at the measurement date and the net periodic benefit cost for the year:

	Pension Plans		Other Postretirement Plans
	2003	2002	2003	2002
Projected benefit obligation:
Discount rate	6.0%	6.5%	6.0%	6.5%
Rate of compensation increase	3.9%	3.9%	3.9%	3.9%
Net periodic benefit cost:
Discount rate	6.5%	6.9%	6.5%	6.9%
Expected return on assets	8.0%	8.8%	—	—
Rate of compensation increase	3.9%	3.9%	3.9%	3.9%

Variations in these assumptions could have a significant effect on the net periodic benefit cost reported in our 2003 Consolidated Statement of Operations. For example, a 25 basis point change in these assumptions would increase (decrease) 2003 pension and postretirement expense as follows (in millions):

	25 Basis Point	25 Basis Point
Assumption	Increase	Decrease
Weighted average discount rate	$(3.0)	$3.5
Return on assets	(3.3)	3.3
Rate of compensation increases	1.4	(1.7)
Health care cost inflation	0.9	(0.8)

Although the stock market increased the value of our pension plan assets as of our measurement date, lower interest rates increased our overall pension liabilities. The net result caused pension liabilities to exceed the market value of plan assets and resulted in a required additional minimum pension liability and a reduction to shareholders’ equity in the fourth quarter 2003 of $12.1 million. Additionally, based upon the revised actuarial assumptions at September 30, 2003, pension expense and cash contributions are expected to increase approximately $7.8 million and $4.7 million, respectively, in 2004. Our other nonpension postretirement expense is expected to increase approximately $4.4 million in 2004, primarily as a result of health care cost increases.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our postretirement benefits include prescription drug benefits for Medicare-eligible retirees. The Financial Accounting Standards Board (FASB) is currently discussing implementation and accounting issues relating to the Act; however, through the issuance of Staff Position FAS 106-a1, the FASB will allow either immediate recognition or deferred recognition of the effects of the Act. Due to the various decisions that will need to be made regarding plan options and the fact that the FASB is still discussing the underlying accounting issues, we have elected to defer recognition and will recognize the effect of the Act at the earlier of: 1) when the underlying accounting issues are resolved by FASB; or 2) when plan costs have to be re-measured (e.g. for a plan amendment). While not yet measurable, we believe the Act will likely result in postretirement benefit liabilities that are lower than they would be without the effects of the Act.

Long-Lived Assets:

Bowater’s long-lived assets include the net depreciated value of fixed assets and goodwill.

Fixed Assets

•	For fixed assets acquired in an acquisition, we engage an independent valuation firm to perform a valuation of the fixed assets acquired and to assist in the determination of the remaining useful lives. We and the independent valuation firm believe the assumptions and the assigned useful lives are reasonable under the circumstances. However, different valuation assumptions and assigned lives could have a significant impact on the amounts reported through our Consolidated Statement of Operations. During the year ended December 31, 2003, no assets were acquired in an acquisition.

•	For the impairment or disposal of long-lived assets, we follow the guidance as prescribed in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets and intangible assets subject to amortization would be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of.

Tests for recoverability of a long-lived asset to be held and used is measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows we use future projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. These assumptions include, among other estimates, periods of operation, projections of future product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation and projected capital spending. The assumptions used in our valuation models are both numerous and interrelated. The continuing degree of interrelationship of these assumptions is, in and of itself significant. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value.

Nuway Operations – Our product prices are based on coated groundwood paper prices, which remained near ten-year lows. During 2003, product prices continued to be insufficient to cover costs. The effects of significant improvements in our productivity and quality in 2003 were more than offset by higher base stock costs. Due to these factors, we operated our Nuway facilities at about half their capacity in 2003. We expect to operate our Nuway facilities at this lowered capacity in 2004 or until market conditions improve. However, there is no assurance as to whether Nuway product pricing and costs will improve.

As a result of these factors, we performed a test for recoverability on our Nuway assets. The current carrying amounts of these assets is $97.1 million. We determined the estimated future undiscounted cash flows expected to be generated by the Nuway assets consistent with the tests of recoverability discussed above and with the assistance of an independent third party valuation firm. The results of the test for recoverability indicated that the estimated future undiscounted cash flows exceeded the carrying amount of the long-lived asset and therefore, no impairment exists. The estimated undiscounted cash flows exceeded the carrying amount by at least 10%.

Future changes in assumptions or the interrelationship of the assumptions may negatively impact future valuations. In future tests for recoverability, adverse changes in undiscounted cash flow assumptions could result in an impairment of our Nuway assets that would require a non-cash charge to the statement of operations and may have a material effect on our financial condition and operating results. Because of the number of individual assumptions and complexity of the relationships of these assumptions, we do not believe additional sensitivity analysis provides meaningful information.

Goodwill

As of December 31, 2003, we had unamortized goodwill in the amount of $828.2 million. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires goodwill to be tested for impairment at least on an annual basis.

Our goodwill is tested for impairment in the fourth quarter of each year. The impairment test involves a comparison of the fair value of each of our reporting units as defined under SFAS No. 142, with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, then goodwill of the reporting unit is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the assets of the reporting unit being measured exceeds their fair value. Fair value is determined with the assistance of an independent third party. In making our determination of fair value, we rely primarily on the discounted cash flow method. This method uses future projections of cash flows from each of the reporting units and includes, among other estimates, periods of operation, projections of future product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation, capital spending and an assumption of our weighted average cost of capital. The assumptions used in our valuation models are both numerous and interrelated. The continuing degree of interrelationship of these assumptions is, in and of itself significant. Bowater completed its annual goodwill impairment test in the fourth quarter of 2003, which did not indicate impairment. The excess of the fair values of each of the reporting units exceeded their carrying value amounts by at least 10%.

Future changes in assumptions or the interrelationship of the assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill that would require a non-cash charge to the consolidated statement of operations and may have a material effect on our financial condition and operating results. Because of the number of individual assumptions and complexity of the relationships of these assumptions, we do not believe additional sensitivity analysis provides meaningful information.

Derivatives

The majority of our revenues are generated and received in United States dollars. A significant portion of our manufacturing facilities are in Canada, and accordingly, we pay our operating expenses in Canadian dollars at these Canadian mill sites. To reduce our exposure to Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. We estimate our forecasted Canadian dollar outflows on a rolling 24-month basis and hedge up to 80% in the first twelve months and up to 70% in the following twelve months. This minimizes over-hedging our exposure and eliminates currency speculation. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives used are highly effective in offsetting changes in cash flows of hedged items. We believe that these Canadian dollar forward contracts qualify as a cash flow hedge in accordance with SFAS No. 133 and we have, therefore, deferred $172.4 million of unrealized gains recorded in accumulated other comprehensive income at December 31, 2003. Had these Canadian dollar forward contracts not qualified for cash flow hedging, these gains would have been reported through our Consolidated Statement of Operations.

Taxes

In the normal course of business, we are subject to audits from the Federal, state, Canadian provincial and other tax authorities regarding various tax liabilities. The Canadian taxing authorities are auditing years 1999 through 2001 for our Canadian entities. The Internal Revenue Service (IRS) has closed audits of our U.S. federal income tax returns through fiscal year 1997. There were no material adjustments to the company’s tax liabilities arising from the closed IRS audits. The IRS chose not to audit our calendar years 1998 and 1999 tax returns; however, the IRS may adjust our reported tax liabilities for these years to the extent of refunds generated by operating loss carry backs from subsequent tax years. In 2003, the IRS began auditing our federal income tax returns for years 2000 through 2002.

These audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that taxes accrued on the Consolidated Balance Sheet fairly represent the amount of future tax liability due.

Bowater utilizes certain income tax planning strategies to reduce its overall cost of income taxes. Upon audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. We have provided for our estimated exposure attributable to income tax planning strategies. We believe that the provision for liabilities resulting from the implementation of income tax planning strategies is appropriate. To date, we have not experienced an examination by governmental revenue authorities that would lead management to believe that our past provisions for exposures related to income tax planning strategies are not appropriate.

Deferred income taxes represent a substantial liability on our consolidated balance sheet. Deferred income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. We evaluate our tax assets and liabilities on a periodic basis and adjust these balances as appropriate. We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. For the year ended December 31, 2003, we made no material changes in our assumptions regarding the determination of deferred income taxes. However, should these tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported through our Consolidated Statement of Operations.

The carrying value of our deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to reduce the value of the deferred tax assets resulting in additional income tax expense. We believe that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized, based on forecasted income. However, there can be no assurance that we will meet our forecasts of future income. We evaluate the deferred tax assets on a periodic basis and assess the need for additional valuation allowances.

Additionally, at December 31, 2003, Bowater had unremitted earnings of subsidiaries outside the United States totaling $269.7 million, which we have deemed as being permanently invested. No deferred tax liability has been recognized with regard to these earnings. If our policy were to change in the future and these earnings were remitted to the United States, these amounts could significantly increase the income tax liability reported through our Consolidated Statement of Operations.

BUSINESS AND FINANCIAL REVIEW

Consolidated Results of Operations:

	Year Ended December 31,			Change
(In millions, except per share amounts)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Sales	$2,721.1	$2,581.1	$2,454.3	$140.0	$126.8
Operating income (loss)	(100.9)	(95.7)	313.4	(5.2)	(409.1)
Net income (loss)	(205.0)	(142.4)	70.5	(62.6)	(212.9)
Earnings (loss) per diluted share	(3.60)	(2.50)	1.32	(1.10)	(3.82)

Significant items that improved (lowered) operating income (loss):
Gain on sale of assets				$38.3	$(77.6)
Impairment of assets				28.5	(28.5)
Product pricing				128.1	(368.5)
Distribution costs				(27.9)	(8.4)
Shipments				12.8	(9.4)
Manufacturing costs				(154.1)	117.0
Employee termination costs				(21.4)	(13.1)
Selling and administrative expenses				(9.5)	(20.6)

				$(5.2)	$(409.1)

The results of operations for the year ended December 31, 2001, include the impact of the acquisition of Alliance since September 24, 2001, the date the acquisition closed.

Year ended 2003 compared to 2002

Sales increased in 2003 compared to 2002 primarily from product price increases as further discussed in the “Product Line Information” section.

Operating loss for 2003 increased when compared to 2002. The above table analyzes the major items that caused the increase in operating loss. A brief explanation of these major items follows.

Gain on sale of assets, primarily for the sale of timberlands, is discussed on page 33 of this Form 10-K.

Impairment of assets is discussed on page 24 of this Form 10-K.

Product pricing for all of our major product groups increased during the year but only marginally for coated and specialty papers and lumber. Please refer to the discussion of “Product Line Information” beginning on page 25 for a more detailed analysis of pricing and shipments.

Distribution costs increased in 2003 as a result of Canadian lumber duties being imposed beginning in May 2002, and from increased coated and specialty paper shipments from our Catawba mill.

Shipments were higher in 2003 in Coated and Specialty Papers due to the conversion of a newsprint machine to coated groundwood papers at our Catawba mill. Newsprint shipments were lower in 2003 due to the conversion of the Catawba machine and the closure of another paper machine in Donnacona. Pulp shipments were lower in part due to down time at our Thunder Bay mill and the start-up of a new pulp line at Catawba. Lumber shipments were basically unchanged from 2002 levels. Please refer to the discussion of “Product Line Information” beginning on page 25 for a more detailed analysis of pricing and shipments.

Manufacturing costs were significantly higher in 2003 primarily as a result of the following:

➢	Wood costs – We use both harvested timber and residual sawmill chips to make our pulp and paper products. The combination of high lumber duties affecting Canadian sawmills and the strengthening of the Canadian dollar caused some third party sawmills to shut. This created a temporary wood shortage that was subsequently addressed with higher cost whole tree chipping. In the Southeast U.S., unusually wet weather reduced harvest levels in the first half of 2003 causing prices for purchased timber to rise and the wood to be purchased further away from our mills.

➢	Recycled fiber – We also recycle and use old newspapers and magazines in our groundwood paper grades. The cost of recycled fiber increased primarily due to the re-start of an idled recycle facility at our Calhoun mill.

➢	Energy costs – The severe cold weather in the early part of 2003 caused an increase in energy prices and consumption.

➢	Canadian dollar – During 2003 the Canadian dollar rose dramatically (21%) in relation to the U.S. dollar. Since about 40% of our manufacturing capacity is in Canada, our costs stated in U.S. dollars rose approximately $136.0 million. Our currency hedging program allowed us to offset approximately $52.4 million of this increase.

Employee termination costs were higher as we completed our cost reduction program that resulted in the elimination of about 600 jobs over the last two years.

Selling and administrative expenses were higher because increases in the price of our stock in 2003 increased our compensation expense from employee equity participation rights, whereas price decreases of our stock in 2002 resulted in recognition of credits in 2002.

Net loss in 2003 includes an after tax charge of $4.5 million, or $0.08 per diluted share, for cumulative effect adjustments from the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” and the partial adoption of FIN 46, “Consolidation of Variable Interest Entities”.

Year ended 2002 compared to 2001

Despite significant decreases in product pricing, sales increased in 2002 compared to 2001 primarily as a result of the impact of the Alliance acquisition in September 2001. Product pricing for newsprint, coated and specialty papers, and market pulp decreased significantly in 2002. Product price changes are further discussed in the “Product Line Information” section.

Our operating loss for 2002 increased when compared to 2001. The table on the preceding page analyzes the major items that caused the increase in operating loss. A brief explanation of these major items follows:

Gain on sale of assets, primarily for the sale of timberlands, is discussed on page 33 of this Form 10-K.

Impairment of assets of $28.5 million is primarily related to the permanent closure of a paper machine at our Donnacona mill.

Shipments were lower in 2002 primarily relating to newsprint. Please refer to the discussion of “Product Line Information” beginning on page 25 for a more detailed analysis of pricing and shipments.

Manufacturing costs were lower in 2002 due to lower maintenance and market-related downtime, lower costs for wood, fiber, chemicals and fuel, and the absence of goodwill amortization in 2002 ($23.9 million of goodwill amortized in 2001).

Employee termination costs for 2002 were higher as a result of a significant charge resulting from our cost reduction initiative announced in the fourth quarter of 2002.

Selling and administrative expenses were higher in 2002 primarily due to lower stock compensation credits during the year ($3.4 million in 2002 versus $12.0 million in 2001), increases in pension and other nonpension postretirement benefit costs, and the full year impact of the Alliance acquisition.

FOURTH QUARTER OF 2003

Net loss in the fourth quarter of 2003 was $50.9 million, or $0.89 per diluted share on sales of $735.6 million. This compares to a net loss in the fourth quarter of 2002 of $66.6 million, or $1.17 per diluted share on sales of $666.3 million.

Operating loss for the fourth quarter of 2003 was $24.3 million compared to an operating loss of $70.4 million for the fourth quarter of 2002. The improvement in operating loss is primarily the result of higher transaction prices for all our product lines ($57.1 million) and increased shipments in coated and specialties. These improvements were offset by higher operating costs related to higher wood, fiber and repair costs, and the strengthening of the Canadian dollar versus the U.S. dollar. Also, during the fourth quarter of 2002 operating loss included an asset impairment charge of $28.5 million, primarily related to the permanent closure of a paper machine at our Donnacona mill.

Interest expense increased $6.4 million, from $40.2 million in the fourth quarter of 2002 to $46.6 million in the fourth quarter of 2003, primarily from higher average debt balances, higher interest rates in connection with the $400 million notes issuance and less capitalized interest.

The effective tax rate for the fourth quarter of 2003 (25.5%) was lower than the fourth quarter of 2002 (37.0%) primarily impacted by certain losses from changes in foreign currency exchange rates for which the company received no tax benefit in 2003.

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

Newsprint

	2003	2002	2001
Sales (in millions)	$1,236.1	$1,199.2	$1,438.7
Average prices (per metric ton)	$481	$454	$565
Shipments (thousands of metric tons)	2,570.2	2,643.8	2,545.4
Downtime (thousands of metric tons)	204.8	395.0	342.5
Inventory at end of year (thousands of metric tons)	75.1	72.6	45.1

Year ended 2003 compared to 2002

Our average newsprint transaction price was 5.9% higher in 2003 compared to 2002. The increase reflects the partial realization of announced price increases in 2003 for domestic newsprint and in the international market. Newsprint shipments decreased by 2.8% compared to 2002. This reduction was primarily due to the permanent removal of 240,000 metric tons of annual newsprint production capacity related to the conversion of a newsprint machine at Catawba to coated paper. The decrease in production was partially offset by less downtime and other shifts in production. Our #1 newsprint machine at Calhoun started back up in January of 2003 after being down since January of 2002. This startup was in conjunction with the shutdown of a specialty paper machine at Donnacona and a transfer of those specialty orders to Calhoun (also removing 100,000 metric tons of annual newsprint capacity). Our #3 newsprint machine at Calhoun started back up in July of 2003 after being down since January of 2002, as we idled a paper machine at our Thunder Bay mill (since late June 2003) due to a rise in operating costs caused by a stronger Canadian dollar. We expect this market downtime to continue until market conditions improve. We plan to take 41,000 metric tons of market and maintenance downtime in the first quarter of 2004 and we will continue to match our production to our orders.

We have also announced a $50 per metric ton price increase for the domestic market effective February 1, 2004; however, market conditions will determine whether we fully realize the increase.

Newsprint Third Party Data: Total United States newsprint demand and consumption declined 1.3% and 0.8%, respectively, in 2003 compared to 2002. However, 565,000 metric tons were permanently removed from North American capacity, which improved the overall market balance. North American net exports of newsprint declined approximately 1.3% from 2002 levels. Newspaper advertising linage improved 0.7% in 2003 compared to 2002. North American mill inventories increased in 2003, while customer inventories decreased slightly from 2002 levels. Total inventories (North American mills and users) ended 2003 at 1.4 million metric tons, approximately 18% below historical levels.

Year ended 2002 compared to 2001

Shipments increased 4% compared to 2001, primarily due to the acquisition of Alliance. During 2002, we took approximately 395,000 metric tons of downtime, of which 50,000 metric tons related to maintenance and 48,000 metric tons related to a strike at our Mokpo, South Korea, mill. The remainder was taken to balance production to orders. The Mokpo mill halted production effective May 27, 2002, and resumed production on July 29, 2002, following settlement of the strike. Our newsprint inventory increased approximately 27,500 metric tons compared to the end of 2001, mainly due to reduced shipments at our Mokpo mill and in order to service customers in Europe. Our 2002 average transaction price for newsprint was 20% lower compared to 2001. We announced a $50 per metric ton price increase in the domestic market effective August 1, 2002. However, since the newsprint demand remained weak in the latter part of 2002, market prices moved downward in the fourth quarter such that we realized a $35 per metric ton increase in the domestic market by the end of December 2002. The effect of reduced shipments in Korea as a result of the work stoppage at our Korean mill, and price weaknesses in other offshore markets, offset the impact of the domestic price increase for the year.

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

Coated and Specialty Papers

	2003	2002	2001
Sales (in millions)	$726.4	$613.1	$479.6
Average prices (per short ton)	$569	$567	$685
Shipments (thousands of short tons)	1,276.6	1,081.9	699.7
Downtime (thousands of short tons)	85.7	9.9	8.0
Inventory at end of year (thousands of short tons)	62.0	38.8	29.3

Year ended 2003 compared to 2002

Our average transaction price for coated paper was 0.4% higher in 2003 compared to 2002. Our coated groundwood papers shipments increased 27.4% compared to 2002, due to the conversion of a paper machine at Catawba from newsprint to coated paper. Our average transaction price for specialty paper was 0.9% lower in 2003 compared to 2002. Our specialty papers shipments increased 10.4% compared to the same period last year, due to book market customers down-grading from traditional freesheet grades to groundwood specialties and retailer circular customers upgrading from newsprint to groundwood specialties.

Effective March 1, 2004, Bowater announced a $45 per short ton price increase for selected uncoated groundwood products; however, market conditions will determine whether we realize the increase.

Coated and Specialty Papers Third Party Data: North American demand for coated groundwood papers increased 5.4% compared to 2002. U.S. magazine monthly advertising pages increased 2.0% in 2003 compared to 2002 and catalog mailings (measured by Standard A mail pieces) increased through December 2003 3.7% compared to 2002.

North American coated groundwood mill inventories were at 16 days supply at December 31, 2003, compared to 13 days supply at December 31, 2002.

North American demand for supercalendered high gloss paper and other uncoated groundwood papers were up approximately 6% and down approximately 1%, respectively, in 2003 compared to 2002. North American uncoated groundwood inventories were at 14 days supply at December 31, 2003, compared to 15 days supply at December 31, 2002.

Year ended 2002 compared to 2001

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

Coated and Specialty Papers Third Party Data: North American demand for coated groundwood paper increased approximately 5% in 2002 compared to 2001. End-use markets began a rebound at the end of the year and magazine advertising pages and catalog mailings (measured by standard A mail weight) increased over 2001 levels. Mill inventories for the United States coated groundwood paper producers, measured in days supply, ended the 2002 year at 13 days, or 1 day under the prior year’s level.

North American demand (as revised) for supercalendered high gloss paper increased approximately 6.1% during 2002, while demand for other uncoated groundwood paper was up 4.2% from 2001. North American mill inventories for uncoated groundwood paper, measured in days supply, ended the year at 16 days, or 3 days over the prior year’s level. Uncoated specialty grades are used mainly for retail flyers, newspaper inserts, textbooks and mass market paperback books.

Market Pulp

	2003	2002	2001
Sales (in millions)	$489.9	$498.7	$403.9
Average prices (per metric ton)	$472	$436	$445
Shipments (thousands of metric tons)	1,038.7	1,143.4	908.3
Downtime (thousands of metric tons)	60.6	52.0	163.0
Inventory at end of year (thousands of metric tons)	62.0	61.3	43.0

Year ended 2003 compared to 2002

Our average price for market pulp was 8.3% higher in 2003 compared to 2002. The increase reflects the realization of price increases in 2003 brought about by improved world supply and demand dynamics. Our shipments decreased 9.2% in 2003 compared to 2002, primarily as a result of production curtailments at our Thunder Bay facility due to wood shortages and our Catawba facility due to the startup of a replacement fiber line. Our market pulp inventories ended 2003 at 18 days supply, 12 days below the industry average. We will continue to match our production to our orders in the first quarter of 2004. Bowater has announced a $20 per metric ton price increase to the North American market for our softwood paper grade pulps beginning in February 2004; however, market conditions will determine whether we fully realize this increase.

Market Pulp Third Party Data: Demand for market pulp increased 4% in 2003 compared to 2002. North America and Nordic (United States, Canada, Finland and Sweden) shipments were up 2% over 2002. North American and Nordic producers (United States, Canada, Finland, and Sweden) operated at 93% of capacity during 2003 and shipped at 92% of capacity. North American and Nordic inventory stocks were at 1.84 million metric tons (30 days supply) at December 31, 2003 compared to 1.636 million metric tons (28 days supply) at December 31, 2002.

Year ended 2002 compared to 2001

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

Market Pulp Third Party Data: Demand for market pulp increased in 2002. North America and Nordic (United States, Canada, Finland and Sweden) shipments were up 5% over 2001 and world demand was up 1.3 million metric tons. North America and Nordic stocks were down 83,000 tons over the prior year, to end 2002 at 28 days supply or 1.636 million metric tons.

Lumber

	2003	2002	2001
Sales (in millions)	$236.9	$243.4	$98.1
Average prices	$270	$269	$258
Shipments (million board feet)	875.8	904.3	376.1
Downtime (million board feet)	151.7	75.6	—	(1)
Inventory at end of year (million board feet)	50.3	57.0	51.2

(1)	Alliance was acquired in September 2001.

Year ended 2003 compared to 2002

Due to the weak lumber markets and limited availability of timber supply from our cutting rights on Crown-owned land, we took approximately 151.7 million board feet of downtime in 2003, compared to 75.6 million board feet in 2002. Our lumber shipments decreased 3.2% in 2003 compared to 2002 due to the temporary closure of select sawmills as a result of depressed lumber prices, countervailing and anti-dumping duties imposed by the U.S. government, a stronger Canadian dollar and limited availability of timber supply and the sale of a non-strategic sawmill. This was partially offset by the opening of our Thunder Bay sawmill in May 2003.

The U.S. Department of Commerce (DOC) imposed antidumping duties (ADD) of 8.43% on all of Bowater’s Canadian softwood lumber imports and countervailing duties (CVD) of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. The duties became effective for lumber shipments beginning May 22, 2002. Bowater accrued lumber duties based upon the DOC’s preliminarily imposed effective dates of August 16, 2001, for countervailing duties and November 6, 2001, for antidumping duties. During the second quarter of 2002, Bowater reversed approximately $7.3 million for previously recorded lumber duties for periods prior to the effective date of May 22, 2002. Bowater was required to post bonds to cover the preliminary duties. Bowater will continue to accrue and pay duties based on rates established by the DOC until new rates are published. Lumber duties are included as a component of distribution costs on our consolidated statement of operations.

The Canadian government has appealed the duties to the World Trade Organization (WTO) and under the terms of the North American Free Trade Agreement (NAFTA) and requested that the duties be refunded. The final amount of CVD and ADD that may be assessed on Canadian softwood lumber imports into the U.S. will depend upon negotiations among the governments involved in the dispute or upon determinations made by the NAFTA, WTO or other adjudicatory panels to which the duties may be appealed. Until the dispute about the duties is resolved, we will continue to pay the duties as assessed by the DOC.

On January 12, 2004, the DOC issued its remand determination in the CVD order on softwood lumber from Canada, pursuant to the NAFTA panel report’s requirements. The overall result of the remand review was a new lower CVD rate of 13.23% ad valorem. However, this revised CVD rate will not be the effective rate until the entire NAFTA panel process is complete, which is ongoing. Additionally, the DOC will determine the final CVD duty assessment rate through its administrative review process, which is still ongoing. As a result, we have not adjusted our CVD rate until a final determination is made as a result of the NAFTA panel process or the DOC administrative review.

Lumber Third Party Data: U.S. housing starts were strong in 2003, increasing 8.4% to 1.848 million units compared to 1.705 million units in 2002.

Year ended 2002 compared to 2001

Lumber markets weakened throughout 2002. Bowater’s 2002 average transaction price for lumber increased 4.3% compared to 2001. Anticipated price increases in the first half of 2002 as a result of the countervailing duty and anti-dumping tax generated an oversupply from all regions in North America and Europe. Because of the oversupply, prices declined substantially in the fourth quarter of 2002. Shipments increased 140% compared to 2001 due to the acquisition of Alliance, adding approximately 709 million board feet of production capacity. Due to the weakening state of the lumber markets and limited availability of timber supply on our Crown-owned land, we took approximately 50 million board feet of downtime in the fourth quarter of 2002, compared to 22 million in the fourth quarter of 2001.

Lumber Third Party Data: United States housing starts were 1.706 million units in 2002, increasing 6.4% from 2001 (1.603 million units).

DIVISIONAL PERFORMANCE

Overview

Bowater is organized into five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, the Forest Products Division and the Canadian Forest Products Division. Except for Pulp, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in “Corporate & other eliminations.” Therefore, Bowater’s financial results are collected, analyzed and reported through the other four operating divisions and corporate. Total segment income in the following tables is equivalent to “Operating income (loss)” as presented in our Consolidated Statement of Operations.

➢	NEWSPRINT DIVISION

The Newsprint Division operates seven manufacturing sites (including Ponderay Newsprint Company, an unconsolidated partnership) in the United States, Canada and South Korea. The principal product at these manufacturing sites is newsprint, but several of the sites also produce market pulp and uncoated specialty papers. This division has primary responsibility for the domestic and international marketing and sales of newsprint and some uncoated specialty paper.

➢	COATED AND SPECIALTY PAPERS DIVISION

The Coated and Specialty Papers Division operates a manufacturing site in Catawba, South Carolina, that produces coated paper, market pulp and uncoated specialty papers, and two Nuway coating facilities, all located in the United States. A newsprint machine at the Catawba site, with an annual capacity of approximately 265,000 short tons, was shut down in January 2003 and converted to coated groundwood paper production in March 2003. By the end of 2005, this machine will increase annual coated paper production by 330,000 short tons. This division is responsible for the marketing and sale of coated and uncoated specialty papers manufactured by Bowater.

➢	CANADIAN FOREST PRODUCTS DIVISION

The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The division manages 0.4 million acres of owned or leased timberland and approximately 23.5 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. The division also operates nine sawmills and one wood treatment plant, supplies wood to four paper mills and nine sawmills, and is responsible for the marketing and sales of its timber and Canadian lumber production.

➢	FOREST PRODUCTS DIVISION

The Forest Products Division manages 1.0 million acres of timberland owned or leased in the United States and the Canadian provinces of Ontario and Nova Scotia and approximately 8.3 million acres of Crown-owned land in the province of Ontario on which we have timber cutting rights. The division also operates four softwood sawmills, supplies wood fiber to our pulp and paper production sites and markets and sells timber and southern yellow pine lumber in North America.

➢	PULP DIVISION

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

Newsprint Division

	Year Ended December 31,			Change
(In millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Sales	$1,463.5	$1,318.2	$1,412.6	$145.3	$(94.4)
Segment income (loss)	(93.9)	(66.0)	115.6	(27.9)	(181.6)

Significant items that improved (lowered) segment income (loss):
Product pricing				$95.0	$(212.5)
Distribution costs				(0.8)	(3.3)
Shipments				(4.5)	(13.6)
Manufacturing costs				(101.1)	49.7
Employee termination costs				(18.4)	(5.7)
Selling and administrative expenses				1.9	3.8

				$(27.9)	$(181.6)

Year ended 2003 compared to 2002

Sales increased in 2003 compared to 2002 primarily as a result of higher product prices for newsprint ($54.8 million), market pulp ($25.5 million) and uncoated groundwood papers ($14.7 million) and higher shipments of newsprint ($44.2 million) and uncoated specialty paper ($32.0 million). These increases were partially offset by lower shipments of market pulp ($26.3 million).

Segment loss in 2003 increased compared to 2002 primarily from higher manufacturing costs and higher severance related charges. Manufacturing costs increased due to higher fiber, wood, repairs, and fuel costs, and a stronger Canadian dollar ($61.2 million). These increases were partially offset by the higher product prices.

Year ended 2002 compared to 2001

Sales decreased in 2002 compared to 2001, primarily as a result of lower product prices, primarily newsprint ($173.0 million) and lower shipments of newsprint ($104.7 million). These decreases were partially offset by the inclusion of the Coosa Pines operations for the full year of 2002 acquired as a part of the Alliance acquisition in September 2001. Higher shipments of market pulp ($15.9 million) and specialty papers ($21.9 million) also partially offset the decreased sales. See the previous discussions of product line results.

Segment income for 2002 decreased from 2001 as a result of lower product prices, lower shipments, and severance costs. These decreases in segment income were partially offset by lower manufacturing costs and the full year impact of the Coosa Pines operation. The lower manufacturing costs were primarily due to lower maintenance, labor, chemical, and other miscellaneous manufacturing operating costs related to our cost reduction programs and the absence of goodwill amortization in 2002 ($10.2 million goodwill amortization in 2001).

Coated and Specialty Papers Division

	Year Ended December 31,			Change

(In millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

Sales	$502.3	$484.2	$516.4	$18.1	$(32.2)
Segment income (loss)	(44.4)	(35.2)	25.7	(9.2)	(60.9)

Significant items that improved (lowered) segment income (loss):
Product pricing				$12.2	$(93.0)
Distribution costs				(5.5)	(0.9)
Shipments				11.1	1.1
Manufacturing costs				(35.1)	42.3
Employee termination costs				(0.9)	(5.5)
Selling and administrative expenses				6.9	(2.8)
Impairment Charge				2.1	(2.1)

				$(9.2)	$(60.9)

Year ended 2003 compared to 2002

Sales increased in 2003 as compared to 2002 primarily as a result of higher product prices for market pulp ($11.0 million) and higher shipments ($5.9 million), primarily coated papers. See the previous discussion of product line results.

Segment loss increased in 2003 compared to 2002 primarily as a result of higher manufacturing costs. Manufacturing costs increased due primarily to higher fiber, wood, chemicals, fuel, power costs and depreciation and lower production volume due to the conversion of the Catawba newsprint machine to coated paper. Distribution costs increased primarily from expanded customer locations for coated and specialty papers shipments. These increases were partially offset by higher coated shipments and higher pulp transaction prices.

Year ended 2002 compared to 2001

Sales decreased in 2002 compared with 2001, primarily as a result of lower product prices, primarily coated and specialties ($66.3 million) and newsprint ($20.6 million) and lower specialty paper shipments ($15.6 million). These decreases were partially offset by higher shipments of coated groundwood paper ($53.7 million), newsprint ($18.0 million) and market pulp ($5.8 million). See the previous discussions of product line results.

Segment loss for 2002 increased from 2001 primarily due to lower product prices, severance costs and an asset impairment charge. The decreases were partially offset by reductions in manufacturing costs due primarily to improvements in coated production, reduced maintenance, market related downtime and lower costs for chemicals, labor and repair materials.

Canadian Forest Products Division

	Year Ended December 31,			Change

(In millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

Sales	$735.2	$744.9	$518.3	$(9.7)	$226.6
Segment income (loss)	(41.8)	6.7	74.7	(48.5)	(68.0)

Significant items that improved (lowered) segment income (loss):
Product pricing				$10.9	$(70.4)
Distribution costs				(18.8)	(0.8)
Shipments				6.3	5.0
Manufacturing costs				(68.9)	23.9
Employee termination costs				(2.8)	—
Selling and administrative expenses				(1.6)	0.7
Asset impairment				26.4	(26.4)

				$(48.5)	$(68.0)

Year ended 2003 compared to 2002

Sales decreased in 2003 as compared to 2002 primarily as a result of lower shipments ($20.6 million), primarily lumber, and lower product prices for lumber ($1.3 million) and specialty papers ($6.9 million), partially offset by higher transaction prices for newsprint ($16.9 million) and timber ($2.2 million).

Segment loss increased in 2003 compared to 2002 primarily as a result of lower product prices for specialty papers and lumber, lower lumber shipments ($2.0 million), higher distribution costs related to higher lumber duties, which were imposed beginning in May of 2002 and higher manufacturing costs. Manufacturing costs increased primarily due to lower production volume ($17.2 million) and a stronger Canadian dollar ($67.6 million). These decreases were partially offset by higher transaction prices for newsprint and timber, higher shipments of newsprint ($4.5 million) and lower fuel and fiber costs and depreciation expense.

Year ended 2002 compared to 2001

Sales increased in 2002 compared to 2001, primarily due to the acquisition of Alliance in September 2001 and to a lesser extent higher newsprint shipments ($4.2 million). These increases were offset by lower product prices, primarily newsprint ($69.4 million). See the previous discussions of newsprint, coated and specialty papers and lumber product line results.

Segment income decreased in 2002 compared to 2001 primarily due to lower product prices and an asset impairment charge, offset by lower manufacturing costs, higher shipments ($5.0 million), and the full year impact of the acquisition of Alliance.

Forest Products Division

	Year Ended December 31,			Change

(In millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

Sales	$118.5	$95.1	$74.0	$23.4	$21.1
Segment income (loss)	(6.1)	(2.6)	(3.2)	(3.5)	0.6

Significant items that improved (lowered) segment income (loss):
Product pricing				$9.9	$4.3
Distribution costs				(2.8)	(3.3)
Shipments				(0.1)	(5.1)
Manufacturing costs				(10.8)	6.8
Employee termination costs				(0.7)	(0.4)
Selling and administrative expenses				1.0	(1.7)

				$(3.5)	$0.6

Year ended 2003 compared to 2002

Sales increased in 2003 as compared to 2002 primarily as a result of higher lumber shipments ($14.7 million) and higher lumber ($4.5 million) and timber ($5.4 million) transaction prices. Lumber shipments increased primarily due to the start up of the new Thunder Bay Ontario sawmill.

Segment loss increased in 2003 as compared to 2002 due primarily to higher manufacturing costs partially offset by higher lumber and timber transaction prices. Costs for the division were higher primarily due to a stronger Canadian dollar ($7.2 million) and the start-up of the new Thunder Bay Ontario sawmill ($4.5 million).

Year ended 2002 compared to 2001

Sales increased in 2002 compared to 2001, primarily due to higher lumber shipments ($20.3 million) and higher product prices for lumber ($3.2 million) and timber ($1.1 million), partially offset by lower timber shipments ($3.5 million). See the previous discussions of the lumber and timber product line results.

Segment income increased from 2001 to 2002, due to higher transaction prices for timber and lumber ($4.3 million) and lower manufacturing costs, mostly offset by higher distribution costs ($3.3 million), higher lumber shipments at a loss ($2.5 million) and lower timber shipments ($2.6 million). Manufacturing costs for the division decreased due to a $6.7 million reduction in charges for pine beetle damage. During 2002, the division incurred a charge of $0.6 million for pine beetle damage to our southern United States timberlands compared to $7.3 million in 2001.

Gain on Sale of Assets and Corporate & Other Eliminations

Gain on sale of assets and corporate and other eliminations are included in order to reconcile division sales and segment income (loss) to our total sales and operating income (loss) on our Consolidated Statement of Operations.

	Year Ended December 31,			Change

(In millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

Gain on sale of assets	$124.0	$85.7	$163.3	$38.3	$(77.6)
Corporate & other eliminations:
Sales	(98.4)	(61.3)	(67.0)	(37.1)	5.7
Segment income (loss)	(38.7)	(84.3)	(62.7)	45.6	(21.6)

Gain on sale of assets: During 2003, we sold fixed assets and land resulting in a pretax gain of $124.0 million, or $1.35 per diluted share after tax. This gain was primarily due to the sale of approximately 82,000 acres of owned timberlands and leaseholds for cash consideration of $121.8 million, which resulted in a pretax gain of $97.5 million. We also received cash proceeds of $32.5 million for other timberland and asset sales in 2003, resulting in pretax gains of $26.5 million.

During 2002, Bowater sold fixed assets and timberlands resulting in a pretax gain of $85.7 million, or $0.90 per diluted share, after tax. This gain was primarily due to the sale in January 2002 of approximately 116,000 acres of timberlands for aggregate consideration of $104.2 million, comprised of approximately $5.1 million in cash and $99.1 million in notes receivable. In March 2002, we monetized the $99.1 million notes receivable for net cash proceeds of $88.1 million. These transactions resulted in a net pretax gain of $70.4 million. Also in 2002, Bowater sold approximately 8,700 acres of other timberlands and recognized the previously deferred revenue in connection with the fourth quarter 2001 sale of 147,000 acres for a total net pretax gain of $15.3 million.

During 2001, Bowater sold fixed assets and timberlands resulting in a net pretax gain of $163.3 million, or $1.25 per diluted share, after tax. The 2001 gain is primarily the result of a land sale and related note monetization completed in the fourth quarter of 2001 and note monetizations completed in the second quarter of 2001 (see Note 6, “Net Gain on Sale of Assets”).

Corporate & Other Eliminations: The elimination of intersegment sales increased from 2002 to 2003 due to the increased sales volumes between the divisions. Corporate expenses decreased from 2002 to 2003, due primarily to hedging foreign currency gains.

The elimination of intersegment sales decreased in 2002 compared to 2001 due to decreased sales volume between the divisions. Corporate operating loss for 2002 increased compared to 2001, primarily due to stock-based compensation credits of $3.4 million in 2002 compared to $12.0 million in 2001, increased benefit costs ($4.0 million), general and administrative related severance ($3.6 million) and hedging losses ($6.4 million).

INTEREST EXPENSE

Interest expense increased $11.5 million in 2003, from $163.0 million in 2002 to $174.5 million in 2003, due to higher average debt balances carried in 2003 compared to 2002, higher interest rates in connection with the issuance in June 2003 of $400 million notes and less capitalized interest as a result of the completion of our major capital projects at our Catawba operation.

Interest expense increased $22.0 million in 2002, from $141.0 million in 2001 to $163.0 million in 2002, due primarily to an increase in debt to fund the acquisition of Alliance in September 2001 and increased current year borrowings, partially offset by lower interest rates. Interest income decreased $4.2 million, from $8.7 million in 2001 to $4.5 million in 2002, due primarily to the sale of notes receivable in the second quarter of 2001 and to lower average cash balances.

PROVISION FOR INCOME TAXES

Bowater’s effective tax rate in 2003, which was a benefit, was 24.9% compared to benefit of 40.1% in 2002. The rates in both 2003 and 2002 were primarily impacted by certain losses from changes in foreign currency exchange rates for which the company received no tax benefit.

Bowater’s effective tax rate in 2002 was 40.1% compared to 40.7% in 2001. While the effective tax rates for the two years were similar, the rate in 2002 represents a tax benefit recorded from the company’s pretax loss primarily attributable to tax planning strategies, as opposed to 2001 when the company recorded a tax charge on its pretax income. The tax rate in 2001 was impacted by a partially taxable dividend received and additional state taxes as a result of the sale of a note receivable and timberland sales.

Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of special tax treatment on foreign currency gains and losses. We have a number of Canadian subsidiaries whose unconsolidated income and gains are taxed in Canada. On consolidation, such income and gains are eliminated but we are still liable for the Canadian taxes. Due to the variability and volatility of foreign exchange rates we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.

Liquidity and Capital Resources:

The primary components of our cash flows are as follows:

	Year Ended December 31,

(In millions)	2003	2002	2001

Increase (decrease) in cash and cash equivalents	$(16.5)	$7.6	$8.3

Cash generated from operations	20.3	41.2	372.8
Changes in working capital needs	94.4	(62.9)	62.0

Cash used for investing activities	(62.0)	(122.4)	(279.7)
Business acquisitions	—	—	(271.6)
Cash invested in fixed assets, timber and timberlands	(216.3)	(238.7)	(246.8)
Disposition of fixed assets, timberlands and note monetizations	154.3	114.6	240.4

Cash from (used for) financing activities	25.2	88.8	(84.8)
Short-term financing, net	(48.6)	(92.6)	(177.4)
Long-term financing, net	117.4	223.5	209.3
Dividends	(45.3)	(49.6)	(119.0)

Cash Generated from Operations

During 2003 and 2002 we had net losses of $205.0 million and $142.4 million, respectively, and net income in 2001 of $70.5 million. Cash generated from operations decreased from 2002 to 2003 particularly due to an increased net loss for the year 2003 offset by cash generated for working capital needs versus a use for working capital in 2002.

Our working capital in 2002 included a $75.6 million tax receivable, which was received in 2003 and is included in our 2003 cash generated from operating activities. Excluding the $75.6 million tax receivable for both 2003 and 2002, we generated cash from working capital components of $18.8 million in 2003 compared to $12.7 million in 2002.

Cash Used for Investing Activities

Cash invested in fixed assets, timber and timberlands in 2003 compared to 2002 and 2001 continued to decline as we completed two major capital projects in 2003, consisting of the fiber line replacement and the conversion of a newsprint machine to coated groundwood paper at our Catawba operation. Capital spending for these two projects was approximately $119 million in 2003. With the completion of these major projects, we expect capital expenditure levels in 2004 to be approximately $100 million, primarily for compliance and maintenance capital, and well below projected levels of depreciation in 2004.

During the five-year period ending December 31, 2003, Bowater sold an aggregate of 2.2 million acres of timberlands (including lease-holds) for aggregate gross proceeds of approximately $945.1 million (including cash and notes) and an aggregate pretax gain of approximately $654.0 million (after including losses on the monetization of notes received as part of the purchase price for some of the sales). We periodically review and sell non-strategic timberlands. See the discussion under Item 1 Business – Forest Products.

Cash Used for Financing Activities

In June 2003, in order to take advantage of attractive long term financing rates, pay down certain long-term debt and increase our availability under our credit facilities, we sold in a private placement $400 million of our 6.5% notes due 2013 (which were subsequently exchanged for registered notes in an exchange offer). We received net proceeds from the sale of the notes of approximately $392.8 million, which were net of an issuance discount of $1.6 million and financing fees of $5.6 million. The proceeds were used to pay amounts outstanding under short-term bank debt credit facilities ($241.0 million) and a portion of the three-year term loan ($140.0 million). In August 2003, we used the $11.8 million balance of the net proceeds, plus new borrowings under our accounts receivable securitization program, to pay off the $51.8 million debt related to our lease agreement at Covington.

We have announced our intention to continue the payment of a quarterly dividend in 2004 at a quarterly dividend rate of $0.20 per share. This dividend equates to a use of cash of approximately $45 million annually.

Liquidity and Financing

In February 2004, effective beginning January 1, 2004, the company obtained an amendment, through April 1, 2005, to covenants contained in its U.S. and Canadian credit agreements where by the minimum net worth requirement (generally defined in the credit agreements as common shareholders’ equity plus any outstanding preferred stock plus minimum pension liability amounts) was reduced from $1.625 billion (in effect at December 31, 2003) to $1.525 billion and the total debt (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions) to total capital requirement (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts) was increased from 60% (in effect at December 31, 2003) to 61%. Also, if Bowater generates net income, the minimum net worth requirement increases by half of Bowater’s consolidated net income for each fiscal quarter (without giving effect to consolidated net losses). After April 1, 2005, the minimum consolidated net worth requirement increases to $1.62 billion, plus 50% of consolidated net income for each fiscal quarter since the first quarter of 2002 and the total debt to total capitalization ratio decreases to 60%. At December 31, 2003, our consolidated net worth was approximately $1.770 billion, and our ratio of total debt to total capital was 56.8%, calculated according to our credit facilities’ guidelines. The amendments are intended to ensure continued covenant compliance and will also increase Bowater’s short-term liquidity by increasing its borrowing base under the credit agreements.

However, the February 2004 amendment did not change the expiration of the U.S. credit agreement (April 28, 2005) and the company expects to negotiate a new agreement with its current group of banks during the second quarter of 2004. In conjunction with and in advance of this renewal the company expects to access the capital markets.

In the third quarter of 2003, Bowater filed a “universal shelf” registration statement registering the possible future issuance of up to $750 million of a variety of different securities. Bowater currently expects to “take down” and offer under the universal shelf registration up to $250 million in aggregate principal amount of notes shortly after the date of this annual report. The notes are expected to bear interest at a variable rate based on a spread above a common reference rate such as a LIBOR, have a five to ten year term, be callable by Bowater at any time after two years from the date of issuance but otherwise have similar terms to Bowater’s 6.5% notes due 2013. The actual amount and terms, however, may vary depending on market conditions at the time of take down. Bowater currently expects to use the proceeds to pay off the balance on its U.S. revolving credit facility. The company also expects to pay off the $100 million term loan due April 28, 2005 and apply any excess proceeds to reduce amounts drawn under its 364-day Accounts Receivable Securitization Arrangement.

Bowater believes that cash generated from operations and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations (discussed below), dividends and capital expenditures for the next 12 months. In addition, Bowater periodically reviews timberland holdings and sells timberlands.

SHORT-TERM FUNDING AND CONTRACTUAL/COMMERCIAL COMMITMENTS

As of December 31, 2003, Bowater had available borrowings on our short-term bank debt - credit facilities as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
Short-Term Bank Debt	Commitment	Outstanding	Available (3)	Date	Rate

(in millions except for dates and interest rates)
Revolving credit facility (1)	$500.0	$38.4	$415.6	04/05	3.03%
364-day Accounts Receivable Securitization Arrangement (2)	200.0	161.2	—	12/04	1.10%
BCFPI 364-day credit facility (1) (4)	100.0	—	71.4	10/04	—
Uncommitted line of credit	—	0.9	—	—	—

	$800.0	$200.5	$487.0

(1)	Borrowings under the revolving and BCFPI 364-day credit facilities incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt.

(2)	The amount that can be borrowed at any time under our 364-day accounts receivables securitization arrangement depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin.

(3)	The commitment available under the 364-day Accounts Receivable Securitization Arrangement is based on qualified trade accounts receivable. The commitments available under the Revolving credit facility and BCFPI 364-day credit facility are subject to covenant restrictions described on pages 38 of this Form 10-K and is reduced by outstanding letters of credit, which were $46.0 million and $28.6 million, respectively.

(4)	Under the BCFPI 364-day credit facility, we have the right, at the termination date, to convert all outstanding amounts under the credit facility to a term loan with a one year maturity.

Bowater believes it is in compliance with all its covenants and other requirements set forth in its credit facilities.

The following summarizes Bowater’s contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

					2009 and
(In millions)	Total	2004	2005-2006	2007-2008	Thereafter

Long-term debt, including current installments (1)	$2,305.8	$13.4	$134.1	$37.4	$2,120.9
Short-term bank debt	200.5	200.5	—	—	—
Non-cancelable operating lease obligations	69.8	8.5	12.4	7.7	41.2
Purchase obligations	416.4	36.3	54.7	48.6	276.8

Total contractual obligations	$2,992.5	$258.7	$201.2	$93.7	$2,438.9

(1)	Long-term debt includes $85.7 million at December 31, 2003, due to the revaluation of the debt balances acquired with the purchase of the Grenada Mill in August 2000, and the acquisition of Avenor in July 1998. Of the obligations above, approximately $8 million per year represents amortization of the revaluation, which requires no cash outlay.

In addition to the amounts shown in the table, Bowater is party to employment and change-in-control agreements with its executive officers. Those agreements are described under the heading “Executive Compensation – Employment and Change in Control Agreements” in the proxy statement incorporated by reference into this Form 10-K.

Bowater enters into various agreements, primarily supply agreements, in the normal course of business. Our purchase obligations related to these various agreements are presented in the table above. In connection with the acquisition of Alliance, Bowater assumed various long-term supply contracts the more significant including a fiber supply contract, at market prices, for its Coosa Pines Operation and a steam supply contract at its Dolbeau Operation. The Coosa fiber supply contract expires in 2014 and has total commitments of approximately $123.4 million ($13.6 million in year 2004, $45.4 million in years 2005-2008 and $64.4 million thereafter). In addition, our Dolbeau Operation’s steam supply contract expires in 2023 and has total commitments of approximately $191.7 million ($8.4 million in year 2004, $35.1 million in years 2005-2008 and $148.2 million thereafter).

Other Commitments:

	Amount of Commitment Expiration Per Period

					2009 and
(In millions)	Total	2004	2005-2006	2007-2008	Thereafter

Off-balance sheet debt guarantees	$49.5	$0.5	$40.2	$1.0	$7.8
Letter of credit commitments	74.6	74.6	—	—	—

	$124.1	$75.1	$40.2	$1.0	$7.8

Bowater’s off-balance sheet debt guarantees include: $39.2 million related to Ponderay Newsprint Company, an unconsolidated partnership in which Bowater has a 40% interest and $10.3 million, representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs.

We expect to renew or replace the credit facilities we currently have in place with the permanent reduction in those lines described above. The ability to renew or replace these facilities is contingent upon the financial markets in general and our operating prospects and credit ratings in particular.

In February 2004, Moody’s downgraded Bowater’s credit rating to Ba2 with a negative outlook. In March 2004, the credit ratings of Bowater by S&P were downgraded to BB with a stable outlook. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on Bowater’s highest credit rating. Any reduction in the highest rating will increase our cost of borrowing. In addition to higher interest rates, although further downgrades would have no material impact on availability under our present debt and credit agreements, it could impact our access to and cost of capital and financial flexibility in the future.

Our credit facilities contain various covenants including requirements to maintain adequate net worth and compliance with a specified ratio of total debt to total capital as defined in the credit facilities. In the third quarter of 2003, an amendment was obtained which excludes the impact of adjustments for minimum pension liability amounts from the current calculations. In February 2004, effective beginning January 1, 2004, the company obtained an amendment, through April 1, 2005, to covenants contained in its U.S. and Canadian credit agreements where by the minimum net worth requirement (generally defined in the credit agreements as common shareholders’ equity plus any outstanding preferred stock plus minimum pension liability amounts) was reduced from $1.625 billion (in effect at December 31, 2003) to $1.525 billion and the total debt (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions) to total capital requirement (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts) was increased from 60% (in effect at December 31, 2003) to 61%. Also, if Bowater generates net income, the minimum net worth requirement increases by half of Bowater’s consolidated net income for each fiscal quarter (without giving effect to consolidated net losses). After April 1, 2005, the minimum consolidated net worth requirement increases to $1.62 billion, plus 50% of consolidated net income for each fiscal quarter since the first quarter of 2002 and the total debt to total capitalization ratio decreases to 60%. At December 31, 2003, our consolidated net worth was approximately $1.770 billion, and our ratio of total debt to total capital was 56.8%, calculated according to our credit facilities’ guidelines. The amendments are intended to ensure continued covenant compliance and will also increase Bowater’s short-term liquidity by increasing its borrowing base under the credit agreements. Should events occur that would result in noncompliance, we believe that a number of acceptable options would be available to us including, but not limited to, amending the credit facilities, obtaining a waiver or pursuing additional or alternative financing arrangements, but we cannot assure that these options would be available on attractive terms or at all.

Total debt as a percentage of total capitalization is the most directly comparable measure using GAAP. A reconciliation of the GAAP items to the calculation of total debt as a percentage of total capitalization, in accordance with our credit facilities, is as follows:

	December 31,
(in millions, except ratios)	2003	2002

Total debt	$2,506.3	$2,370.7
Less: Revaluation of debt	(85.7)	(94.1)

	$2,420.6	$2,276.6

Total Capitalization	$4,188.3	$4,198.3
Less: Revaluation of debt	(85.7)	(94.1)
Plus: Additional minimum pension liability	156.9	—

	$4,259.5	$4,104.2

Total debt as a percentage of total capitalization in accordance with credit facilities	56.8%	55.5%
Total debt as a percentage of total capitalization, in accordance with GAAP	59.8%	56.5%

The indentures pertaining to Bowater’s 6.5% Notes due 2013 and Bowater Canadian Finance Corporation’s 7.95% Notes due 2011 generally restrict Bowater and its restricted subsidiaries from (1) granting or allowing liens upon principal properties without also securing the notes equally and ratably with any such lien, or (2) entering into any sale and lease-back transactions with respect to principal properties, unless the aggregate amount of all attributable debt with respect to sale and lease-back transactions plus aggregate indebtedness secured by liens not equally and ratably securing the notes is no more than 10% of Bowater’s consolidated net tangible assets. These restrictions are subject to certain exceptions that Bowater believes are customary. The following terms used in this paragraph all have special definitions under the indentures: restricted subsidiary, lien, principal property, sale and lease-back transaction, attributable debt, indebtedness and consolidated net tangible assets.

OFF-BALANCE SHEET ARRANGEMENTS

Ponderay Guaranty: Bowater has a 40% interest in Ponderay Newsprint Company, an unconsolidated partnership. Ponderay has a credit agreement with several banks, in which Bowater and the other partners guarantee $98.0 million of Ponderay’s credit facility. Ponderay’s outstanding balance under the credit facility at December 31, 2003 was $98.0 million. Ponderay’s outstanding balance is reduced annually by its excess cash flows as defined in the credit facility and the final balance is due at maturity on April 12, 2006. Bowater guarantees 40% of the outstanding balance under the Ponderay credit facility. This credit facility cannot be increased once paid down, therefore, Bowater’s guarantee is reduced as the outstanding balance is reduced. Bowater would be required to perform on the guarantee if Ponderay were to default on its credit facility and Ponderay’s assets, which collateralize the debt, were insufficient to pay off the credit facility. Ponderay was in compliance with all its debt covenants as of December 31, 2003. Ponderay’s total assets and liabilities at December 31, 2003 were approximately $182 million and $113 million (which includes the above mentioned debt), respectively.

Timberland Sales: In connection with certain timberland sales transactions in 2002 and prior years, Bowater received a portion of the sale proceeds in notes receivable. In order to increase its liquidity, Bowater monetized these notes receivable using qualified special purpose entities (“QSPEs”) set up in accordance with the Financial Accounting Standards Board’s (the “FASB”) SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The more significant aspects of the QSPEs are as follows:

➢	The QSPEs are not consolidated within Bowater’s financial statements. The business purpose of the QSPEs is to hold the notes receivable and issue debt securities to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by letters of credit issued by a third party financial institution.

➢	Bowater records gains or losses on the monetization of the notes receivable through the QSPEs. The amount of the gain or loss is determined based on the original carrying amount of the notes, allocated between the assets monetized and the retained interests based on their relative fair value at the date of the monetization.

➢	Bowater’s retained interest consists principally of net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued to third parties) and a cash reserve account. Fair values of the retained interest are estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates.

➢	The cash reserve accounts are established at inception and are required to meet specified minimum levels throughout the life of the debt issued by the QSPEs to third party investors. Any excess cash flows revert to Bowater on a quarterly or semi-annual basis. The cash reserve accounts revert to Bowater at the maturity date of the third party debt.

➢	Bowater may be required to make capital contributions to the QSPEs from time to time in sufficient amounts so that the QSPEs will be able to comply with their covenants regarding the payment of taxes, maintenance as entities in good standing, transaction fees, contractual indemnification of the collateral agent and certain other parties, and the maintenance of specified minimum amounts in the cash reserve account. Notwithstanding these covenants, because of the expected net available cash flow to the QSPEs (interest and principal on notes receivable backed by letters of credit will be in excess of interest and principal on debt securities), Bowater does not expect to be required to make additional capital contributions.

➢	Bowater currently guarantees approximately $10.3 million, representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of the QSPEs. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayment of $2.0 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009.

The following summarizes our transactions with QSPEs as of December 31, 2003 (in millions):

	Bowater’s			Excess of
	Retained		Total	Assets over
Qualified Special Purpose Entity	Interest	Total Assets	Obligations	Obligations

Calhoun Note Holdings AT LLC	$5.7	$73.9	$64.2	$9.7
Calhoun Note Holdings TI LLC	8.5	74.6	61.7	12.9
Bowater Catawba Note Holdings I LLC	1.7	19.7	17.4	2.3
Bowater Catawba Note Holdings II LLC	8.7	98.2	86.9	11.3
Timber Note Holdings LLC	3.3	46.8	41.4	5.4
Bowater Saluda LLC	6.8	103.0	91.5	11.5

	$34.7	$416.2	$363.1	$53.1

No QSPEs are permitted to hold Bowater stock and there are no commitments or guarantees that provide for the potential issuance of Bowater stock. These entities do not engage in speculative activities of any description and are not used to hedge Bowater positions, and no Bowater employee is permitted to invest in any QSPE.

CANADIAN-U.S. DOLLAR EXCHANGE RATE FLUCTUATION EFFECT ON EARNINGS

Nearly half of our manufacturing costs and a small portion of our financial assets and liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur and only a small portion of our sales are denominated in Canadian dollars. Accordingly, changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels, and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms.

We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. Under the exchange rates, hedging levels and operating conditions that existed at December 31, 2003, for every one-cent increase in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for 2003 would have been reduced by approximately $5 million.

CANADIAN DOLLAR HEDGING PROGRAM

At December 31, 2003 we had approximately $172.4 million of unrealized gains recorded on our Canadian dollar hedging program compared to an approximately $8.0 million unrealized loss at December 31, 2002. These unrealized gains are classified as “Other assets” or, for the amounts expected to mature in the next 12 months, as a separate line item in current assets in our consolidated balance sheet. These unrealized hedging gains account for the majority of the change in these balance sheet classifications from December 31, 2002, to December 31, 2003. For a description of our hedging activities, see Note 14 to the Notes to Consolidated Financial Statements included in this Report on
Form 10-K.

COST REDUCTION INITIATIVES

In April 2003, Bowater announced that it would increase its workforce reductions to 600 positions from the 500 positions announced in the fourth quarter of 2002. The workforce reductions affected approximately 7.0% of our total workforce. Through December 31, 2003, approximately 600 positions were eliminated. The expense of the 600 workforce reductions since inception to December 31, 2003 was $47.9 million (of which $13.4 million was expensed in 2002). Of this expense, $11.8 million was recorded as an increase in pension and postretirement accruals from plan curtailments and other pension plan benefits and $26.6 million has been paid in cash. The remaining accrual of approximately $9.0 million is expected to be paid in 2004. These workforce reductions were part of a multifaceted cost reduction initiative announced in the fourth quarter of 2002 that consists of workforce reductions, lowering of manufacturing costs and rationalization of production. We successfully completed these cost reduction initiatives, exceeding our $75 million annualized target by 20%.

ENVIRONMENTAL ITEMS

We are subject to a variety of federal, state, provincial and local environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in substantial compliance with current applicable environmental laws and regulations.

In April 1998, the United States Environmental Protection Agency (“EPA”) promulgated new air and water quality regulations for the paper industry. These regulations, known as the “Cluster Rule,” are aimed at further reductions of certain environmental emissions. Projects necessary for the Calhoun, Tennessee, facility to comply with this rule by April 16, 2001, and the Coosa Pines mill by April 2002 have been completed. We have spent approximately $170 million to replace the fiber line at the Catawba Operation. The new fiber line enables the mill to improve overall operating efficiencies, as well as comply with the Cluster Rule by meeting the more stringent parameters of Tier I of the EPA’s Voluntary Advanced Technology Incentive Program. The $80 million kraft recovery boiler at the Thunder Bay, Ontario, facility was completed in 2001. This project significantly decreased the level of air emissions from the mill. It also allowed the mill to discontinue the use of coal for steam production, thereby decreasing greenhouse gas emissions.

In addition to the projects mentioned above, we currently anticipate spending approximately $15 million of capital per year for all of our facilities for the foreseeable future to maintain compliance with existing environmental regulations. Environmental regulations promulgated in the future could require substantial additional expenditures for compliance and could have a material impact on Bowater, in particular, and the industry in general.

Bowater currently has recorded $19.8 million for environmental liabilities. The majority of these liabilities are recorded at undiscounted amounts and are included in pension, other postretirement benefits and other long-term liabilities on the Consolidated Balance Sheet. The $19.8 million represents our estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to us. Approximately $17.3 million of the $19.8 million relates to two previously owned Canadian mills for costs primarily associated with soil remediation, air compliance and landfill closure and one United States mill acquired in connection with the Alliance acquisition for costs primarily for soil testing and monitoring.

Bowater has been notified that it may be a “potentially responsible party” (“PRP”) with respect to four hazardous waste sites which are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA” or “Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The U.S. EPA, based on the remoteness of the site, listed it as “No Further Action Status” in September 2002. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. The fourth site is a drum recycling plant in South Carolina. We were one of numerous parties that shipped empty drums to the site. The U.S. EPA has remediated the site pursuant to Superfund at a cost of $6.2 million. Bowater has been designated by the EPA as a de minimis PRP, which means that we will be required to pay a small percentage (estimated at 1-2%) of the cleanup cost based on the number of drums involved. We believe we will not be liable for any significant amounts at any of these sites.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligation.” This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on January 1, 2003 and recorded a cumulative effect adjustment, net of taxes, of $2.1 million ($0.04 per share). The adoption adjustment also included increases to fixed assets, net, of $0.9 million, long-term liabilities of $4.3 million, and deferred tax assets of $1.3 million.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that were initiated or modified after December 31, 2002. We adopted SFAS No. 146 on January 1,

2003 and account for applicable exit or disposal activities in accordance with the provisions of SFAS No. 146, which impacts the timing of exit or disposal activities reported by us.

In November 2002, the FASB issued Financial Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. Our off-balance sheet debt guarantees include: $39.2 million related to Ponderay Newsprint Company, an unconsolidated partnership in which we have a 40% interest, and $10.3 million representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our qualified special purpose entities. On August 11, 2003, Bowater terminated the synthetic lease agreement for our Covington, Tennessee, Nuway facility and paid approximately $51.8 million to pay off the debt (see Note 13 to the Consolidated Financial Statements included herein). The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Bowater adopted the disclosure requirements of FIN 45 effective with our Annual Report on Form 10-K for the year ending December 31, 2002. These off-balance sheet guarantees are disclosed in our Annual Report on Form 10-K for the year ending December 31, 2002, and were entered into prior to December 31, 2002. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. Bowater adopted the recognition requirements of FIN 45 on January 1, 2003. The adoption did not have an impact on our 2003 financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 beginning with our year ended December 31, 2002.

In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Many variable interest entities (“VIE”) have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.

In October 2003, the FASB issued FASB Staff Position FIN 46-6 which (i) deferred the implementation of FIN 46 for VIEs created before February 1, 2003, for periods ending after December 15, 2003, and (ii) permitted early adoption of FIN 46 before the end of the deferral period for some or all VIEs in which an entity holds an interest.

A paper coating facility (referred to as part of “Nuway”) located in Covington, Tennessee was constructed for Bowater in 2002. Construction of the facility was financed through a special purpose entity (“SPE”). Bowater has no ownership interest in the SPE. Bowater Nuway Inc., a wholly-owned subsidiary of Bowater, had entered into a lease commitment with the SPE, the lessor in the transaction, for this facility. The Covington, Tennessee facility commenced operations in March of 2002. Total costs incurred by the SPE for the construction of the Covington facility was approximately $52.3 million. The assets and debt associated with this facility were not consolidated in Bowater’s financial statements prior to July 1, 2003. The lease was classified as an operating lease and the payments expensed in accordance with SFAS No. 13, “Accounting for Leases.” The base lease term for the facility was scheduled to expire on April 30, 2006.

Effective July 1, 2003, Bowater early adopted FIN 46 specific to the Covington paper coating facility, which had been financed through a SPE. This SPE was determined to be a VIE and required to be consolidated by Bowater in accordance with FIN 46. Bowater consolidated assets of approximately $49.4 million and debt of approximately $51.8 million and recorded a non-cash, after tax cumulative effect charge of $2.4 million, or $0.04 per diluted share, in the third quarter of 2003. On August 11, 2003, Bowater terminated the lease agreement with the SPE and paid approximately $51.8 million to pay off the debt.

In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”). Under the new FIN 46R guidance, application of FIN 46R is required in financial statements of entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Although we do not expect the finalization of adoption of FIN 46R to have a material impact on our Consolidated Financial Statements, Bowater is currently evaluating other potential VIEs in accordance with FIN 46R and the impact on our financial statements. Bowater will finalize its adoption of FIN 46R in the first quarter of 2004.

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

In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003).” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement retains the disclosure requirements contained in the original SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003, thus, Bowater has included the required additional disclosures in Note 15, “Pension and Other Nonpension Postretirement Benefits.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Bowater is exposed to risks associated with foreign currency exchange rates, commodity price risk and changes in interest rates.

Foreign Exchange Risk

We have manufacturing operations in the United States, Canada and Korea and sales offices located throughout the world. As a result we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. As a result of our 2001 acquisition of Alliance and 1998 acquisition of Avenor, approximately 44% of our pulp and paper production capacity and a significant portion of our lumber production is in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See the information set forth under “Item 1 Business — Risks Related to Our Business – Currency fluctuations may adversely affect our results of operations” on page 10 and under “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations-Canadian-U.S. Dollar Exchange Rate Fluctuation Effect on Earnings” on page 40 for further information on foreign exchange risks related to our operating costs. To reduce our exposure to differences in Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. We estimate the forecasted Canadian dollar outflows on a rolling 24-month basis and hedge up to 80% in the first twelve months and up to 70% in the following twelve months of total forecasted Canadian dollar outflows. This is intended to minimize over-hedging our exposure and eliminate currency speculation. At December 31, 2003, we had $1,079.5 million of Canadian dollar contracts outstanding. Information regarding the carrying value and fair market value of the contracts is set forth in Note 14, “Financial Instruments”, of the Consolidated Financial Statements included in this Form 10-K.

Interest Rate Risk

We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain a mix of fixed rate and variable rate borrowings. At December 31, 2003 and 2002 we had $2,172.3 million and $1,788.2 million, respectively of fixed rate long-term debt and $334.0 million and $582.5 million, respectively of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate short and long-term debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our short and long-term variable bank debt at December 31, 2003 and 2002 of $334.0 million and $582.5 million, respectively, a 100 basis point increase in interest rates would increase our annual interest expense in 2003 and 2002 by approximately $3.3 million and $5.8 million, respectively. A 100 basis point increase in the interest rates would have had less of an adverse effect on our interest expense in 2003 than in 2002 because we replaced variable rate debt with fixed rate debt in 2003 primarily through the issuance of $400 million of 6.5% notes in June 2003, the net proceeds of which were used to pay amounts outstanding under short-term bank debt credit facilities (variable rate debt).

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Page(s)

Consolidated Statement of Operations for Each of the Years in the Three-Year Period Ended December 31, 2003	46
Consolidated Balance Sheet at December 31, 2003 and 2002	47
Consolidated Statement of Capital Accounts for Each of the Years in the Three-Year Period Ended December 31, 2003	48
Consolidated Statement of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2003	49
Notes to Consolidated Financial Statements	50-83
Management’s Statement of Responsibility	84
Independent Auditors’ Report	84

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per-share amounts) Years ended December 31,	2003	2002	2001

Sales	$2,721.1	$2,581.1	$2,454.3
Cost of sales, excluding depreciation, amortization and cost of timber harvested	2,194.0	2,020.7	1,688.4
Depreciation, amortization and cost of timber harvested	339.0	340.5	321.3
Distribution costs	264.4	232.6	180.0
Selling and administrative expense	148.6	140.2	114.5
Impairment of assets	—	28.5	—
Net gain on sale of assets	124.0	85.7	163.3

Operating income (loss)	(100.9)	(95.7)	313.4
Other expense (income):
Interest income	(4.6)	(4.5)	(8.7)
Interest expense, net of capitalized interest	174.5	163.0	141.0
Other, net	10.1	(3.4)	(8.0)

Income (loss) before income taxes, minority interests and cumulative effect of accounting changes	(280.9)	(250.8)	189.1
Provision for income tax expense (benefit)	(70.1)	(100.5)	77.0
Minority interests in net income (loss) of subsidiaries	(10.3)	(7.9)	41.6

Income (loss) before cumulative effect of accounting changes	(200.5)	(142.4)	70.5
Cumulative effect of accounting changes, net of taxes	(4.5)	—	—

Net income (loss)	(205.0)	(142.4)	70.5
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	12.8	1.2	(3.3)
Minimum pension liability adjustments	(21.7)	(99.1)	(25.9)
Unrealized gain (loss) on hedged transactions	111.9	9.4	(14.4)

Comprehensive income (loss)	$(102.0)	$(230.9)	$26.9

Earnings (loss) per share:
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of accounting changes	$(3.52)	$(2.50)	$1.33
Cumulative effect of accounting changes, net of taxes	(0.08)	—	—

Net income (loss)	$(3.60)	$(2.50)	$1.33

Average common shares outstanding	57.0	56.9	53.0

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of accounting changes	$(3.52)	$(2.50)	$1.32
Cumulative effect of accounting changes, net of taxes	(0.08)	—	—

Net income (loss)	$(3.60)	$(2.50)	$1.32

Average common and common equivalent shares outstanding	57.0	56.9	53.3

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(In millions, except share amounts) At December 31,	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$19.4	$35.9
Accounts receivable, net	360.9	330.6
Inventories	293.1	257.2
Income taxes receivable	—	75.6
Unrealized gain on hedged transactions	126.7	–
Other current assets	42.9	45.1

Total current assets	843.0	744.4

Timber and timberlands	184.1	212.0
Fixed assets, net	3,557.3	3,645.6
Goodwill	828.2	839.9
Other assets	203.2	157.6

Total assets	$5,615.8	$5,599.5

Liabilities and shareholders’ equity
Current liabilities:
Current installments of long-term debt	$13.4	$84.3
Short-term bank debt	200.5	249.0
Accounts payable and accrued liabilities	434.1	411.9
Dividends payable	11.7	11.2

Total current liabilities	659.7	756.4

Long-term debt, net of current installments	2,292.4	2,037.4
Pension, other postretirement benefits and other long-term liabilities	481.4	450.7
Deferred income taxes	500.3	527.4
Minority interests in subsidiaries	69.3	72.1
Commitments and contingencies
Shareholders’ equity:
Common Stock, $1 par value. Authorized 100,000,000 shares; issued 66,966,294 and 66,897,158 shares at December 31, 2003 and 2002, respectively	67.0	66.9
Exchangeable Shares, no par value. Unlimited shares authorized; 1,641,312 and 1,643,248 outstanding at December 31, 2003 and 2002, respectively	78.2	78.3
Additional paid-in capital	1,599.2	1,596.8
Retained earnings	399.1	649.9
Unearned compensation	(1.0)	—
Accumulated other comprehensive income (loss)	(47.1)	(150.1)
Treasury stock at cost, 11,528,693 and 11,617,494 shares at December 31, 2003 and 2002, respectively	(482.7)	(486.3)

Total shareholders’ equity	1,612.7	1,755.5

Total liabilities and shareholders’ equity	$5,615.8	$5,599.5

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS

						Accumulated
	Common	Exchangeable	Additional Paid	Retained	Unearned	Other Comprehensive	Treasury
(In millions, except share amounts)	Stock	Shares	In Capital	Earnings	Compensation	Income (Loss)	Stock

Balance at December 31, 2000	$61.9	$63.5	$1,367.1	$809.6	$—	$(18.0)	$(487.0)

Net income	—	—	—	70.5	—	—	—
Issuance of new stock (4,179,626 shares of Common Stock and 856,237 Exchangeable Shares at $46.65 each)	4.2	39.9	190.8	—	—	—	—-
Retraction of Exchangeable Shares (152,190 shares of Common Stock issued and Exchangeable Shares retracted)	0.1	(7.4)	7.3	—	—	—	—
Dividends on Common Stock ($0.80 per share)	—	—	—	(42.3)	—	—	—
Foreign currency translation	—	—	—	—	—	(3.3)	—
Stock options exercised (78,550 shares)	0.1	—	2.1	—	—	—	—
Tax benefit on exercise of stock options	—	—	0.5	—	—	—	—
Pension plan additional minimum liability, net of tax benefit of $14.6	—	—	—	—	—	(25.9)	—
Unrealized loss on hedged transactions, net of tax benefit of $8.8	—	—	—	—	—	(14.4)	—
Stock option compensation	—	—	2.1	—	—	—	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (16,038 shares)	—	—	—	—	—	—	0.6

Balance at December 31, 2001	$66.3	$96.0	$1,569.9	$837.8	$—	$(61.6)	$(486.4)

Net loss	—	—	—	(142.4)	—	—	—
Retraction of Exchangeable Shares (359,816 shares of Common Stock issued and Exchangeable Shares retracted)	0.4	(17.4)	17.0	—	—	—	—
Cancellation of Exchangeable Shares (5,524)	—	(0.3)	0.3	—	—	—	—
Dividends on Common Stock ($0.80 per share)	—	—	—	(45.5)	—	—	—
Foreign currency translation	—	—	—	—	—	1.2	—
Stock options exercised (213,350 shares)	0.2	—	7.3	—	—	—	—
Tax benefit on exercise of stock options	—	—	1.5	—	—	—	—
Pension plan additional minimum liability, net of tax benefit of $55.4	—	—	—	—	—	(99.1)	—
Unrealized gain on hedged transactions, net of tax expense of $5.8	—	—	—	—	—	9.4	—
Stock option compensation	—	—	0.8	—	—	—	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (2,318 shares)	—	—	—	—	—	—	0.1

Balance at December 31, 2002	$66.9	$78.3	$1,596.8	$649.9	$—	$(150.1)	$(486.3)

Net loss	—	—	—	(205.0)	—	—	—
Retraction of Exchangeable Shares (1,936 shares of Common Stock issued and Exchangeable Shares retracted)	—	(0.1)	0.1	—	—	—	—
Dividends on Common Stock ($0.80 per share)	—	—	—	(45.8)	—	—	—
Foreign currency translation	—	—	—	—	—	12.8	—
Stock options exercised (67,200 shares)	0.1	—	1.6	—	—	—	—
Tax benefit on exercise of stock options	—	—	0.4	—	—	—	—
Pension plan additional minimum liability, net of tax benefit of $11.5	—	—	—	—	—	(21.7)	—
Unrealized gain on hedged transactions, net of tax expense of $68.5	—	—	—	—	—	111.9	—
Stock option compensation	—	—	0.4	—	—	—	—
Restricted stock grant (82,510 shares from treasury stock)	—	—	(0.1)	—	(3.3)	—	3.4
Amortization of unearned compensation on restricted stock	—	—	—	—	2.3	—	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (6,291 shares)	—	—	—	—	—	—	0.2

Balance at December 31, 2003	$67.0	$78.2	$1,599.2	$399.1	$(1.0)	$(47.1)	$(482.7)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions) Years ended December 31,	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$(205.0)	$(142.4)	$70.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting changes, net of taxes	4.5	—	—
Amortization of unearned compensation on restricted stock	2.3	—	—
Depreciation, amortization and cost of timber harvested	339.0	340.5	321.3
Deferred income taxes	(103.4)	(30.6)	61.2
Minority interests in net income (loss) of subsidiaries	(10.3)	(7.9)	41.6
Net gain on sale of assets	(124.0)	(85.7)	(163.3)
Impairment of assets	—	28.5	—
Changes in working capital:
Accounts receivable, net	(30.4)	36.4	125.5
Inventories	(35.9)	(6.7)	3.7
Income taxes receivable	75.6	(75.6)	—
Accounts payable and accrued liabilities	53.5	(58.3)	(65.5)
Income taxes payable	31.6	41.3	(1.7)
Other, net	22.8	1.7	(20.5)

Net cash from operating activities	20.3	41.2	372.8

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	—	(271.6)
Cash invested in fixed assets, timber and timberlands	(216.3)	(238.7)	(246.8)
Dispositions of fixed assets, timber and timberlands	154.3	26.5	15.2
Proceeds from the monetization of notes receivable	—	88.1	225.2
Cash invested in marketable securities	—	(1.5)	(2.1)
Cash from maturity of marketable securities	—	3.2	0.4

Net cash used for investing activities	(62.0)	(122.4)	(279.7)

Cash flows from financing activities:
Cash dividends, including minority interests	(45.3)	(49.6)	(119.0)
Short-term financing	973.5	1,109.7	1,398.9
Short-term financing repayments	(1,022.1)	(1,202.3)	(1,576.3)
Long-term financing	394.0	295.4	585.2
Payments of long-term debt	(276.6)	(71.9)	(375.9)
Stock options exercised	1.7	7.5	2.2
Other	—	—	0.1

Net cash from (used for) financing activities	25.2	88.8	(84.8)

Net increase (decrease) in cash and cash equivalents	(16.5)	7.6	8.3
Cash and cash equivalents:
Beginning of year	35.9	28.3	20.0

End of year	$19.4	$35.9	$28.3

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $7.4, $8.7, and $9.5	$184.9	$176.4	$158.0
Income taxes	$12.0	$26.5	$14.7

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

BASIS OF PRESENTATION:

The accompanying Consolidated Financial Statements include the accounts of Bowater Incorporated and Subsidiaries (collectively “Bowater”). As described more fully in Note 3, “Business Acquisitions,” Bowater completed the acquisition of Alliance Forest Products Inc. (“Alliance”) on September 24, 2001. The results of Alliance’s operations have been included in the Consolidated Financial Statements since September 24, 2001. These financial statements are expressed in United States dollars except where noted and have been prepared in accordance with United States generally accepted accounting principles. All consolidated subsidiaries are wholly-owned with the exception of the following:

Percent Ownership

Bowater Maritimes Inc.	67%
Calhoun Newsprint Company (“CNC”)	51%
Bowater Mersey Paper Company Ltd.	51%

All significant inter-company transactions and balances have been eliminated.

Bowater also has a 40% interest in and is the managing partner of an unconsolidated entity, Ponderay Newsprint Company, and a 30% interest in a Canadian sawmill, which are accounted for using the equity method of accounting.

CASH EQUIVALENTS:

Cash equivalents generally consist of direct obligations of the United States and Canadian governments and their agencies, investment-grade commercial paper and other short-term investment-grade securities with original maturities of three months or less. These investments are stated at cost, which approximates market value.

FINANCIAL INSTRUMENTS:

Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (see below). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that we record all derivatives as either assets or liabilities in the balance sheet at fair value. Changes in the derivative fair values that are designated effective and qualify as cash flow hedges are deferred and recorded as a component of “Accumulated other comprehensive income (loss)” until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from “Accumulated other comprehensive income (loss)” to the Consolidated Statement of Operations on the same line as the underlying transaction (cost of sales). Any ineffective portion of a hedging derivative’s change in fair value is recognized immediately in earnings.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. The adoption of SFAS No. 149 had no impact on our Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard had no impact on our Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined by using the average cost and last-in, first-out (“LIFO”) methods.

TIMBER AND TIMBERLANDS:

The acquisition cost of land and timber, property taxes, lease payments, site preparation and other costs related to the planting and growing of timber are capitalized. Capitalization policies are consistent prior to and during harvesting. Such costs, excluding land, are charged against revenue at the time the timber is harvested, based on annually determined depletion rates, and are included in the line titled “Depreciation, amortization and cost of timber harvested” in the Consolidated Statement of Operations. Depletion rates are determined based on the capitalized costs and the total timber volume based on the current stage of the growth cycle.

FIXED ASSETS AND DEPRECIATION:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets. Repairs and maintenance are charged to operations as incurred. Bowater capitalizes interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized on a straight-line basis over the useful lives of the assets.

ASSET RETIREMENT OBLIGATIONS:

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and in which a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs are to be allocated to expense using a systematic and rational method and the liability is to be accreted to its face amount. As more fully described in Note 2, “Asset Retirement Obligations,” effective January 1, 2003, Bowater adopted SFAS No. 143, which resulted in, among other things, a net charge of $2.1 million that is included in “Cumulative effect of accounting changes, net of taxes” in the 2003 Consolidated Statement of Operations. Prior to SFAS No. 143, Bowater had not recorded a liability for its asset retirement obligations.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:

Effective January 1, 2002, Bowater adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. In accordance with SFAS No. 144, long-lived assets and intangible assets subject to amortization would be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets (herein defined as “long-lived asset”) may not be recoverable.

Tests for recoverability of a long-lived asset to be held and used is measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows we use future projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. These assumptions include, among other estimates, periods of operation, projections of future product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation and projected capital spending. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value.

A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to January 1, 2002, we accounted for long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.”

GOODWILL:

Effective January 1, 2002, Bowater adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but are to be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. The impairment test involves a comparison of the fair value of each of our reporting units as defined under SFAS No. 142, with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, then goodwill of the reporting unit is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting entity being measured exceeds its fair value, up to the total amount of its assets. Fair value is determined with the assistance of an independent third party. In making our determination of fair value, we rely primarily on the discounted cash flow method. This method uses future projections of cash flows from each of the reporting units and includes, among other estimates, projections of future product pricing, production levels, product costs, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital. Changes in any of these estimates could have a material effect on the fair value of these assets in future measurement periods. See Note 4, “Goodwill” for a discussion of the adoption of Statement 142 and the transitional and annual goodwill impairment tests.

Prior to January 1, 2002, goodwill was amortized on a straight-line basis over the expected period to be benefited, and which did not exceed 40 years. Bowater assessed the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES:

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Bowater adopted this standard on April 1, 2001, and accounts for transactions relating to the standard in accordance with its provisions.

Note Monetizations — When Bowater monetizes notes receivable, it does so using qualified special purpose entities (“QSPE”) set up in accordance with SFAS No. 140. The QSPE’s that have been established for note monetization purposes have not been consolidated within Bowater’s financial statements (see Note 6, “Net Gain on Sale of Assets”). Bowater records gains or losses on the monetization of the notes receivable, with the amount of the gain or loss determined based on the original carrying amount of the notes, allocated between the assets monetized and the retained interests in the QSPE based on its relative fair value at the date of the monetization. Bowater’s retained interest consists principally of the excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the securities issued by the QSPE to third parties) and a cash reserve account established at inception. Fair values of the retained interest are estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates. The retained interest is included in “Other assets” in the Consolidated Balance Sheet. Excess cash flows revert to Bowater on a quarterly or semi-annual basis. The cash reserve account reverts to Bowater at the maturity of the investor notes.

Accounts Receivable Securitization Arrangement – Bowater entered into an accounts receivable securitization arrangement in December 2002. This accounts receivable securitization arrangement is accounted for as a secured borrowing in accordance with the requirements of SFAS No. 140. The securitization arrangement has been accounted for as on-balance sheet and therefore the accounts receivable and related borrowings are recorded on our Consolidated Balance Sheet. See Note 13, “Long-Term and Short-Term Debt and Off Balance Sheet Arrangements” for a discussion of the accounts receivable securitization arrangement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES:

Income taxes are accounted for under the asset and liability method, as prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income.

Bowater has not provided for U.S. income taxes on the undistributed earnings of certain of its foreign subsidiaries, as it has specific plans for the reinvestment of such earnings.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 were effective for exit or disposal activities that were initiated or modified after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003 and account for applicable exit or disposal activities in accordance with the provisions of SFAS No. 146, which impacts the timing of exit and disposal activities reported by us.

FOREIGN OPERATIONS:

Financial statements of the majority of Bowater’s Canadian and Korean operations are prepared using the United States dollar as their functional currency. Non-monetary assets and liabilities and related depreciation and amortization for these foreign operations are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the balance sheet date. Income and expense items are remeasured into U.S. dollars using an average exchange rate for the period. Gains and losses from foreign currency transactions and from remeasurement of the balance sheet are reported as “Other, net” in the Consolidated Statement of Operations.

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

OFF-BALANCE SHEET ARRANGEMENTS:

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and, if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. Bowater adopted the disclosure requirements of FIN 45 in 2002, while the recognition requirement is effective for guarantees issued or modified after December 31, 2002. The adoption of the recognition requirement had no impact on our 2003 Consolidated Financial Statements. See Note 13, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements,” for details of our off-balance sheet debt guarantees.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” Many variable interest entities (“VIE”) have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.

In October 2003, the FASB issued FASB Staff Position FIN 46-6 which (i) deferred the implementation of FIN 46 for VIEs created before February 1, 2003, for periods ending after December 15, 2003, and (ii) permitted early adoption of FIN 46 before the end of the deferral period for some or all VIEs in which an entity holds an interest. Effective July 1, 2003, Bowater early adopted FIN 46 specific to the Covington paper coating facility (referred to as “Nuway”) which had been financed through a special purpose entity (“SPE”). This SPE was determined to be a VIE and required to be consolidated by Bowater in accordance with FIN 46. As such, and as more fully described in Note 13, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements,” in the third quarter of 2003, Bowater consolidated the assets and liabilities of the SPE and recorded a net charge of $2.4 million that is included in “Cumulative effect of accounting changes, net of taxes” in the 2003 Consolidated Statement of Operations.

In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”). Under the new FIN 46R guidance, application of FIN 46R is required in financial statements of entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Although we do not expect the finalization of adoption of FIN 46R to have a material impact on our Consolidated Financial Statements, Bowater is currently evaluating other potential VIEs in accordance with FIN 46R and the impact on our financial statements. Bowater will finalize its adoption of FIN 46R in the first quarter of 2004.

STOCK-BASED COMPENSATION:

Bowater provides stock options and other stock-based compensation as more fully described in Note 20, “Stock-Based Compensation.” Bowater accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the underlying stock on the date of grant.

The following table represents the pro forma effect on net income (loss) and earnings (loss) per share if we had applied the fair value based method and recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

(In millions, except per-share amounts)	2003	2002	2001

Net income (loss) as reported:	$(205.0)	$(142.4)	$70.5
Add: Stock-based compensation expense included in net income (loss)	1.7	.8	1.3
Deduct: Stock-based compensation expense determined under fair value based methods, net of related tax effects	(7.3)	(8.3)	(8.8)

Pro forma net income (loss)	$(210.6)	$(149.9)	$63.0

Earnings (loss) per share:
Basic, as reported	$(3.60)	$(2.50)	$1.33
Basic, pro forma	(3.70)	(2.63)	1.19
Diluted, as reported	(3.60)	(2.50)	1.32
Diluted, pro forma	(3.70)	(2.63)	1.18

The fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002	2001

Assumptions:
Expected dividend yield	2.0%	1.6%	1.6%
Expected stock price volatility	31.8%	30.3%	32.0%
Risk-free interest rate	3.4%	4.6%	5.1%
Expected option lives	6.2 years	6.3 years	6.0 years

Weighted average fair value of each option	$12.19	$16.50	$17.43

The estimated fair value of the option is amortized to expense over the vesting period of the option award, in accordance with the provisions of SFAS No. 123.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123, Accounting for Stock-Based Compensation.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the amended disclosure requirements of SFAS No. 148 beginning with our year ended December 31, 2002.

PENSION, SAVINGS AND OTHER POSTRETIREMENT PLANS:

Bowater has contributory and noncontributory pension plans that cover substantially all employees. Our cash contributions to the plans have been sufficient to provide pension benefits to participants and meet the funding requirements of ERISA and applicable Pension Benefits Acts in Canada. We also sponsor defined benefit health care and life insurance plans for retirees at certain locations. Net periodic costs are recognized as employees render the services necessary to earn postretirement benefits.

In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003).” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement retains the disclosure requirements contained in the original SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003, thus, Bowater has included the required additional disclosures in Note 15, “Pension and Other Nonpension Postretirement Benefits.”

In addition to the pension and postretirement plans, Bowater sponsors savings plans for substantially all employees. Our contributions to these defined contribution plans are expensed as incurred.

Certain of the above plans are covered under collective bargaining agreements.

COMPREHENSIVE INCOME:

Comprehensive income (loss), net of taxes, consists of net income (loss), foreign currency translation adjustments, minimum pension liability adjustments and unrealized gain (loss) on hedged transactions and is presented in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet are as follows:

(In millions)	2003	2002

Pension plan additional minimum liabilities(1)	$(156.9)	$(135.2)
Foreign currency translation(2)	2.9	(9.9)
Unrealized gain (loss) on hedging transactions(3)	106.9	(5.0)

	$(47.1)	$(150.1)

(1)	Net of deferred tax benefit of $88.2 million and $76.7 million, in 2003 and 2002, respectively.

(2)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(3)	Net of deferred tax (expense) benefit of $(65.5) million and $3.0 million, in 2003 and 2002, respectively.

REVENUE RECOGNITION:

Bowater ships all products directly from its manufacturing sites to a customer’s location or to a customer-designated site. In accordance with Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, as revised by SAB No. 104, regarding revenue recognition, we recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

DISTRIBUTION COSTS:

Bowater’s shipping and handling costs are classified as distribution costs and presented separately on the Consolidated Statement of Operations, in accordance with the Emerging Issues Task Force (“EITF”) issued EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

BASIC AND DILUTED EARNINGS PER SHARE:

Basic earnings per common share, including Exchangeable Shares issued by our subsidiary, Bowater Canada Inc. (“Exchangeable Shares”), is calculated assuming no dilution. Diluted earnings per common share is computed using the weighted average number of outstanding common shares, including Exchangeable Shares, adjusted for the incremental shares attributed to dilutive common share equivalents (stock options and restricted stock).

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

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g. allowance for bad debts, inventory valuation, valuation allowances on deferred taxes, tax liabilities, impairment of assets, discount and return on assets rates and market valuations). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS:

Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2003 presentation.

Note 2. Asset Retirement Obligations

Bowater adopted SFAS No. 143, effective January 1, 2003, and recorded a cumulative effect charge, net of taxes, of $2.1 million to our Consolidated Statement of Operations for the first quarter of 2003. The adoption adjustment also included increases to fixed assets, net, of $0.9 million, long-term liabilities of $4.3 million and deferred tax assets of $1.3 million. Asset retirement obligations were recorded for those obligations where a legally enforceable obligation exists, the life is determinable and a reasonable estimate of fair value can be made. Asset retirement obligations recorded in connection with the adoption of SFAS No. 143 were primarily for industrial waste landfills, bark piles and sludge basins where we have a legally enforceable obligation to perform capping and post closure monitoring procedures upon closing of these assets.

Additionally, we have certain asset retirement obligations that have indeterminate useful lives and therefore have an indeterminate settlement date for the related asset retirement obligation. As a result, no asset retirement obligation has been recorded for these assets. These assets include, for example, wastewater and effluent ponds that will be required to be drained once the related operating facility is closed, and storage sites or owned facilities for which removal of chemicals and other related materials will be required once the related operating facility is closed. Once the life of these assets becomes determinable and an estimate of fair value can be made, an asset retirement obligation will be recorded.

Bowater has not had to legally restrict these assets for purposes of settling our asset retirement obligations.

The pro forma effects of the application of SFAS No. 143 on net income (loss), basic earnings (loss) per common share, diluted earnings (loss) per common share and the asset retirement obligation liability, as if the statement had been adopted on January 1, 2001 (rather than January 1, 2003), are presented below:

(In millions, except per-share amounts)	2003	2002	2001

Net income (loss)	$(202.9)	$(143.0)	$70.1
Basic earnings (loss) per common share	(3.56)	(2.51)	1.32
Diluted earnings (loss) per common share	(3.56)	(2.51)	1.31

Asset retirement obligation liability:
Beginning of year	$4.3	$4.0	$2.4
End of year	4.6	4.3	4.0

The asset retirement obligation liability increased from $4.3 million at January 1, 2003 to $4.6 million at December 31, 2003, with the increase of $0.3 million composed solely of accretion expense.

Note 3. Business Acquisitions

On April 1, 2001, Bowater signed a definitive agreement to acquire all of the outstanding stock of Alliance for C$13.00 in cash plus .166 shares of Bowater Common Stock or Exchangeable Shares for each Alliance common share. The results of Alliance’s operations have been included in the Consolidated Financial Statements since September 24, 2001, the effective date of the acquisition. Following the acquisition, Bowater changed Alliance’s name to Bowater Canadian Forest Products Inc. and Bowater Pulp and Paper Canada Inc. was subsequently amalgamated into this entity. Alliance was an integrated company specializing in timber harvesting and forest management, as well as the production and sale of newsprint, uncoated specialty paper, pulp, lumber and related products, with operations in Canada and the United States. The acquisition added supercalendered and specialty paper production in Quebéc, enabling Bowater to offer a fuller spectrum of groundwood paper grades. Also, a strategically located Alliance mill in Coosa

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pines Alabama, which produces market fluff pulp and newsprint and was modernized in the first quarter 2002 to produce 100% recycled fiber newsprint, enhances Bowater’s customer service capabilities. Alliance’s extensive sawmill system and approximately 18.0 million acres of cutting rights supports Bowater’s expanded operations.

The aggregate purchase price to Alliance shareholders was $485.9 million. The acquisition was financed through a $500.0 million Bridge Credit Agreement (see Note 13, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements”). As of September 24, 2001, the closing date of the transaction, Alliance had a total of approximately 30.3 million outstanding shares. Using the exchange ratio of .166, the 30.3 million Alliance shares resulted in the issuance of 4,179,626 shares of Bowater Common Stock ($1.00 par value) and 856,237 shares of Exchangeable Shares (no par value) for the equity consideration of $234.9 million and approximately $251.0 million in cash for the cash portion. Bowater Common Stock and Exchangeable Shares were valued at $46.65 per share which represents a six-day average (three trading days prior to April 1, 2001, the date of the definitive agreement, and three trading days after). Transaction costs of the acquisition were approximately $13.4 million and payments to Alliance for settlement of stock options were approximately $8.1 million. Total cash payments associated with the acquisition, net of cash acquired and including fees and expenses, were $265.8 million.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” whereby the total cost of the acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values at the effective date of the acquisition. The excess of the estimated fair value of the net assets purchased over the purchase price was approximately $118 million and was allocated to reduce the fair value of long lived assets. Independent appraisals and actuarial valuations were performed in connection with the acquisition.

In connection with the Alliance acquisition, Bowater recorded employee termination costs of approximately $20.6 million ($17.0 million in 2001 and $3.6 million in 2002), which included approximately $16.9 million in connection with the permanent closing of a newsprint machine and other assets at the Coosa Pines, Alabama facility. In 2003, Bowater recorded additional employee termination costs relating to the Alliance acquisition of approximately $0.5 million. Of the $21.1 million of total employee termination costs, exclusive of the effects of foreign exchange rates of approximately $0.3 million, approximately $1.4 million was paid during the fourth quarter of 2001, $18.1 million during 2002, and $1.5 million in 2003. The remaining accrual at December 31, 2003 of $0.4 million is expected to be paid in 2004 and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

The following summarized unaudited pro forma financial information assumes the Alliance acquisition had occurred on January 1 of the period presented. The summarized unaudited pro forma financial information does not purport to represent what the results of operations or financial position of Bowater would actually have been if the acquisition had in fact occurred on the assumed date, and we do not project the results of operations or financial position of Bowater for any future date or period. The selected summarized unaudited pro forma financial information does not reflect the cost savings and operating synergies expected to be realized in connection with the acquisition.

(In millions)	2001

Sales	$3,046.1
Net income	82.2
Diluted earnings per share	1.44

In the fourth quarter of 2001, Bowater made an investment of $5.8 million for a 30% interest in a Canadian sawmill, which is accounted for using the equity method of accounting.

Note 4. Goodwill

In accordance with SFAS No. 142, Bowater completed the transitional goodwill impairment test during the second quarter of 2002, and completed its annual goodwill impairment tests in the fourth quarters of 2002 and 2003, none of which indicated impairment. However, in future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill that would require a non-cash charge to the Consolidated Statement of Operations and may have a material effect on the financial condition and operating results of the company.

As of December 31, 2003 and 2002, we had unamortized goodwill in the amount of $828.2 million and $839.9 million, respectively, and no intangible assets with indefinite useful lives. For impairment testing purposes, goodwill of $530.4 million and $297.8 million (including allocated corporate goodwill of $185.6 million and $107.8 million, respectively) is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in the Newsprint Division and the Canadian Forest Products Division reportable segments, respectively, and includes five pulp and paper mills. Goodwill decreased by $11.7 million in 2003 as a result of the reduction of certain tax reserves in connection with the resolution of certain tax matters relating to a prior acquisition.

The reconciliation of net income (loss) and earnings (loss) per share, adjusted to exclude 2001 goodwill amortization expense, net of taxes, is as follows:

( in millions, except per-share amounts)	2003	2002	2001

Net income (loss):
Reported net income (loss)	$(205.0)	$(142.4)	$70.5
Goodwill amortization, net of taxes	—	—	23.9

Adjusted net income (loss)	$(205.0)	$(142.4)	$94.4

Basic earnings (loss) per common share:
Reported basic earnings (loss) per common share	$(3.60)	$(2.50)	$1.33
Goodwill amortization, net of taxes	—	—	0.45

Adjusted basic earnings (loss) per common share	$(3.60)	$(2.50)	$1.78

Diluted earnings (loss) per common share:
Reported diluted earnings (loss) per common share	$(3.60)	$(2.50)	$1.32
Goodwill amortization, net of taxes	—	—	0.45

Adjusted diluted earnings (loss) per common share	$(3.60)	$(2.50)	$1.77

Note 5. Asset Impairment

During the fourth quarter of 2002, Bowater announced that it would permanently close, at the end of April 2003, the older, high cost No. 3 paper machine at its Donnacona, Quebec mill and record an asset impairment charge of $26.4 million. Fair value of the No. 3 machine was determined based on the estimated sale and salvage value of the machine plus projected cash generated from its operations through April 2003. In addition, an impairment charge of approximately $2.1 million was recorded in 2002 for Nuway assets no longer expected to be utilized. For segment reporting purposes, the 2002 impairment charges are included in our Canadian Forest Products Division ($26.4 million) and our Coated and Specialty Papers Division ($2.1 million).

Note 6. Net Gain on Sale of Assets

(In millions)	2003	2002	2001

Gain on sale of timberlands	$122.7	$85.7	$169.0
Gain (loss) on sale of fixed assets	1.3	—	(5.7)

Gain on sale of assets	$124.0	$85.7	$163.3

In May 2003, Bowater completed the sale of approximately 82,000 acres of owned and leased timberlands for cash consideration of $121.8 million. This transaction resulted in a pretax gain of $97.5 million. We also received cash proceeds of $32.5 million for other timberland and asset sales in 2003, resulting in pretax gains of $26.5 million.

In January 2002, we completed the sale of approximately 116,000 acres of timberland for aggregate consideration of $104.2 million. We received $5.1 million in cash after expenses and $99.1 million in notes receivable. In March 2002, we monetized the notes receivable of $99.1 million for net cash proceeds of $88.1 million. These transactions resulted in a net pretax gain of $70.4 million.

➢	The notes receivable were monetized through a bankruptcy-remote limited liability company. The bankruptcy-remote subsidiary is a qualified special purpose entity (QSPE) under SFAS No. 140 and is not consolidated in our financial statements.

➢	This QSPE has issued fixed rate senior secured notes totaling $89.2 million, which are secured by the notes receivable held by the QSPE. The value of these senior secured notes is equal to approximately 90% of the value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the notes receivable. The full principal amount of the notes receivable is backed by a letter of credit issued by a third party financial institution.

➢	We retain an interest in the excess future cash flows of the QSPE (cash received from notes receivable versus cash paid out on the senior secured notes). We retained an interest in the QSPE valued at $7.1 million. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of a note with a low level of credit risk, contractually due in 15 years and not subject to prepayment. The discount rate used for the note is 6.91%.

➢	In 2002 we recorded a $3.9 million loss on the monetization of the notes receivable, which was based on the difference in the original carrying amount of the notes (allocated between the asset monetized and the retained interest) and the fair value at the date of the monetization.

Also in 2002, Bowater sold approximately 8,700 acres of other timberlands and recognized the previously deferred revenue in connection with the fourth quarter 2001 sale of 147,000 acres (discussed below) for a total net pretax gain of $15.3 million.

In the fourth quarter of 2001, Bowater completed the sale of approximately 147,000 acres of owned or leased timberland in North Carolina, South Carolina, Georgia and Tennessee, for aggregate consideration of $121.6 million, to two purchasers in separate transactions. We received $5.6 million in cash after expenses, and $115.8 million in two separate notes. In the fourth quarter of 2001, we monetized the two separate notes receivable of $115.8 million for net cash proceeds of $102.6 million and recorded a net pretax gain of $76.0 million, which included a loss on the monetization of the notes receivable of $3.5 million.

➢	The notes receivable were monetized through bankruptcy-remote limited liability companies. The bankruptcy-remote subsidiaries are QSPEs under SFAS No. 140 and are not consolidated in Bowater’s financial statements.

➢	These QSPEs have issued fixed and floating rate senior secured notes totaling $104.2 million, which are secured by the notes receivable held by the QSPEs. The value of these senior secured notes are equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by letters of credit issued by a third party financial institution.

➢	We retain an interest in the excess future cash flows of the QSPEs (cash received from notes receivable versus cash paid out on the senior secured notes). We retained an interest in the QSPE valued at $9.8 million. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of two individual notes with a low level of credit risk, contractually due in 15 years and not subject to prepayment. The discount rates used for the two individual notes were LIBOR plus .95% and 6.95%, respectively.

➢	We recorded a $3.5 million loss on the monetization of the notes receivable, which was based on the difference in the original carrying amount of the notes (allocated between the assets monetized and the retained interests) and the fair value at the date of the monetization.

➢	At December 31, 2001, we had deferred revenue of approximately $8.3 million for certain leased acreage and had approximately $3.2 million in related capitalized leasehold costs. The remaining net deferred gain of $5.1 million was recognized as income during 2002.

Regarding a 1999 land sale, CNC, a majority-owned subsidiary of Bowater, sold approximately 140,000 acres of timberlands in North Carolina and South Carolina for proceeds of $173.2 million (before expenses of $1.1 million). CNC received $26.2 million in cash and $145.9 million, consisting of two notes receivable. We recorded the transaction as an installment sale and as of December 31, 2000 had remaining deferred pretax gains of approximately $95.0 million. In the second quarter of 2001, CNC monetized the $145.9 million notes receivable through a bankruptcy-remote limited liability company for net cash proceeds of $122.6 million, and recorded a net pretax gain of $84.5 million. The $84.5 million net pretax gain was comprised of the deferred pretax gain on the 1999 timberland sale of $95.0 million, offset by a loss on the 2001 monetization of the notes receivable of $10.5 million. As a result of the monetization, a dividend of $60.1 million was paid to the minority shareholder of CNC during the second quarter of 2001.

➢	The bankruptcy-remote subsidiary is a QSPE under SFAS No. 140 and is not consolidated in Bowater’s or CNC’s financial statements.

➢	This QSPE issued fixed and floating rate senior secured notes totaling $125.7 million, which are secured by the notes receivable held by the QSPE. The value of these senior secured notes is equal to approximately 90% of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of the notes receivable. The full principal amount of the notes receivable is backed by letters of credit issued by a third party financial institution.

➢	We retain an interest in the excess future cash flows of the QSPE (cash received from notes receivable versus cash paid out on the senior secured notes). We retained an interest in the QSPE valued at $12.5 million. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of two individual notes with a low level of credit risk, contractually due in 13.5 years and not subject to prepayment. The discount rates used for the two individual notes were 7.36% and LIBOR plus 0.89.

➢	We recorded a $10.5 million loss on the monetized notes receivable, which was based on the difference in the original carrying amount of the notes receivable (allocated between the assets monetized and the retained interests) and the fair value at the date of the monetization.

We also received cash proceeds of $9.6 million for other timberland and asset sales in 2001, resulting in pretax gains of $2.8 million.

Note 7. Other Expense (Income)

Other expense (income) includes non-operating items. The breakdown of the components of “Other, net” in the Consolidated Statement of Operations for the three years ended December 31, 2003, 2002, and 2001 is as follows:

(In millions)	2003	2002	2001

Foreign exchange (gain) loss	$17.0	$(6.1)	$(5.9)
(Income) loss from joint venture	(1.6)	3.3	(1.9)
Other	(5.3)	(0.6)	(0.2)

	$10.1	$(3.4)	$(8.0)

Note 8. Earnings Per Share

Basic earnings (loss) per common share is calculated assuming no dilution. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Because they are exchangeable for common stock, Exchangeable shares are treated as common stock for this purpose. The reconciliation between basic and diluted earnings (loss) per common share for “Net income (loss)” is as follows:

(In millions, except per-share amounts)	2003	2002	2001

Basic computation:
Net income (loss)	$(205.0)	$(142.4)	$70.5

Basic income (loss) available to common shareholders	$(205.0)	$(142.4)	$70.5

Basic weighted average shares outstanding	57.0	56.9	53.0

Basic earnings (loss) per common share	$(3.60)	$(2.50)	$1.33

Diluted computation:
Basic income (loss) available to common shareholders	$(205.0)	$(142.4)	$70.5
Effect of dilutive securities	–	–	–

Diluted income (loss) available to common shareholders	$(205.0)	$(142.4)	$70.5

Basic weighted average shares outstanding	57.0	56.9	53.0
Effect of dilutive securities:
Options	–	–	0.3

Diluted weighted average shares outstanding	57.0	56.9	53.3

Diluted earnings (loss) per common share	$(3.60)	$(2.50)	$1.32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The dilutive effect of options outstanding is computed using the treasury stock method. Options for approximately 4.1 million shares, 3.5 million shares and 1.7 million shares, outstanding at December 31, 2003, 2002 and 2001, respectively, were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive.

Note 9. Inventories

(In millions)	2003	2002

At lower of cost or market:
Raw materials	$67.3	$54.9
Work in process	19.0	12.1
Finished goods	107.0	93.1
Mill stores and other supplies	108.2	105.9

	301.5	266.0
Excess of current cost over LIFO inventory value	(8.4)	(8.8)

	$293.1	$257.2

Inventories valued using the LIFO method comprised 5.2% and 4.5% of total inventories at December 31, 2003 and 2002, respectively.

Note 10. Fixed Assets

	Range of Estimated
(In millions)	Useful Lives in Years	2003	2002

Land and land improvements	10-20	$53.0	$56.1
Buildings	20-40	377.2	362.1
Machinery and equipment	5-20	5,802.7	5,378.4
Leasehold improvements	10-20	1.3	1.3
Construction in progress		45.0	281.6

		6,279.2	6,079.5
Less accumulated depreciation and amortization		2,721.9	2,433.9

		$3,557.3	$3,645.6

Note 11. Accounts Payable and Accrued Liabilities

(In millions)	2003	2002

Trade accounts payable	$202.2	$224.0
Payroll, bonuses and severance	64.4	69.1
Accrued interest	29.2	28.6
Employee benefits	74.7	55.8
Unrealized losses on hedging contracts	0.1	6.7
Taxes payable	34.1	9.1
Other	29.4	18.6

	$434.1	$411.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Acquisition/Divestiture and Severance Related Liabilities

COST REDUCTION PROGRAM:

In connection with a multifaceted cost reduction initiative announced in the fourth quarter of 2002, Bowater reduced its salaried and hourly workforce at certain locations by approximately 600 people and recorded approximately $47.9 million for employee termination costs ($34.5 million in 2003 and $13.4 million in 2002), including severance, medical, pension and other benefits. The majority of the 600 terminations were part of either a voluntary or involuntary workforce reduction that was finalized in 2003 or 2002. Included in the 2003 termination charges are pension related costs of $11.8 million for a pension and postretirement plan curtailment of approximately $5.3 million and other pension plan benefits of approximately $6.5 million related to accelerated pension years of service in connection with certain voluntary workforce reductions. The termination costs are classified as either cost of sales (manufacturing personnel) or selling and administrative expense (administrative personnel) in our Consolidated Statement of Operations. Payments under the cost reduction program totaled $26.6 million in 2003 and $0.5 million in 2002. The remaining severance related accrual at December 31, 2003 of $9.0 million, which excludes the pension related charges, is expected to be paid in 2004, and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

The following table summarizes the activity of our workforce reductions, by reportable segment:

	Expensed in Year Ended December 31,		Cumulative
			Expense
(In millions)	2003	2002	Incurred

Employee termination costs by segment:
Newsprint	$24.2	$5.9	$30.1
Coated and Specialty Papers	6.4	5.5	11.9
Canadian Forest Products	2.8	—	2.8
Forest Products	1.1	0.4	1.5
Corporate/ Other	—	1.6	1.6

	$34.5	$13.4	$47.9

ALLIANCE ACQUISITION:

The employee termination costs recorded in connection with the Alliance acquisition are discussed in Note 3, “Business Acquisitions.”

ENVIRONMENTAL RESERVES:

The environmental reserves are discussed in Note 18, “Commitments and Contingencies.”

The following tables summarize the activity for the liabilities associated with employee termination costs (excluding the pension related charges of $11.8 million) and environmental costs:

			Write-offs &	Increase
	Balance,	Reclassification	Payments Against	(Decrease)	Foreign	Balance,
(In millions)	12/31/02	Adjustments	Reserve	Reserve	Exchange	12/31/03

Employee termination costs	$14.2	$—	$(28.1)	$23.2	$0.1	$9.4
Environmental	16.0	0.2	(1.1)	—	2.7	17.8

	$30.2	$0.2	$(29.2)	$23.2	$2.8	$27.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Write-offs &	Increase
	Balance,	Reclassification	Payments Against	(Decrease)	Foreign	Balance,
(In millions)	12/31/01	Adjustments	Reserve	Reserve	Exchange	12/31/02

Employee termination costs	$15.5	$—	$(18.6)	$17.3	$—	$14.2
Environmental	13.2	—	(0.3)	2.9	0.2	16.0

	$28.7	$—	$(18.9)	$20.2	$0.2	$30.2

			Write-offs &	Increase
	Balance,	Reclassification	Payments Against	(Decrease)	Foreign	Balance,
(In millions)	12/31/00	Adjustments	Reserve	Reserve	Exchange	12/31/01

Employee termination costs	$—	$—	$(1.4)	$17.0	$(0.1)	$15.5
Environmental	14.0	—	(0.2)	—	(0.6)	13.2

	$14.0	$—	$(1.6)	$17.0	$(0.7)	$28.7

Note 13. Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements

SHORT-TERM DEBT:

Short-term bank debt — credit facilities:

					Weighted
					Average
		Amount Outstanding		Commitment	Interest
	Commitment	December 31,		Available (1)	Rate

(In millions)	2003	2003	2002	December 31, 2003

Revolving Credit Facility (2)	$500.0	$38.4	$25.0	$415.6	3.03%
364-day Accounts Receivable Securitization Arrangement (3)	200.0	161.2	154.0	—	1.10%
Bowater Canadian Forest Products Inc. (“BCFPI”) 364-Day Credit Facility (2)	100.0	—	70.0	71.4	—
Uncommitted line of credit	—	0.9	—	—	—

	$800.0	$200.5	$249.0	$487.0

(1)	Commitments available at December 31, 2003. The commitment available under the 364-day Accounts Receivable Securitization Arrangement is based on qualified trade accounts receivable. The commitment available under the Revolving Credit Facility and BCFPI 364-Day Credit Facility is subject to covenant restrictions listed in the long-term debt section below and is reduced by outstanding letters of credit, which were $46.0 million and $28.6 million, respectively.

(2)	Borrowings under the revolving and BCFPI 364-day credit facilities incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt.

(3)	The commitment available under the 364-day Accounts Receivable Securitization Arrangement is based on qualified trade accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin.

Bowater has a $500 million revolving credit facility and a $100 million three-year term loan that matures in April 2005. Borrowings under these facilities incur interest based, at our option, on specified market interest rates plus a margin tied to the credit ratings of our long-term debt. In addition to the amounts outstanding under the revolving credit facility, there were outstanding letter of credit commitments totaling $46.0 million at December 31, 2003 ($11.2 million issued in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

connection with our workers compensation insurance programs and $34.8 million related to the principal and interest on the industrial revenue bonds due 2029), reducing availability under the revolving credit facility.

In December 2002, we entered into a 364-day $200 million accounts receivables securitization arrangement whereby we agree to sell a significant portion of our trade accounts receivable to a special purpose entity and pledge those receivables as security for outstanding borrowings. In December 2003, the accounts receivable securitization arrangement was extended to December 2004. The securitization arrangement is accounted for as a secured borrowing in accordance with the requirements of SFAS No. 140. The securitization arrangement has been accounted for as on-balance sheet and therefore the accounts receivable and related borrowings are recorded on our Consolidated Balance Sheet. The special purpose entity that purchases the trade accounts receivable, Bowater Funding Inc., is a wholly owned consolidated subsidiary of Bowater. Some of our accounts receivable are required to be pledged as security for the outstanding borrowings even though the receivables may not qualify as borrowings. The amount that Bowater Funding Inc. can borrow at any time depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin.

In October 2003, the 364-day $100 million BCFPI credit facility was extended to October 2004. We have the right, at the termination date, to convert all outstanding amounts under the credit facility to a term loan with a one year maturity. In addition to the amounts outstanding, if any, there were letter of credit commitments totaling $28.6 million at December 31, 2003 ($6.0 million issued in connection with our workers compensation insurance programs, $16.9 million related to certain employee benefit plans, and $5.7 million for certain energy contracts).

LONG-TERM DEBT:

Long-term debt, net of current installments:

(In millions)	2003	2002
Unsecured:
Three-year Term Loan due 2005 with interest at floating rates ( 3.19% and 3.06% at December 31, 2003 and 2002)	$100.0	$240.0
7.95% Notes due 2011, net of unamortized original discount of $1.5 in 2003 and $1.7 in 2002	598.5	598.3
6.5% Notes due 2013, net of unamortized original discount of $1.5	398.5	—
9.00% Debentures due 2009	250.0	250.0
9.38% Debentures due 2021, net of unamortized original discount of $0.9 in 2003 and 2002	199.1	199.1
9.50% Debentures due in 2012, net of unamortized original discount of $0.2 in 2003 and 2002	124.8	124.8
10.63% Notes due 2010	119.2	121.8
10.85% Debentures due 2014	124.0	109.0
10.50% Notes due at various dates from 2004 to 2010	77.5	89.7
10.60% Notes due 2011	86.4	88.0
7.75% recycling facilities revenue bonds due 2022	62.0	62.0
7.40% recycling facilities revenue bonds due 2022	39.5	39.5
Industrial revenue bonds due 2029 with interest at floating rates	33.5	33.5
7.62% recycling facilities revenue bonds due 2016	30.0	30.0
10.26% Notes due at various dates from 2004 to 2011	19.2	21.8
Pollution control revenue bonds due at various dates from 2005 to 2010 with interest at varying rates from 6.85% to 7.62%	13.4	13.4
Non-interest bearing loan with Government of Quebéc	10.2	9.3
UDAG loan agreement due at various dates from 2004 to 2010 with interest rates varying from 5% to 6.5%	6.5	7.1
Non-interest bearing Notes due 2004	0.1	0.1

	$2,292.4	$2,037.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt maturities for the next five years are as follows:

		Amount
Year	Balance Sheet Classification	(In millions)
2004	Current installments of long-term debt	$13.4
2005	Long-term debt, net of current installments	113.6
2006	Long-term debt, net of current installments	20.5
2007	Long-term debt, net of current installments	13.6
2008	Long-term debt, net of current installments	23.8

Total debt includes $85.7 million at December 31, 2003 and $94.1 million at December 31, 2002, due to the revaluation of the debt balances acquired with the purchase of the Granada Operations paper mill in August 2000, and the acquisition of Avenor Inc. in July 1998.

On June 19, 2003, we sold, in a private placement, with registration rights, $400 million notes due 2013. Interest on the notes accrues at the annual rate of 6.5% and is payable on June 15 and December 15 of each year, beginning on December 15, 2003. We received net proceeds from the sale of the notes of approximately $392.8 million, which were net of the discount of $1.6 million and financing fees of $5.6 million. The discount and financing fees are being amortized over the life of the notes. The proceeds were used to pay amounts outstanding under short-term bank debt-credit facilities ($241.0 million) and a portion of the three-year term loan ($140.0 million). In August 2003, we used the $11.8 million balance of the net proceeds, plus new borrowings under our accounts receivable securitization program, to pay off the debt ($51.8 million) related to the Nuway facility (see below). In November 2003, Bowater completed a registered offering to exchange the notes issued in the private placement for new, freely-tradeable notes with substantially identical terms.

On November 6, 2001, Bowater’s wholly-owned subsidiary, Bowater Canada Finance Corporation, sold in a private placement with registration rights, $600 million of its 7.95% Notes due 2011, which are fully and unconditionally guaranteed by Bowater Incorporated. Proceeds from the sale of the Notes were approximately $585.2 million and were net of the discount of $1.9 million, deferred financing fees of $4.4 million, and cash paid of $8.5 million on the maturity of a treasury lock derivative instrument. The discount and financing fees are being amortized over the life of the notes. The proceeds were used to pay in their entirety all amounts outstanding under the $500 million Bridge Credit Agreement, which was used to finance the cash portion of the Alliance acquisition and the repayment of the Alliance debt (see Note 3, “Business Acquisitions”), and the balance applied to amounts outstanding under our short-term bank debt-credit facilities. In January 2002, Bowater completed a registration offering to exchange the Notes issued in the private placement for new, freely-tradeable notes with substantially identical terms.

Our credit facilities contain various covenants including requirements to maintain adequate net worth and compliance with a required ratio of total debt to total capital as defined in the credit facilities. In February 2004, effective beginning January 1, 2004, the company obtained an amendment, through April 1, 2005, to covenants contained in its U.S. and Canadian credit agreements where by the minimum net worth requirement (generally defined in the credit agreements as common shareholders’ equity plus any outstanding preferred stock plus minimum pension liability amounts) was reduced from $1.625 billion (in effect at December 31, 2003) to $1.525 billion and the total debt (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions) to total capital requirement (generally defined in the agreements as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts) was increased from 60% (in effect at December 31, 2003) to 61%. Also, if Bowater generates net income, the minimum net worth requirement increases by half of Bowater’s consolidated net income for each fiscal quarter (without giving effect to consolidated net losses). After April 1, 2005, the minimum consolidated net worth requirement increases to $1.62 billion, plus 50% of consolidated net income for each fiscal quarter since the first quarter of 2002 and the total debt to total capitalization ratio decreases to 60%. At December 31, 2003, our consolidated net worth was approximately $1.770 billion, and our ratio of total debt to total capital was 56.8%, calculated according to our credit facilities’ guidelines.

In February 2004, Moody’s downgraded Bowater’s credit rating to Ba2 with a negative outlook. In March 2004, the credit ratings of Bowater by S&P were downgraded to BB with a stable outlook. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on Bowater’s highest credit rating. Any reduction in the highest rating will increase our cost of borrowing. In addition to higher interest rates, although further downgrades would have no material impact on availability under our present debt and credit agreements, it could impact our access to and cost of capital and financial flexibility in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OFF-BALANCE SHEET ARRANGEMENTS:

Variable Interest Entities:

The Nuway paper coating facility located in Covington, Tennessee was constructed for Bowater in 2002. Construction of the facility was financed through an SPE. Bowater has no ownership interest in the SPE. Bowater Nuway Inc., a wholly-owned subsidiary of Bowater, had entered into a lease commitment with the SPE, the lessor in the transaction, for this facility. The Nuway facility commenced operations in March of 2002. Total costs incurred by the SPE for the construction of the Nuway facility were approximately $52.3 million. The assets and debt associated with this facility were not consolidated in Bowater’s financial statements prior to July 1, 2003. The lease was classified as an operating lease and the payments expensed in accordance with SFAS No. 13, “Accounting for Leases.” The base lease term for the facility was scheduled to expire on April 30, 2006.

Effective July 1, 2003, Bowater early adopted FIN 46 specific to the Nuway facility under the operating lease with the SPE. This special purpose entity was determined to be a VIE and required to be consolidated by Bowater in accordance with FIN 46. Bowater consolidated assets of approximately $49.4 million and debt of approximately $51.8 million and recorded a non-cash, after tax cumulative effect charge of $2.4 million, or $0.04 per diluted share, in the third quarter of 2003. On August 11, 2003, Bowater terminated the lease agreement with the SPE and paid approximately $51.8 million to pay off the debt.

The pro forma effects of the application of FIN 46, as if the statement had been adopted at the time the Nuway facility commenced operations (March of 2002 rather than July 1, 2003) are presented below:

(In millions, except per-share amounts)	2003	2002
Net loss	$(203.6)	$(144.0)
Basic earnings (loss) per common share	(3.57)	(2.53)
Diluted earnings (loss)	(3.57)	(2.53)

Off-Balance Sheet Debt Guarantees:

Bowater has off-balance sheet debt guarantees of approximately $49.5 million at December 31, 2003, with $39.2 million related to Ponderay Newsprint Company and $10.3 million related to Timber Note Holdings LLC, one of our QSPEs.

Bowater has a 40% interest in Ponderay Newsprint Company, an unconsolidated partnership. Ponderay has a credit agreement with several banks, in which Bowater and the other partners guarantee $98.0 million of Ponderay’s credit facility. Ponderay’s outstanding balance under the credit facility at December 31, 2003 was $98.0 million. Ponderay’s outstanding balance is reduced annually by its excess cash flows as defined in the credit facility and the final balance is due at maturity on April 12, 2006. Bowater guarantees 40% of the outstanding balance under the Ponderay credit facility. This credit facility cannot be increased once paid down, therefore, Bowater’s guarantee is reduced as the outstanding balance is reduced. Bowater would be required to perform on the guarantee if Ponderay were to default on its credit facility and Ponderay’s assets, which collateralize the debt, were insufficient to pay off the credit facility. Ponderay was in compliance with all its debt covenants as of December 31, 2003. Ponderay’s total assets and liabilities at December 31, 2003 were approximately $182 million and $113 million (which includes the above mentioned debt), respectively.

In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs. Bowater currently guarantees approximately $10.3 million of the investor notes principal balance. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $47 million and obligations of approximately $42 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes our retained interest with QSPEs as of December 31, 2003 and 2002 (in millions):

(In millions)	2003	2002
Calhoun Note Holdings AT LLC	$5.7	$5.4
Calhoun Note Holdings TI LLC	8.5	8.2
Bowater Catawba Note Holdings I LLC	1.7	1.6
Bowater Catawba Note Holdings II LLC	8.7	8.4
Timber Note Holdings LLC	3.3	3.8
Bowater Saluda LLC	6.8	6.5

	$34.7	$33.9

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

The components of the net gain (loss) related to cash flow hedges and included in “Accumulated other comprehensive income (loss)” for the years ended December 31, 2003, 2002, and 2001 are as follows:

(In millions)	2003	2002	2001
Gain (loss) resulting from reclassification of (gains) losses from Accumulated other comprehensive income (loss)	$(52.4)	$11.3	$8.9
Unrealized gain (loss) for change in value of cash flow hedges	232.8	3.9	(32.1)

	180.4	15.2	(23.2)
Income tax (expense) benefit	(68.5)	(5.8)	8.8

Net gain (loss)	$111.9	$9.4	$(14.4)

We expect to reclassify a gain of $126.7 million ($78.6 million, after taxes) from “Accumulated other comprehensive income (loss)” to earnings during the next twelve months as the hedged items affect earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contracts represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts.

		Net Asset (Liability)		Range Of	Weighted Average
	Notional		Fair	U.S.$/CDN$	U.S.$/CDN$
	Amount of	Carrying	Market	Exchange	Exchange
December 31, 2003 (in millions)	Derivatives	Amount	Value	Rates	Rate
Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2004	$572.5	$126.7	$126.7	.6476-.6124	.6247
Due in 2005	507.0	45.7	45.7	.7489-.6316	.6943

	$1,079.5	$172.4	$172.4

Long-term debt		$(2,305.8)	$(2,426.5)

		Net Asset (Liability)		Range Of	Weighted Average
	Notional		Fair	U.S.$/CDN$	U.S.$/CDN$
	Amount of	Carrying	Market	Exchange	Exchange
December 31, 2002 (in millions)	Derivatives	Amount	Value	Rates	Rate
Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2003	$407.6	$(5.7)	$(5.7)	.6560-.6199	.6381
Due in 2004	565.5	(2.7)	(2.7)	.6448-.6124	.6245

	$973.1	$(8.4)	$(8.4)

Long-term debt		$(2,121.7)	$(2,137.4)

From time to time, we also enter into certain commodity forward contracts that are not designated as accounting hedges. These derivative instruments are primarily intended to reduce volatility of prices for old newsprint and magazines. During 2001, an after tax loss of $0.8 million was recognized in earnings relating to these derivatives. At December 31, 2001, these commodity forward contracts had matured, and no additional commodity forward contracts were entered into during 2003 or 2002.

In May 2001, in connection with the then-pending acquisition of Alliance by Bowater, we entered into Canadian dollar option contracts with notional amounts of $250.0 million to economically hedge the Canadian dollar cash portion of the purchase price to be paid to the shareholders. We paid premiums of $1.5 million on the Canadian dollar option contracts and settled these contracts in July and September 2001, for pretax losses of approximately $1.2 million.

In October 2001, in connection with the forecasted issuance of the $600 million notes issued in a November 2001 private placement (see Note 13, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements”), Bowater entered into a treasury lock derivative designated as a cash flow hedge. The treasury lock derivative was entered into in order to hedge the exposure to the variability in cash flows for the future semi-annual interest payments related to the interest rate risk during the period October until the date of the private placement. The treasury lock was settled on November 6, 2001 for $8.5 million. The settlement amount has been deferred (included in “Other assets” on the Consolidated Balance Sheet) and is being amortized to interest expense over the life of the notes. Interest expense of $0.9 million, $0.9 million and $0.2 million was recorded for 2003, 2002 and 2001, respectively, in the Consolidated Statement of Operations.

In order to reduce our exposure to exchange rate fluctuations on our Canadian dollar denominated long-term debt, we enter into Canadian dollar forward contracts with notional amounts of approximately $100 million. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly and gains or losses are included in “Other, net” in our Consolidated Statement of Operations. At December 31, 2003, our outstanding Canadian dollar forward contracts had notional amounts of $100 million due on March 28, 2004. The fair value of the Canadian dollar forward contracts outstanding at December 31, 2003 was $0.1 million liability. At December 31, 2002,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our outstanding Canadian dollar forward contracts had notional amounts of $100 million due on March 28, 2003. The fair value of the Canadian dollar forward contracts outstanding at December 31, 2002 was $0.4 million liability. No contracts were outstanding at December 31, 2001. We recorded gains of approximately $21.6 million for 2003 and $2.2 million for 2002 and a loss of $2.3 million for 2001 in the Consolidated Statement of Operations as a result of these economic hedge contracts.

Additionally, in connection with the Alliance acquisition, Alliance had Canadian dollar range forward contracts in place, with expiration dates through 2003, to reduce the exposure to differences in the United States and Canadian dollar exchange rate as the majority of Alliance’s sales were sold into the United States and denominated in United States dollars. These Canadian dollar range forward contracts have not been accounted for as accounting hedges under SFAS No. 133 and, as such, changes in the derivatives’ fair values have been immediately recognized in earnings and included in “Other, net” in our Consolidated Statement of Operations. We recorded gains of approximately $0.1 million for 2003 and losses of $0.5 million for 2002 and $0.3 million for 2001 in the Consolidated Statement of Operations as a result of these Canadian dollar forward contracts. The fair value (liability) of the Canadian dollar forward contracts was ($0.3) million at December 31, 2002. As previously noted, the last of these contracts expired in 2003 and we have not replaced them.

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

A measurement date of September 30 is used for all of our defined benefit pension plans and nonpension postretirement plans.

The following tables include both foreign and domestic Plans. The benefit obligations of the Plans outside the United States are significant relative to the total benefit obligation; however, the assumptions used to measure the obligations of those Plans are not significantly different from those used for the United States Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans		Other Postretirement Plans
(In millions)	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$1,491.6	$1,407.5	$219.0	$185.9
Service cost	31.8	28.0	4.0	2.9
Interest cost	102.1	94.2	14.4	12.9
Amendments	2.2	0.6	4.6	(53.5)
Actuarial (gain) loss	104.0	52.0	58.2	79.3
Participant contributions	8.4	7.6	1.7	1.6
Curtailment (gain) loss	2.3	–	2.6	–
Settlement (gain) loss	(11.2)	–	–	–
Special termination benefits	6.1	–	–	–
Benefits paid	(99.9)	(85.0)	(13.6)	(10.7)
Effect of foreign currency exchange rate changes	177.4	(13.3)	10.4	0.6

Benefit obligation at end of year	$1,814.8	$1,491.6	$301.3	$219.0

Change in Plan assets:
Fair value of Plan assets at beginning of year	$1,024.4	$1,143.1	$–	$–
Transfer out	–	(15.5)	–	–
Actual return on Plan assets	170.0	(37.3)	–	–
Employer contributions	56.2	24.8	11.9	9.1
Participant contributions	8.4	7.6	1.7	1.6
Settlements	(10.9)	–	–	–
Benefits paid	(99.9)	(85.0)	(13.6)	(10.7)
Effect of foreign currency exchange rate changes	133.2	(13.3)	–	–

Fair value of Plan assets at end of year	$1,281.4	$1,024.4	$–	$–

Reconciliation of funded status:
Funded status excess (deficiency)	$(533.4)	$(467.2)	$(301.3)	$(219.0)
Unrecognized actuarial (gain) loss	447.2	388.0	185.9	133.9
Unrecognized transition amount	–	(0.5)	0.5	0.5
Unrecognized prior service cost	9.6	7.6	(39.4)	(50.9)

Net liability recognized	$(76.6)	$(72.1)	$(154.3)	$(135.5)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$5.8	$4.8	$–	$–
Accrued benefit liability	(339.8)	(298.2)	(154.3)	(135.5)
Intangible asset	9.5	7.6	–	–
Accumulated other comprehensive loss	247.9	213.7	–	–

Net liability recognized	$(76.6)	$(72.1)	$(154.3)	$(135.5)

The components of our net periodic benefit cost consist of:

	Pension Plans			Other Postretirement Plans
(In millions)	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$31.8	$28.0	$24.3	$4.0	$2.9	$1.7
Interest cost	102.1	94.2	86.5	14.4	12.9	8.0
Expected return on Plan assets	(103.9)	(108.6)	(110.7)	–	–	–
Amortization of transition amount	(0.6)	(0.5)	(0.5)	–	–	–
Amortization of prior service cost	0.9	0.6	0.5	(6.5)	0.6	0.4
Recognized net actuarial loss	4.5	5.9	2.1	7.9	2.8	0.3
Curtailment, settlement, and special termination benefits	11.4	–	(0.2)	2.6	–	–

Net periodic benefit cost	$46.2	$19.6	$2.0	$22.4	$19.2	$10.4

The following weighted average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic benefit cost for the year:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans		Other Postretirement Plans
	2003	2002	2003	2002
Projected benefit obligation:
Discount rate	6.0%	6.5%	6.0%	6.5%
Rate of compensation increase	3.9%	3.9%	3.9%	3.9%
Net periodic benefit cost:
Discount rate	6.5%	6.9%	6.5%	6.9%
Expected return on assets	8.0%	8.8%	—	—
Rate of compensation increase	3.9%	3.9%	3.9%	3.9%

As of December 31, 2003, Bowater decreased the Plans’ weighted average discount rate from 6.5% to 6.0% to more closely approximate interest rates on high-quality, long-term obligations as of the measurement date.

The assumed health care cost trend rates used to determine the projected benefit obligation for the Postretirement Plans as of December 31, 2003 and 2002 are as follows:

	2003	2002
Health care cost trend rate assumed for next year (pre-65 year old)	9.8%	10.0%
Health care cost trend rate assumed for next year (post-65 year old)	11.5%	11.7%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.0%	5.4%
Year that the rate reaches the ultimate trend rate	2014	2014

Variations in this health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have the following effects:

	1% Increase		1% Decrease
(In millions)	$	%	$	%
Accumulated postretirement benefit costs	$36.6	12%	$(30.6)	(10%)
Service and interest costs	2.4	13%	(2.0)	(11%)

To develop the expected long-term rate of return on assets assumption, the company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.0% long-term rate of return on assets assumption.

The sum of the projected benefit obligations and the sum of the fair value of Plan assets for pension Plans with projected benefit obligations in excess of plan assets were $1,814.8 million and $1,281.4 million, respectively, as of December 31, 2003, and were $1,491.6 million and $1,024.4 million, respectively, as of December 31, 2002. The sum of the accumulated benefit obligations and the sum of the fair value of Plan assets for pension Plans with accumulated benefit obligations in excess of Plan assets were $1,603.4 million and $1,261.6 million, respectively, as of December 31, 2003, and were $1,314.5 million and $1,007.6 million, respectively, as of December 31, 2002. The total accumulated benefit obligation for all pension plans was $1,623.2 million and $1,331.3 million at December 31, 2003 and 2002, respectively.

The provisions of SFAS No. 87, “Employees’ Accounting for Pensions,” required Bowater to record an additional minimum liability of $257.4 million and $221.3 million at December 31, 2003 and 2002, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of Plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $9.5 million and $7.6 million at December 31, 2003 and 2002, respectively, are included on the line titled “Other assets” in the Consolidated Balance Sheet. The remaining amounts of $156.9 million and $135.2 million, net of minority interest and related tax benefits, are recorded as a component of shareholders’ equity on the line titled “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet at December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The percentage of fair value of total plan assets held by our pension plans as of the measurement date were as follows:

	Weighted Average
Asset Category	Target Allocation	2003	2002
Equity securities	64%	63%	59%
Debt securities	34	34	38
Real estate	2	3	3

	100%	100%	100%

Our investment strategy for pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to secure our obligation to pay pension benefits to qualifying employees while minimizing and stabilizing pension expense and contributions. The asset allocation for each plan is reviewed periodically and rebalancing toward target asset mix is made when asset classes fall outside of a predetermined range. Risk is managed for each plan through diversification of asset classes, specific constraints imposed within asset classes, annual review of the investment policies to assess the need for changes, and monitoring of fund managers for compliance with mandates as well as performance measurement. A series of permitted and prohibited investments are listed in our respective investment policies. Prohibited investments include investments in the equity securities of Bowater or its affiliates as well as investments in our debt securities.

During 2004, Bowater expects to contribute approximately $60.9 million to its pension plans and approximately $14.0 million to its postretirement plans.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our postretirement benefits include prescription drug benefits for Medicare-eligible retirees. The Financial Accounting Standards Board (FASB) is currently discussing implementation and accounting issues; however, through the issuance of Staff Position FAS 106-1, the FASB will allow either immediate recognition or deferred recognition. Due to the various decisions that will need to be made regarding plan options and the fact that the FASB is still discussing the underlying accounting issues, we have elected to defer recognition and will recognize the effect of the Act at the earlier of: 1) when the underlying accounting issues are resolved by FASB; or 2) when plan costs have to be re-measured (e.g. for a plan amendment). While not yet measurable, we believe the Act will likely result in postretirement benefit liabilities that are lower than they would be without the effects of the Act.

In addition to the previously described pension and non-pension postretirement Plans, we also sponsor defined contribution Plans within the United States and for certain sites outside of the United States. Employees are allowed to contribute to the Plans, and we make matching contributions up to 7.2% of an individual employee’s annual compensation. Our expense for the defined contribution Plans totaled $3.6 million in 2003, $5.6 million in 2002, and $6.1 million in 2001.

Note 16. Income Taxes

The components of “Income (loss) before income taxes, minority interest, and cumulative effect of accounting changes” consist of the following for the years ended December 31, 2003, 2002, and 2001:

(In millions)	2003	2002	2001
United States	$4.7	$(158.8)	$109.3
Foreign	(285.6)	(92.0)	79.8

Income (loss) before income taxes, minority interests, and cumulative effect of accounting changes	$(280.9)	$(250.8)	$189.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income tax expense (benefit) consists of:

(In millions)	2003	2002	2001
Federal:
Current	$18.7	$(66.6)	$(5.1)
Deferred	(29.1)	(1.7)	43.6

	(10.4)	(68.3)	38.5

State:
Current	1.5	0.4	(6.2)
Deferred	(2.9)	(6.6)	14.0

	(1.4)	(6.2)	7.8

Foreign:
Current	13.1	(3.7)	27.1
Deferred	(71.4)	(22.3)	3.6

	(58.3)	(26.0)	30.7

Total:
Current	33.3	(69.9)	15.8
Deferred	(103.4)	(30.6)	61.2

	$(70.1)	$(100.5)	$77.0

The components of deferred income taxes at December 31, 2003 and 2002, in the accompanying Consolidated Balance Sheet are as follows:

(In millions)	2003	2002
Timber and timberlands (1)	$(45.1)	$(53.6)
Fixed assets, net	(694.6)	(677.3)
Deferred gains	(114.8)	(115.1)
Other assets	(24.5)	(15.5)

Deferred tax liabilities	(879.0)	(861.5)

Current assets (2)	5.8	2.6
Current liabilities (2)	14.1	17.7
Employee benefits and other long-term liabilities	179.8	191.7
United States tax credit carryforwards	104.8	110.7
Canadian investment tax credit carryforwards	38.1	14.8
Ordinary loss carryforwards	86.5	42.2
Valuation allowance	(30.5)	(25.3)

Deferred tax assets	398.6	354.4

Net deferred tax liability	$(480.4)	$(507.1)

(1)	Includes the deferred tax impact of the capitalization of lease payments, management fees and property taxes of approximately $91.3 million and $116.6 million at December 31, 2003 and 2002, respectively.

(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet.

The increase in the valuation allowance during 2003, of $5.2 million was due primarily to the impact of changes in exchange rates between the U.S. and Canadian currency.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the United States federal statutory and effective tax rates as a percentage of income (loss) before income taxes, minority interests, and cumulative effect of accounting changes:

	2003	2002	2001
United States federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(0.1)	1.1	2.2
Foreign taxes	3.3	3.9	0.4
Goodwill	—	—	4.1
Canadian investment tax credits	3.0	1.3	1.5
Foreign exchange and asset revaluation	(16.7)	(1.9)	(2.5)
Other, net	0.4	0.7	—

Effective income tax rate	24.9%	40.1%	40.7%

At December 31, 2003, we had United States federal and state net operating loss carryforwards of $6.9 million and $498.4 million, respectively, and Canadian federal and provincial net operating loss carryforwards of $156.6 million and $348.7 million, respectively. In addition, $38.1 million of Canadian investment tax credit carryforwards and $104.8 million of United States tax credit carryforwards were available to reduce future income taxes. The United States federal and state loss carryforwards expire at various dates up to 2023. The Canadian noncapital loss and investment tax credit carryforwards expire at various dates between 2004 and 2013. Of the United States tax credit carryforwards, $97.8 million consists of alternative minimum tax credits that have no expiration. We believe that deferred tax assets, net of the existing valuation allowance of $30.5 million at December 31, 2003, will be ultimately realized.

At December 31, 2003, unremitted earnings of subsidiaries outside the United States totaling $269.7 million were deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

In the normal course of business, we are subject to audits from the Federal, state, Canadian provincial and other tax authorities regarding various tax liabilities. The Canadian taxing authorities are auditing years 1999 through 2001 for our Canadian entities. The Internal Revenue Service (IRS) has closed audits of our U.S. federal income tax returns through fiscal year 1997. There were no material adjustments to the company’s tax liabilities arising from the closed IRS audits. The IRS chose not to audit our calendar years 1998 and 1999 tax returns; however, the IRS may adjust our reported tax liabilities for these years to the extent of refunds generated by operating loss carry backs from subsequent tax years. In 2003, the IRS began auditing our federal income tax returns for years 2000 through 2002.

These audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that taxes accrued on the Consolidated Balance Sheet fairly represent the amount of future tax liability due.

Note 17. Dividends to Minority Interest Shareholder

The Board of Directors of CNC declared dividends of $9.2 million in 2002 and $157.8 million in 2001. As a result, $4.5 million was paid in 2002 and $77.3 million was paid in 2001 to the minority shareholder. Of the $77.3 million dividend paid in 2001, a $60.1 million dividend was paid from the proceeds of the CNC notes receivable monetization as discussed in Note 6, “Net Gain on Sale of Assets.” No CNC dividends were declared or paid in 2003.

Note 18. Commitments and Contingencies

a.	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b.	Bowater maintains standby letters of credit in connection with its workers compensation insurance program. At December 31, 2003, there were standby letters of credit of $17.2 million outstanding under workers compensation insurance that includes $11.2 million against Bowater’s revolving credit facility and $6.0 million against the BCFPI 364-day credit facility.

c.	Bowater currently has recorded $19.8 million for environmental liabilities. Approximately $17.8 million of this $19.8 million relates to environmental reserves established in connection with prior acquisitions (Note 12, “Acquisition/Divestiture and Severance Related Liabilities”). The majority of these liabilities are recorded at undiscounted amounts and are included in pension, other postretirement benefits and other long-term liabilities on the Consolidated Balance Sheet. The $19.8 million represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management. Approximately $17.3 million of the $19.8 million relates to two previously owned Canadian mills for costs primarily associated with soil remediation, air compliance and landfill closure and one United States mill for costs primarily for soil testing and monitoring acquired in connection with the Alliance acquisition.

d.	In late 2001, Bowater, several other paper companies, and 120 other companies were named as defendants in asbestos personal injury actions based on product liability claims. These actions generally allege occupational exposure to numerous products. Bowater has denied the allegations and no specific product of Bowater has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury.

These claims have been filed by claimants who sought monetary damages in civil actions pending in state courts in Georgia, Illinois, Missouri, Mississippi, New York, Tennessee and Texas. Approximately 850 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 178 claims remain. Insurers are defending these claims and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on Bowater’s business, financial position or results of operations.

e.	Bowater may be a “potentially responsible party” (“PRP”) with respect to four hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA” or “Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The EPA, based on the remoteness of the site, listed it as “No Further Action Status” in September 2002. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. The fourth site is a drum recycling plant in South Carolina. We were one of numerous parties that shipped empty drums. The U.S. EPA has remediated the site pursuant to Superfund at a cost of $6.2 million. Bowater has been designated by the EPA as a de minimis PRP, which means that we will be required to pay a small percentage (estimated at 1-2%) of the cleanup cost based on the number of drums involved. We believe we will not be liable for any significant amounts at any of these sites.

f.	On December 28, 2001, we filed a lawsuit against the Tennessee Valley Authority (TVA) alleging that TVA overcharged us for electricity it supplied to our Calhoun, Tennessee and Grenada, Mississippi facilities. We are seeking over $40 million in damages, and TVA has not filed any counterclaims. The case is still in the discovery stage in federal court in Knoxville, Tennessee, and is scheduled for trial in January 2005.

Note 19. Cumulative and Redeemable Preferred Stock

Bowater is authorized to issue 10.0 million shares of serial preferred stock, $1 par value. As of December 31, 2003, no preferred shares were issued or outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Stock-Based Compensation

Bowater has three stock option plans – 1997, 2000 and 2002 pursuant to which stock options may be granted. These plans authorized the grant of up to 5.4 million shares of our Common Stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock awards. The option price for options granted under the 1997, 2000 and 2002 plans was based on the fair market value of our Common Stock on the date of grant.

All options granted through December 31, 2001, were exercisable at December 31, 2003. Options granted in 2003 and 2002 generally become exercisable over a period of two years. Unless terminated earlier in accordance with their terms, all options expire 10 years from the date of grant. The plans provide that any outstanding options will become immediately exercisable upon a change in control of Bowater. In such event, grantees of options have the right to require us to purchase such options for cash in lieu of the issuance of Common Stock. We received $1.7 million in 2003, $7.5 million in 2002 and $2.2 million in 2001 from the exercise of stock options. The exercise of stock options also generated tax benefits for us of $0.4 million in 2003, $1.5 million in 2002 and $0.5 million in 2001.

Bowater recorded a pretax charge of $0.4 million, $1.3 million and $2.1 million, respectively, in 2003, 2002 and 2001 for intrinsic value on its 2002 and 2000 stock option grants per the provisions of FIN 44 involving stock compensation transactions recorded under the rules outlined in APB No. 25. This charge was based on a measurement date that coincided with shareholder approval of the 2002 and 2000 stock option plan. Using a measurement date based on the 2002 and 2000 grant date and the assumptions in the table in Note 1 “Summary of Significant Accounting Policies — Stock-Based Compensation”, the weighted average fair value of each option would have been $15.18 and $17.51 for the 2002 and 2000 grant, respectively.

Information with respect to options granted under the stock option plans is as follows:

	2003		2002		2001
	Number	Weighted		Weighted		Weighted
	of	Average	Number of	Average	Number of	Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000’s)	Price	000’s)	Price	(000’s)	Price
Outstanding at beginning of year	3,541	$45	2,994	$43	2,285	$40
Granted during the year	668	41	759	47	823	51
Exercised during the year	(67)	26	(212)	33	(79)	31
Canceled during the year	(70)	48	—	—	(35)	49

Outstanding at end of year	4,072	44	3,541	45	2,994	43

Exercisable at end of year	3,044	$45	2,376	$43	1,881	$39

	Options Outstanding			Options Exercisable
	at December 31, 2003		Weighted	at December 31, 2003
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number of	Exercise	Contractual	Number of	Exercise
Prices	Shares (000’s)	Price	Life (years)	Shares (000’s)	Price
$21 to $30	226	$27	0.5	226	$27
$31 to $40	258	35	2.0	255	35
$41 to $50	2,937	45	6.6	1,919	46
$51 to $60	651	52	7.0	644	52

	4,072	$44	6.0	3,044	$45

On January 28, 2003, Bowater granted 82,510 shares of restricted stock to certain officers under the 2002 stock option plan. The 82,510 shares of restricted stock were issued from our treasury stock under the 2002 stock option plan. In accordance with APB No. 25, we are recognizing a compensation charge over the vesting periods equal to the fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market value of these shares on the date of the grant. The expense measured under SFAS No. 123 does not differ from that under APB 25. Shares of restricted stock awarded under the 2002 plan vest over a two year period. Restricted shares awarded under the 2002 stock option plan are subject to forfeiture in the event of termination of employment prior to the vesting dates. Prior to vesting, the participants may vote and receive dividends. The market value of the restricted shares granted on January 28, 2003 was approximately $3.3 million and was recorded in the first quarter of 2003 as “Unearned compensation,” which is a separate component of shareholders’ equity. For the remainder of 2003, we recorded compensation expense of approximately $2.3 million related to the amortization of unearned compensation.

Bowater has an Equity Participation Rights (“EPR”) Plan that allows it to grant equity participation rights to its employees. These rights confer the right to receive cash based on the appreciation of Bowater’s Common Stock price, but no right to acquire stock ownership. The rights have a vesting period of two years and, unless terminated earlier in accordance with their terms, expire 10 years after the grant date. The base price is the fair market value of Bowater Common Stock on the day of grant. The rights may be redeemed only for cash, and the amount paid to the employee at the time of exercise is the difference between the base price and the average high/low of Bowater’s Common Stock on the day of settlement.

Information with respect to rights granted under the EPR Plan is as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Rights	Exercise	Rights	Exercise	Rights	Exercise
	(000’s)	Price	(000's)	Price	(000's)	Price
Outstanding at beginning of year	2,141	$48	1,959	$48	1,778	$48
Granted during the year	257	41	295	47	248	52
Settled during the year	(5)	38	(84)	42	(39)	42
Canceled during the year	(6)	47	(29)	52	(28)	54

Outstanding at end of year	2,387	47	2,141	48	1,959	48

Outstanding at end of year	2,300	$48	2,044	$48	1,807	$48

Bowater-Halla Paper Co., Ltd. (“Halla”), our subsidiary located in South Korea, also has an EPR plan. The stock of Halla is not publicly traded. Therefore, the fair market value of the stock is determined annually by a third-party appraisal.

We record a liability for the Bowater and Halla EPRs during the vesting period and adjust this liability at each reporting period based on changes in the fair market value of the respective stocks. The liability amounts recorded at December 31, 2003 and 2002 are $4.8 million and $1.0 million, respectively. The charges (income) reflected in the Consolidated Statement of Operations pertaining to these rights and options were $3.9 million, $(3.2) million, $(8.6) million for the years 2003, 2002 and 2001, respectively.

Note 21. Exchangeable Shares

In conjunction with the 1998 acquisition of Avenor, Bowater’s indirect wholly-owned subsidiary, Bowater Canada Inc. (“BCI”), issued 3,773,547 shares ($183.6 million) of no par value Exchangeable Shares. Since 1998, BCI has issued an additional 1,359,620 Exchangeable Shares ($66.2 million) upon the redemption of Avenor’s 7.50% Convertible Unsecured Subordinated Debentures and 5,505 Exchangeable Shares ($0.3 million) for conversions prior to the redemption. BCI issued an additional 856,237 Exchangeable Shares ($39.9 million) in connection with the 2001 acquisition of Alliance. The Exchangeable Shares are exchangeable at any time, at the option of the holder, on a one-for-one basis for shares of Bowater Common Stock. Through December 31, 2003, 4,348,073 Exchangeable Shares ($211.5 million) had been exchanged for the same number of Bowater common shares and 5,524 Exchangeable Shares ($0.3 million) have been cancelled. Holders of Exchangeable Shares have voting rights substantially equivalent to holders of Bowater Common Stock and are entitled to receive dividends equivalent, on a per-share basis, to dividends

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

paid by Bowater on its Common Stock. At December 31, 2003, 1,641,312 Exchangeable Shares ($78.2 million) were outstanding.

Note 22. Treasury Stock

At December 31, 2003, Bowater held 11,528,693 shares of its Common Stock as treasury stock to pay for employee and director benefits and to fund its Dividend Reinvestment Plan. The shares are valued at their acquisition cost of $482.7 million. As of December 31, 2002, we held 11,617,494 shares at a cost of $486.3 million.

In May 1999, the Board of Directors authorized the repurchase of up to 5.5 million shares of Bowater’s Common Stock in the open market, subject to normal trading restrictions. We made no purchases under the program during 2003, 2002 or 2001. Since the beginning of the program, we purchased 3.1 million shares at a total cost of $155.5 million.

Note 23. Timberland Leases and Operating Leases

Bowater controls 0.1 million acres of timberlands under long-term leases expiring 2004 to 2058 for which aggregate lease payments were $0.4 million in 2003, $0.5 million in 2002 and $0.6 million in 2001. These lease costs are capitalized as part of timberlands and are charged against revenue at the time the timber is harvested.

In addition, we lease certain office premises, office equipment and transportation equipment under operating leases. Total rental expense for operating leases was $8.9 million in 2003, $8.0 million in 2002 and $7.5 million in 2001.

Bowater enters into various agreements, primarily supply agreements, in the normal course of business. Our purchase obligations related to these various agreements are presented in the table below. In connection with the acquisition of Alliance, Bowater assumed various long-term supply contracts, the more significant including a fiber supply contract, at market prices, for its Coosa Operation and a steam supply contract at its Dolbeau Operation. The Coosa fiber supply contract expires in 2014 and has total commitments of approximately $123.4 million ($13.6 million in year 2004, $45.4 million in years 2005-2008 and $64.4 million thereafter). In addition, our Dolbeau Operation’s steam supply contract expires in 2023 and has total commitments of approximately $191.7 million ($8.4 million in year 2004, $35.1 million in years 2005-2008 and $148.2 million thereafter).

At December 31, 2003, the future minimum rental payments under timberland leases and operating leases and commitments for purchase obligations are:

	Timberland	Operating	Purchase
(In millions)	Lease Payments	Leases, Net	Obligations
2004	$0.4	$8.1	$36.3
2005	0.4	6.3	29.3
2006	0.4	5.3	25.4
2007	0.4	3.7	24.2
2008	0.4	3.2	24.4
Thereafter	11.7	29.5	276.8

	$13.7	$56.1	$416.4

In addition, we manage approximately 32 million acres of Crown-owned land in Canada on which we have cutting rights. We make payments to various Canadian provinces based on the amount of timber harvested.

As noted in Note 13, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements,” Bowater terminated the lease agreement associated with the Nuway facility in connection with its repayment of the related debt. Prior to termination, the annual lease payments on the Nuway facility lease were approximately $1.5 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fixed assets, timber and timberlands on the Consolidated Statement of Cash Flows. We utilized our existing credit facilities to purchase the leased equipment from the special purpose entity.

Note 24. Segment Information

Below is a description of the types of products and services from which each reportable segment derives its revenues:

On September 24, 2001, Bowater completed the purchase of Alliance. As a result of the acquisition, Bowater is organized into five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, the Forest Products Division and the Canadian Forest Products Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate and Other Eliminations.” Therefore, the other four divisions are our reportable segments. Certain segment information for the year ended December 31, 2001 has been reclassified to conform to the 2003 and 2002 presentation.

NEWSPRINT DIVISION

The Newsprint Division operates seven manufacturing sites (including Ponderay Newsprint Company, an unconsolidated partnership) in the United States, Canada and South Korea. The principal product at these manufacturing sites is newsprint, but several of the sites also produce market pulp and uncoated specialty papers. This division has primary responsibility for the domestic and international marketing and sales of newsprint.

COATED AND SPECIALTY PAPERS DIVISION

The Coated and Specialty Papers Division operates a manufacturing site that produces coated paper, newsprint (until January 2003), market pulp and uncoated specialty papers, and two Nuway coating facilities, all located in the United States. This division is responsible for the marketing and sales of the full spectrum of all coated and uncoated specialty papers manufactured by Bowater.

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

FOREST PRODUCTS DIVISION

The Forest Products Division manages 1.0 million acres of timberland owned or leased in the United States and the Canadian provinces of Ontario and Nova Scotia and approximately 8.3 million acres of Crown-owned land in the province of Ontario on which we have cutting rights. The division also operates four softwood sawmills, supplies wood fiber to our pulp and paper production sites and markets and sells timber and southern yellow pine lumber in North America.

CANADIAN FOREST PRODUCTS DIVISION

The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The division manages 0.4 million acres of owned or leased timberland and approximately 23.5 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. The division also operates nine sawmills and one wood treatment plant, supplies wood to four paper mills and nine sawmills, and is responsible for the marketing and sales of its timber and lumber production.

Factors management used to identify our segments:

Bowater’s reportable segments are business units responsible for the marketing and sales of different products. They are managed separately because of the different products they are responsible for manufacturing and distributing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The line entitled “Segment income (loss)” in the following tables is equivalent to “Operating income (loss)” as presented in our Consolidated Statement of Operations. In addition, none of the income or loss items following “Operating income (loss)” in our Consolidated Statement of Operations are allocated to our segments, since they are reviewed separately by Bowater’s management.

The following tables summarize information about segment profit and loss and segment assets for the three years ended December 31, 2003, 2002 and 2001:

		Coated and		Canadian
		Specialty	Forest	Forest		Corporate/
	Newsprint	Papers	Products	Products	Special	Other
2003 (In millions)	Division	Division	Division	Division	Items	Eliminations	Total

Sales – including internal sales	$1,463.5	$502.3	$118.5	$735.2	$—	$—	$2,819.5
Eliminations of inter-segment sales	—	—	—	—	—	(98.4)	(98.4)

Sales	$1,463.5	$502.3	$118.5	$735.2	$—	$(98.4)	$2,721.1

Depreciation, amortization and cost of timber harvested	$188.9	$66.2	$11.8	$68.4	$—	$3.7	$339.0

Segment income (loss)	$(93.9)	$(44.4)	$(6.1)	$(41.8)	$124.0	$(38.7)	$(100.9)

Total assets	$2,619.2	$788.9	$243.5	$1,300.6	$—	$663.6	$5,615.8

Capital expenditures	$25.6	$139.0	$25.7	$22.8	$—	$3.2	$216.3

		Coated and		Canadian
		Specialty	Forest	Forest		Corporate/
	Newsprint	Papers	Products	Products	Special	Other
2002 (In millions)	Division	Division	Division	Division	Items	Eliminations	Total

Sales – including internal sales	$1,318.2	$484.2	$95.1	$744.9	$—	$—	$2,642.4
Eliminations of inter-segment sales	—	—	—	—	—	(61.3)	(61.3)

Sales	$1,318.2	$484.2	$95.1	$744.9	$—	$(61.3)	$2,581.1

Depreciation, amortization and cost of timber harvested	$192.3	$64.2	$9.5	$71.6	$—	$2.9	$340.5

Segment income (loss)	$(66.0)	$(35.2)	$(2.6)	$6.7	$85.7	$(84.3)	$(95.7)

Total assets	$2,745.8	$717.4	$243.9	$1,370.8	$—	$521.6	$5,599.5

Capital expenditures	$48.1	$136.5	$40.2	$9.4	$—	$4.5	$238.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Coated and		Canadian
		Specialty	Forest	Forest		Corporate/
	Newsprint	Papers	Products	Products	Special	Other
2001 (In millions)	Division	Division	Division	Division	Items	Eliminations	Total

Sales – including internal sales	$1,412.6	$516.4	$74.0	$518.3	$—	$—	$2,521.3
Eliminations of inter-segment sales	—	—	—	—	—	(67.0)	(67.0)

Sales	$1,412.6	$516.4	$74.0	$518.3	$—	$(67.0)	$2,454.3

Depreciation, amortization and cost of timber harvested	$187.2	$60.8	$11.3	$51.6	$—	$10.4	$321.3

Segment income (loss)	$115.6	$25.7	$(3.2)	$74.7	$163.3	$(62.7)	$313.4

Total assets	$3,111.7	$624.6	$258.6	$1,372.6	$—	$393.5	$5,761.0

Capital expenditures	$86.4	$121.3	$15.5	$19.1	$—	$4.5	$246.8

Special items consist of gain on sale of assets (see Note 6, “Net Gain on Sale of Assets”).

In 2003, Bowater sold newsprint to various related parties. Newsprint tons sold from consolidated entities to related parties represent approximately 28% of our total newsprint tons sold.

	Sales by Product

(In millions)	2003	2002	2001

Newsprint	$1,236.1	$1,199.2	$1,438.7
Coated and specialty papers	726.4	613.1	479.6
Market pulp	489.9	498.7	403.9
Lumber	236.9	243.4	98.1
Other	31.8	26.7	34.0

	$2,721.1	$2,581.1	$2,454.3

	Sales by Country (1)

(In millions)	2003	2002	2001

United States	$1,950.5	$1,862.7	$1,731.9
Foreign Countries
Canada	217.2	205.2	152.1
Korea	111.8	99.9	110.5
United Kingdom	77.9	82.5	56.1
Mexico	65.0	81.9	82.2
Italy	50.4	40.2	32.4
Brazil	19.2	29.7	52.4
Japan	19.4	26.7	31.7
Other countries (2)	209.7	152.3	205.0

	770.6	718.4	722.4

	$2,721.1	$2,581.1	$2,454.3

	Long-Lived Assets by Country (3)

(In millions)	2003	2002	2001

United States	$1,973.5	$2,015.0	$2,164.8
Canada	1,683.4	1,746.6	1,764.3
Korea	163.1	172.8	183.1

	$3,820.0	$3,934.4	$4,112.2

(1)	Revenues (from external customers) are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of Bowater’s 2003 consolidated sales.

(2)	No country in this group exceeded 10% of consolidated sales.

(3)	Excludes goodwill, financial instruments and deferred tax assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25. Quarterly Information (Unaudited)

Year ended December 31, 2003
(In millions, except per-share amounts)	First	Second	Third	Fourth	Year

Sales	$630.5	$664.1	$690.9	$735.6	$2,721.1
Operating income (loss)	(56.3)	31.6 (1)	(51.9)	(24.3)	(100.9)
Income (loss) before cumulative effect of accounting changes	(69.6)	(25.7)	(54.3)	(50.9)	(200.5)
Net income (loss)	(71.7)	(25.7)	(56.7)	(50.9)	(205.0)
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of accounting changes	(1.22)	(0.45)	(0.96)	(0.89)	(3.52)
Net income (loss)	(1.26)	(0.45)	(1.00)	(0.89)	(3.60)
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of accounting changes	(1.22)	(0.45)	(0.96)	(0.89)	(3.52)
Net income (loss)	(1.26)	(0.45)	(1.00)	(0.89)	(3.60)

Year ended December 31, 2002
(In millions, except per-share amounts)	First		Second	Third	Fourth		Year

Sales	$624.2		$646.8	$643.8	$666.3		$2,581.1
Operating income	46.8	(2)	(35.4)	(36.7)	(70.4	)(3)	(95.7)
Income (loss) before cumulative effect of accounting changes	10.2		(53.7)	(32.3)	(66.6)		(142.4)
Net income (loss)	10.2		(53.7)	(32.3)	(66.6)		(142.4)
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of accounting changes	0.18		(0.95)	(0.57)	(1.17)		(2.50)
Net income (loss)	0.18		(0.95)	(0.57)	(1.17)		(2.50)
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of accounting changes	0.18		(0.95)	(0.57)	(1.17)		(2.50)
Net income (loss)	0.18		(0.95)	(0.57)	(1.17)		(2.50)

(1)	Includes a net gain on sale of assets of $104.0 million.

(2)	Includes a net gain on sale of assets of $71.5 million.

(3)	Includes an asset impairment charge of $28.5 million.

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

Independent Auditors’ Report

The Board of Directors of Bowater Incorporated:

We have audited the accompanying consolidated balance sheet of Bowater Incorporated and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, capital accounts and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowater Incorporated and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities and its method of accounting for asset retirement obligations in 2003. The Company changed its method of accounting for goodwill and other intangible assets and its method of accounting for long-lived asset impairments in 2002.

/s/ KPMG LLP
KPMG LLP
Atlanta, Georgia
February 27, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of 2003 as a result of their evaluation that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding Bowater’s directors is incorporated by reference to the material under the headings “Election of Directors-Information on Nominees and Directors” and “Board and Committee Meetings” in our Proxy Statement with respect to the Annual Meeting of Shareholders scheduled to be held May 12, 2004, filed under Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).

Information regarding Bowater’s Audit Committee Financial Expert is included by reference to material under the heading “Corporate Governance-Audit Committee” in the Proxy Statement.

Information regarding changes to the procedures by which security holders may recommend nominees to Bowater’s board of directors is incorporated by reference to the material under the headings “Election of Directors-Corporate Governance Principles” and “Proposals by Shareholders” in the Proxy Statement.

Information regarding Bowater’s executive officers is provided under the caption “Executive Officers of the Registrant as of March 1, 2004” on pages 13-15 of this Form 10-K.

Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Bowater has adopted a code of business conduct that applies to all of Bowater’s North American employees, including but not limited to, Bowater’s chief executive officer, principal financial and accounting officer and controller. The code of business conduct is posted on Bowater’s website (http://www.bowater.com). Bowater will disclose amendments to its code of business conduct and any waivers of its provisions with respect to its chief executive officer, chief financial officer, principal accounting officer and controller on its website within five business days following the date of the amendment or waiver.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference to the material under the headings “Election of Directors-Director Compensation,” “Human Resources and Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Total Shareholder Return” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning (1) any person or group known to Bowater to be the beneficial owner of more than 5% of its voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading “Stock Ownership” in the Proxy Statement.

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of December 31, 2003.

			Common Shares
	Common Shares to be	Weighted Average	Remaining Available for
	Issued upon Exercise of	Exercise Price per	Future Issuance Under
Plan	Outstanding Options	Share	Equity Compensation Plan

1988 Stock Option Plan	65,000	$34.88	Plan expired
1992 Stock Option Plan	438,000	$30.99	Plan expired
1997 Stock Option Plan	824,750	$44.41	9,250
2000 Stock Option Plan	1,741,555	$49.03	33,445
2002 Stock Option Plan	1,002,944 (1)	$42.92	1,514,546 (2)

Total equity compensation plans approved by shareholders	4,072,249	$44.42	1,557,241 (2)

(1)	Excludes 82,510 shares of restricted stock that were issued in January 2003 to certain executive officers under the 2002 stock option plan.

(2)	In January 2004, Bowater granted 862,000 shares at a weighted average exercise price of $45.02 per share under the 2002 stock option plan.

Bowater has no equity compensation plans that were adopted without the approval of Bowater’s shareholders. Bowater’s Mid-Term Incentive Plan (the “MTIP”) and Bowater’s Outside Director Elective Stock Plan were adopted without shareholder approval and permit the issuance of equity compensation; however, each plan requires that all equity awards must be issued pursuant to one of Bowater’s other equity compensation plans, which have been approved by its shareholders.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference to the material under the heading “Related Party Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding the fees and services of Bowater’s principal accountants is incorporated by reference to the material under the heading “Appointment of Independent Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following are filed as a part of this Annual Report on Form 10-K:

(1)	The following are included at the indicated page of this Annual Report on Form 10-K:

Page(s)

Consolidated Statement of Operations for Each of the Years in the Three-Year Period Ended December 31, 2003	46
Consolidated Balance Sheet at December 31, 2003 and 2002	47
Consolidated Statement of Capital Accounts for Each of the Years in the Three-Year Period Ended December 31, 2003	48
Consolidated Statement of Cash Flows for Each of the Years in the Three- Year Period Ended December 31, 2003	49
Notes to Consolidated Financial Statements	50-83
Management’s Statement of Responsibility	84
Independent Auditors’ Report	84

(2)	The following financial statement schedule for the year ended December 31, 2003 is submitted:

Schedule II–Valuation and Qualifying Accounts	F-1
Independent Auditors’ Report on Schedule II	F-2

All other financial statement schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1	Arrangement Agreement dated as of April 1, 2001, by and between the Company and Alliance Forest Products Inc. (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2001, File No. 1-8712).

3.1	Restated Certificate of Incorporation of Bowater Incorporated, as amended (incorporated by reference to Exhibit 4.1 to Bowater Incorporated’s Registration Statement No. 333-018168).

3.2	Certificate of Designation of the special voting stock of Bowater Incorporated (incorporated by reference to Exhibit 4.11 to Amendment No. 1 to Bowater Incorporated’s Registration Statement No. 333-57839 (“Amendment No. 1 to the Registration Statement”)).

3.3	Bylaws of Bowater Incorporated amended and restated as of May 20, 1998 (incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Registration Statement).

4.1	Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to Bowater Incorporated’s Registration Statement No. 2-93455).

4.2	See Exhibits 3.1, 3.2 and 3.3.

Exhibit No.	Description

4.3	Purchase Agreement dated June 16, 2003, by and between Bowater Incorporated and UBS Securities, LLC as Representative of the Several Initial Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.1to Bowater Incorporated’s Quarterly Report on Form 10-Q for period ending June 30, 2003, File No. 1-8712 (the “June 2003 10-Q “)).

4.4	Indenture dated June 19, 2003, by and between Bowater Incorporated, as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the June 2003 10-Q).

4.5	Registration Rights Agreement dated June 19, 2003, by and among Bowater Incorporated, as Issuer, and UBS Securities LLC, J.P. Morgan Securities Inc., Scotia Capital (USA) Inc., BMO Nesbitt Burns Corp., Wachovia Securities, Inc., SunTrust Capital Markets, Inc., TD Securities (USA) Inc., BNY Capital Markets, Inc. and Banc of America Securities LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.3 to the June 2003 10-Q).

4.6	Purchase Agreement (the “Purchase Agreement”) dated as of October 31, 2001 by and among Bowater Canada Finance Corporation, Bowater Incorporated, Goldman, Sachs & Co., and J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I thereto. (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 2001, File No. 1-8712 (the “September 2001 10-Q”)).

4.7	Indenture dated as of October 31, 2001 by and among Bowater Canada Finance Corporation (as Issuer), Bowater Incorporated (as Guarantor) and The Bank of New York (as Trustee). (incorporated by reference to Exhibit 10.3 to the September 2001 10-Q).

4.8	Exchange and Registration Rights Agreement dated as of November 6, 2001 by and among Bowater Canada Finance Corporation, Bowater Incorporated, Goldman, Sachs & Co., and J.P. Morgan Securities Inc., as representatives of the several purchasers named in Schedule I to the Purchase Agreement. (incorporated by reference to Exhibit 10.4 to the September 2001 10-Q).

†10.1	Employment Agreement, dated as of July 20, 1994, by and between Bowater Incorporated and Arnold M. Nemirow (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1994, File No. 1-8712).

†10.2	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and Arthur D. Fuller (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 1997, File No. 1-8712).

†10.3	Employment Agreement, dated as of April 1, 1995, by and between Bowater Incorporated and E. Patrick Duffy (incorporated by reference to Exhibit 10.4 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 1995, File No. 1-8712).

†10.4	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and Richard K. Hamilton (incorporated by reference to Exhibit 10.16 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1997, File No. 1-8712 (the “1997 10-K”)).

†10.5	Employment Agreement, dated as of July 24, 1998, by and between Bowater Incorporated and David J. Steuart (incorporated by reference to Exhibit 10.5 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 1998 (the “September 1998 10-Q”)).

†10.6	Agreement, dated as of July 24, 1998, between David J. Steuart and Bowater Incorporated. (incorporated by reference to Exhibit 10.6 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 2000, File No. 1-8712 (the “2000 10-K”)).

†10.6.1	First Amendment to Agreement, dated as of July 24, 1998, between David J. Steuart and Bowater Incorporated. (incorporated by reference to Exhibit 10.8 to the September 2001 10-Q).

Exhibit No.	Description

†10.7	Employment Agreement, dated as of April 1, 1996, by and between Bowater Incorporated and Anthony H. Barash (incorporated by reference to Exhibit 10.14 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1995, File No. 1-8712 (the “1995 10-K”)).

†10.7.1	Modification of Employment Agreement and Cancellation of Change in Control Agreement dated as of June 21, 2002, by and between Bowater Incorporated and Anthony H. Barash (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 2002, File No. 1-8712 (the “June 2002 10-Q”)).

†10.8	Employment Agreement, dated as of November 1, 1998, by and between Bowater Incorporated and Jerry R. Gilmore (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 1999, File No. 1-8712 (the “March 1999 10-Q”)).

†10.9	Employment Agreement, dated as of August 1, 1998, by and between Bowater Incorporated and William G. Harvey (incorporated by reference to Exhibit 10.3 to the September 1998 10-Q).

†10.10	Employment Agreement, dated as of October 21, 1996, by and between Bowater Incorporated and Steven G. Lanzl (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1996, File No. 1-8712 (the “1996 10-K”)).

†10.11	Employment Agreement, dated as of November 1, 1995, by and between Bowater Incorporated and David G. Maffucci (incorporated by reference to Exhibit 10.12 to the 1995 10-K).

†10.12	Form of Employment Agreement by and between Bowater Incorporated and each of Robert A. Moran and Michael F. Nocito (incorporated by reference to Exhibit 10.4 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1993, File No. 1-8712).

†10.12.1	Modification of Employment Agreement and Cancellation of Change in Control Agreement dated as of December 31, 2002, by and between the Company and Robert A. Moran (incorporated by reference to Exhibit 10.12.1 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 2002, File No. 1-8712 (the “2002 10-K”)).

†10.13	Employment Agreement, dated as of July 24, 1998, by and between Bowater Incorporated and R. Donald Newman (incorporated by reference to Exhibit 10.4 to the March 1999 10-Q).

†10.14	Bowater Incorporated 2002 Stock Option Plan, dated as of January 30, 2002 (incorporated by reference to Exhibit 10.14 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 2001, File No. 1-8712).

†10.14.1	First Amendment to the Bowater Incorporated 2002 Stock Option Plan dated September 16, 2002. (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 2002, File No. 1-8712).

†10.15	Employment Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright (incorporated by reference to Exhibit 10.1 to the March 1999 10-Q).

†10.16	Form of Amended and Restated Change in Control Agreement, executed as of June 9, 2000, by and between Bowater Incorporated and each of E. Patrick Duffy, Arthur D. Fuller, Jerry R. Gilmore, Richard K. Hamilton, William G. Harvey, Steven G. Lanzl, David G. Maffucci, Arnold M. Nemirow, R. Donald Newman, Michael F. Nocito, David J. Steuart and James T. Wright (incorporated by reference to Exhibit 10.5 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 2000, File No. 1-8712 (the “September 2000 10-Q”)).

†10.17	Compensatory Benefits Plan of Bowater Incorporated, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.6 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 1999, File No. 1-8712 (the “June 1999 10-Q”)).

Exhibit No.	Description

†10.18	Outside Director Elective Stock Option Plan, dated as of March 2, 2001. (incorporated by reference to Exhibit 10.6 to the 2000 10-K).

†10.19	Deferred Compensation Plan for Outside Directors of Bowater Incorporated, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.18.1 to the 1996 10-K).

†10.19.1	Amendment No. 1 dated November 1, 2001 to the Bowater Incorporated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, File No. 1-8712 (the “March 2002 10-Q”)).

†10.20	Retirement Plan for Outside Directors of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.7 to the June 1999 10-Q).

†10.20.1	First Amendment to the Bowater Incorporated Retirement Plan for Outside Directors, executed on September 13, 2000 (incorporated by reference to Exhibit 10.6 to the September 2000 10-Q).

†10.20.2	Second Amendment dated as of November 6, 2001 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated February 26, 1999 (incorporated by reference to Exhibit 10.2 to the March 2002 10-Q).

†10.21	Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.8 to the June 1999 10-Q).

†10.21.1	First Amendment to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2000, File No. 1-8712 (the “March 2000 10-Q”)).

†10.21.2*	Second Amendment, effective as of November 6, 2001, to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999.

†10.21.3*	Third Amendment, effective as of September 23, 2003, to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999.

†10.22	Equity Participation Rights Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.9 to the June 1999 10-Q).

†10.22.1	First Amendment to Equity Participation Rights Plan of Bowater Incorporated, dated as of November 22, 1999 (incorporated by reference to Exhibit 10.32.1 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1999, File No. 1-8712 (the “1999 10-K”)).

†10.23	1988 Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Bowater Incorporated’s Proxy Statement for 1988, File No. 1-8712).

†10.23.1	Amendment to 1988 Stock Incentive Plan of Bowater Incorporated, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1989, File No. 1-8712 (the “1989 10-K”)).

†10.23.2	Second Amendment, effective April 15, 1998, to the 1988 Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.32.2 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1998, File No. 1-8712 (the “1998 10-K”).

Exhibit No.	Description

†10.23.3	Third Amendment, effective February 26, 1999, to the 1988 Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.10 to the June 1999 10-Q).

†10.24	Amended and Restated Benefit Plan Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 1998, File No. 1-8712 (the “June 1998 10-Q”)).

†10.24.1	First Amendment, effective February 26, 1999, to the Amended and Restated Benefit Plan Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.11 to the June 1999 10-Q).

†10.25	Amended and Restated Executive Severance Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.3 to the June 1998 10-Q).

†10.25.1	First Amendment, effective February 26, 1999, to the Amended and Restated Executive Severance Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.12 to the June 1999 10-Q).

†10.26	Amended and Restated Outside Directors Benefit Plan Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.2 to the June 1998 10-Q).

†10.26.1	First Amendment, effective February 26, 1999, to the Amended and Restated Outside Directors Benefit Plan Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.13 to the June 1999 10-Q).

†10.27	Benefits Equalization Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.14 to the June 1999 10-Q).

†10.27.1	Amendment No. 1 dated December 12, 2001 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999 (incorporated by reference to Exhibit 10.1 to the March 2002 10-Q).

†10.27.2*	Amendment No. 2 dated September 23, 2003 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999.

†10.28	1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Bowater Incorporated Annual Report on Form 10-K for the period ending December 31, 1991, File No. 1-8712).

†10.28.1	First Amendment, effective April 15, 1998, to the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.37.1 to the 1998 10-K).

†10.28.2	Second Amendment, effective February 26, 1999, to the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the June 1999 10-Q).

†10.29	Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.31 to the 1996 10-K).

†10.29.1	First Amendment, effective April 15, 1998, to the Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.38.1 to the 1998 10-K).

†10.29.2	Second Amendment, effective February 26, 1999, to the Bowater Incorporated 1997 Stock Option Plan, as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.16 to the June 1999 10-Q).

†10.30	Bowater Incorporated 2000 Stock Option Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.40 to the 1999 10-K).

Exhibit No.	Description

†10.31	Senior Executive Retirement Plan of Bowater Incorporated’s subsidiary, Bowater Canadian Forest Products Inc. (formerly Bowater Pulp and Paper Canada Inc., and formerly Avenor Inc.), effective as of November 28, 1997 (incorporated by reference to Exhibit 10.40 to the 1998 10-K).

†10.31.1*	Form of Letter of Notification to Senior Managers of Alliance Forest Products, Inc. with respect to the harmonization of methodology to be used to qualify termination benefits payable under the Defined Benefits Supplemental Executive Retirement Plan.

†10.32	Bowater Incorporated Annual Incentive Plan, as amended and restated effective as of January 1, 1999 (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2000, File No. 1-8712 (“the March 2000 10-Q”).

†10.33	Bowater Incorporated 2000-2002 Long-Term Incentive Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 2000, File No. 1-8712).

10.34	Licensing Agreement, dated as of December 30, 1976, as amended, between Bowater Incorporated and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to Bowater Incorporated’s Registration Statement No. 2-90172).

10.35	Trademark Agreement, dated May 8, 1984, between Bowater Incorporated and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to Bowater Incorporated’s Registration Statement No. 2-90172).

10.36	World-Wide Trademark Ownership, Use and Assignment Agreement, effective as of June 30, 1997, by and between Bowater Incorporated and Rexam plc (formerly Bowater plc) (incorporated by reference to Exhibit 10.40 to the 1997 10-K).

10.37	Support Agreement, dated as of July 24, 1998, between Bowater Incorporated, Bowater Canadian Holdings Incorporated and Bowater Canada Inc. (incorporated by reference to Annex G of the Joint Management Information Circular and Proxy Statement filed on June 18, 1998, on Schedule 14A for Bowater Incorporated, File No. 1-8712 (the “Schedule 14A”)).

10.38	Voting and Exchange Trust Agreement, dated as of July 24, 1998, between Bowater Incorporated, Bowater Canadian Holdings Incorporated, Bowater Canada Inc. and Montreal Trust Company of Canada (incorporated by reference to Annex F to the Schedule 14A).

10.39	Stock Purchase Agreement, dated as of May 18, 1999, by and between Inexcon Maine, Inc. and Bowater Incorporated (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Current Report on Form 8-K filed on September 1, 1999, File No. 1-8712 (the “September 1999 8-K”)).

10.39.1	Amendment No. 1, dated August 17, 1999, to the Stock Purchase Agreement, dated May 18, 1999, between Inexcon Maine, Inc. and Bowater Incorporated (incorporated by reference to Exhibit 2.1.1 to the September 1999 8-K).

10.40	Credit Agreement dated as of October 26, 2001 between Bowater Pulp and Paper Canada Inc. (as Borrower) (now known as Bowater Canadian Forest Products Inc.), Bowater Incorporated (as Guarantor), the Bank of Nova Scotia (as Administrative Agent) and the Banks from time to time parties thereto. (incorporated by reference to Exhibit 10.1 to the September 2001 10-Q).

10.40.1	First Amending Agreement, dated October 18, 2002, to the Credit Agreement dated as of October 26, 2001 between Bowater Pulp and Paper Canada Inc. (as Borrower) (now known as Bowater Canadian Forest Products Inc.), Bowater Incorporated (as Guarantor), the Bank of Nova Scotia (as Administrative Agent) and the Banks from time to time parties thereto (incorporated by reference to Exhibit 10.40.1 to the 2002 10-K).

Exhibit No.	Description

10.40.2	Second Amending Agreement dated October 7, 2003, to the Credit Agreement dated as of October 26, 2001, between Bowater Pulp and Paper Canada Inc. (as Borrower) (now known as Bowater Canadian Forest Products Inc.), Bowater Incorporated, the Bank of Nova Scotia and certain lenders (incorporated by referenced to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 2003, File 1-8712 (the “September 2003 10-Q”)).

10.40.3*	Third Amending Agreement dated February 27, 2004, to the Credit Agreement dated as of October 26, 2001, between Bowater Pulp and Paper Canada Inc. (as Borrower) (now known as Bowater Canadian Forest Products Inc.), Bowater Incorporated, the Bank of Nova Scotia and certain lenders.

†10.44	Employment Agreement dated as of September 24, 2001, by and between the Company and Pierre Monahan. (incorporated by reference to Exhibit 10.5 to the September 2001 10-Q).

†10.44.1*	Letter of Amendment dated June 3, 2003 to Employment Agreement by and between the Company and Pierre Monahan.

†10.45	Change in Control Agreement dated as of September 24, 2001, by and between the Company and Pierre Monahan (incorporated by reference to Exhibit 10.6 to the September 2001 10-Q).

†10.46	Credit Agreement dated May 22, 2002 between Bowater Incorporated, JPMorgan Chase Bank, as Administrative Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 2002, File No. 1-8712).

10.46.1	Amendment No. 1 dated September 12, 2003, to the Credit Agreement dated as of May 22, 2002, between Bowater Incorporated, each of its subsidiaries, JP Morgan Chase Bank, and certain lenders (incorporated by reference to Exhibit 10.2 to the September 2003 10-Q).

10.46.2*	Amendment No. 2 dated February 27, 2004, to the Credit Agreement dated as of May 22, 2002, between Bowater Incorporated, each of its subsidiaries designated as Subsidiary Borrowers, JP Morgan Chase Bank, and certain lenders.

10.47	Loan Agreement dated December 19, 2002 among Bowater Funding Inc. (as Borrower), Bowater Incorporated (as Initial Servicer), Suntrust Capital Market, Inc. and Wachovia Bank, National Association (as Co-Agents) and Suntrust Capital Markets, Inc. (as Administrative Agent) (incorporated by reference to Exhibit 10.49. to the 2002 10-K”).

10.47.1*	Amendment No. 1, dated December 18, 2003 to Loan Agreement dated December 19, 2002 among Bowater Funding Inc. (as Borrower), Bowater Incorporated (as Initial Servicer), Suntrust Capital Market, Inc. and Wachovia Bank, National Association (as Co-Agents) and Suntrust Capital Markets, Inc. (as Administrative Agent).

10.48	Receivables Sales Agreement dated December 19, 2002 among Bowater Incorporated and Bowater America Inc. (as Sellers) and Bowater Funding Inc. (as Buyer) (incorporated by reference to Exhibit 10.50 to the 2002 10-K).

†10.49*	Employment Agreement dated as of January 16, 2004, by and between Bowater Incorporated and Ronald T. Lindsay.

†10.50*	Change in Control Agreement dated as of January 16, 2004, by and between Bowater Incorporated and Ronald T. Lindsay.

†10.51*	Bowater Incorporated Mid-Term Incentive Plan, effective as of January 1, 2003.

12.1*	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the registrant.

Exhibit No.	Description

23.1*	Consent of Independent Auditors.

31.1*	Certification of CEO Pursuant to Section 302.

31.2*	Certification of CFO Pursuant to Section 302.

32.1*	Certification of CEO Pursuant to Section 906.

32.2*	Certification of CFO Pursuant to Section 906.

*	Filed with this Form 10-K.

†	This is a management contract or compensatory plan or arrangement.

          (b) Reports on Form 8-K. Bowater Incorporated filed with the Securities and Exchange Commission Current Report on Form 8-K during the last quarter of its 2003 fiscal year as follows:

On October 15, 2003, Bowater Incorporated filed a current report on Form 8-K, dated October 9, 2003, reporting expected results of operations for the quarter ended September 30, 2003.

On October 30, 2003, Bowater Incorporated filed a current report on Form 8-K, dated October 30, 2003, announcing its financial results for the quarter ended September 30, 2003.

          (c) The above-referenced exhibits are being filed with this report.

          (d) None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bowater has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWATER INCORPORATED

Date: March 5, 2004	By:	/s/	Arnold M. Nemirow

Arnold M. Nemirow
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bowater and in the capacities indicated, as of March 5, 2004.

	Signature	Title

/s/	Arnold M. Nemirow	Director, Chairman, President and Chief Executive Officer

Arnold M. Nemirow

/s/	David G. Maffucci	Executive Vice President and Chief Financial Officer

David G. Maffucci

/s/	Michael F. Nocito	Vice President and Controller

Michael F. Nocito

/s/	Francis J. Aguilar	Director

Francis J. Aguilar

/s/	Richard B. Evans	Director

Richard B. Evans

/s/	Gordon D. Giffin	Director

Gordon D. Giffin

/s/	L. Jacques Ménard	Director

L. Jacques Ménard

/s/	Douglas A. Pertz	Director

Douglas A. Pertz

/s/	John A. Rolls	Director

John A. Rolls

/s/	Arthur R. Sawchuk	Director

Arthur R. Sawchuk

/s/	Togo D. West Jr	Director

Togo D. West,

Bowater Incorporated
Schedule II–Valuation and Qualifying Accounts
Years Ended December 31, 2003, 2002 and 2001

	Balance at	Charged to
	Beginning of	Cost and			Balance at
(In millions)	Year	Expenses	Additions	Deductions	End of Year

Year ended December 31, 2003
Allowance for doubtful accounts	$4.6	$4.5	$0.3	$(1.2)	$8.2

Year ended December 31, 2002
Allowance for doubtful accounts	$3.6	$1.5	$—	$(0.5)	$4.6

Year ended December 31, 2001
Allowance for doubtful accounts	$2.7	$3.8	$—	$(2.9)	$3.6

F-1

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Bowater Incorporated

Under date of February 26, 2004, we reported on the consolidated balance sheet of Bowater Incorporated and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, capital accounts, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index under Item 15(a)(2) in this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities and its method of accounting for asset retirement obligations in 2003. The Company changed its method of accounting for goodwill and other intangible assets and its method of accounting for long-lived asset impairments in 2002.

/s/ KPMG LLP
KPMG LLP
Atlanta, Georgia
February 27, 2004

F-2