Form 10-Q
period 2004-03-31
BOWATER INC
filed 2004-05-10
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2004.

Class	Outstanding at May 5, 2004

Common Stock, $1.00 Par Value	55,603,345 Shares

BOWATER INCORPORATED
I N D E X

BOWATER INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in millions of US dollars except per-share amounts)

	Three Months Ended March 31,
	2004	2003
Sales	$745.3	$630.5
Cost of sales, excluding depreciation, amortization and cost of timber harvested	567.5	516.5
Depreciation, amortization and cost of timber harvested	86.2	82.5
Distribution costs	77.0	62.1
Selling and administrative expense	37.0	36.8
Net gain (loss) on fixed assets and land sales	(0.9)	11.1

Operating income (loss)	(23.3)	(56.3)
Other expense (income):
Interest income	(1.0)	(1.0)
Interest expense, net of capitalized interest	48.2	39.9
Other, net	(1.2)	8.3

	46.0	47.2

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	(69.3)	(103.5)
Provision for income tax benefit	(33.8)	(30.3)
Minority interests in net loss of subsidiaries	(3.0)	(3.6)

Income (loss) before cumulative effect of accounting change	(32.5)	(69.6)
Cumulative effect of accounting change	—	(2.1)

Net income (loss)	(32.5)	(71.7)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(0.8)	4.7
Minimum pension liability adjustments	0.2	(2.5)
Unrealized gain (loss) on hedged transactions	(18.3)	39.9

Comprehensive loss	$(51.4)	$(29.6)

Basic earnings per common share
Income (loss) before cumulative effect of accounting change	(0.57)	(1.22)
Cumulative effect of accounting change	—	(0.04)

Net income (loss)	$(0.57)	$(1.26)

Diluted earnings per common share
Income (loss) before cumulative effect of accounting change	(0.57)	(1.22)
Cumulative effect of accounting change	—	(0.04)

Net income (loss)	$(0.57)	$(1.26)

Dividends declared per common share	$0.20	$0.20

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED

CONSOLIDATED BALANCE SHEET
(Unaudited, in millions of US dollars except share amounts)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$35.6	$19.4
Accounts receivable, net	372.2	360.9
Inventories	302.2	293.1
Unrealized gain on hedged transactions	117.1	126.7
Other current assets	40.9	42.9

Total current assets	868.0	843.0
Timber and timberlands	183.1	184.1
Fixed assets, net	3,481.2	3,557.3
Goodwill	828.2	828.2
Other assets	199.1	203.2

Total assets	$5,559.6	$5,615.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$13.3	$13.4
Short-term bank debt	120.0	200.5
Accounts payable and accrued liabilities	418.5	434.1
Dividends payable	11.7	11.7

Total current liabilities	563.5	659.7
Long-term debt, net of current installments	2,437.9	2,292.4
Pension, other postretirement benefits and other long-term liabilities	488.0	481.4
Deferred income taxes	450.0	500.3
Minority interests in subsidiaries	66.4	69.3
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1 par value. Authorized 100,000,000 shares; issued 67,199,751 and 67,048,804 shares at March 31, 2004 and December 31, 2003, respectively	67.1	67.0
Exchangeable shares, no par value. Unlimited shares authorized; 1,597,365 and 1,641,312 outstanding at March 31, 2004 and December 31, 2003, respectively	76.0	78.2
Additional paid-in capital	1,608.3	1,602.6
Retained earnings	355.1	399.1
Unearned compensation	(0.7)	(1.0)
Accumulated other comprehensive loss	(66.0)	(47.1)
Treasury stock, at cost, 11,609,629 and 11,611,203 shares at March 31, 2004 and December 31, 2003, respectively	(486.0)	(486.1)

Total shareholders’ equity	1,553.8	1,612.7

Total liabilities and shareholders’ equity	$5,559.6	$5,615.8

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED

CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
For The Three Months Ended March 31, 2004
(Unaudited, in millions of US dollars except share amounts)

						Accumulated
			Additional			Other
	Common	Exchangeable	Paid-in	Retained	Unearned	Comprehensive	Treasury
	Stock	Shares	Capital	Earnings	Compensation	Loss	Stock
Balance at December 31, 2003	$67.0	$78.2	$1,602.6	$399.1	$(1.0)	$(47.1)	$(486.1)
Retraction of exchangeable shares (43,947 shares issued and exchangeable shares retracted)	—	(2.2)	2.2	—	—	—	—
Net loss	—	—	—	(32.5)	—	—	—
Dividends ($0.20 per share)	—	—	—	(11.5)	—	—	—
Foreign currency translation	—	—	—	—	—	(0.8)	—
Stock options exercised (107,000 shares)	0.1	—	2.8	—	—	—	—
Tax benefit on exercise of stock options	—	—	0.7	—	—	—	—
Pension plan additional minimum liability, net of tax provision of $0.1	—	—	—	—	—	0.2	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (1,574 shares)	—	—	—	—	—	—	0.1
Amortization of unearned compensation	—	—	—	—	0.3	—	—
Unrealized loss on hedged transactions, net of tax benefit of $11.2	—	—	—	—	—	(18.3)	—

Balance at March 31, 2004	$67.1	$76.0	$1,608.3	$355.1	$(0.7)	$(66.0)	$(486.0)

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in millions of US dollars)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(32.5)	$(71.7)
Adjustments to reconcile net loss to net cash from (used for) operating activities:
Cumulative effect of accounting change	—	2.1
Depreciation, amortization and cost of timber harvested	86.2	82.5
Deferred income taxes	(37.5)	(30.8)
Amortization of unearned compensation	0.3	0.4
Minority interests in net loss of subsidiaries	(3.0)	(3.6)
Net gain (loss) on fixed assets and land sales	0.9	(11.1)
Changes in working capital:
Accounts receivable, net	(11.3)	(5.8)
Inventories	(9.1)	(24.5)
Income taxes receivable	—	75.6
Accounts payable and accrued liabilities	7.4	2.8
Income taxes payable	(18.7)	20.4
Other, net	(3.7)	12.3

Net cash from (used for) operating activities	(21.0)	48.6
Cash flows from (used for) investing activities:
Cash invested in fixed assets, timber and timberlands	(18.9)	(96.3)
Disposition of assets, including timber and timberlands	1.6	11.4

Net cash used for investing activities	(17.3)	(84.9)
Cash flows from financing activities:
Cash dividends, including minority interests	(11.5)	(11.5)
Short-term financing	259.8	344.9
Short-term financing repayments	(340.3)	(235.9)
Long-term financing	246.1	—
Payments of long-term debt	(102.5)	(9.7)
Stock options exercised	2.9	0.2
Other	—	0.1

Net cash from financing activities	54.5	88.1

Net increase in cash and cash equivalents	16.2	51.8
Cash and cash equivalents at beginning of year	19.4	35.9

Cash and cash equivalents at end of period	$35.6	$87.7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest of $0 and $3.0, respectively	$22.6	$21.5
Income taxes	$20.6	$1.0

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED

Notes to Consolidated Financial Statements – Unaudited

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bowater Incorporated and subsidiaries (“Bowater”). The consolidated balance sheet as of March 31, 2004, and the related statements of operations, capital accounts and cash flows for the three-month periods ended March 31, 2004 and 2003 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2004 presentation. The reclassifications had no effect on total shareholders equity or net loss.

2.	Asset Retirement Obligations

Effective January 1, 2003, Bowater adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and for which a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs are to be allocated to expense using a systematic and rational method and the liability is to be accreted to its face amount.

In connection with the adoption of SFAS No. 143, Bowater recorded a cumulative effect charge, net of taxes, of $2.1 million (or $0.04 per share) to our consolidated statement of operations for the three months ended March 31, 2003. The adoption adjustment also included increases to fixed assets, net, of $0.9 million, long-term obligations of $4.3 million and deferred tax assets of $1.3 million. Asset retirement obligations were recorded for those obligations where a legally enforceable obligation exists, the life is determinable and a reasonable estimate of fair value can be made. Asset retirement obligations recorded in connection with the adoption of SFAS No. 143 were primarily for industrial waste landfills, bark piles and sludge basins where we have a legally enforceable obligation to perform capping and post closure monitoring procedures upon closing of these assets. Prior to SFAS No. 143, Bowater had not recorded an obligation for these asset retirement obligations. Bowater has not had to legally restrict these assets for purposes of settling its asset retirement obligations.

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

The following table describes changes to Bowater’s asset retirement obligation liability for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
(Unaudited, in millions)	2004	2003
Asset retirement obligation at the beginning of period	$4.6	$—
Cumulative effect adjustment of adoption of SFAS No. 143	—	4.3
Accretion expense	0.1	0.1

Asset retirement obligation at the end of period	$4.7	$4.4

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

3.	Off-Balance Sheet Arrangement – FIN 46, Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities.” Many variable interest entities (“VIEs”) have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.

In October 2003, the FASB issued FASB Staff Position FIN 46-6 which (i) deferred the implementation of FIN 46 for VIEs created before February 1, 2003, for periods ending after December 15, 2003, and (ii) permitted early adoption of FIN 46 before the end of the deferral period for some or all VIEs in which an entity holds an interest. Effective July 1, 2003, Bowater early adopted FIN 46 specific to the Covington, Tennessee paper coating facility (referred to as “Nuway”) which had been financed through a special purpose entity (“SPE”). This SPE was determined to be a VIE and required to be consolidated by Bowater in accordance with FIN 46. As such, in the third quarter of 2003, Bowater consolidated assets of approximately $49.4 million and debt of approximately $51.8 million and recorded a non-cash, after tax cumulative effect charge, of $2.4 million (or $0.04 per share). On August 11, 2003, Bowater terminated the lease agreement with the SPE and paid approximately $51.8 million to pay off the debt.

The pro forma effects of the application of FIN 46, as if the statement had been adopted on January 1, 2003 (rather than July 1, 2003) are presented below:

Three Months Ended March
(In millions, except per-share amounts)	31, 2003
Net loss	$(72.1)
Basic loss per common share	(1.27)
Diluted loss per common share	(1.27)

In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”). Under the new FIN 46R guidance, application of FIN 46R is required in financial statements of entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Bowater completed its adoption of FIN 46R in the first quarter of 2004. Adoption of FIN 46R had no impact on Bowater’s Consolidated Financial Statements.

4.	Stock Based Compensation

Bowater accounts for stock-based compensation utilizing the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the underlying stock on the date of grant.

The following table represents the pro forma effect on net loss and loss per share if we had applied the fair value-based method and recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The estimated fair value of the option is amortized to expense over the vesting period of the option award, in accordance with the provisions of SFAS No. 123.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

	Three Months Ended March 31,
(Unaudited, in millions, except per-share amounts)	2004	2003
Net loss as reported:	$(32.5)	$(71.7)
Add: Stock-based compensation expense included in net loss, net of related tax effects	0.2	0.3
Deduct: Stock-based compensation expense determined under fair value based methods, net of related tax effects	(1.8)	(1.9)

Pro forma net loss	$(34.1)	$(73.3)

Loss per share:
Basic, as reported	$(0.57)	$(1.26)
Basic, pro forma	(0.60)	(1.29)
Diluted, as reported	$(0.57)	$(1.26)
Diluted, pro forma	(0.60)	(1.29)

The fair value of each option granted in the three months ended March 31, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 31,
	2004	2003
Assumptions:
Dividend yield	1.8%	2.0%
Expected volatility	30.6%	31.8%
Risk-free interest rate	3.4%	3.4%
Expected option lives in years	6.5	6.2
Weighted average fair value of each option	$13.64	$12.20

In January 2004, Bowater granted 862,000 options pursuant to its 2002 stock option plan at an exercise price of approximately $45.0 per share. The options generally become exercisable over a period of two years and expire 10 years from date of grant.

On January 28, 2003, Bowater granted 82,510 restricted stock awards to certain officers under the 2002 stock option plan. In accordance with APB No. 25, Bowater is recognizing a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the grant. The expense measured under SFAS No. 123 does not differ from that under APB No. 25. Shares of restricted stock awarded under the 2002 plan vest over a two-year period and are subject to forfeiture in the event of termination of employment prior to the vesting dates. Prior to vesting, the participants may vote and receive dividends. The market value of the restricted shares granted on January 28, 2003 was approximately $3.3 million and was recorded in the first quarter of 2003 as unearned compensation, which is a separate component of shareholders’ equity. Bowater recorded compensation expense of approximately $0.3 million and $0.4 million related to the amortization of unearned compensation for the three months ended March 31, 2004 and 2003, respectively.

5.	Net Gain (Loss) on Fixed Assets and Land Sales

Bowater recorded a pre-tax loss of $0.9 million on fixed assets and land sales during the three months ended March 31, 2004 and a pre-tax gain of $11.1 million during the three months ended March 31, 2003.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

6.	Other (Income) Expense

“Other, net” in the Consolidated Statement of Operations includes the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2004	2003
Foreign exchange loss	$0.4	$8.2
(Income) loss from joint venture	(0.1)	0.8
Miscellaneous income	(1.5)	(0.7)

	$(1.2)	$8.3

7.	Accumulated Other Comprehensive Income (Loss)

The components of “Accumulated Other Comprehensive Loss” in the Consolidated Balance Sheet at March 31, 2004 and December 31, 2003 are as follows:

	March 31,	December 31,
(Unaudited, in millions)	2004	2003
Pension plan additional minimum liabilities (1)	$(156.7)	$(156.9)
Foreign currency translation (2)	2.1	2.9
Unrealized gain on hedging transactions (3)	88.6	106.9

	$(66.0)	$(47.1)

(1)	Net of deferred tax benefit of $88.1 million and $88.2 million, respectively.

(2)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(3)	Net of deferred tax expense of $54.3 million and $65.5 million, respectively.

8.	Loss Per Share

Basic and diluted loss per share are based on net loss and do not include any impact from “Other comprehensive loss.” The calculation of basic and diluted loss per share after cumulative effect of accounting change is as follows:

	Three Months Ended March 31,
(Unaudited, in millions, except per-share amounts)	2004	2003
Basic Computation:
Basic loss available to common shareholders	$(32.5)	$(71.7)

Basic weighted average shares outstanding	57.1	56.9

Basic loss per common share	$(0.57)	$(1.26)

Diluted Computation:
Diluted loss available to common shareholders	$(32.5)	$(71.7)

Basic weighted average shares outstanding	57.1	56.9
Effect of dilutive securities:
Options	—	—

Diluted weighted average shares outstanding	57.1	56.9

Diluted loss per common share	$(0.57)	$(1.26)

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

The dilutive effect of options outstanding is calculated using the treasury stock method. Options for approximately 4.8 million shares outstanding at March 31, 2004, and 4.2 million shares outstanding at March 31, 2003, were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive.

9.	Severance Related Liabilities

COST REDUCTION PROGRAM:

In connection with a multifaceted cost reduction initiative announced in the fourth quarter of 2002 and completed in the fourth quarter of 2003, Bowater reduced its salaried and hourly workforce at certain locations by approximately 600 people. The majority of the 600 terminations were part of either a voluntary or involuntary workforce reduction that included termination charges for severance, medical, pension, and other benefits. Total costs associated with the initiative were $47.9 million ($34.5 million in 2003 and $13.4 million in 2002), including $11.8 million of pension related costs ($5.3 million for pension and other postretirement plan curtailments and $6.5 million of other pension plan benefits related to accelerated pension years of service). The termination costs are classified as either cost of sales (manufacturing personnel) or selling and administrative expense (administrative personnel) in the Consolidated Statement of Operations. Termination costs under the above initiative for the three months ended March 31, 2003, totaled approximately $6.7 million and related to the termination of 79 people. There were no termination costs for the three months ended March 31, 2004, as the cost reduction plan was completed in the fourth quarter of 2003. Payments relating to the cost reduction initiative for the three months ended March 31, 2004 totaled approximately $4.8 million. The remaining accrual at March 31, 2004, of $4.2 million, which excludes the pension related charges, is expected to be paid over the remainder of 2004 and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

The following table summarizes the activity of our cost reduction initiative, by reportable segment, expensed to our Consolidated Statement of Operations:

Expense For Three
Months Ended
(Unaudited, in Millions)	March 31, 2003
Employee termination costs by segment:
Newsprint	$4.7
Coated and Specialty Papers	0.6
Canadian Forest Products	0.4
Forest Products	1.0
Corporate/Other	—

$6.7

The following table summarizes the activity for the liabilities described above, excluding the pension related costs:

		Write-offs &	Increase
	Balance,	Payments Against	(Decrease)	Foreign	Balance,
(Unaudited, in millions)	12/31/03	Reserve	Reserve	Exchange	3/31/04
Employee termination costs	$9.0	$(4.8)	$—	$—	$4.2

10.	Long-Term and Short-Term Debt and Off-Balance Sheet Debt Guarantees

On March 17, 2004, Bowater sold, in a registered offering, $250 million notes due March 15, 2010. Interest on the notes accrue at a rate based on LIBOR plus 3% and is payable quarterly beginning on June 15, 2004. On or after March 15, 2006, Bowater may redeem all or a portion of the notes at any time. The redemption price will be 102% of

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

the principal amount if redeemed from March 15, 2006 to March 14, 2007; 101% if redeemed from March 15, 2007 to March 14, 2008; and 100% if redeemed on or after March 15, 2008. We received net proceeds from the sale of the notes of $246.2 million, which were net of underwriting fees of $3.8 million. These fees are being amortized over the life of the notes. The proceeds were used to pay amounts outstanding under the short-term bank debt credit facilities ($146.2 million) and the term loan ($100.0 million).

On April 22, 2004, Bowater closed on a new three-year revolving credit facility due April 2007. The new facility provides $400 million of revolving credit in the United States and $35 million in Canada. This new facility replaces the previous $500 million three-year credit facility in the United States and the $100 million 364-day credit facility in Canada. Borrowings under the new facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt. The facility contains various covenants, including requirements to maintain a minimum consolidated net worth (generally defined as common shareholders’ equity, plus any outstanding preferred stock plus minimum pension liability amounts) of $1.5 billion, a maximum 62.5% ratio of total debt to total capital (defined as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts), and to maintain an annual minimum EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items, plus income taxes plus depreciation plus net interest expense) of $250.0 million measured quarterly, beginning March 31, 2005, through December 31, 2005, and $400.0 million at the end of each quarter thereafter. If Bowater generates net income, the minimum net worth requirement increases by half of Bowater’s consolidated net income for each fiscal quarter (excluding gains from cash flow hedges in place as of December 31, 2003).

Bowater has off-balance sheet debt guarantees of approximately $47.5 million at March 31, 2004, with $37.2 million related to Ponderay Newsprint Company (“Ponderay”) and $10.3 million related to Timber Note Holdings LLC, a Qualified Special Purpose Entity.

Bowater has a 40% interest in Ponderay, an unconsolidated partnership. Ponderay has a credit facility with several banks that is made up of two separate tranches. The first tranche is a $25.0 million revolving credit facility and the second tranche is a $93.0 million term loan. Bowater and the other partners serve as guarantors on the term loan. Ponderay’s outstanding balance under the term loan at March 31, 2004 was $93.0 million. The revolving credit facility has $10 million reserved for letters of credit. There are no other balances outstanding under the revolving credit facility. Ponderay’s term loan outstanding balance is reduced annually by its excess cash flows as defined in the credit facility and the final balance is due at maturity on April 12, 2006. Bowater guarantees 40% of the outstanding balance under the Ponderay term loan (a guarantee of $37.2 million at March 31, 2004). Bowater’s guarantee is reduced as the outstanding balance of the term loan is reduced. Bowater would be required to perform on the guarantee if Ponderay were to default on its credit facility.

In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC. Bowater currently guarantees approximately $10.3 million of the investor notes principal balance. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009. Bowater would be required to perform on the guarantee if Timber Note Holdings LLC were to default on the investor notes or if there were a default on the notes receivable.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

11.	Pension and Postretirement Expense

The components of net periodic benefit costs relating to Bowater’s pension and other postretirement plans are as follows for the three months ended March 31, 2004 and 2003:

	Pension Plans		Other Postretirement Plans
(In millions)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$9.5	$8.0	$1.2	$1.0
Interest cost	27.3	25.5	4.5	3.6
Expected return on plan assets	(27.1)	(26.0)	—	—
Amortization of transition amount	—	(0.1)	—	—
Amortization of prior service cost	0.5	0.2	(1.5)	(1.6)
Recognized net actuarial loss	3.2	1.1	2.6	2.0

Net periodic benefit cost	$13.4	$8.7	$6.8	$5.0

12.	Commitments and Contingencies

a.	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

b.	There have been no material developments to the legal proceedings described in our annual report on Form 10-K filed on March 10, 2004.

13.	Financial Instruments

Bowater utilizes certain derivative instruments to enhance its ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those positions. We do not enter into contracts for speculative purposes; however, we do, from time to time enter into commodity and certain forward contracts that are not accounted for as accounting hedges. On the earlier of the date into which the derivative contract is entered or the date of transition, we designate the derivative as a cash flow hedge.

We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to United States and Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows at the Canadian mill operations.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

The components of the net gain (loss) related to cash flow hedges and included in “Accumulated other comprehensive loss” for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
(Gains) losses resulting from reclassification to earnings from Accumulated other comprehensive income (loss)	$(31.9)	$(3.3)
Unrealized gain for change in value of cash flow hedges	2.4	67.6

	(29.5)	64.3
Income tax (expense) benefit	11.2	(24.4)

Net gain (loss)	$(18.3)	$39.9

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

		Net Asset (Liability)
	Notional			Range Of
	Amount of	Carrying	Fair	U.S.$/CDN$
March 31, 2004 (in millions)	Derivatives	Amount	Market Value	Exchange Rates
Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2004	$426.0	$93.9	$93.9	.6476-.6124
Due in 2005	507.0	47.5	47.5	.7489-.6316
Due in 2006	108.0	1.5	1.5	.7609-.7332

	$1,041.0	$142.9	$142.9

In order to reduce our exposure to exchange rate fluctuations on our Canadian dollar denominated long-term debt, we enter into Canadian dollar forward contracts with notional amounts of approximately $100 million. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly and gains or losses are included in “Other, net” in our Consolidated Statement of Operations. At March 31, 2004, our outstanding Canadian dollar forward contracts had notional amounts of $100 million due on June 29, 2004. The fair value of the Canadian dollar forward contracts outstanding at March 31, 2004 was a liability of less than $0.1 million. We recorded a loss of less than $0.1 million for the three months ended March 31, 2004 and a gain of approximately $7.9 million for the three months ended March 31, 2003 in the Consolidated Statement of Operations as a result of these economic hedge contracts.

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions and no one financial institution has more than 15% of our derivative financial instruments. Therefore, the risk of counterparty nonperformance is considered to be remote.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

14.	Segment Information

Below is a description of the types of products and services from which each reportable segment derives its revenues:

Bowater is organized into five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, the Forest Products Division and the Canadian Forest Products Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate & Other Eliminations.” Therefore, the other four divisions are our reportable segments. Certain segment information for the three-month period ended March 31, 2003 has been reclassified to conform to the March 31, 2004 presentation.

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

CANADIAN FOREST PRODUCTS DIVISION

The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The division manages 0.4 million acres of owned or leased timberland and over 23.5 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. The division also operates nine sawmills and one wood treatment plant, supplies wood to four paper mills and nine sawmills, and is responsible for the marketing and sales of its timber and lumber production.

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

The line entitled “Segment income (loss)” in the following tables is equal to “Operating income (loss)” as presented in our Consolidated Statement of Operations. In addition, none of the income or loss items following “Operating income (loss)” in our Consolidated Statement of Operations are allocated to our segments, since they are reviewed separately by Bowater’s management.

The following tables summarize information about segment profit and loss for the three months ended March 31, 2004 and 2003 and segment assets as of March 31, 2004 and 2003:

		Coated and	Canadian
Three Months Ended		Specialty	Forest	Forest	Net Gain (Loss) on
March 31, 2004	Newsprint	Papers	Products	Products	Fixed Assets and	Corporate/ Other
(Unaudited, in millions)	Division	Division	Division	Division	Land Sales	Eliminations	Total
Sales-including internal sales	$394.8	$141.3	$179.8	$39.7	$—	$	$755.6
Elimination of intersegment sales	—	—	—	—	—	(10.3)	(10.3)

Sales — external customers	394.8	141.3	179.8	39.7	—	(10.3)	745.3

Segment income (loss)	(15.5)	(1.5)	(19.6)	(0.6)	(0.9)	14.8	(23.3)
	]
Total assets at 3/31/04	$2,613.6	$789.4	$1,296.5	$244.8	$—	$615.3	$5,559.6

		Coated and	Canadian
Three Months Ended		Specialty	Forest	Forest	Net Gain (Loss) on
March 31, 2003	Newsprint	Papers	Products	Products	Fixed Assets and	Corporate/ Other
(Unaudited, in millions)	Division	Division	Division	Division	Land Sales	Eliminations	Total
Sales-including internal sales	$350.8	$106.2	$171.3	$22.3	$—	$—	$650.6
Elimination of intersegment sales	—	—	—	—	—	(20.1)	(20.1)

Sales — external customers	350.8	106.2	171.3	22.3	—	(20.1)	630.5

Segment income (loss)	(21.0)	(20.3)	(12.0)	(1.8)	11.1	(12.3)	(56.3)

Total assets at 3/31/03	$2,713.9	$762.1	$1,344.7	$259.0	$—	$558.6	$5,638.3

BOWATER INCORPORATED AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

Bowater is organized into five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Canadian Forest Products Division, the Forest Products Division and the Pulp Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division. Therefore, Bowater’s financial results are collected, analyzed and reported through the other four divisions.

Cautionary Statement Regarding Forward-Looking Information

Statements that are not reported financial results or other historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax and exchange rates. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those described under the caption “Cautionary Statement Regarding Forward-Looking Information” in Bowater’s annual report on Form 10-K for the year ended December 31, 2003, and from time to time, in Bowater’s other filings with the Securities and Exchange Commission. In addition, other risks could adversely affect us, as it is not possible for us to predict or assess all risks. We disclaim any obligation to publicly update or revise any forward-looking statements even if our situation changes in the future.

Information about industry or general economic conditions contained in this report are derived from third party sources (e.g. trade publications) that Bowater believes are widely accepted and accurate; however, Bowater has not independently verified this information and cannot provide assurances of its accuracy.

Accounting Policies and Estimates

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition on our unaudited Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in Bowater’s annual report on Form 10-K for the year ended December 31, 2003. Bowater’s critical accounting policies and estimates are described under the caption “Critical Accounting Policies and Estimates” in Item 7 of Bowater’s annual report on Form 10-K for the year ended December 31, 2003.

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

Our judgments are based on our assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in our Consolidated Financial Statements. Our projections of future results of operations and cash flows are utilized by an independent valuation firm to determine fair value for selected assets. These values are important assumptions in certain of our critical accounting policies. It is important that the reader of our financial statements understand that actual results could differ materially from these estimates, assumptions, projections and judgments.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Financial Performance

The first quarter of 2004 continued to be a difficult operating environment. Our net loss for the quarter was $32.5 million ($0.57 per diluted share) with an operating loss of $23.3 million. These results compare favorably to both the first quarter of 2003, when our net loss was $71.7 million ($1.26 per diluted share) with an operating loss of $56.3 million, and to the fourth quarter of 2003, when our net loss was $50.9 million ($0.89 per diluted share) with an operating loss was $24.3 million. The principal reason for these improved results was higher product pricing and a higher tax benefit. However, our pricing improvements in the first quarter of 2004 compared to the fourth quarter of 2003, were largely offset by higher energy costs and fiber costs.

In the first quarter our capital spending was $18.9 million. Our debt, net of cash, increased approximately $51.0 million in the quarter due to an increase in cash used by operations of $21.0 million, resulting from higher working capital needs, $18.9 million of capital spending and $11.5 million in dividend payments.

We improved our liquidity by completing the sale of $250 million in registered floating rate notes due in 2010, using the proceeds to repay bank debt. In April 2004, we entered a new three year $435 million credit facility.

Outlook

We believe that demand for our products is improving due to a recovery in the U.S. economy. March 2004 newspaper ad linage increased 3.3%. Demand for coated and specialty papers generally increased in the first quarter by 5.8% for coated groundwood and by 10.8% for uncoated mechanical groundwood. First quarter industry shipments of market pulp were a record 9.5 million tons. Continued strong housing starts and railcar shortages have tightened the lumber markets. We therefore enter the second quarter with higher pricing in newsprint, market pulp, specialty papers, and lumber compared to the average of the first quarter and with a price increase announced for June in our coated paper grades. Wood and energy costs are expected to return to more normal levels but we may incur higher costs for recycled fiber. Also, in the second quarter we expect higher maintenance due to regular outages required every one to two years.

Despite the favorable indicators of demand, our challenges and risks continue. Prices realized during the quarter were insufficient to return us to profitability. Our ability to fully implement all product pricing announced thus far in 2004 may be influenced by the recovery of demand for those products. The Canadian dollar has weakened in the second quarter of 2004, easing cost pressures caused by its strengthening during 2003, but we cannot predict whether this trend will continue. Other economic factors may shorten or weaken the apparent economic recovery, which could negatively impact demand for our products.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended March 31,		Change
(In millions, except per share amounts)	2004	2003	2004 vs. 2003
Sales	$745.3	$630.5	$114.8
Operating loss	(23.3)	(56.3)	33.0
Net loss	(32.5)	(71.7)	39.2
Loss per diluted share	(0.57)	(1.26)	0.69

Significant items that (increased) decreased operating loss:
Net loss on fixed assets and land sales			$(12.0)
Product pricing			63.5
Distribution costs			(9.2)
Shipments			(6.1)
Manufacturing costs			(9.7)
Employee termination costs			6.7
Selling and administrative expenses			(0.2)

			$33.0

Sales increased in the first quarter of 2004 as compared to the first quarter of 2003 primarily due to higher transaction prices for all products and due to increased shipments of newsprint, coated and specialty papers, and lumber as further discussed in the “Product Line Information” section.

Operating loss decreased in the first quarter of 2004 as compared to the first quarter of 2003. The above table analyzes the major items that caused the decrease in operating loss. A brief explanation of these major items follows:

Net loss on fixed assets and land sales relates primarily to land sales and the disposition or write-off of fixed assets. The decrease is due to lower land sales in the first quarter of 2004 compared to the first quarter of 2003 and increases in losses associated with asset dispositions and write-offs.

Product pricing for all of our major product groups was higher in the first quarter of 2004 as compared to the first quarter of 2003. Please refer to the discussion of “Product Line Information” for a more detailed analysis of product pricing and shipments.

Distribution costs were higher in the first quarter of 2004 as compared to the first quarter of 2003 as a result of higher sales, higher shipments and lumber duties on increased lumber shipments.

Shipments were higher in the first quarter of 2004 as compared to the first quarter of 2003 due to increased demand. Please refer to the discussion of “Product Line Information” for a more detailed analysis of product pricing and shipments.

Manufacturing costs were higher in the first quarter of 2004 as compared to the first quarter of 2003 primarily as a result of a stronger Canadian dollar ($44.5 million) and increased fiber costs ($13.9 million). These increases were offset by improved production volumes ($23.4 million). The negative impact on manufacturing costs of a strong Canadian dollar was partially offset by gains on hedged transactions of approximately $31.9 million that were recorded against manufacturing costs during the period.

Employee termination costs were lower in the first quarter of 2004 as compared to the first quarter of 2003, as we completed our cost reduction program in the fourth quarter of 2003.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net loss for the three months ended March 31, 2003 includes an after tax charge of $2.1 million, or $0.04 per diluted share, for the cumulative effect adjustment resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”.

PRODUCT LINE INFORMATION

Presented below is a discussion of each significant product line followed by a discussion of the results of each of the reported divisions.

In general, our products are globally-traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in exchange rates.

Newsprint

	Three Months Ended March 31,
	2004	2003
Sales (in millions)	$326.5	$290.8
Average prices (per metric ton)	$504	$460
Shipments (thousands of metric tons)	648.2	632.2
Downtime (thousands of metric tons)	38.7	48.6
Inventory at end of period (thousands of metric tons)	75.6	96.1

Our average newsprint transaction price was 9.6% higher during the three months ended March 31, 2004 compared to the first three months of 2003. The increase reflects the realization of price increases during 2003 and in the first quarter of 2004. Newsprint shipments were 2.5% higher in the first three months of 2004 primarily due to increased orders and less downtime. We plan to take 50,000 metric tons of market and maintenance downtime in the second quarter of 2004. The market downtime is primarily from an idled paper machine at our Thunder Bay mill (since late June 2003) and maintenance downtime from scheduled annual or biennial outages. We expect this market downtime to continue until market conditions improve. We will continue to match production to orders.

We announced a $50 per metric ton price increase for the domestic market effective February 1, 2004; however, market conditions will determine whether we fully realize the increase.

Newsprint Third Party Data: During the three months ended March 31, 2004, total United States demand of newsprint increased 1.8%, while consumption decreased 2.6%, compared to the same period a year ago. North American net exports of newsprint increased 6.5% versus the first quarter 2003 level. Newspaper advertising linage improved 2.6% in the first three months of 2004 compared to 2003. Total inventories (North American mills and users) were 1.54 million metric tons at March 31, 2004, approximately 117,000 metric tons below historical levels.

Coated and Specialty Papers

	Three Months Ended March 31,
	2004	2003
Sales (in millions)	$195.9	$153.7
Average prices (per short ton)	$580	$551
Shipments (thousands of short tons)	337.8	279.0
Downtime (thousands of short tons)	31.6	31.0
Inventory at end of period (thousands of short tons)	61.0	44.8

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our average transaction price for coated paper was 4.0% higher during the three months ended March 31, 2004, compared to the first three months of 2003 due to the realization of price increases during 2003. Our coated groundwood papers shipments increased 43.0% in the first quarter of 2004 as compared to the first quarter of 2003, primarily as a result of the conversion of a paper machine at our Catawba facility from newsprint to coated paper. Our average transaction price for specialty paper was 3.5% higher during the first three months of 2004 due to the price increases noted above. Our specialty papers shipments increased 3.1% due to increased demand.

Effective March 1, 2004, and June 1, 2004, Bowater announced price increases of $45 and $60 per short ton for selected uncoated groundwood and coated paper products, respectively. Market conditions will determine whether we realize these increases.

Coated and Specialty Papers Third Party Data: According to Publishers Information Bureau, U.S. magazine advertising pages decreased 2.3% compared to the first quarter of 2003 and catalog mailings (measured by Standard Mail weight) were up 4.6% in the fourth quarter of 2003, compared to the same period in the previous year. North American demand for coated mechanical papers was up 5.8% compared to the first quarter of 2003. North American demand for supercalendered high gloss papers and other uncoated mechanical papers was flat and up 10.8%, respectively, compared to the first quarter of 2003.

Market Pulp

	Three Months Ended March 31,
	2004	2003
Sales (in millions)	$137.2	$128.9
Average prices (per metric ton)	$485	$452
Shipments (thousands of metric tons)	282.5	285.0
Downtime (thousands of metric tons)	5.0	1.3
Inventory at end of period (thousands of metric tons)	50.3	59.7

Our average price for market pulp was 7.3% higher during the three months ended March 31, 2004 compared to the first three months of 2003. The increase reflects the realization of price increases in the latter half of 2003 and early 2004 brought about by improved world demand. Our shipments decreased 0.9% in the first three months of 2004. Our market pulp inventories ended the first quarter of 2004 at 14 days supply, 18 days below the industry average.

Bowater announced a $30 per metric ton price increase on paper grade pulps beginning in April 2004. Market conditions will determine whether we fully realize this increase.

Market Pulp Third Party Data: Demand for market pulp increased in the first three months of 2004 compared to the same period last year. World shipments were up 4.3% for the first three months of 2004 compared to the same period in 2003. World Market Pulp producers operated at 96% of capacity but shipped at 97% of capacity. Consequently, inventories decreased over the quarter by 75,000 metric tons, to end the quarter at 3.292 million metric tons, or 32 days supply. Inventories are 523,000 metric tons or 4 days supply above the corresponding period of 2003.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lumber

	Three Months Ended March 31,
	2004	2003
Sales (in millions)	$77.0	$49.3
Average prices	$315	$248
Shipments (million board feet)	244.9	199.1
Downtime (million board feet)	67.1	71.9
Inventory at end of period (million board feet)	68.1	60.0

Lumber prices increased approximately 27% during the three months ended March 31, 2004 as compared to the first three months of 2003 as a result of continued strong demand associated with record high housing starts and lower overall inventories. Our lumber shipments increased 23.0% in the first quarter of 2004 as compared to the first quarter of 2003 as a result of the higher demand and the opening of our Thunder Bay sawmill in May 2003.

Lumber Third Party Data: The U.S. housing starts increased 15.2% in the first quarter of 2004 as compared to the first quarter of 2003.

The U.S. Commerce Department (“DOC”) has imposed antidumping duties of 8.43% on all of Bowater’s Canadian softwood lumber imports and countervailing duties (“CVD”) of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. The duties became effective for lumber shipments beginning May 22, 2002 and are payable in cash. Lumber duties are included as a component of distribution costs in our consolidated statement of operations.

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

On January 12, 2004, the DOC issued its remand determination in the CVD order on softwood lumber from Canada, pursuant to the NAFTA panel report’s requirements. The overall result of the remand review was a new lower CVD rate of 13.23% ad valorem. However, this revised CVD rate will not be the effective rate until the entire NAFTA panel process is complete, which is ongoing. Additionally, the DOC will determine the final CVD duty assessment rate through its administrative review process, which is still ongoing. We have not adjusted our CVD rate until a final determination is made by the NAFTA panel process or the DOC administrative review.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Divisional Performance

Newsprint Division

	Three Months Ended March 31,		Change
(In millions)	2004	2003	2004 vs. 2003
Sales	$394.8	$350.8	$44.0
Segment loss	(15.5)	(21.0)	5.5

Significant items that (increased) decreased segment loss:
Product pricing			$31.6
Distribution costs			(3.3)
Shipments			(0.1)
Manufacturing costs			(27.6)
Employee termination costs			4.7
Selling and administrative expenses			0.2

			$5.5

Sales increased in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of higher product pricing for newsprint ($21.3 million), pulp ($7.9 million) and specialty papers ($2.4 million). See the previous discussion of product line results.

Segment loss decreased in the first quarter of 2004 compared to the first quarter of 2003, as a result of higher product pricing noted above. These product pricing improvements were partially offset by higher manufacturing costs, primarily from a stronger Canadian dollar ($20.0 million) and higher prices for recycled fiber ($9.4 million).

Coated and Specialty Papers Division

	Three Months Ended March 31,		Change
(In millions)	2004	2003	2004 vs. 2003
Sales	$141.3	$106.2	$35.1
Segment loss	(1.5)	(20.3)	18.8

Significant items that (increased) decreased segment loss:
Product pricing			$7.0
Distribution costs			(1.0)
Manufacturing costs			13.4
Employee termination costs			0.6
Selling and administrative expenses			(1.2)

			$18.8

Sales increased in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of increased shipments ($28.1 million), due primarily to the conversion of the No. 3 paper machine at the Catawba facility in early 2003 from newsprint to coated paper, and higher product pricing in coated and specialty papers and pulp ($7.0 million). See the previous discussion of product line results.

Segment loss decreased in the first quarter of 2004 as compared to the first quarter of 2003 primarily as a result of higher product pricing in coated and specialty papers and pulp ($7.0 million) and lower manufacturing costs associated with improved production volumes for coated papers.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Canadian Forest Products Division

	Three Months Ended March 31,		Change
(In millions)	2004	2003	2004 vs. 2003
Sales	$179.8	$171.3	$8.5
Segment loss	(19.6)	(12.0)	(7.6)

Significant items that (increased) decreased segment loss:
Product pricing			$19.7
Distribution costs			(3.9)
Shipments			0.9
Manufacturing costs			(27.3)
Employee termination costs			0.4
Selling and administrative expenses			2.6

			$(7.6)

Sales increased in the first quarter of 2004 as compared to the first quarter of 2003 primarily as a result of higher product pricing for newsprint ($9.5 million), coated and specialty papers ($2.1 million), lumber ($7.5 million), and timber ($0.6 million), offset by lower shipments ($11.2 million). See the previous discussion of product line results.

Segment loss increased in the first quarter of 2004 as compared to the first quarter of 2003 primarily as a result of higher manufacturing and distribution costs. The higher manufacturing costs are due to a stronger Canadian dollar ($21.7 million) and lower production volumes ($5.4 million). The impact of these increases was partially offset by higher product pricing and lower selling and administrative expenses.

Forest Products Division

	Three Months Ended March 31,		Change
(In millions)	2004	2003	2004 vs. 2003
Sales	$39.7	$22.3	$17.4
Segment income (loss)	(0.6)	(1.8)	1.2

Significant items that (increased) decreased segment loss:
Product pricing			$5.9
Distribution costs			(1.0)
Shipments			(1.0)
Manufacturing costs			(4.7)
Employee termination costs			1.0
Selling and administrative expenses			1.0

			$1.2

Sales increased in the first quarter of 2004 as compared to the first quarter of 2003 primarily as a result of higher lumber shipments from our Thunder Bay sawmill, which became operational in May 2003 and higher lumber product pricing ($6.2 million) associated with increased demand. See the previous discussion of product line results.

Segment loss decreased in the first quarter of 2004 as compared to the first quarter of 2003 as a result of higher lumber product pricing, partially offset by higher manufacturing costs. The higher manufacturing costs are attributable primarily to a stronger Canadian dollar ($2.9 million) and higher wood costs ($0.8 million).

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Gain (Loss) on Fixed Assets and Land Sales and Corporate & Other Eliminations

Net gain (loss) on fixed assets and land sales and corporate and other eliminations are included in order to reconcile division sales and segment income (loss) to our total sales and operating income (loss) on our Consolidated Statement of Operations.

	Three Months Ended March 31,		Change
(In millions)	2004	2003	2004 vs. 2003
Net gain (loss) on fixed assets and land sales	$(0.9)	$11.1	$(12.0)
Corporate & other eliminations:
Sales	(10.3)	(20.1)	9.8
Segment income (loss)	14.8	(12.3)	27.1

Net gain (loss) on fixed assets and land sales: We recorded a loss of $0.9 million on fixed assets and land sales in the first quarter of 2004 compared to a gain of $11.1 million in the first quarter of 2003. The decrease is due to lower land sales in the first quarter of 2004 compared to the first quarter of 2003 and increases in losses associated with asset dispositions and write-offs.

Corporate & other eliminations: The elimination of intersegment sales decreased $9.8 million in the first quarter of 2004 versus the same period in 2003. Corporate income increased $27.1 million in the first quarter of 2004 due primarily to increased gains on hedged transactions of approximately $28.6 million over the same period in 2003. These increases were offset by higher compensation related expenses recorded in the first quarter of 2004 compared to the first quarter of 2003.

Interest and Other Income and Expenses

Interest expense increased $8.3 million from $39.9 million for the first three months of 2003 to $48.2 million for the first three months of 2004. This increase is primarily attributable to higher average debt balances and interest rates and less capitalized interest in the first quarter of 2004 compared to the same period in 2003. Based on the current debt balances at March 31, 2004, we expect interest expense to be at similar levels for the balance of 2004.

Other income increased $9.5 million (income of $1.2 million during the three months ended March 31, 2004 versus an expense of $8.3 million in the first three months of 2003) primarily as a result of a decrease in foreign exchange losses during the period of $7.8 million. Bowater recorded a foreign exchange loss of $0.4 million during the first three months of 2004 compared to a loss of $8.2 million for the same period of 2003. The majority of our exchange gain/loss amounts are attributable to the revaluation of unhedged foreign denominated assets and liabilities into United States dollars.

Income Taxes

Bowater’s effective tax rate for the three months ended March 31, 2004 was 48.8% versus 29.2% for the first three months of 2003. The rate in 2004 and 2003 was impacted primarily by certain exchange losses on which the company receives no tax benefit as well as permanent tax differences that are not dependent on pre-tax income (loss).

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

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The primary components of our cash flows are as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Increase in cash and cash equivalents	$16.2	$51.8

Cash from (used for) operations	(21.0)	48.6
Changes in working capital needs	(31.7)	68.5

Cash used for investing activities	(17.3)	(84.9)
Cash invested in fixed assets, timber and timberlands	(18.9)	(96.3)
Disposition of fixed assets, timber, and timberlands	1.6	11.4

Cash from (used for) financing activities	54.5	88.1
Short-term financing, net	(80.5)	109.0
Long-term financing, net	143.6	(9.7)
Dividends	(11.5)	(11.5)

Cash from Operating Activities: During the first three months of 2004 and 2003, Bowater had net losses of $32.5 million and $71.7 million, respectively. Cash used in operating activities totaled $21.0 million in the first three months of 2004 versus cash provided by operating activities of $48.6 million during the same period of 2003. The cash used in operating activities of $21.0 million is generally due to the net loss of $32.5 million, income tax payments of $20.6 million, and other changes in working capital during the period. During the first three months of 2003, Bowater received income tax refunds of $75.6 million, which are included in cash from operating activities. Excluding such income tax refunds, Bowater’s cash from operating activities for the first quarter of 2003 would have been a deficiency of approximately $27.0 million.

Cash used for Investing Activities: Cash used for investing activities totaled $17.3 million and $84.9 million for the first three months of 2004 and 2003, respectively. The decrease in cash used for investing activities during the first three months of 2004 compared to the same period in 2003 is the result of lower capital expenditures. For 2004, capital expenditures primarily have been, and will continue to be, for compliance and maintenance requirements, while 2003 capital expenditures related to the completion of two significant projects at our Catawba mill as well as compliance and maintenance matters.

Cash from Financing Activities: Cash generated from financing activities totaled $54.5 million and $88.1 million for the first three months of 2004 and 2003, respectively. Cash from financing activities for the first three months of 2004 includes the sale of $250.0 million of registered notes that are due March 15, 2010 (See Note 10 of the Notes to Consolidated Financial Statements). We received net proceeds from the sale of the notes of $246.2 million, which were net of underwriting fees of $3.8 million. The proceeds from the sale of the notes were used to pay amounts outstanding under the short-term bank debt credit facilities ($146.2 million) and the three-year term loan ($100.0 million). Bowater received proceeds of $109 million (net of payments of $235.9 million) from its short-term credit facilities during the first three months of 2003.

Credit Arrangements:

Bowater had available borrowings on our short-term bank debt — credit facilities as follows:

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Commitment,	March 31, 2004	Commitment	Termination
Short-Term Bank Debt	April 22, 2004	Amount Outstanding	Available, (2)	Date
		(in millions)
Revolving credit facility	$435.0	$—	$359.0	04/07
364-day Accounts Receivable Securitization Arrangement (1)	200.0	120.0	33.0	12/04

	$635.0	$120.0	$392.0

(1)	The amount that can be borrowed at any time under our 364-day accounts receivables securitization arrangement depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin.

(2)	The commitment available under the 364-day Accounts Receivable Securitization Arrangement is based on qualified trade accounts receivable. The commitments available under the Revolving credit facility and BCFPI 364-day credit facility are subject to covenant restrictions described below and is reduced by outstanding letters of credit, which were $47.4 million and $28.6 million, respectively, at March 31, 2004.

In February 2004, effective beginning January 1, 2004, we obtained an amendment to the minimum net worth and debt to capitalization covenants contained in our $500 million three-year credit facility in the United States and the $100 million 364-day credit facility in Canada. On April 22, 2004, we replaced these facilities with a new three-year revolving credit facility due April 2007. The new facility provides $400 million of revolving credit in the United States and $35 million in Canada. Borrowings under the new facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt. The facility contains various covenants, including requirements to maintain a minimum consolidated net worth (generally defined as common shareholders’ equity, excluding hedging gains in place as of December 31, 2003, plus any outstanding preferred stock plus minimum pension liability amounts) of $1.5 billion, a maximum 62.5% ratio of total debt to total capital (defined as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts), and to maintain an annual minimum EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items, plus income taxes plus depreciation plus net interest expense) of $250.0 million measured quarterly, beginning March 31, 2005, through December 31, 2005 and $400.0 million at the end of each quarter thereafter. If we generate net income, the minimum net worth requirement increases by half of our consolidated net income for each fiscal quarter, excluding gains from cash flow hedges in place as of December 31, 2003. At March 31, 2004, our consolidated net worth was approximately $1.711 billion, and our ratio of total debt to total capital was 58.3%, calculated according to our credit facilities’ guidelines.

Total debt as a percentage of total capitalization is the most directly comparable measure using GAAP. A reconciliation of the GAAP items to the calculation of total debt as a percentage of total capitalization, in accordance with our credit facilities, is as follows:

(in millions, except ratios)	March 31, 2004
Total debt	$2,571.2
Less: Revaluation of debt	(83.6)

Total debt, per credit facilities	$2,487.6

Capitalization:
Total shareholders’ equity	$1,553.8
Total debt	2,571.2
Minority interest	66.4
Less: Revaluation of debt	(83.6)
Plus: Additional minimum pension liability	157.0

Total capitalization, per credit facilities	$4,264.8

Total debt as a percentage of total capitalization in accordance with credit facilities	58.3%

Total debt as a percentage of total capitalization, in accordance with GAAP	61.3%

We believe we are in compliance with all of our covenants and other requirements set forth in our credit facilities.

We believe that cash generated from operations and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations and capital expenditures for the next 12 months. In addition, we periodically review timberland holdings and sell timberlands.

In February 2004, Moody’s downgraded our credit rating to Ba2 with a negative outlook. In March 2004, S&P downgraded our credit ratings to BB with a stable outlook. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on our lowest credit rating. Each reduction in our lowest rating will increase our cost of borrowing under this facility by 250 basis points. In addition to higher interest rates, although further downgrades would have no material impact on availability under our present debt and credit agreements, it could impact our access to and cost of capital and financial flexibility in the future.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Employees

As of March 31, 2004, Bowater employed 8,100 people, of whom 5,600 were represented by bargaining units. Labor agreements covering approximately 2,200 employees at five of our six Canadian paper mills expired on April 30, 2004. These employees are represented predominantly by the Communications, Energy and Paper Union (“CEP”). We understand that the CEP has selected Abitibi Consolidated Inc. as the “target” company for this year’s negotiations. Traditionally, negotiations with the target company have proceeded to a conclusion and that agreement has been the basis for other agreements in the region. We understand that the bargaining process between Abitibi and the CEP is continuing but we do not have sufficient information to predict the timing or outcome. While we have held some preliminary discussions, we have not yet begun negotiating with the CEP pending a resolution of the CEP’s bargaining with Abitibi.

In addition, a labor agreement covering approximately 150 of our employees at our Mokpo, Korea paper mill expires in July 2004. We incurred a two-month work stoppage at this mill in 2002, which was concluded with the ratification of the current labor agreement.

We consider relations with our employees to be good and we do not expect a work stoppage to occur at any of our paper mills in 2004. However, because the negotiations regarding the expired and expiring labor agreements can be affected by many factors outside of our control (including, without limitation, the outcome of the CEP’s negotiations with Abitibi and the Korean economic and political climate), we can provide no assurance regarding the timing or outcome of these negotiations.

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

We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. Under the exchange rates, hedging levels and operating conditions that existed during the three months ended March 31, 2004, for every one-cent change in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for the three months ended March 31, 2004 would have been reduced by approximately $1.25 million, or approximately $5.0 million on an annualized basis. For a description of our hedging activities, see Note 13 to the Notes to Consolidated Financial Statements included in this quarterly report.

Canadian Dollar Hedging Program

At March 31, 2004, we had approximately $142.9 million of unrealized gains recorded on our Canadian dollar hedging program compared to approximately $172.4 million of unrealized gains at December 31, 2003. These unrealized gains are classified in “Other current assets” or “Other assets” in our Consolidated Balance Sheet depending on the maturity date of the hedging contract.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities.” Many variable interest entities (“VIE”) have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.

In October 2003, the FASB issued FASB Staff Position FIN 46-6 which (i) deferred the implementation of FIN 46 for VIEs created before February 1, 2003, for periods ending after December 15, 2003, and (ii) permitted early adoption of FIN 46 before the end of the deferral period for some or all VIEs in which an entity holds an interest.

Effective July 1, 2003, Bowater early adopted FIN 46 specific to the Covington paper coating facility (referred to as “Nuway”) which had been financed through a special purpose entity (“SPE”). This SPE was determined to be a VIE and required to be consolidated by Bowater in accordance with FIN 46. As such, in the third quarter of 2003, Bowater consolidated assets of approximately $49.4 million and debt of approximately $51.8 million and recorded a non-cash, after tax cumulative effect charge, of $2.4 million (or $0.04 per share). On August 11, 2003, Bowater terminated the lease agreement with the SPE and paid approximately $51.8 million to pay off the debt.

In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”). Under the new FIN 46R guidance, application of FIN 46R is required in financial statements of entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Bowater adopted the remaining provisions of FIN 46R in the first quarter of 2004. Adoption of FIN 46R had no impact on Bowater’s Consolidated Financial Statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our postretirement benefits include prescription drug benefits for Medicare-eligible retirees. On March 12, 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft providing guidance on how to account for the subsidy. The FASB expects to finalize the guidance shortly thereafter. The proposed guidance would be effective for the first interim or annual period beginning after June 15, 2004. When the new guidance is initially applied, a remeasurement of the plan’s assets and APBO, including the effects of the subsidy, if applicable, as well as the other effects of the Act, should be made as of the earlier of (a) the plan’s measurement date that normally would have followed enactment of the Act or (b) the end of the employer’s interim or annual period that includes the date of the Act’s enactment. For Bowater, the results for the quarter ending September 30, 2004 would need to reflect the new legislation and the proposed accounting guidance. While not yet measurable, we believe the Act will likely result in postretirement benefit liabilities that are lower than they would be without the effects of the Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have updated the disclosure concerning our Canadian dollar forward contracts, which is included in Note 13 to the Notes to Consolidated Financial Statements included in this quarterly report. For information about the effect of Canadian-U.S. dollar exchange rate fluctuations on our manufacturing costs and Canadian dollar denominated liabilities, see the section entitled “Canadian-U.S. Dollar Exchange Rate Fluctuation Effect on Earnings.”

Interest Rate Risk

We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank and long-term debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain a mix of fixed rate and variable rate borrowings. At March 31, 2004 we had $2,167.7 million of fixed rate long-term debt and $403.5 million of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates,

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

but not earnings or cash flows. Our variable rate debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our short and long-term variable rate bank debt at March 31, 2004 of $403.5 million, a 100 basis point increase in interest rates would increase our quarterly interest expense by $1.0 million.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures:

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

(b) Changes in Internal Controls:

In connection with the evaluation of internal controls, there were no changes that materially affect our internal controls over financial reporting during the period covered by this report.

BOWATER INCORPORATED AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

a.	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

b.	There have been no material developments to the legal proceedings described in our annual report on Form 10-K filed on March 10, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchase of Equity Securities.

a.	Refer to Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources — “Cash from Financing Activities” on page 28 for a discussion of the use of proceeds from the sale of $250.0 million of registered notes in March 2004.

b.	Bowater Incorporated repurchased 7,774 shares of restricted stock at an average price of 44.38. This was under the 2002 Stock Option Plan.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1	Credit Agreement dated April 22, 2004 between Bowater Incorporated and Bowater Canadian Forest Products Inc. (as Borrowers) and JPMorgan Chase Bank, The Bank of Nova Scotia and certain lenders (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Schedules to the Credit Agreement are not being filed).

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On March 17, 2004, the Company filed a report on Form 8-K under items 5 and 7 announcing the completed sale of an aggregate amount of $250.0 million of its floating rate senior notes due March 15, 2010.

On January 29, 2004, the Company furnished a report on Form 8-K announcing its earnings for the fourth quarter of 2003 and for the year ended December 31, 2003, under items 7 and 9.

BOWATER INCORPORATED AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED

By	/s/ David G. Maffucci

David G. Maffucci
Executive Vice President and
Chief Financial Officer

By	/s/ Michael F. Nocito

Michael F. Nocito
Vice President and Controller

Dated: May 10, 2004

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Credit Agreement dated April 22, 2004 between Bowater Incorporated and Bowater Canadian Forest Products Inc. (as Borrowers) and JPMorgan Chase Bank, The Bank of Nova Scotia and certain lenders (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Schedules to the Credit Agreement are not being filed).

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.