Form 10-Q
period 2004-06-30
BOWATER INC
filed 2004-08-06
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2004.

Class	Outstanding at August 2, 2004

Common Stock, $1.00 Par Value	55,648,709 Shares

BOWATER INCORPORATED
I N D E X

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in millions of US dollars except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Sales	$788.0	$664.1	$1,533.3	$1,294.6
Cost of sales, excluding depreciation, amortization and cost of timber harvested	577.3	554.1	1,144.8	1,070.6
Depreciation, amortization and cost of timber harvested	84.9	86.0	171.1	168.5
Distribution costs	79.4	62.4	156.4	124.5
Selling and administrative expense	31.8	34.0	68.8	70.8
Net gain on sale of assets	5.1	104.0	4.2	115.1

Operating income (loss)	19.7	31.6	(3.6)	(24.7)
Other expense (income)
Interest income	(1.1)	(1.4)	(2.1)	(2.4)
Interest expense, net of capitalized interest	49.9	42.2	98.1	82.1
Other, net	(3.9)	2.5	(5.1)	10.8

	44.9	43.3	90.9	90.5

Loss before income taxes, minority interests and cumulative effect of accounting change	(25.2)	(11.7)	(94.5)	(115.2)
Provision for income tax expense (benefit)	(22.9)	17.6	(56.7)	(12.7)
Minority interests in net loss of subsidiaries	(1.0)	(3.6)	(4.0)	(7.2)

Loss before cumulative effect of accounting change	(1.3)	(25.7)	(33.8)	(95.3)
Cumulative effect of accounting change	—	—	—	(2.1)

Net loss	(1.3)	(25.7)	(33.8)	(97.4)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1.8)	5.7	(2.6)	10.4
Minimum pension liability adjustments	1.8	(4.8)	2.0	(7.3)
Unrealized (loss) gain on hedged transactions	(34.7)	58.8	(53.0)	98.7

Comprehensive income (loss)	$(36.0)	$34.0	$(87.4)	$4.4

Basic earnings (loss) per common share
Income (loss) before cumulative effect of accounting change	(0.02)	(0.45)	(0.59)	(1.67)
Cumulative effect of accounting change	—	—	—	(0.04)

Net income (loss)	$(0.02)	$(0.45)	$(0.59)	$(1.71)

Diluted earnings (loss) per common share
Income (loss) before cumulative effect of accounting change	(0.02)	(0.45)	(0.59)	(1.67)
Cumulative effect of accounting change	—	—	—	(0.04)

Net income (loss)	$(0.02)	$(0.45)	$(0.59)	$(1.71)

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, in millions of US dollars)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$34.2	$19.4
Accounts receivable, net	397.0	360.9
Inventories	286.9	293.1
Unrealized gain on hedged transactions	80.9	126.7
Other current assets	48.6	42.9

Total current assets	847.6	843.0
Timber and timberlands	183.0	184.1
Fixed assets, net	3,412.4	3,557.3
Goodwill	828.2	828.2
Other assets	181.5	203.2

Total assets	$5,452.7	$5,615.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$13.1	$13.4
Short-term bank debt	115.8	200.5
Accounts payable and accrued liabilities	420.1	434.1
Dividends payable	11.4	11.7

Total current liabilities	560.4	659.7
Long-term debt, net of current installments	2,421.6	2,292.4
Pension, other post-retirement benefits and other long-term liabilities	494.3	481.4
Deferred income taxes	402.3	500.3
Minority interests in subsidiaries	64.4	69.3
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1 par value. Authorized 100,000,000 shares; issued 67,267,251 and 67,048,804 shares at June 30, 2004 and December 31, 2003, respectively	67.2	67.0
Exchangeable shares, no par value. Unlimited shares authorized; 1,597,365 and 1,641,312 outstanding at June 30, 2004 and December 31, 2003, respectively	76.0	78.2
Additional paid-in capital	1,611.3	1,602.6
Retained earnings	342.4	399.1
Unearned compensation	(0.5)	(1.0)
Accumulated other comprehensive loss	(100.7)	(47.1)
Treasury stock, at cost, 11,609,217 and 11,611,203 shares at June 30, 2004 and December 31, 2003, respectively	(486.0)	(486.1)

Total shareholders’ equity	1,509.7	1,612.7

Total liabilities and shareholders’ equity	$5,452.7	$5,615.8

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
For The Six Months Ended June 30, 2004
(Unaudited, in millions of US dollars except per-share amounts)

						Accumulated
			Additional			Other
	Common	Exchangeable	Paid-in	Retained	Unearned	Comprehensive	Treasury
	Stock	Shares	Capital	Earnings	Compensation	Loss	Stock
Balance at December 31, 2003	$67.0	$78.2	$1,602.6	$399.1	$(1.0)	$(47.1)	$(486.1)
Retraction of exchangeable shares (43,947 shares issued and exchangeable shares retracted)	—	(2.2)	2.2	—	—	—	—
Net loss	—	—	—	(33.8)	—	—	—
Dividends ($0.40 per share)	—	—	—	(22.9)	—	—	—
Foreign currency translation	—	—	—	—	—	(2.6)	—
Stock options exercised (174,500 shares)	0.2	—	5.0	—	—	—	—
Tax benefit on exercise of stock options	—	—	1.8	—	—	—	—
Pension plan additional minimum liability, net of tax provision of $1.2	—	—	—	—	—	2.0	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (1,986 shares)	—	—	—	—	—	—	0.1
Amortization of unearned compensation	—	—	—	—	0.5	—	—
Other	—	—	(0.3)	—	—	—	—
Unrealized loss on hedged transactions, net of tax benefit of $32.5	—	—	—	—	—	(53.0)	—

Balance at June 30, 2004	$67.2	$76.0	$1,611.3	$342.4	$(0.5)	$(100.7)	$(486.0)

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in millions of US Dollars)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(33.8)	$(97.4)
Adjustments to reconcile net loss to net cash from operating activities:
Cumulative effect of accounting change	—	2.1
Depreciation, amortization and cost of timber harvested	171.1	168.5
Deferred income taxes	(61.8)	(16.8)
Amortization of unearned compensation	0.5	1.0
Minority interests in net loss of subsidiaries	(4.0)	(7.2)
Net gain on fixed assets and land sales	(4.2)	(115.1)
Changes in working capital:
Accounts receivable, net	(36.1)	(7.8)
Inventories	6.2	(33.4)
Income taxes receivable	—	75.6
Accounts payable and accrued liabilities	12.3	11.8
Income taxes payable	(27.2)	29.6
Other, net	(1.3)	30.2

Net cash from operating activities	21.7	41.1
Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(38.9)	(150.0)
Disposition of assets, including timber and timberlands	7.3	140.3

Net cash used for investing activities	(31.6)	(9.7)
Cash flows from financing activities:
Cash dividends, including minority interests	(23.2)	(22.8)
Short-term financing	389.8	558.2
Short-term financing repayments	(474.5)	(695.4)
Long-term financing	245.9	394.9
Payments of long-term debt	(113.8)	(220.1)
Stock options exercised	5.2	0.2
Other	(4.7)	0.4

Net cash from financing activities	24.7	15.4

Net increase in cash and cash equivalents	14.8	46.8
Cash and cash equivalents at beginning of year	19.4	35.9

Cash and cash equivalents at end of period	$34.2	$82.7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest of $0 and $5.7	$98.3	$91.5
Income taxes	$30.5	$2.4

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bowater Incorporated and subsidiaries (“Bowater”). The consolidated balance sheet as of June 30, 2004 and the related statements of operations, capital accounts and cash flows for the periods ended June 30, 2004 and 2003 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2004 presentation. The reclassifications had no effect on total shareholders’ equity or net loss.

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

In connection with the adoption of SFAS No. 143, we recorded a cumulative effect charge, net of taxes, of $2.1 million (or $0.04 per share) to our consolidated statement of operations for the first quarter of 2003. The adoption adjustment also included a net increase to fixed assets of $0.9 million, long-term obligations of $4.3 million and deferred tax assets of $1.3 million. Asset retirement obligations were recorded for those obligations where a legally enforceable obligation exists, the life is determinable and a reasonable estimate of fair value can be made. Asset retirement obligations recorded in connection with the adoption of SFAS No. 143 were primarily for industrial waste landfills, bark piles and sludge basins where we have a legally enforceable obligation to perform capping and post closure monitoring procedures upon closing of these assets. Prior to SFAS No. 143, Bowater had not recorded an obligation for these asset retirement obligations. Bowater has not had to legally restrict these assets for purposes of settling its asset retirement obligations.

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

The following table describes changes to Bowater’s asset retirement obligation liability for the periods ended June 30, 2004 and 2003:

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions)	2004	2003	2004	2003

Asset retirement obligation at the beginning of period	$4.7	$4.4	$4.6	$—
Cumulative effect adjustment of adoption of SFAS No. 143	—	—	—	4.3
Accretion expense	—	0.1	0.1	0.2

Asset retirement obligation at the end of period	$4.7	$4.5	$4.7	$4.5

3.	Off-Balance Sheet Arrangement – FIN 46, Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” Many variable interest entities (“VIEs”) have commonly been referred to as special-purpose entities or off-balance sheet structures. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.

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

The pro forma effects of the application of FIN 46, as if the statement had been adopted on January 1, 2003 (rather than July 1, 2003) are presented below:

	Three months ended	Six months ended
(In millions, except per-share amounts)	June 30, 2003	June 30, 2003

Net loss	$(26.1)	$(98.2)
Basic loss per common share	(0.46)	(1.73)
Diluted loss per common share	(0.46)	(1.73)

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

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

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions, except per-share amounts)	2004	2003	2004	2003

Net loss as reported:	$(1.3)	$(25.7)	$(33.8)	$(97.4)
Add: Stock-based compensation expense included in net loss, net of related tax effects	0.1	0.4	0.3	0.8
Deduct: Stock-based compensation expense determined under fair value based methods, net of related tax effects	(1.8)	(1.8)	(3.6)	(3.7)

Pro forma net loss	$(3.0)	$(27.1)	$(37.1)	$(100.3)

Loss per share:
Basic, as reported	$(0.02)	$(0.45)	$(0.59)	$(1.71)
Basic, pro forma	(0.05)	(0.48)	(0.65)	(1.76)

Diluted, as reported	$(0.02)	$(0.45)	$(0.59)	$(1.71)
Diluted, pro forma	(0.05)	(0.48)	(0.65)	(1.76)

The fair value of each option granted in the three and six months ended June 30, 2004 and 2003, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Assumptions:
Dividend yield	—%	2.1%	1.8%	2.0%
Expected volatility	—%	31.4%	30.6%	31.8%
Risk-free interest rate	—%	3.0%	3.4%	3.4%
Expected option lives in years	—	6.2	6.8	6.2

Weighted average fair value of each option	$—	$10.80	$13.88	$12.19

In January 2004, Bowater granted 862,000 options pursuant to its 2002 stock option plan at an exercise price of approximately $45 per share. The options generally become exercisable over a period of two years and expire 10 years from date of grant.

On January 28, 2003, Bowater granted 82,510 restricted stock awards to certain officers under the 2002 stock option plan. In accordance with APB No. 25, Bowater is recognizing a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the grant. The expense measured under SFAS

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

No. 123 does not differ from that under APB No. 25. Shares of restricted stock awarded under the 2002 plan vest over a two-year period and are subject to forfeiture in the event of termination of employment prior to the vesting dates. Prior to vesting, the participants may vote and receive dividends. The market value of the restricted shares granted on January 28, 2003 was approximately $3.3 million and was recorded in the first quarter of 2003 as unearned compensation, which is a separate component of shareholders’ equity. Bowater recorded compensation expense related to the amortization of unearned compensation of approximately $0.2 million and $0.5 million for the three and six-month periods ended June 30, 2004, respectively, and approximately $0.6 million and $1.0 million for the three and six-month periods ended June 30, 2003, respectively.

5.	Net Gain (Loss) on Fixed Assets and Land Sales

During the three and six months ended June 30, 2004, Bowater recorded a net pre-tax gain of $5.1 million, or $0.06 per diluted share after tax and $4.2 million, or $0.05 per diluted share after tax, respectively, related to land sales and gains or losses on fixed assets.

During the three and six months ended June 30, 2003, Bowater recorded a net pre-tax gain of $104.0 million, or $1.13 per diluted share after tax, and $115.1 million, or $1.25 per diluted share after tax, respectively, related to land sales and gains or losses on fixed assets. In the second quarter of 2003, Bowater completed the sale of 81,768 acres of owned and leased timberlands for aggregate consideration of $121.8 million. This transaction resulted in a pre-tax gain of approximately $97.5 million.

6.	Other (Income) Expense

“Other, net” in the Consolidated Statement of Operations includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2004	2003	2004	2003

Foreign exchange (gain) loss	$(1.7)	$5.6	$(1.3)	$13.8
(Income) loss from joint venture	(1.4)	(0.6)	(1.5)	0.2
Miscellaneous income	(0.8)	(2.5)	(2.3)	(3.2)

	$(3.9)	$2.5	$(5.1)	$10.8

7.	Accumulated Other Comprehensive Income (Loss)

The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet are as follows:

	June 30,	December 31,
(Unaudited, in millions)	2004	2003

Pension plan additional minimum liabilities (1)	$(154.9)	$(156.9)
Foreign currency translation (2)	0.3	2.9
Unrealized gain (loss) on hedging transactions (3)	53.9	106.9

	$(100.7)	$(47.1)

(1)	Net of deferred tax benefit of $87.0 million and $88.2 million, respectively.

(2)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(3)	Net of deferred tax expense of $33.0 million and $65.5 million, respectively.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

8.	Loss Per Share

Basic and diluted loss per share are based on net loss and do not include any impact from “Other comprehensive loss.” The calculation of basic and diluted loss per share after cumulative effect of accounting change is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions, except per-share amounts)	2004	2003	2004	2003
Basic computation:
Basic loss available to common shareholders	$(1.3)	$(25.7)	$(33.8)	$(97.4)

Basic weighted average shares outstanding	57.2	56.9	57.1	56.9

Basic loss per common share	$(0.02)	$(0.45)	$(0.59)	$(1.71)

Diluted computation:
Diluted loss available to common shareholders	$(1.3)	$(25.7)	$(33.8)	$(97.4)

Basic weighted average shares outstanding	57.2	56.9	57.1	56.9
Effect of dilutive securities:
Options	—	—	—	—

Diluted weighted average shares outstanding	57.2	56.9	57.1	56.9

Diluted loss per common share	$(0.02)	$(0.45)	$(0.59)	$(1.71)

The dilutive effect of options outstanding is calculated using the treasury stock method. Options for approximately 4.7 million shares outstanding at June 30, 2004, and 4.2 million shares outstanding at June 30, 2003 were excluded from the calculation of diluted loss per share as the impact would have been antidilutive.

9.	Severance Related Liabilities

COST REDUCTION PROGRAM:

In connection with a multifaceted cost reduction initiative announced in the fourth quarter of 2002 and completed in the fourth quarter of 2003, Bowater reduced its salaried and hourly workforce at certain locations by approximately 600 people. The majority of the 600 terminations were part of either a voluntary or involuntary workforce reduction that included termination charges for severance, medical, pension, and other benefits. Total costs associated with the initiative were $47.9 million ($34.5 million in 2003 and $13.4 million in 2002), including $11.8 million of pension related costs ($5.3 million for pension and other postretirement plan curtailments and $6.5 million of other pension plan benefits related to accelerated pension years of service). The termination costs are classified as either cost of sales (manufacturing personnel) or selling and administrative expense (administrative personnel) in the Consolidated Statement of Operations. Termination costs under the above initiative for the three and six-month periods ended June 30, 2003, totaled approximately $18.2 million and $24.9 million, respectively, and related to the termination of 334 people. Included in the employee termination costs of $18.2 million for the second quarter of 2003 are pension related charges for a pension plan curtailment of approximately $2.7 million and other pension plan benefits of approximately $4.6 million related to accelerated pension years of service in connection with certain of the voluntary workforce reduction programs (See “Note 11, Pension and Postretirement Expense”). There were no termination costs for the three and six-month periods ended June 30, 2004, as the cost reduction plan was completed in the fourth quarter of 2003. Payments relating to the cost reduction initiative for the six-months ended June 30, 2004 totaled approximately $7.5 million. The remaining accrual at June 30, 2004, of $1.5 million, which excludes the pension related charges, is expected to be paid over the remainder of 2004 and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

The following table summarizes the activity of our cost reduction initiative, by reportable segment, expensed to our Consolidated Statement of Operations:

	Expense For Three	Expense For Six
	Months Ended	Months Ended
(Unaudited, in Millions)	June 30, 2003	June 30, 2003
Employee termination costs by segment:
Newsprint Division	$12.6	$17.3
Coated and Specialty Papers Division	3.7	4.3
Canadian Forest Products Division	1.9	2.3
Forest Products Division	—	1.0
Corporate/Other	—	—

	$18.2	$24.9

     The following table summarizes the activity for the liabilities described above, excluding the pension related costs:

		Write-offs &
	December 31,	Payments Against	Increase (Decrease)
(Unaudited, in millions)	2003	Reserve	Reserve	Foreign Exchange	June 30, 2004
Employee termination costs	$9.0	$7.5	$—	$—	$1.5

10.	Long-Term and Short-Term Debt and Off-Balance Sheet Debt Guarantees

On March 17, 2004, Bowater sold, in a registered offering, $250 million notes due March 15, 2010. Interest on the notes accrue at a rate based on LIBOR plus 3% and is payable quarterly beginning on June 15, 2004. On or after March 15, 2006, Bowater may redeem all or a portion of the notes at any time. The redemption price will be 102% of the principal amount if redeemed from March 15, 2006 to March 14, 2007; 101% if redeemed from March 15, 2007 to March 14, 2008; and 100% if redeemed on or after March 15, 2008. We received net proceeds from the sale of the notes of $246.2 million, which were net of underwriting fees of $3.8 million. These fees are being amortized over the life of the notes. The proceeds were used to pay amounts outstanding under the short-term bank debt credit facilities ($146.2 million) and the associated term loan ($100.0 million).

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

As of June 30, 2004 there was an outstanding amount of $30.0 million on the revolving credit facility in the United States and no outstanding amounts on the Canadian revolving credit facility.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

Bowater has off-balance sheet debt guarantees of approximately $45.0 million at June 30, 2004, with $35.0 million related to Ponderay Newsprint Company (“Ponderay”) and $10.0 million related to Timber Note Holdings LLC, a Qualified Special Purpose Entity.

Bowater has a 40% interest in Ponderay, an unconsolidated partnership. Ponderay has a credit facility with several banks that is made up of two separate tranches. The first tranche is a $25.0 million revolving credit facility and the second tranche is a $87.5 million term loan. Bowater and the other partners serve as guarantors on the term loan. Ponderay’s outstanding balance under the term loan at June 30, 2004 was $87.5 million. The revolving credit facility has $10 million reserved for letters of credit. There are no other balances outstanding under the revolving credit facility. Ponderay’s term loan outstanding balance is reduced annually by its excess cash flows as defined in the credit facility and the final balance is due at maturity on April 12, 2006. Bowater guarantees 40% of the outstanding balance under the Ponderay term loan (a guarantee of $35.0 million at June 30, 2004). Bowater’s guarantee is reduced as the outstanding balance of the term loan is reduced. Bowater would be required to perform on the guarantee if Ponderay were to default on its credit facility and Ponderay’s assets, which collateralize the debt, were insufficient to pay off the credit facility.

In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC. Bowater currently guarantees approximately $10.0 million of the investor notes principal balance. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009. Bowater would be required to perform on the guarantee if Timber Note Holdings LLC were to default on the investor notes or if there were a default on the notes receivable.

11.	Pension and Postretirement Expense

The components of net periodic benefit costs relating to Bowater’s pension and other postretirement plans are as follows for the three and six-months ended June 30, 2004 and 2003:

Pension Plans:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$9.6	$8.0	$19.1	$16.0
Interest cost	27.3	25.5	54.6	51.0
Expected return on plan assets	(27.1)	(26.0)	(54.2)	(52.0)
Amortization of transition amount	—	(0.1)	—	(0.2)
Amortization of prior service cost	0.5	0.2	1.0	0.4
Recognized net actuarial loss	3.2	1.1	6.4	2.2
Amount of curtailment (gain)/loss recognized (See Note 9)	—	2.7	—	2.7
Amount of settlement (gain)/loss recognized	—	2.6	—	2.6
Cost of special or contractual termination benefits recognized (See Note 9)	—	4.6	—	4.6

Net periodic benefit cost	$13.5	$18.6	$26.9	$27.3

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

     Other Postretirement Plans:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1.2	$1.0	$2.4	$2.0
Interest cost	4.4	3.6	8.9	7.2
Amortization of prior service cost	(1.6)	(1.6)	(3.1)	(3.2)
Recognized net actuarial loss	2.7	2.0	5.3	4.0

Net periodic benefit cost	$6.7	$5.0	$13.5	$10.0

12.	Commitments and Contingencies

a.	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

b.	There have been no material developments to the legal proceedings described in our annual report on Form 10-K filed on March 10, 2004.

13.	Financial Instruments

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

The components of the net gain (loss) related to cash flow hedges and included in “Accumulated other comprehensive loss” for the three and six-months ended June 30, 2004 and 2003 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Gains resulting from reclassification to earnings from Accumulated other comprehensive loss	$(26.4)	$(10.5)	$(58.3)	$(13.8)
Unrealized gain (loss) for change in value of cash flow hedges	(29.5)	105.4	(27.2)	173.0

	(55.9)	94.9	(85.5)	159.2
Income tax (expense) benefit	21.2	(36.1)	32.5	(60.5)

Net gain (loss) in Accumulated other comprehensive loss	$(34.7)	$58.8	$(53.0)	$98.7

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

		Net Asset (Liability)
				Range Of
	Notional Amount	Carrying	Fair	U.S.$/CDN$
June 30, 2004 (in millions)	of Derivatives	Amount	Market Value	Exchange Rates
Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2004	$271.0	$52.0	$52.0	.6476-.6124
Due in 2005	507.0	34.9	34.9	.7489-.6316
Due in 2006	153.0	0.1	0.1	.7609-.7124

	$931.0	$87.0	$87.0

In order to reduce our exposure to exchange rate fluctuations on our Canadian dollar denominated long-term debt, we enter into Canadian dollar forward contracts with notional amounts of approximately $100 million. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly and gains or losses are included in “Other, net” in our Consolidated Statement of Operations. At June 30, 2004, our outstanding Canadian dollar forward contracts had notional amounts of $100 million due on September 29, 2004. The fair value of the Canadian dollar forward contracts outstanding at June 30, 2004 was a liability of $0.1 million. We recorded a loss of $2.6 million for the three and six-months ended June 30, 2004 and gains of $9.3 million and $17.2 million for the three and six-months ended June 30, 2003 in the Consolidated Statement of Operations as a result of these economic hedge contracts.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions and no one financial institution has more than 16% of our derivative financial instruments. Therefore, the risk of counterparty nonperformance is considered to be remote.

14.	Segment Information

Below is a description of the types of products and services from which each reportable segment derives its revenues:

Bowater is organized into five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, the Forest Products Division and the Canadian Forest Products Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate & Other Eliminations.” Therefore, the other four divisions are our reportable segments. Certain segment information for the three and six-month periods ended June 30, 2003 has been reclassified to conform to the June 30, 2004 presentation.

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

CANADIAN FOREST PRODUCTS DIVISION

The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The division manages 0.4 million acres of owned or leased timberland and over 23.5 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. The division also operates eight sawmills and one wood treatment plant, supplies wood to four paper mills and eight sawmills, and is responsible for the marketing and sales of its timber and lumber production.

FOREST PRODUCTS DIVISION

The Forest Products Division manages 1.0 million acres of timberland owned or leased in the United States and the Canadian provinces of Ontario and Nova Scotia and over 8.3 million acres of Crown-owned land in the province of Ontario on which we have cutting rights. The division also operates five softwood sawmills, supplies wood fiber to our pulp and paper production sites and markets and sells timber and southern yellow pine lumber in North America.

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

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

The following tables summarize information about segment profit and loss for the three and six-month periods ended June 30, 2004 and 2003 and segment assets as of June 30, 2004 and 2003:

		Coated and	Canadian
Three Months Ended		Specialty	Forest	Forest	Net Gain (Loss) on
June 30, 2004	Newsprint	Papers	Products	Products	Fixed Assets and	Corporate/ Other
(Unaudited, in millions)	Division	Division	Division	Division	Land Sales	Eliminations	Total
Sales — including internal sales	$400.8	$152.2	$201.3	$44.2	$—	$—	$798.5
Elimination of intersegment sales	—	—	—	—	—	(10.5)	(10.5)

Sales — external customers	400.8	152.2	201.3	44.2	—	(10.5)	788.0

Segment income (loss)	(7.9)	7.4	1.2	2.8	5.1	11.1	19.7

Total assets at 6/30/04	$2,596.8	$779.5	$1,273.0	$241.5	$—	$561.9	$5,452.7

		Coated and	Canadian
Three Months Ended		Specialty	Forest	Forest	Net Gain (Loss) on
June 30, 2003	Newsprint	Papers	Products	Products	Fixed Assets and	Corporate/ Other
(Unaudited, in millions)	Division	Division	Division	Division	Land Sales	Eliminations	Total
Sales — including internal sales	$359.6	$117.3	$183.7	$24.3	$—	$—	$684.9
Elimination of intersegment sales	—	—	—	—	—	(20.8)	(20.8)

Sales — external customers	359.6	117.3	183.7	24.3	—	(20.8)	664.1

Segment income (loss)	(30.8)	(13.8)	(15.1)	(3.1)	104.0	(9.6)	31.6

Total assets at 6/30/03	$2,811.8	$777.2	$1,312.4	$241.0	$—	$528.0	$5,670.4

		Coated and	Canadian
Six-Months Ended		Specialty	Forest	Forest	Net Gain (Loss) on
June 30, 2004	Newsprint	Papers	Products	Products	Fixed Assets and	Corporate/ Other
(Unaudited, in millions)	Division	Division	Division	Division	Land Sales	Eliminations	Total
Sales — including internal sales	$795.6	$293.5	$381.1	$83.9	$—	$—	$1,554.1
Elimination of intersegment sales	—	—	—	—	—	(20.8)	(20.8)

Sales — external customers	795.6	293.5	381.1	83.9	—	(20.8)	1,533.3

Segment income (loss)	(23.4)	5.9	(18.4)	2.2	4.2	25.9	(3.6)

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

		Coated and	Canadian
Six-Months Ended		Specialty	Forest	Forest	Net Gain (Loss) on
June 30, 2003	Newsprint	Papers	Products	Products	Fixed Assets and	Corporate/ Other
(Unaudited, in millions)	Division	Division	Division	Division	Land Sales	Eliminations	Total
Sales — including internal sales	$710.4	$223.5	$355.0	$46.6	$—	$—	$1,335.5
Elimination of intersegment sales	—	—	—	—	—	(40.9)	(40.9)

Sales – external customers	710.4	223.5	355.0	46.6	—	(40.9)	1,294.6

Segment income (loss)	(51.8)	(34.1)	(27.1)	(4.9)	115.1	(21.9)	(24.7)

BOWATER INCORPORATED AND SUBSIDIARIES

Managements’s Discussion and Analysis of Financial Condition and Results of Operations

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

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates, assumptions and judgments and rely on projections of future results of operations and cash flows. We base our estimates and assumptions on historical data and other assumptions that we believe are reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

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

BOWATER INCORPORATED AND SUBSIDIARIES
Managements’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Financial Performance

The operating environment improved in the second quarter of 2004 as we reported positive operating income results. However, we still had a net loss for the quarter of $1.3 million ($0.02 per diluted share) with operating income of $19.7 million. These results compare favorably to both the second quarter of 2003, when our net loss was $25.7 million ($0.45 per diluted share) with operating income of $31.6 million (which includes a $104.0 million gain on asset sales), and to the first quarter of 2004, when our net loss was $32.5 million ($0.57 per diluted share) with an operating loss of $23.3 million. The principal reason for these improved results was higher product pricing across our product grades, the weakening of the Canadian dollar since the first quarter of 2004 and a higher tax benefit. However, our pricing improvements in the second quarter of 2004 compared to the first quarter of 2004 were slightly offset by higher fiber costs and repair costs for two major cold outages at two of our largest facilities.

In the second quarter our capital spending was approximately $20.0 million. Our debt, net of cash, decreased approximately $17.0 million in the second quarter compared to the first quarter due to an increase in cash provided by operations of $42.7 million, resulting from lower working capital needs, partially offset by approximately $20.0 million of capital spending and $11.7 million in dividend payments.

We improved our liquidity by completing the sale of $250 million in registered floating rate notes due in 2010, using the proceeds to repay bank debt. In April 2004, we entered a new three year $435 million credit facility.

Outlook

We believe that demand for our products will improve with the recovery in the U.S. economy. In June, newspaper ad linage increased year over year for the sixth consecutive month and is up 2.1% year-to-date. Demand for coated and specialty papers in the U.S. generally increased in the second quarter by 4.2% for coated mechanical and by 5.8% for uncoated mechanical compared to the first quarter of 2004. First quarter industry shipments of market pulp were a record 9.5 million tons. Continued strong housing starts and railcar shortages have tightened the lumber markets. We therefore enter the third quarter with higher pricing in newsprint, market pulp, specialty papers, and lumber compared to the average of the first quarter, continued implementation of our June coated paper price increase, and with price increases announced for September in our newsprint, coated paper and specialty grades. Wood and energy costs are expected to return to more normal levels but we may incur higher costs for recycled fiber.

Despite the favorable indicators of demand and price increases, our challenges and risks continue. Prices realized during the quarter were insufficient to return us to profitability. Our ability to fully implement all product pricing announced thus far in 2004 may be influenced by the recovery of demand for those products. The Canadian dollar weakened in the second quarter of 2004 to end the quarter at an exchange rate of .74 compared to an exchange rate of .76 at the end of March 2004. This weakening of the Canadian dollar eased cost pressures caused by its strengthening during 2003, but we cannot predict whether this trend will continue. In fact, the Canadian dollar has significantly strengthened in July 2004. Other economic factors may shorten or weaken the apparent economic recovery, which could negatively impact demand for our products.

BOWATER INCORPORATED AND SUBSIDIARIES
Managements’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2004	2003	Change	2004	2003	Change
Sales	$788.0	$664.1	$123.9	$1,533.3	$1,294.6	$238.7
Operating income (loss)	19.7	31.6	(11.9)	(3.6)	(24.7)	21.1

Significant items that increased (decreased) operating income:
Net gain on fixed assets and land sales			$(98.9)			$(110.9)
Product pricing			71.0			130.7
Distribution costs			(10.1)			(19.0)
Manufacturing costs			6.1			(5.2)
Employee termination costs			17.8			24.5
Selling and administrative expenses			2.2			1.0

			$(11.9)			$21.1

Three months ended June 30, 2004, versus June 30, 2003

Sales increased in the second quarter of 2004 as compared to the second quarter of 2003 due to higher transaction prices for all products and due to increased shipments of coated and specialty papers, pulp and lumber as further discussed in the “Product Line Information” section.

Operating income decreased in the second quarter of 2004 as compared to the second quarter of 2003. The above table analyzes the major items that caused the decrease in operating income. A brief explanation of these major items follows:

Net gain on fixed assets and land sales relates primarily to land sales and the disposition or write-off of fixed assets. The decrease is due to lower land sales in the second quarter of 2004 compared to the second quarter of 2003. In the second quarter of 2003, Bowater completed the sale of 81,768 acres of owned and leased timberlands for aggregate consideration of $121.8 million. This transaction resulted in a pre-tax gain of approximately $97.5 million.

Product pricing for all of our major product groups was higher in the second quarter of 2004 as compared to the second quarter of 2003. Please refer to the discussion of “Product Line Information” for a more detailed analysis of product pricing and shipments.

Distribution costs were higher in the second quarter of 2004 as compared to the second quarter of 2003 as a result of higher shipments and lumber duties on increased lumber shipments.

Manufacturing costs were lower in the second quarter of 2004 as compared to the second quarter of 2003 as a result of improved production volumes ($6.7 million), lower chemical costs and depreciation. These improvements were partially offset by a stronger Canadian dollar ($9.7 million) and increased costs for fiber, wood, labor and repair materials. The negative impact on manufacturing costs of a strong Canadian dollar was partially offset by gains on hedged transactions that were recorded against manufacturing costs during the period.

Employee termination costs were lower in the second quarter of 2004 as compared to the second quarter of 2003, as we completed our cost reduction program in the fourth quarter of 2003.

BOWATER INCORPORATED AND SUBSIDIARIES
Managements’s Discussion and Analysis of Financial Condition and Results of Operations

Six months ended June 30, 2004, versus June 30, 2003

Sales increased in the first six months of 2004 as compared to first six months of 2003 due to higher transaction prices for all products and due to increased shipments of coated and specialty papers, pulp and lumber as further discussed in the “Product Line Information” section.

Operating loss decreased in the first six months of 2004 as compared to the first six months of 2003. The above table analyzes the major items that caused the decrease in operating loss. A brief explanation of these major items follows:

Net gain on fixed assets and land sales relates primarily to land sales and the disposition or write-off of fixed assets. The decrease is primarily due to lower land sales in the first six months of 2004 compared to the first six months of 2003. In the second quarter of 2003, Bowater completed the sale of 81,768 acres of owned and leased timberlands for aggregate consideration of $121.8 million. This transaction resulted in a pre-tax gain of approximately $97.5 million.

Product pricing for all of our major product groups was higher in the first six months of 2004 as compared to the first six months of 2003. Please refer to the discussion of “Product Line Information” for a more detailed analysis of product pricing and shipments.

Distribution costs were higher in the first six months of 2004 as compared to the first six months of 2003 as a result of higher shipments and lumber duties on increased lumber shipments.

Manufacturing costs were higher in the first six months of 2004 as compared to the first six months of 2003 as a result of a stronger Canadian dollar ($52.1 million), increased fiber and wood costs ($26.3 million) and higher labor and repair materials. These higher costs were partially offset by improved production volumes ($28.1 million) and lower chemical costs. The negative impact on manufacturing costs of a strong Canadian dollar was partially offset by gains on hedged transactions that were recorded against manufacturing costs during the period.

Employee termination costs were lower in the first six months of 2004 as compared to the first six months of 2003, as we completed our cost reduction program in the fourth quarter of 2003.

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

BOWATER INCORPORATED AND SUBSIDIARIES
Managements’s Discussion and Analysis of Financial Condition and Results of Operations

Newsprint

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales (in millions)	$323.8	$307.2	$650.3	$598.0
Average prices (per metric ton)	$524	$478	$514	$469
Shipments (thousands of metric tons)	618.0	642.6	1,266.3	1,274.8
Downtime (thousands of metric tons)	53.4	52.9	92.1	101.5
Inventory at end of period (thousands of metric tons)	82.0	91.7	82.0	91.7

Three months ended June 30, 2004, versus June 30, 2003

Our average newsprint transaction price for all markets was 9.6% higher in the second quarter of 2004 compared to the second quarter of 2003. The increase reflects the realization of price increases in the North American and International markets. Newsprint shipments decreased by 3.8% in the second quarter of 2004 primarily due to the shift of production by our newsprint machines to meet the higher demand for specialty papers during the quarter. We plan to take 39,000 metric tons of market and maintenance downtime in the third quarter of 2004. The market downtime is primarily from an idled paper machine at our Thunder Bay mill (since late June 2003). We expect this market downtime to continue until market conditions improve. We will continue to match production to orders.

We announced a $50 per metric ton price increase for the domestic market and a $65 per metric ton Canadian dollar price increase for the Canadian market, effective September 1, 2004. We also expect third quarter price increases in Asia and Latin America. Market conditions will determine whether we fully realize these increases.

Newsprint Third Party Data: In the second quarter of 2004, total U.S. newsprint demand and consumption of newsprint decreased 1.2% and 1.4%, respectively as compared to the same periods of the prior year. North American net exports of newsprint decreased 21.7% from the second quarter 2003 level. Total inventories (North American mills and users) at June 30, 2004 were 1.5 million metric tons, approximately 33,000 metric tons, or 2.2%, lower than the previous quarter and 97,000 metric tons, or 7%, higher than the end of the second quarter 2003. Newspaper advertising linage improved 1.0% in June 2004 compared to June 2003.

Six months ended June 30, 2004, versus June 30, 2003

Our average newsprint transaction price for all markets was 9.6% higher in the first six months of 2004 compared to the first six months of 2003. The increase reflects the realization of price increases in the North American and International markets. Newsprint shipments decreased by 0.7% in the first six months of 2004 primarily due to higher specialties shipments.

Newsprint Third Party Data: In the first six months of 2004, total United States demand for newsprint increased 0.1% while consumption decreased 2.0% compared to the same period a year ago. North American net exports of newsprint decreased 8.8% from the first six months of 2003. Newspaper advertising linage improved 2.1% in the first six months of 2004 compared to the first six months of 2003.

BOWATER INCORPORATED AND SUBSIDIARIES
Managements’s Discussion and Analysis of Financial Condition and Results of Operations

Coated and Specialty Papers

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales (in millions)	$224.3	$184.3	$420.2	$338.0
Average prices (per short ton)	$594	$568	$588	$560
Shipments (thousands of short tons)	377.3	324.4	715.1	603.4
Downtime (thousands of short tons)	23.3	4.6	54.9	35.6
Inventory at end of period (thousands of short tons)	55.8	58.3	55.8	58.3

Three months ended June 30, 2004, versus June 30, 2003

Our average transaction price for coated paper was 3.8% higher in the second quarter of 2004 compared to the second quarter of 2003 due to the implementation of announced price increases effective March 1 and June 1, 2004. Our coated groundwood papers shipments increased 18.9% in the second quarter of 2004 as compared to the second quarter of 2003, as a result of the conversion of a paper machine at our Catawba facility from newsprint to coated paper. Our average transaction price for specialty papers was 5.2% higher in the second quarter of 2004 compared to the second quarter of 2003 due to the price increases noted above. Our specialty papers shipments increased 14.0% in the second quarter of 2004 compared to the second quarter of 2003 due to a shift of advertisers towards flyers and inserts rather than newspaper advertising and our ability to shift production at our newsprint machines to meet this higher demand for specialty papers.

Coated and Specialty Papers Third Party Data: U.S. magazine advertising pages increased 2.5% compared to the second quarter of 2003 and catalog mailings (measured by standard mail pieces) increased 7.9% in the first quarter of 2004 compared to the same period last year. North American demand for coated mechanical papers was up 12.9% in the second quarter of 2004 compared to the second quarter of 2003. North American demand for supercalendered high gloss papers and other uncoated mechanical papers was down 7.8% and up 14.9%, respectively, in the second quarter of 2004 compared to the second quarter of 2003.

Six months ended June 30, 2004, versus June 30, 2003

Our average transaction price for coated paper was 3.8% higher in the first six months of 2004 compared to the first six months of 2003 due to realization of price increases during 2003 and 2004. Our coated papers shipments increased 29.7% in the first six months of 2004, compared to the first six months of 2003, as a result of the conversion of a paper machine at Catawba from newsprint to coated papers. Our average transaction price for specialty papers was 4.5% higher in the first six months of 2004, compared to the first six months of 2003, due to the price increases noted above. Our specialty papers shipments increased 8.8% in the first six months of 2004, compared to the first six months of 2003, due to increased demand.

Coated and Specialty Papers Third Party Data: U.S. magazine advertising pages increased 0.5% compared to the first six months of 2003 and catalog mailings (measured by standard mail pieces) increased 7.9% in the first quarter of 2004 compared to the same period last year. North American demand for coated mechanical papers was up 9.4% through June 2004, compared to the first six months of 2003. North American demand for supercalendered high gloss papers and other uncoated mechanical papers was down 4.1% and up 12.9%, respectively, through June 2004, compared to the first six months of 2003.

BOWATER INCORPORATED AND SUBSIDIARIES
Managements’s Discussion and Analysis of Financial Condition and Results of Operations

Market Pulp

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales (in millions)	$139.0	$111.2	$276.2	$240.1
Average prices (per metric ton)	$534	$499	$509	$473
Shipments (thousands of metric tons)	260.2	222.9	542.7	507.9
Downtime (thousands of metric tons)	18.6	25.0	23.6	26.3
Inventory at end of period (thousands of metric tons)	46.7	80.2	46.7	80.2

Three months ended June 30, 2004, versus June 30, 2003

Our average transaction price for market pulp was 7.0% higher in the second quarter of 2004 compared to the second quarter of 2003. The increase reflects the realization of price increases in the latter half of 2003 and first six months of 2004 brought about by improved world supply and demand. Our shipments increased 16.7% in the second quarter of 2004 compared to the same period of 2003, primarily as a result of improved demand in our core markets and reduced downtime in the second quarter of 2004 at our Thunder Bay facility, which had a nine-day shut in the second quarter of 2003, due to temporary wood shortages. Our market pulp inventories ended the second quarter of 2004 at 13 days supply, 20 days below the industry average.

Market Pulp Third Party Data: Demand for market pulp increased in the second quarter of 2004 compared to the same period last year. World shipments were up 6.7% in April and May of 2004 compared to the same period in 2003. World producers operated at 95% of capacity but shipped at 93.6% of capacity. Consequently, inventories have increased over the quarter by 150,000 metric tons, to end June 2004 at 3.4 million metric tons, or 34 days supply. Inventories are 156,000 metric tons higher but 3 days supply lower than the corresponding period of 2003.

Six months ended June 30, 2004, versus June 30, 2003

Our average price for market pulp was 7.6% higher in the first six months of 2004 compared to the first six months of 2003. The increase reflects the realization of price increases in the latter half of 2003 and first six months of 2004 brought about by improved world supply and demand. Our shipments increased 6.9% in the first six months of 2004 primarily as a result of improved demand from our core markets and reduced downtime at our Thunder Bay facility as discussed previously.

Market Pulp Third Party Data: Demand for market pulp increased in the first six months of 2004 compared to the same period last year. World shipments were up 7% for the first half of 2004 compared to the same period in 2003. World producers operated and shipped at 96% of capacity. Consequently, inventories have remained flat during the time period and ended May at 3.4 million metric tons, or 34 days supply.

BOWATER INCORPORATED AND SUBSIDIARIES
Managements’s Discussion and Analysis of Financial Condition and Results of Operations

Lumber

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales (in millions)	$96.5	$57.5	$173.5	$106.8
Average prices	$365	$259	$341	$254
Shipments (million board feet)	264.3	221.6	509.2	420.7
Downtime (million board feet)	82.9	95.8	150.0	167.7
Inventory at end of period (million board feet)	60.7	49.0	60.7	49.0

Three months ended June 30, 2004, versus June 30, 2003

Lumber prices increased in the second quarter of 2004 as compared to the second quarter of 2003 as a result of strong demand over the latter half of 2003 and beginning of 2004 and lower overall inventories. Our lumber shipments increased 19.3% in the second quarter of 2004 due primarily to the increased production from our Thunder Bay sawmill, which was in start-up mode during the second quarter of 2003. During May 2004, we idled our Thunder Bay sawmill for six weeks due to wood supply shortages. We reopened the Thunder Bay sawmill in July, however, the sawmill is currently running on a 4-day schedule. Also, on July 7, 2004, we temporarily idled our Ignace sawmill due to these wood supply shortages. We expect to restart the Ignace sawmill and resume full operations at our Thunder Bay sawmill once wood supply conditions improve.

Third party data: The U.S. housing starts decreased 2.6% in the second quarter of 2004 as compared to the same period last year.

Six months ended June 30, 2004, versus June 30, 2003

Lumber prices increased in the first six months of 2004 as compared to the first six months of 2003 as a result of continued strong demand associated with record high housing starts and lower overall inventories. Our lumber shipments increased 21.0% in the first six months of 2004 as compared to the first six months of 2003 due to start up of both the Thunder Bay & Ignace sawmills as discussed previously.

Third party data: The U.S. housing starts increased 11.2 % in the first six months of 2004 as compared to the same period last year.

The U.S. Commerce Department (DOC) has imposed antidumping (AD) duties of 8.43% on all of Bowater’s Canadian softwood lumber imports and countervailing (CV) duties of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. The duties became effective for lumber shipments beginning May 22, 2002 and are payable in cash. Lumber duties are included as a component of distribution costs on our consolidated statement of operations. To date we have paid AD and CV duties of approximately $49.0 million.

The Canadian government has appealed the duties to the World Trade Organization (WTO) and under the terms of the North American Free Trade Agreement (NAFTA), requesting that the duties be refunded. The final amount of CV and AD duties that may be assessed on Canadian softwood lumber imports into the U.S. will depend upon negotiations among the governments involved in the dispute, annual administrative reviews by the DOC, and upon determinations made by the NAFTA, WTO or other adjudicatory panels to which the duties may be appealed. Until the dispute is resolved, we will continue to pay the duties as assessed by the DOC.

The DOC is currently conducting AD and CV administrative reviews to establish the ultimate duty rates and liabilities for imports since May 22, 2002. In June and July the DOC issued three determinations regarding the CV and AD rates that may become applicable to us. While these determinations contained rates that were less than 50%

BOWATER INCORPORATED AND SUBSIDIARIES
Managements’s Discussion and Analysis of Financial Condition and Results of Operations

of those we are currently paying, these rates are not final or effective. Therefore, we do not anticipate adjusting our AD/CV duty rates until a final determination is made as a result of the applicable NAFTA or DOC process.

Divisional Performance

Newsprint Division

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2004	2003	Change	2004	2003	Change
Sales	$400.8	$359.6	$41.2	$795.6	$710.4	$85.2
Segment loss	(7.9)	(30.8)	22.9	(23.4)	(51.8)	28.4

Significant items that (increased) decreased segment loss:
Product pricing			$28.9			$59.5
Distribution costs			(2.8)			(6.1)
Manufacturing costs			(15.5)			(42.2)
Employee termination costs			12.2			16.9
Selling and administrative expenses			0.1			0.3

			$22.9			$28.4

Three months ended June 30, 2004, versus June 30, 2003

Sales increased in the second quarter of 2004 as compared to the second quarter of 2003 primarily as a result of higher product pricing for newsprint ($20.0 million), market pulp ($7.2 million) and specialty papers ($1.7 million). See the previous discussion of product line results.

Segment loss decreased in the second quarter of 2004 primarily as a result of higher product pricing noted above and lower employee termination costs as we completed our cost reduction program in the fourth quarter of 2003. These product pricing improvements were partially offset by higher manufacturing costs. Manufacturing costs were higher primarily from a stronger Canadian dollar ($4.9 million) and higher prices for recycled fiber, energy, and repairs ($15.3 million), offset by improved production volumes and lower depreciation expense.

Six months ended June 30, 2004, versus June 30, 2003

Sales increased in the first six months of 2004 as compared to the first six months of 2003 primarily as a result of higher product prices for newsprint ($40.1 million), market pulp ($15.1 million), and specialty papers ($4.3 million). See the previous discussion of product line results.

Segment loss decreased in the first six months of 2004 primarily as a result of higher product pricing noted above and lower employee termination costs referred to above. These product pricing improvements were partially offset by higher manufacturing costs. Manufacturing costs were higher primarily from a stronger Canadian dollar ($24.2 million) and higher prices for recycled fiber, energy, and repairs ($28.7 million), offset by improved production volumes and lower depreciation expense.

BOWATER INCORPORATED AND SUBSIDIARIES
Managements’s Discussion and Analysis of Financial Condition and Results of Operations

Coated and Specialty Papers Division

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2004	2003	Change	2004	2003	Change
Sales	$152.2	$117.3	$34.9	$293.5	$223.5	$70.0
Segment income (loss)	7.4	(13.8)	21.2	5.9	(34.1)	40.0

Significant items that increased (decreased) segment income:
Product pricing			$7.2			$11.8
Distribution costs			(1.3)			(2.2)
Manufacturing costs			12.8			28.3
Employee termination costs			3.6			4.3
Selling and administrative expenses			(1.1)			(2.2)

			$21.2			$40.0

Three months ended June 30, 2004, versus June 30, 2003

Sales increased in the second quarter of 2004 as compared to the second quarter of 2003 primarily as a result of increased shipments ($27.7 million), due primarily to the conversion of the No. 3 paper machine at the Catawba facility in early 2003 from newsprint to coated paper, and higher product pricing in coated and specialty papers and pulp ($7.2 million). See the previous discussion of product line results.

Segment income increased in the second quarter of 2004 as compared to the second quarter of 2003 primarily as a result of higher product pricing in coated and specialty papers and pulp, lower manufacturing costs associated with improved production volumes for coated papers, and lower employee termination costs.

Six months ended June 30, 2004, versus June 30, 2003

Sales increased in the first six months of 2004 as compared to the first six months of 2003 primarily as a result of increased shipments ($58.2 million), due primarily to the conversion of the No. 3 paper machine at the Catawba facility in early 2003 from newsprint to coated paper, and higher product pricing in coated and specialty papers and pulp. See the previous discussion of product line results.

Segment income increased in the first six months of 2004 as compared to the first six months of 2003 primarily as a result of higher product pricing in coated and specialty papers and pulp, lower manufacturing costs associated with improved production volumes for coated papers, and lower employee termination costs.

BOWATER INCORPORATED AND SUBSIDIARIES
Managements’s Discussion and Analysis of Financial Condition and Results of Operations

Canadian Forest Products Division

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2004	2003	Change	2004	2003	Change
Sales	$201.3	$183.7	$17.6	$381.1	$355.0	$26.1
Segment income (loss)	1.2	(15.1)	16.3	(18.4)	(27.1)	8.7

Significant items that (increased) decreased segment loss:
Product pricing			$26.9			$46.2
Distribution costs			(4.8)			(8.7)
Manufacturing costs			(7.3)			(34.0)
Employee termination costs			1.9			2.3
Selling and administrative expenses			(0.4)			2.9

			$16.3			$8.7

Three months ended June 30, 2004, versus June 30, 2003

Sales increased in the second quarter of 2004 as compared to the second quarter of 2003 primarily as a result of higher product pricing for newsprint ($8.2 million), coated and specialty papers ($3.7 million), lumber ($14.9 million), and timber ($0.1 million), offset by lower shipments ($9.3 million). See the previous discussion of product line results.

Segment income increased in the second quarter of 2004 as compared to the second quarter of 2003 primarily as a result of higher product pricing as discussed above and improved production volumes ($1.1 million). These improvements were offset by higher manufacturing and distribution costs. The higher manufacturing costs are due to a stronger Canadian dollar ($4.3 million), higher fiber and wood costs ($3.4 million) and higher repair costs ($1.7 million).

Six months ended June 30, 2004, versus June 30, 2003

Sales increased in the first six months of 2004 as compared to the first six months of 2003 primarily as a result of higher product pricing for newsprint ($17.7 million), coated and specialty papers ($4.5 million), lumber ($23.3 million), and timber ($0.8 million), offset by lower shipments ($20.1 million). See the previous discussion of product line results.

Segment loss decreased in the first six months of 2004 as compared to the first six months of 2003, primarily as a result of higher product pricing and lower selling and administrative expenses. These improvements were offset by higher manufacturing and distribution costs. The higher manufacturing costs are due to a stronger Canadian dollar ($24.3 million), higher fiber and wood costs ($4.9 million), higher repair cost (2.3 million) and lower production volumes ($4.9 million).

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forest Products Division

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2004	2003	Change	2004	2003	Change

Sales	$44.2	$24.3	$19.9	$83.9	$46.6	$37.3
Segment income (loss)	2.8	(3.1)	5.9	2.2	(4.9)	7.1

Significant items that (increased) decreased segment loss:
Product pricing			$8.0			$13.9
Distribution costs			(1.1)			(2.0)
Manufacturing costs			(1.0)			(5.7)
Selling and administrative expenses			—			0.9

			$5.9			$7.1

Three months ended June 30, 2004, versus June 30, 2003

Sales increased in the second quarter of 2004 as compared to the second quarter of 2003 as a result of increased lumber transaction prices and increased lumber shipments. The increase in lumber shipments was primarily the result of the new sawmill in Thunder Bay Ontario, which had shipments in the second quarter of 2004 but none in the second quarter of 2003. See the previous discussion of product line results.

Segment income increased in the second quarter of 2004 primarily as a result of increased lumber transaction pricing. Higher lumber transaction prices were partially offset by higher distribution and manufacturing costs. Manufacturing costs increased primarily as a result of higher wood costs.

Six months ended June 30, 2004, versus June 30, 2003

Sales increased in the first six months of 2004 as compared to the first six months of 2003 as a result of increased lumber transaction prices and increased lumber shipments. The increase in lumber shipments was primarily the result of the new sawmill in Thunder Bay Ontario, which had shipments in the first half of 2004 but none in the first half of 2003. See the previous discussion of product line results.

Segment income increased in the first six months of 2004 as compared to the first six months of 2003 primarily as a result of increased lumber transaction pricing. Higher lumber transaction prices were partially offset by higher distribution and manufacturing costs. Manufacturing costs increased primarily as a result of higher wood costs and the stronger Canadian dollar.

Net Gain (Loss) on Fixed Assets and Land Sales and Corporate & Other Eliminations

Net gain (loss) on fixed assets and land sales and corporate and other eliminations are included in order to reconcile division sales and segment income (loss) to our total sales and operating income (loss) on our Consolidated Statement of Operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2004	2003	Change	2004	2003	Change

Net gain (loss) on fixed assets and land sales	$5.1	$104.0	$(98.9)	$4.2	$115.1	$(110.9)
Corporate & other eliminations:

Sales	(10.5)	(20.8)	10.3	(20.8)	(40.9)	20.1

Segment income (loss)	11.1	(9.6)	20.7	25.9	(21.9)	47.8

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net gain (loss) on fixed assets and land sales: During the three and six months ended June 30, 2004, Bowater recorded a net pre-tax gain of $5.1 million and $4.2 million, respectively, related to land sales and gains or losses on fixed assets. During the three and six months ended June 30, 2003, Bowater recorded a net pre-tax gain of $104.0 million and $115.1 million, respectively, related to land sales and gains or losses on fixed assets. These decreases are primarily due to lower land sales in the 2004 periods compared to the 2003 periods. In the second quarter of 2003, Bowater completed the sale of 81,768 acres of owned and leased timberlands for aggregate consideration of $121.8 million. This transaction resulted in a pre-tax gain of approximately $97.5 million.

Corporate & other eliminations: The elimination of intersegment sales decreased $10.3 million in the second quarter of 2004 versus the same period in 2003. Corporate income increased $20.7 million in the second quarter of 2004 over the same period in 2003 due primarily to increased gains on foreign currency hedges. The elimination of intersegment sales decreased $20.1 million in the first six months of 2004 versus the same period in 2003. Corporate income increased $47.8 million in the first six months of 2004 due primarily to increased gains on foreign currency hedges.

Interest and Other Income and Expenses

Interest expense increased $7.7 million from $42.2 million for the three months ended June 30, 2003 to $49.9 million for the three months ended June 30, 2004. Interest expense increased $16.0 million from $82.1 million for the six-months ended June 30, 2003 to $98.1 million for the six-months ended June 30, 2004. This increase in both periods is primarily attributable to higher average debt balances, higher interest rates and less capitalized interest. Additionally, during the three and six-months ended June 30, 2004, we wrote-off deferred financing fees of approximately $0.9 million and $0.6 million, respectively, in connection with our replacement of the $500 million three-year credit facility in April 2004 and the repayment of our $100 million term loan in March 2004.

Based on the current debt balances at June 30, 2004, we expect interest expense for the balance of 2004 to be at levels similar to the first six months of 2004.

Other income increased $6.4 million (income of $3.9 million during the three months ended June 30, 2004 versus an expense of $2.5 million during the three months ended June 30, 2003) primarily as a result of a decrease in foreign currency exchange losses of $7.3 million during the period. Bowater recorded a foreign exchange gain of $1.7 million during the three months ended June 30, 2004 compared to a loss of $5.6 million for the same period of 2003. Other income increased $15.9 million (income of $5.1 million for the six-months ended June 30, 2004 versus an expense of $10.8 million for the six-months ended June 30, 2003) primarily as a result of a decrease in foreign currency exchange losses of $15.1 million during the period. Bowater recorded a foreign exchange gain of $1.3 million during the six-months ended June 30, 2004 compared to a loss of $13.8 million for the same period of 2003. The majority of our exchange gain/loss amounts are attributable to the revaluation of unhedged foreign denominated assets and liabilities into United States dollars. For a further discussion of the effect of fluctuations in the Canadian – U.S. Dollar exchange rates, see “Canadian – U.S. Dollar Exchange Rate Fluctuation Effect on Earnings.”

Income Taxes

Bowater’s effective tax rate for the second quarter of 2004 was 90.8% versus (150.4)% for the second quarter of 2003. Bowater’s effective tax rate for the first six months of 2004 was 60.0% versus 11.0% for the first six months of 2003. The rates in 2004 were impacted primarily by certain foreign currency exchange gains on which the company provides no tax expense. The rates in 2003 were impacted primarily by certain foreign currency exchange losses on which the company receives no tax benefit. The rates in both 2004 and 2003 were also influenced by permanent tax differences that are not dependent on pre-tax income or loss.

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

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The primary components of our cash flows are as follows:

	Six Months Ended June 30,
(In millions)	2004	2003

Increase in cash and cash equivalents	$14.8	$46.8

Cash from operations	21.7	41.1
Changes in working capital needs	(44.8)	75.8

Cash used for investing activities	(31.6)	(9.7)
Cash invested in fixed assets, timber and timberlands	(38.9)	(150.0)
Disposition of fixed assets, timber, and timberlands	7.3	140.3

Cash from financing activities	24.7	15.4
Short-term financing, net	(84.7)	(137.2)
Long-term financing, net	132.1	174.8
Dividends	(23.2)	(22.8)

Cash from Operating Activities: During the six months of 2004 and 2003, Bowater had net losses of $33.8 million and $97.4 million, respectively. Cash provided by operating activities totaled $21.7 million in the first six months of 2004 compared to $41.1 million during the same period of 2003. During the first quarter of 2003, Bowater received income tax refunds of $75.6 million, which are included in working capital needs of $75.8 million. Excluding such income tax refunds, Bowater’s working capital needs for the first six months of 2003 would have been approximately $0.2 million.

Cash used for Investing Activities: Cash used for investing activities totaled $31.6 million and $9.7 million for the first six months of 2004 and 2003, respectively. For 2004, capital expenditures primarily have been, and will continue to be, for compliance and maintenance requirements, while 2003 capital expenditures related to the completion of two significant projects at our Catawba mill as well as compliance and maintenance matters. We expect capital expenditures to be approximately $100 million in 2004 and approximately $150 million in 2005.

Cash from Financing Activities: Cash generated from financing activities totaled $24.7 million and $15.4 million for the first six months of 2004 and 2003, respectively. Cash from financing activities for the first six months of 2004 includes the sale of $250.0 million of registered notes that are due March 15, 2010 (See Note 10 of the Notes to Consolidated Financial Statements). We received net proceeds from the sale of the notes of $246.2 million, which were net of underwriting fees of $3.8 million. The proceeds from the sale of the notes were used to pay amounts outstanding under the short-term bank debt credit facilities ($146.2 million) and the three-year term loan ($100.0 million). Bowater had net of payments of $84.7 million and $137.2 million on our short-term credit facilities during the first six months of 2004 and 2003, respectively.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Arrangements:

Bowater had available borrowings on our short-term bank debt – credit facilities as follows:

			Commitment
Short-Term Bank Debt	Commitment	Amount Outstanding	Available (2)	Termination Date

	(in millions)
Revolving credit facility	$435.0	$30.0	$317.4	04/07
364-day Accounts Receivable Securitization Arrangement (1)	200.0	84.0	78.9	12/04
Cash management line of credit	—	1.8	—	—

	$635.0	$115.8	$396.3

(1)	The amount that can be borrowed at any time under our 364-day accounts receivables securitization arrangement depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin.

(2)	The commitment available under the 364-day Accounts Receivable Securitization Arrangement is based on qualified trade accounts receivable. The commitments available under the Revolving credit facility is subject to covenant restrictions described below and is reduced by outstanding letters of credit, which were $87.6 million at June 30, 2004.

On April 22, 2004, we replaced our expiring revolving credit facilities with a new three-year revolving credit facility due April 2007. The new facility provides $400 million of revolving credit in the United States and $35 million in Canada. Borrowings under the new facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt. The facility contains various covenants, including requirements to maintain a minimum consolidated net worth (generally defined as common shareholders’ equity, excluding hedging gains in place as of December 31, 2003, plus any outstanding preferred stock plus minimum pension liability amounts) of $1.5 billion, a maximum 62.5% ratio of total debt to total capital (defined as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts), and to maintain an annual minimum EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items, plus income taxes plus depreciation plus net interest expense) of $250.0 million measured quarterly beginning March 31, 2005, through December 31, 2005 and $400.0 million at the end of each quarter thereafter. If we generate net income, the minimum net worth requirement increases by half of our consolidated net income for each fiscal quarter, excluding gains from cash flow hedges in place as of December 31, 2003. At June 30, 2004, our consolidated net worth was approximately $1,664.6 billion, and our ratio of total debt to total capital was 58.8%, calculated according to our credit facilities’ guidelines.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total debt as a percentage of total capitalization is the most directly comparable measure using GAAP. A reconciliation of the GAAP items to the calculation of total debt as a percentage of total capitalization, in accordance with our credit facilities, is as follows:

(in millions, except ratios)	June 30, 2004

Total debt	$2,550.5
Less: Revaluation of debt	(81.3)

Total debt, per credit facilities	$2,469.2

Capitalization:
Total shareholders’ equity	$1,509.7
Total debt	2,550.5
Minority interest	64.4
Less: Revaluation of debt	(81.3)
Plus: Additional minimum pension liability	154.9

Total capitalization, per credit facilities	$4,198.2

Total debt as a percentage of total capitalization in accordance with credit facilities	58.8%

Total debt as a percentage of total capitalization, in accordance with GAAP	61.8%

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

In February 2004, Moody’s downgraded our credit rating to Ba2 with a negative outlook. In March 2004, S&P downgraded our credit ratings to BB with a stable outlook. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on our lowest credit rating. Each reduction in our lowest rating will increase our cost of borrowing under this facility. Although further downgrades would have no material impact on availability under our present debt and credit agreements, a reduction in our credit ratings could impact our access to and cost of capital and financial flexibility in the future.

Employees

As of June 30, 2004, Bowater employed 8,200 people, of whom 5,800 were represented by bargaining units. Labor agreements covering approximately 2,200 employees at five of our six Canadian paper mills expired on April 30, 2004. These employees are represented predominantly by the Communications, Energy and Paper Union (“CEP”). The CEP negotiated with Abitibi Consolidated Inc. as the “target” company for the region and they reached a five-year collective bargaining agreement, which was ratified on July 6, 2004. Traditionally, agreements reached with the target company have been the basis for other agreements in the region. We are currently in negotiations with the CEP at the mill level and unable at this time to determine the impact of these negotiations on our labor costs. While we consider relations with our employees to be good and we do not expect a work stoppage to occur at any of our paper mills in 2004, the outcomes of the negotiations regarding the expired labor agreements are not entirely within our control and therefore we can provide no assurance regarding these outcomes or the timing of these negotiations or their effect on our operations.

We successfully negotiated a labor agreement covering approximately 150 of our employees at our Mokpo, Korea paper mill, which expires in July 2006. The wage portion of the labor agreement is for a one-year period and will be renegotiated in July 2005.

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

We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. Under the exchange rates, hedging levels and operating conditions that existed during the three months ended June 30, 2004, for every one-cent change in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for the three months ended June 30, 2004 would have been reduced by approximately $1.25 million, or approximately $5.0 million on an annualized basis. For a description of our hedging activities, see Note 13 to the Notes to Consolidated Financial Statements included in this quarterly report.

Canadian Dollar Hedging Program

At June 30, 2004, we had approximately $87.0 million of unrealized gains recorded on our Canadian dollar hedging program compared to approximately $172.4 million of unrealized gains at December 31, 2003. These unrealized gains are classified in “Other current assets” or “Other assets” in our Consolidated Balance Sheet depending on the maturity date of the hedging contract.

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

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our postretirement benefits include prescription drug benefits for Medicare-eligible retirees. In March 2004, the FASB issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act) that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act.

     The FSP is effective for the first interim or annual period beginning after June 15, 2004 (July 1, 2004 for Bowater). When the new guidance is initially applied, a remeasurement of the plan’s assets and accumulated postretirement benefit obligation, including the effects of the subsidy, if applicable, as well as the other effects of the Act, should be made as of the earlier of (a) the plan’s measurement date that normally would have followed enactment of the Act or (b) the end of the employer’s interim or annual period that includes the date of the Act’s enactment. For Bowater, the results for the quarter ending September 30, 2004 will reflect the new legislation and the proposed accounting guidance. While not yet measurable, we believe the Act will likely result in postretirement benefit liabilities that are lower than they would be without the effects of the Act.

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

Interest Rate Risk

We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank and long-term debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain a mix of fixed rate and variable rate borrowings. At June 30, 2004 we had $2,151.2 million of fixed rate long-term debt and $399.3 million of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our short and long-term variable rate bank debt at June 30, 2004 of $399.3 million, a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $1.0 million.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures:

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On May 12, 2004, at the Company’s Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:

A resolution electing the following class of directors for a term of three year: Gordon D. Giffin (43,470,035 votes in favor; 6,954,934 votes withheld); Arnold M. Nemirow (49,234,530 votes in favor; 1,190,439 votes withheld); Douglas A. Pertz (49,310,919 votes in favor; 1,114,050 votes withheld); Arthur R. Sawchuk (48,690,575 votes in favor; 1,734,394 votes withheld). The names of each other director whose term of office as a director continued after the meeting are: Francis J. Aguilar, Richard B. Evans, Charles J. Howard, L. Jacques Ménard, John A. Rolls and Togo D. West, Jr.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1	Modification of Employment Agreement and Cancellation of Change in Control Agreement dated as of May 31, 2004, by and between Bowater Incorporated and E. Patrick Duffy.
10.2	2004 Non-Employee Director Stock Unit Plan, effective May 1, 2004
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 28, 2004, the Company furnished a report on Form 8-K announcing its earnings for the first quarter of 2004 and for the quarter ended March 31, 2004, under items 7 and 12.

BOWATER INCORPORATED AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED

By	/s/ David G. Maffucci

David G. Maffucci Executive Vice President and Chief Financial Officer

By	/s/ Michael F. Nocito

Michael F. Nocito Vice President and Controller

Dated: August 6, 2004

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Modification of Employment Agreement and Cancellation of Change in Control Agreement dated as of May 31, 2004, by and between Bowater Incorporated and E. Patrick Duffy.
10.2	2004 Non-Employee Director Stock Unit Plan, effective May 1, 2004
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.