Form 10-Q
period 2004-09-30
BOWATER INC
filed 2004-11-09
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No  [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 01, 2004.

Class	Outstanding at November 01, 2004

Common Stock, $1.00 Par Value	55,649,739 Shares

BOWATER INCORPORATED

I N D E X

BOWATER INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in millions of US dollars except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Sales	$834.0	$690.9	$2,367.3	$1,985.5
Cost of sales, excluding depreciation, amortization and cost of timber harvested	586.9	556.3	1,731.7	1,626.9
Depreciation, amortization and cost of timber harvested	83.0	84.5	254.1	253.0
Distribution costs	85.2	69.2	241.6	193.7
Selling and administrative expense	39.9	36.9	108.7	107.7
Net gain on sale of assets	1.7	4.1	5.9	119.2

Operating income (loss)	40.7	(51.9)	37.1	(76.6)
Other expense (income)
Interest income	(1.1)	(1.1)	(3.2)	(3.5)
Interest expense, net of capitalized interest	48.4	45.8	146.5	127.9
Other, net	(1.3)	(0.3)	(6.4)	10.5

	46.0	44.4	136.9	134.9

Loss before income taxes, minority interests and cumulative effect of accounting changes	(5.3)	(96.3)	(99.8)	(211.5)
Provision for income tax expense (benefit)	12.0	(39.7)	(44.7)	(52.4)
Minority interests in net income (loss) of subsidiaries	0.8	(2.3)	(3.2)	(9.5)

Loss before cumulative effect of accounting changes	(18.1)	(54.3)	(51.9)	(149.6)
Cumulative effect of accounting changes	—	(2.4)	—	(4.5)

Net loss	(18.1)	(56.7)	(51.9)	(154.1)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	4.0	(0.8)	1.4	9.6
Minimum pension liability adjustments	(3.6)	0.5	(1.6)	(6.8)
Unrealized (loss) gain on hedged transactions	13.8	(4.9)	(39.2)	93.8

Comprehensive loss	$(3.9)	$(61.9)	$(91.3)	$(57.5)

Basic loss per common share
Loss before cumulative effect of accounting changes	(0.32)	(0.96)	(0.91)	(2.63)
Cumulative effect of accounting changes	—	(0.04)	—	(0.08)

Net loss	$(0.32)	$(1.00)	$(0.91)	$(2.71)

Diluted loss per common share
Loss before cumulative effect of accounting changes	(0.32)	(0.96)	(0.91)	(2.63)
Cumulative effect of accounting changes	—	(0.04)	—	(0.08)

Net loss	$(0.32)	$(1.00)	$(0.91)	$(2.71)

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED

CONSOLIDATED BALANCE SHEET
(Unaudited, in millions of US dollars)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$15.1	$19.4
Accounts receivable, net	421.5	360.9
Inventories	308.6	293.1
Unrealized gain on hedged transactions	92.7	126.7
Other current assets	51.6	42.9

Total current assets	889.5	843.0
Timber and timberlands	185.1	184.1
Fixed assets, net	3,358.7	3,557.3
Goodwill	828.2	828.2
Other assets	197.2	203.2

Total assets	$5,458.7	$5,615.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$13.0	$13.4
Short-term bank debt	63.0	200.5
Accounts payable and accrued liabilities	465.9	434.1
Dividends payable	11.1	11.7

Total current liabilities	553.0	659.7
Long-term debt, net of current installments	2,425.0	2,292.4
Pension, other post-retirement benefits and other long-term liabilities	499.6	481.4
Deferred income taxes	419.4	500.3
Minority interests in subsidiaries	67.6	69.3
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1 par value. Authorized 100,000,000 shares; issued 67,267,851 and 67,048,804 shares at September 30, 2004 and December 31, 2003, respectively	67.2	67.0
Exchangeable shares, no par value. Unlimited shares authorized; 1,596,765 and 1,641,312 outstanding at September 30, 2004 and December 31, 2003, respectively	76.0	78.2
Additional paid-in capital	1,610.5	1,602.6
Retained earnings	313.2	399.1
Unearned compensation	(0.3)	(1.0)
Accumulated other comprehensive loss	(86.5)	(47.1)
Treasury stock, at cost, 11,608,784 and 11,611,203 shares at September 30, 2004 and December 31, 2003, respectively	(486.0)	(486.1)

Total shareholders’ equity	1,494.1	1,612.7

Total liabilities and shareholders’ equity	$5,458.7	$5,615.8

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED

CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
For The Nine Months Ended September 30, 2004
(Unaudited, in millions of US dollars except per-share amounts)

						Accumulated
			Additional			Other
	Common	Exchangeable	Paid-in	Retained	Unearned	Comprehensive	Treasury
	Stock	Shares	Capital	Earnings	Compensation	Loss	Stock
Balance at December 31, 2003	$67.0	$78.2	$1,602.6	$399.1	$(1.0)	$(47.1)	$(486.1)
Retraction of exchangeable shares (44,547 shares issued and exchangeable shares retracted)	—	(2.2)	2.1	—	—	—	—
Net loss	—	—	—	(51.9)	—	—	—
Dividends ($0.60 per share)	—	—	—	(34.0)	—	—	—
Foreign currency translation	—	—	—	—	—	1.4	—
Stock options exercised (174,500 shares)	0.2	—	4.9	—	—	—	—
Tax benefit on exercise of stock options	—	—	1.0	—	—	—	—
Pension plan additional minimum liability, net of tax benefit of $0.5	—	—	—	—	—	(1.6)	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (2,419 shares)	—	—	—	—	—	—	0.1
Amortization of unearned compensation	—	—	—	—	0.7	—	—
Other	—	—	(0.1)	—	—	—	—
Unrealized loss on hedged transactions, net of tax benefit of $23.9	—	—	—	—	—	(39.2)	—

Balance at September 30, 2004	$67.2	$76.0	$1,610.5	$313.2	$(0.3)	$(86.5)	$(486.0)

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in millions of US Dollars)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(51.9)	$(154.1)
Adjustments to reconcile net loss to net cash from operating activities:
Cumulative effect of accounting changes, net of taxes	—	4.5
Depreciation, amortization and cost of timber harvested	254.1	253.0
Deferred income taxes	(55.4)	(57.5)
Amortization of unearned compensation	0.7	1.6
Minority interests in net loss of subsidiaries	(3.2)	(9.5)
Net gain on fixed assets and land sales	(5.9)	(119.2)
Changes in working capital:
Accounts receivable, net	(60.6)	(29.1)
Inventories	(15.5)	(31.2)
Income taxes receivable	—	75.6
Accounts payable and accrued liabilities	57.1	41.8
Income taxes payable	(26.2)	25.9
Other, net	(7.5)	22.7

Net cash from operating activities	85.7	24.5
Cash flows from (used for) investing activities:
Cash invested in fixed assets, timber and timberlands	(60.3)	(186.5)
Disposition of assets, including timber and timberlands	10.3	146.1

Net cash used for investing activities	(50.0)	(40.4)
Cash flows from (used for) financing activities:
Cash dividends, including minority interests	(34.6)	(33.8)
Short-term financing	540.5	693.1
Short-term financing repayments	(683.1)	(784.1)
Long-term financing	245.9	394.2
Payments of long-term debt	(113.8)	(272.0)
Stock options exercised	5.1	0.7

Net cash used for financing activities	(40.0)	(1.9)

Net decrease in cash and cash equivalents	(4.3)	(17.8)
Cash and cash equivalents at beginning of year	19.4	35.9

Cash and cash equivalents at end of period	$15.1	$18.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest of $0 and $7.5	$121.9	$114.8
Income taxes	$33.9	$3.0

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED

Notes to Consolidated Financial Statements - Unaudited

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bowater Incorporated and subsidiaries (“Bowater”). The consolidated balance sheet as of September 30, 2004 and the related statements of operations, capital accounts and cash flows for the periods ended September 30, 2004 and 2003 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2004 presentation. The reclassifications had no effect on total shareholders’ equity or net loss.

Timber and Timberlands

The acquisition cost of land and timber, property taxes, lease payments, site preparation and other costs related to the planting and growing of timber are capitalized. Capitalization policies are consistent prior to and during harvesting. These costs, excluding land, are charged against revenue at the time the timber is harvested, based on annually determined depletion rates, and are included in the line titled “Depreciation, amortization and cost of timber harvested” in the Consolidated Statement of Operations. Growth and yield models are used to estimate timber volume on our land from year to year. These volumes affect the depletion rates, which is calculated annually based on the capitalized costs and the total timber volume based on the current stage of the growth cycle.

Revenue Recognition

Bowater ships all products directly from its manufacturing sites to a customer’s location or to a customer-designated site. In accordance with Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, regarding revenue recognition, we recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

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

The following table describes changes to Bowater’s asset retirement obligation liability for the periods ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2004	2003	2004	2003
Asset retirement obligation at the beginning of period	$4.7	$4.5	$4.6	$—
Cumulative effect adjustment of adoption of SFAS No. 143	—	—	—	4.3
Payments against asset retirement obligation	(0.4)	—	(0.4)
Accretion expense	0.2	0.1	0.3	0.3

Asset retirement obligation at the end of period	$4.5	$4.6	$4.5	$4.6

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

The pro forma effects of the application of FIN 46, as if the statement had been adopted on January 1, 2003 (rather than July 1, 2003) are presented below:

Nine Months Ended
(In millions, except per-share amounts)	September 30, 2003
Net loss	$(155.5)
Basic loss per common share	(2.73)
Diluted loss per common share	(2.73)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions, except per-share amounts)	2004	2003	2004	2003
Net loss as reported:	$(18.1)	$(56.7)	$(51.9)	$(154.1)
Add: Stock-based compensation expense included in net loss, net of related tax effects	0.1	0.4	0.5	1.3
Deduct: Stock-based compensation expense determined under fair value based methods, net of related tax effects	(1.8)	(1.8)	(5.5)	(5.6)

Pro forma net loss	$(19.8)	$(58.1)	$(56.9)	$(158.4)

Loss per share:
Basic, as reported	$(0.32)	$(1.00)	$(0.91)	$(2.71)
Basic, pro forma	(0.35)	(1.02)	(1.00)	(2.78)
Diluted, as reported	$(0.32)	$(1.00)	$(0.91)	$(2.71)
Diluted, pro forma	(0.35)	(1.02)	(1.00)	(2.78)

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

The fair value of each option granted in the nine months ended September 30, 2004 and 2003, was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions below. There were no options granted during the three-months ended September 30, 2004 and 2003.

	Nine Months Ended
	September 30,
	2004	2003
Assumptions:
Dividend yield	1.80%	1.96%
Expected volatility	30.60%	31.77%
Risk-free interest rate	3.40%	3.35%
Expected option lives in years	6.80	6.24

Weighted average fair value of each option	$13.88	$12.19

In January 2004, Bowater granted 862,000 options pursuant to its 2002 stock option plan at an exercise price of approximately $45 per share. The options generally become exercisable over a period of two years and expire 10 years from date of grant.

On January 28, 2003, Bowater granted 82,510 restricted stock awards to certain officers under the 2002 stock option plan. In accordance with APB No. 25, Bowater is recognizing a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the grant. The expense measured under SFAS No. 123 does not differ from that under APB No. 25. Shares of restricted stock awarded under the 2002 plan vest over a two-year period and are subject to forfeiture in the event of termination of employment prior to the vesting dates. Prior to vesting, the participants may vote and receive dividends. The market value of the restricted shares granted on January 28, 2003 was approximately $3.3 million and was recorded in the first quarter of 2003 as unearned compensation, which is a separate component of shareholders’ equity. Bowater recorded compensation expense related to the amortization of unearned compensation of approximately $0.2 million and $0.7 million for the three and nine-month periods ended September 30, 2004, respectively and approximately $0.6 million and $1.6 million for the three and nine-month periods ended September 30, 2003, respectively.

5.	Net Gain (Loss) on Fixed Assets and Land Sales

During the three and nine months ended September 30, 2004, Bowater recorded a net pre-tax gain of $1.7 million, or $0.01 per diluted share after tax and $5.9 million, or $0.07 per diluted share after tax, respectively, related to land sales and gains or losses on fixed assets.

During the three and nine months ended September 30, 2003, Bowater recorded a net pre-tax gain of $4.1 million, or $0.04 per diluted share after tax, and $119.2 million, or $1.3 per diluted share after tax, respectively, related to land sales and gains or losses on fixed assets. In the second quarter of 2003, Bowater completed the sale of 81,768 acres of owned and leased timberlands for aggregate consideration of $121.8 million. This transaction resulted in a pre-tax gain of approximately $97.5 million.

6.	Other (Income) Expense

“Other, net” in the Consolidated Statement of Operations includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2004	2003	2004	2003
Foreign exchange (gain) loss	$1.2	$2.1	$(0.1)	$15.9
Income from joint venture	(1.7)	(1.0)	(3.2)	(0.8)
Miscellaneous income	(0.8)	(1.4)	(3.1)	(4.6)

	$(1.3)	$(0.3)	$(6.4)	$10.5

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

7.	Accumulated Other Comprehensive Loss

The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet are as follows:

	September 30,	December 31,
(Unaudited, in millions)	2004	2003
Pension plan additional minimum liabilities (1)	$(158.5)	$(156.9)
Foreign currency translation (2)	4.3	2.9
Unrealized gain on hedging transactions (3)	67.7	106.9

	$(86.5)	$(47.1)

(1)	Net of deferred tax benefit of $88.7 million and $88.2 million, respectively.

(2)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(3)	Net of deferred tax expense of $41.6 million and $65.5 million, respectively.

8.	Loss Per Share

Basic and diluted loss per share are based on net loss and do not include any impact from “Other comprehensive loss.” The calculation of basic and diluted loss per share after cumulative effect of accounting changes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions, except per-share amounts)	2004	2003	2004	2003
Basic computation:
Basic loss available to common shareholders	$(18.1)	$(56.7)	$(51.9)	$(154.1)

Basic weighted average shares outstanding	57.2	56.9	57.2	56.9

Basic loss per common share	$(0.32)	$(1.00)	$(0.91)	$(2.71)

Diluted computation:
Diluted loss available to common shareholders	$(18.1)	$(56.7)	$(51.9)	$(154.1)

Basic weighted average shares outstanding	57.2	56.9	57.2	56.9
Effect of dilutive securities:
Options	—	—	—	—

Diluted weighted average shares outstanding	57.2	56.9	57.2	56.9

Diluted loss per common share	$(0.32)	$(1.00)	$(0.91)	$(2.71)

The dilutive effect of options outstanding is calculated using the treasury stock method. Options for approximately 4.7 million shares and 4.1 million shares outstanding at September 30, 2004 and 2003, respectively, were excluded from the calculation of diluted loss per share as the impact would have been antidilutive.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

9.	Severance Related Liabilities

COST REDUCTION PROGRAM:

In connection with a multifaceted cost reduction initiative announced in the fourth quarter of 2002 and completed in the fourth quarter of 2003, Bowater reduced its salaried and hourly workforce at certain locations by approximately 600 people. The majority of the 600 terminations were part of either a voluntary or involuntary workforce reduction that included termination charges for severance, medical, pension, and other benefits. Total costs associated with the initiative were $47.9 million ($34.5 million in 2003 and $13.4 million in 2002), including $11.8 million of pension related costs ($5.3 million for pension and other postretirement plan curtailments and $6.5 million of other pension plan benefits related to accelerated pension years of service). The termination costs are classified as either cost of sales (manufacturing personnel) or selling and administrative expense (administrative personnel) in the Consolidated Statement of Operations. Termination costs under the above initiative for the three and nine-month periods ended September 30, 2003, totaled approximately $4.7 million and $29.6 million, respectively. Included in the employee termination costs of $4.7 million for the third quarter of 2003 are pension plan benefits of approximately $1.1 million. Payments relating to the cost reduction initiative for the nine months ended September 30, 2004 totaled approximately $8.6 million. The remaining accrual at September 30, 2004, of $1.5 million, which excludes the pension related charges, is expected to be paid over the remainder of 2004 and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

The following table summarizes the activity of our cost reduction initiative, by reportable segment, expensed to our Consolidated Statement of Operations:

	Expense For Three	Expense For Nine
	Months Ended	Months Ended
(Unaudited, in Millions)	September 30, 2003	September 30, 2003
Employee termination costs by segment:
Newsprint Division	$3.2	$20.5
Coated and Specialty Papers Division	1.3	5.6
Canadian Forest Products Division	0.1	2.4
Forest Products Division	0.1	1.1

	$4.7	$29.6

The following table summarizes the activity for the liabilities described above, excluding the pension related costs:

		Write-offs &
		Payments	Increase
	December 31,	Against	(Decrease)	Foreign	September
(Unaudited, in millions)	2003	Reserve	Reserve	Exchange	30, 2004
Employee termination costs	$9.0	$8.6	$1.1	$—	$1.5

10.	Long-Term and Short-Term Debt and Off-Balance Sheet Debt Guarantees

On March 17, 2004, Bowater sold, in a registered offering, $250 million of notes due March 15, 2010. Interest on the notes accrue at a rate based on LIBOR plus 3% and is payable quarterly beginning on June 15, 2004. On or after March 15, 2006, Bowater may redeem all or a portion of the notes at any time. The redemption price will be 102% of the principal amount if redeemed from March 15, 2006 to March 14, 2007; 101% if redeemed from March 15, 2007 to March 14, 2008; and 100% if redeemed on or after March 15, 2008. We received net proceeds from the sale of the notes of $246.2 million, which were net of underwriting fees of $3.8 million. These fees are being amortized over the life of the notes. The proceeds were used to pay amounts outstanding under the short-term bank debt credit facilities ($146.2 million) and the associated term loan ($100.0 million).

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

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

As of September 30, 2004 there was an outstanding amount of $3.0 million on the revolving credit facility in the United States and no outstanding amounts on the Canadian revolving credit facility. Additionally, there was an outstanding amount of $60 million on the 364-day Accounts Receivable Securitization Arrangement.

Bowater has off-balance sheet debt guarantees of approximately $42.4 million at September 30, 2004, with $32.4 million related to Ponderay Newsprint Company (“Ponderay”) and $10.0 million related to Timber Note Holdings LLC, a Qualified Special Purpose Entity.

Bowater has a 40% interest in Ponderay, an unconsolidated partnership. Ponderay has a credit facility with several banks that is made up of two separate tranches. The first tranche is a $25.0 million revolving credit facility and the second tranche is a $81.0 million term loan. Bowater and the other partners serve as guarantors on the term loan. Ponderay’s outstanding balance under the term loan at September 30, 2004 was $81.0 million. The revolving credit facility has $10 million reserved for letters of credit. There are no other balances outstanding under the revolving credit facility. Ponderay’s term loan outstanding balance is reduced annually by its excess cash flows as defined in the credit facility and the final balance is due at maturity on April 12, 2006. Bowater guarantees 40% of the outstanding balance under the Ponderay term loan (a guarantee of $32.4 million at September 30, 2004). Bowater’s guarantee is reduced as the outstanding balance of the term loan is reduced. Bowater would be required to perform on the guarantee if Ponderay were to default on its credit facility and Ponderay’s assets, which collateralize the debt, were insufficient to pay off the credit facility.

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
Notes to Consolidated Financial Statements - Unaudited

11.	Pension and Postretirement Expense

The components of net periodic benefit costs relating to Bowater’s pension and other postretirement plans are as follows for the three and nine months ended September 30, 2004 and 2003:

Pension Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$8.6	$7.9	$27.7	$23.9
Interest cost	27.2	25.6	81.8	76.6
Expected return on plan assets	(27.0)	(25.9)	(81.2)	(77.9)
Amortization of transition amount	—	(0.2)	—	(0.4)
Amortization of prior service cost	.5	0.3	1.5	0.7
Recognized net actuarial loss	3.3	1.1	9.7	3.3
Amount of curtailment loss recognized (See Note 9)	—	0.3	—	3.0
Amount of settlement loss recognized	—	—	—	2.6
Cost of special or contractual termination benefits recognized (See Note 9)	—	1.1	—	5.7

Net periodic benefit cost	$12.6	$10.2	$39.5	$37.5

Other Postretirement Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1.0	$1.0	$3.4	$3.0
Interest cost	4.0	3.6	12.9	10.8
Amortization of prior service cost	(1.5)	(1.6)	(4.6)	(4.8)
Recognized net actuarial loss	2.0	2.0	7.3	6.0

Net periodic benefit cost	$5.5	$5.0	$19.0	$15.0

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

Bowater adopted FSP 106-2 effective July 1, 2004 and applied the prospective transition method. As a result, a remeasurement of the plan’s assets and accumulated postretirement benefit obligation (APBO), including the effects

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

of the subsidy was made. The remeasurement resulted in a reduction of our net periodic benefit cost for 2004 of $2.5 million, of which $1.25 million will be recorded each in the third and fourth quarters of 2004. The $2.5 million reduction consisted of $0.3 million for the reduction of current period service costs, $1.3 million for the reduction of amortization of actuarial experience loss and $0.9 million for reduction in interest costs on our APBO. The remeasurement changed the prior service cost component of our APBO by approximately $36.9 million.

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

Bowater utilizes certain derivative instruments to enhance its ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those positions. We do not enter into contracts for speculative purposes; however, we do, from time to time enter into commodity and certain forward contracts that are not accounted for as accounting hedges. On the date into which the derivative contract is entered we designate the derivative as a cash flow hedge.

We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to United States and Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows at the Canadian mill operations.

The components of the net gain related to cash flow hedges and included in “Accumulated other comprehensive loss” for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Gains resulting from reclassification to earnings from Accumulated
other comprehensive loss	$(33.0)	$(12.0)	$(91.3)	$(25.8)
Unrealized gain for change in value of cash flow hedges	55.2	4.1	28.0	177.2

	22.2	(7.9)	(63.3)	151.4
Income tax (expense) benefit	(8.4)	3.0	23.9	(57.6)

Net gain in Accumulated other comprehensive loss	$13.8	$(4.9)	$(39.2)	$93.8

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

	Notional	Net Asset (Liability)		Range Of
	Amount of	Carrying	Fair	U.S.$/CDN$
September 30, 2004 (in millions)	Derivatives	Amount	Market Value	Exchange Rates
Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2004	$127.0	$33.2	$33.2	.6476 - .6124
Due in 2005	507.0	66.1	66.1	.7489 - .6316
Due in 2006	183.0	10.0	10.0	.7609 - .7124

	$817.0	$109.3	$109.3

In order to reduce our exposure to exchange rate fluctuations on our Canadian dollar denominated long-term debt, we enter into Canadian dollar forward contracts with notional amounts of approximately $100 million. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly and gains or losses are included in “Other, net” in our Consolidated Statement of Operations. At September 30, 2004, our outstanding Canadian dollar forward contracts had notional amounts of $100 million due on December 30, 2004. The fair value of the Canadian dollar forward contracts outstanding at September 30, 2004 was a liability of $0.1 million. We recorded gains of $5.9 million and $3.3 million for the three and nine months ended September 30, 2004, respectively, and gains of $0.1 million and $17.3 million for the three and nine months ended September 30, 2003, respectively, in the Consolidated Statement of Operations as a result of these economic hedge contracts.

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions and no one financial institution has more than 17% of our derivative financial instruments. Therefore, the risk of counterparty nonperformance is considered to be remote.

14.	Segment Information

Below is a description of the types of products and services from which each reportable segment derives its revenues:

Bowater is organized into five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Canadian Forest Products Division, the Forest Products Division and the Pulp Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate & Other Eliminations.” Therefore, the other four divisions are our reportable segments. Certain segment information for the three and nine-month periods ended September 30, 2003 has been reclassified to conform to the September 30, 2004 presentation.

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

COATED AND SPECIALTY PAPERS DIVISION

The Coated and Specialty Papers Division operates a manufacturing site that produces coated paper, market pulp and uncoated specialty papers, and two Nuway coating facilities, both located in the United States. This division has primary responsibility for the marketing and sales of the full spectrum of coated and uncoated specialty papers manufactured by Bowater.

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

The following tables summarize information about segment profit and loss for the three and nine-month periods ended September 30, 2004 and 2003 and segment assets as of September 30, 2004 and 2003:

		Coated			Net Gain
		and	Canadian		on Fixed
Three Months Ended		Specialty	Forest	Forest	Assets	Corporate/
September 30, 2004	Newsprint	Papers	Products	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Division	Sales	Eliminations	Total
Sales-including internal sales	$417.5	$159.4	$220.0	$47.9	$—	$—	$844.8
Elimination of intersegment sales	—	—	—	—	—	(10.8)	(10.8)

Sales - external customers	417.5	159.4	220.0	47.9	—	(10.8)	834.0

Segment income	6.9	8.7	7.6	5.3	1.7	10.5	40.7

Total assets at 9/30/04	$2,599.6	$759.4	$1,254.4	$249.8	$—	$595.5	$5,458.7

		Coated			Net Gain
		and	Canadian		on Fixed
Three Months Ended		Specialty	Forest	Forest	Assets	Corporate/
September 30, 2003	Newsprint	Papers	Products	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Division	Sales	Eliminations	Total
Sales-including internal sales	$355.7	$132.0	$184.9	$34.2	$—	$—	$706.8
Elimination of intersegment sales	—	—	—	—	—	(15.9)	(15.9)

Sales - external customers	355.7	132.0	184.9	34.2	—	(15.9)	690.9

Segment income (loss)	(23.5)	(15.3)	(10.0)	(0.7)	4.1	(6.5)	(51.9)

Total assets at 9/30/03	$2,748.6	$753.8	$1,243.1	$242.6	$—	$635.8	$5,623.9

		Coated			Net Gain
		and	Canadian		on Fixed
Nine Months Ended		Specialty	Forest	Forest	Assets	Corporate/
September 30, 2004	Newsprint	Papers	Products	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Division	Sales	Eliminations	Total
Sales-including internal sales	$1,213.1	$452.9	$601.1	$131.8	$—	$—	$2,398.9
Elimination of intersegment sales	—	—	—	—	—	(31.6)	(31.6)

Sales - external customers	1,213.1	452.9	601.1	131.8	—	(31.6)	2,367.3

Segment income (loss)	(16.5)	14.6	(10.8)	7.5	5.9	36.4	37.1

		Coated			Net Gain
		and	Canadian		on Fixed
Nine Months Ended		Specialty	Forest	Forest	Assets	Corporate/
September 30, 2003	Newsprint	Papers	Products	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Division	Sales	Eliminations	Total
Sales-including internal sales	$1,066.1	$355.5	$539.9	$80.8	$—	$—	$2,042.3
Elimination of intersegment sales	—	—	—	—	—	(56.8)	(56.8)

Sales – external customers	1,066.1	355.5	539.9	80.8	—	(56.8)	1,985.5

Segment income (loss)	(74.9)	(49.4)	(37.5)	(5.6)	119.2	(28.4)	(76.6)

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

Coated and Specialty Papers Division

The Coated and Specialty Papers Division operates a manufacturing site that produces coated paper, market pulp and uncoated specialty papers, and two Nuway coating facilities, both located in the United States. This division has primary responsibility for the marketing and sales of the full spectrum of coated and uncoated specialty papers manufactured by Bowater.

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

Our judgments are based on our assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in our Consolidated Financial Statements. Our projections of future results of operations and cash flows are utilized by an independent valuation firm to assist us in our determination of fair value for selected assets. These values are important assumptions in certain of our critical accounting policies. It is important that the reader of our financial statements understand that actual results could differ materially from these estimates, assumptions, projections and judgments.

Overview of Financial Performance

The operating environment continued to improve in the third quarter of 2004 as we reported positive operating income results. In the third quarter of 2004, we had record sales of coated and specialties and shipments of these grades increased 15% compared to the third quarter of 2003. Our product mix continues to improve as it evolves to more coated and specialty papers and lesser amounts of newsprint. Coated and specialties has now climbed to almost 30% of our sales – compared to about 40% for newsprint and the remaining balance is about evenly divided between pulp and lumber. Although our operating results have improved, we had a net loss for the quarter of $18.1 million ($0.32 per diluted share) with operating income of $40.7 million. These results compare favorably to the third quarter of 2003, when our net loss was $56.7 million ($1.00 per diluted share) with an operating loss of $51.9 million, and to operating income of the second quarter of 2004, when our net loss was $1.3 million ($0.02 per

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

diluted share) with operating income of $19.7 million. The principal reason for these improved results was higher product pricing across our products and an increase in coated and specialties in our overall product mix (compared to the third quarter of 2003). Our wood and fiber costs were up slightly in the third quarter of 2004 compared to the second quarter of 2004 and significantly higher compared to the third quarter of 2003. The strong Canadian dollar in the third quarter of 2004 raised manufacturing costs at our Canadian sites.

Our debt, net of cash, decreased approximately $30.4 million in the third quarter (compared to $19.3 million decrease in the second quarter) due to cash provided by operations of $64.0 million, partially offset by approximately $21.4 million of capital spending and $11.4 million in dividend payments.

Outlook

In the fourth quarter, we expect stronger pricing in newsprint, coated and specialty papers. We announced a $50 per metric ton newsprint price increase for the domestic market and a $65 Canadian dollar per metric ton newsprint price increase for the Canadian market, effective September 1, 2004. We also expect fourth quarter price increases in Asia and Latin America. We have announced a $60 per short ton price increase for all coated paper and supercalendered grades and a $45 per short ton price increase for all specialty grades, effective September 1, 2004. We are currently implementing these price increases, however, market conditions will determine whether we fully realize these increases. There has been significant weakening in pulp and lumber pricing beginning late in the third quarter and extending into the fourth quarter. Our costs in the fourth quarter will be negatively impacted by a major scheduled outage at the Thunder Bay pulp mill, the strong Canadian dollar and higher energy and chemical costs. The Company expects to incur approximately $7 million of maintenance expense for the 15 day Thunder Bay pulp mill outage and expects to reduce market pulp production by approximately 10,000 metric tons. In addition, in the fourth quarter we will be taking severance charges of approximately $4-5 million primarily as a result of the closure of the groundwood pulp mill at our Thunder Bay facility.

We believe that demand for our products will improve with the recovery in the U.S. economy. Newspaper ad lineage is up 1.7% year to date. North American coated mechanical demand is up 8.3% this year according to the Pulp and Paper Products Council. Catalog pieces are up 8.3% through the first six months of 2004. Magazine advertising pages continue their rebound - up 8.5% in September.

Despite the favorable indicators of demand and price increases, there continues to be significant risks to the recovery. Prices realized during the third quarter were insufficient to return us to profitability. Our ability to fully implement all product pricing announced thus far in 2004 may be influenced by the recovery of demand for those products. The Canadian dollar strengthened to end the third quarter of 2004 at an exchange rate of .79 compared to an exchange rate of .74 at the end of June 2004. This strengthening of the Canadian dollar continued to put cost pressures on our Canadian manufacturing operations. The Canadian dollar has strengthened further in October 2004, and we cannot predict whether this trend will continue. Other economic factors may shorten or weaken the apparent economic recovery, which could negatively impact demand for our products.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2004	2003	Change	2004	2003	Change
Sales	$834.0	$690.9	$143.1	$2,367.3	$1,985.5	$381.8
Operating income (loss)	40.7	(51.9)	92.6	37.1	(76.6)	113.7

Significant items that increased (decreased) operating income:
Net gain on fixed assets and land sales			$(2.4)			$(113.3)
Product pricing			98.0			229.5
Distribution costs			(10.0)			(28.4)
Manufacturing costs			4.3			(5.7)
Employee termination costs			4.7			29.6
Selling and administrative expenses			(2.0)			2.0

			$92.6			$113.7

Three months ended September 30, 2004, versus September 30, 2003

Sales increased in the third quarter of 2004 as compared to the third quarter of 2003 due to higher transaction prices for all products and due to increased shipments of newsprint, coated and specialty papers and lumber as further discussed in the “Product Line Information” section.

Operating income increased in the third quarter of 2004 as compared to the third quarter of 2003. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows:

Net gain on fixed assets and land sales relates primarily to land sales and the disposition or write-off of fixed assets. The decrease is due to lower land sales in the third quarter of 2004 compared to the third quarter of 2003.

Product pricing for all of our major product groups was higher in the third quarter of 2004 as compared to the third quarter of 2003. Please refer to the discussion of “Product Line Information” for a more detailed analysis of product pricing and shipments.

Distribution costs were higher in the third quarter of 2004 as compared to the third quarter of 2003 as a result of higher shipments and higher duties due to increased lumber shipments and transaction prices.

Manufacturing costs were lower in the third quarter of 2004 as compared to the third quarter of 2003 resulting from improved production volumes ($17.8 million) and lower chemical costs ($6.1 million). These improvements were offset by a stronger Canadian dollar ($16.9 million) and increased costs for fiber, wood, labor and repair materials ($21.9 million). The negative impact on manufacturing costs of a strong Canadian dollar was offset by gains on hedged transactions that were recorded against manufacturing costs during the period.

Employee termination costs were lower in the third quarter of 2004 as compared to the third quarter of 2003, as we completed our cost reduction program in the fourth quarter of 2003.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine months ended September 30, 2004, versus September 30, 2003

Sales increased in the first nine months of 2004 as compared to first nine months of 2003 due to higher transaction prices for all products and due to increased shipments of coated and specialty papers, pulp and lumber as further discussed in the “Product Line Information” section.

Operating income increased in the first nine months of 2004 as compared to the first nine months of 2003. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows:

Net gain on fixed assets and land sales relates primarily to land sales and the disposition or write-off of fixed assets. The decrease is primarily due to lower land sales in the first nine months of 2004 compared to the first nine months of 2003. In the second quarter of 2003, Bowater completed the sale of 81,768 acres of owned and leased timberlands for aggregate consideration of $121.8 million. This transaction resulted in a pre-tax gain of approximately $97.5 million.

Product pricing for all of our major product groups was higher in the first nine months of 2004 as compared to the first nine months of 2003. Please refer to the discussion of “Product Line Information” for a more detailed analysis of product pricing and shipments.

Distribution costs were higher in the first nine months of 2004 as compared to the first nine months of 2003 as a result of higher shipments and higher duties due to increased lumber shipments and transaction prices.

Manufacturing costs were higher in the first nine months of 2004 as compared to the first nine months of 2003 as a result of a stronger Canadian dollar ($68.4 million), increased fiber and wood costs ($37.6 million) and higher labor and repair materials ($28.7 million). These higher costs were partially offset by improved production volumes ($45.1 million) and lower chemical costs ($16.6 million). The negative impact on manufacturing costs of a strong Canadian dollar was offset by gains on hedged transactions that were recorded against manufacturing costs during the period ($65.5 million).

Employee termination costs were lower in the first nine months of 2004 as compared to the first nine months of 2003, as we completed our cost reduction program in the fourth quarter of 2003.

Division/Segments and Product Line Information

Bowater is organized by Division. Bowater also provides product line disclosures for informational purposes to our analysts and investors. The Divisions have operational responsibility over their group of operating assets. The Divisions also have sales responsibilities that over-lap several of the Company’s operating Divisions/Segments. The matrix below depicts the various products that fall under each of the Company’s operating Divisions/Segments. The shaded areas in the matrix below represent the Division that is responsible for the sale of the product line for the entire company.

		Coated &	Canadian
		Specialty	Forest	Forest
	Newsprint	Papers	Products	Products
Product Line	Division	Division	Division	Division	Pulp Division
Newsprint	✓		✓
Coated & Specialties	✓	✓	✓
Pulp	✓	✓
Lumber			✓	✓

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

Newsprint – Product Line

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales (in millions)	$336.9	$302.0	$987.2	$900.0
Average prices (per metric ton)	$532	$485	$520	$474
Shipments (thousands of metric tons)	633.3	623.2	1,899.6	1,898.0
Downtime (thousands of metric tons)	43.0	60.1	135.1	161.6
Inventory at end of period (thousands of metric tons)	85.7	92.4	85.7	92.4

Three months ended September 30, 2004, versus September 30, 2003

Our average newsprint transaction price for all markets was 9.7% higher in the third quarter of 2004 compared to the third quarter of 2003. The increase reflects the realization of price increases in the North American and International markets. Newsprint shipments increased by 1.6% in the third quarter of 2004 primarily due to increases in export shipments. We plan to take 41,000 metric tons of market and maintenance downtime in the fourth quarter of 2004. The market downtime is primarily attributable to an idled paper machine at our Thunder Bay mill (since late June 2003). We expect this market downtime to continue until market conditions improve. We will continue to match production to orders.

We announced a $50 per metric ton price increase for the domestic market and a $65 per metric ton Canadian dollar price increase for the Canadian market, effective September 1, 2004. We also expect fourth quarter price increases in Asia and Latin America. Market conditions will determine whether we fully realize these increases.

Newsprint Third Party Data: In the third quarter of 2004, total U.S. newsprint demand and consumption of newsprint decreased 3.3% and 0.2%, respectively as compared to the same periods of the prior year. North American net exports of newsprint decreased 4.1% from the third quarter 2003 level. Total inventories (North American mills and users) at September 30, 2004 were 1.4 million metric tons, approximately 7,000 metric tons, or 0.5%, higher than the previous quarter and 4,000 metric tons, or 0.3%, higher than the end of the third quarter 2003. Newspaper advertising linage improved 0.3% in August 2004 compared to August 2003.

Nine months ended September 30, 2004, versus September 30, 2003

Our average newsprint transaction price for all markets was 9.7% higher in the first nine months of 2004 compared to the first nine months of 2003. The increase reflects the realization of price increases in the North American and International markets. Newsprint shipments were flat in the first nine months of 2004.

Newsprint Third Party Data: In the first nine months of 2004, total United States demand and consumption of newsprint decreased 1.0% and 1.5%, respectively as compared to the same period a year ago. North American net

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

exports of newsprint decreased 7.2% from the first nine months of 2003. Newspaper advertising linage improved 1.7% in the first eight months of 2004 compared to the first eight months of 2003.

Coated and Specialty Papers – Product Line

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales (in millions)	$244.6	$192.7	$664.8	$530.7
Average prices (per short ton)	$628	$569	$602	$563
Shipments (thousands of short tons)	389.8	338.9	1,104.9	942.3
Downtime (thousands of short tons)	22.3	26.6	77.2	63.7
Inventory at end of period (thousands of short tons)	45.0	59.5	45.0	59.5

Three months ended September 30, 2004, versus September 30, 2003

Our average transaction price for coated paper was 10.0% higher in the third quarter of 2004 compared to the third quarter of 2003 due to the realization of price increases in 2004. Our coated mechanical papers shipments increased 13.6% in the third quarter of 2004 as compared to the third quarter of 2003, due to strong market demand. Our average transaction price for specialty papers was 11.0% higher in the third quarter of 2004 compared to the third quarter of 2003 due to the price increases noted above. Our shipments of specialty papers increased 16.4% in the third quarter of 2004 compared to the third quarter of 2003 due to increased market demand.

We announced a $60 per short ton price increase for all coated paper and supercalendered grades, effective September 1, 2004. We also announced a $45 per short ton price increase for all specialty grades, effective September 1, 2004. Market conditions will determine whether we fully realize these increases.

Coated and Specialty Papers Third Party Data: U.S. magazine advertising pages increased 5.5% compared to the third quarter of 2003 and catalog mailings (measured by standard mail pieces) increased 8.7% in the second quarter of 2004 compared to the same period last year. North American demand for coated mechanical papers was up 6.5% in the third quarter of 2004 compared to the third quarter of 2003. North American demand for supercalendered high gloss papers and other uncoated mechanical papers was down 1.6% and up 16.9%, respectively, in the third quarter of 2004 compared to the third quarter of 2003.

Nine months ended September 30, 2004, versus September 30, 2003

Our average transaction price for coated paper was 5.8% higher in the first nine months of 2004 compared to the first nine months of 2003 due to realization of price increases during 2003 and 2004. Our coated papers shipments increased 23.7% in the first nine months of 2004, compared to the first nine months of 2003, primarily as a result of the conversion of a paper machine at Catawba from newsprint to coated papers. Our average transaction price for specialty papers was 6.9% higher in the first nine months of 2004, compared to the first nine months of 2003, due to the price increases noted above. Our specialty papers shipments increased 11.5% in the first nine months of 2004, compared to the first nine months of 2003, due to increased demand and production changes.

Coated and Specialty Papers Third Party Data: U.S. magazine advertising pages increased 2.2% compared to the first nine months of 2003 and catalog mailings (measured by standard mail pieces) increased 8.3% in the first six months of 2004 compared to the same period last year. North American demand for coated mechanical papers was up 8.3% through September 2004, compared to the first nine months of 2003. North American demand for supercalendered high gloss papers and other uncoated mechanical papers was down 3.2% and up 14.5%, respectively, through September 2004, compared to the first nine months of 2003.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market Pulp

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales (in millions)	$135.3	$120.8	$411.5	$360.9
Average prices (per metric ton)	$527	$469	$515	$472
Shipments (thousands of metric tons)	256.5	257.3	799.2	765.2
Downtime (thousands of metric tons)	7.7	18.7	31.3	45.0
Inventory at end of period (thousands of metric tons)	62.2	68.4	62.2	68.4

Three months ended September 30, 2004, versus September 30, 2003

Our average transaction price for market pulp was 12.4% higher in the third quarter of 2004 compared to the third quarter of 2003. The increase reflects the realization of price increases in the latter half of 2003 and first nine months of 2004 brought about by improved world supply and demand. Our market pulp inventories ended the third quarter of 2004 at 18 days supply, 22 days below the industry average.

Market Pulp Third Party Data: Demand for market pulp decreased in the third quarter of 2004 compared to the same period last year. World shipments were down 2.0% in the third quarter of 2004 compared to the same period in 2003. World producers operated at 95.7% of capacity but shipped at 91% of capacity. Consequently, inventories have increased over the quarter by 438,000 metric tons, to end September 2004 at 3.9 million metric tons, or 40 days supply. Inventories are 612,000 metric tons higher and 7 days supply higher than the corresponding period of 2003.

Nine months ended September 30, 2004, versus September 30, 2003

Our average transaction price for market pulp was 9.2% higher in the first nine months of 2004 compared to the first nine months of 2003. The increase reflects the realization of price increases in the latter half of 2003 and first nine months of 2004 brought about by improved world supply and demand. Our shipments increased 4.4% in the first nine months of 2004 compared to the same period of 2003 primarily as a result of improved demand from our core markets and reduced downtime at our Thunder Bay facility.

Market Pulp Third Party Data: Demand for market pulp increased in the first nine months of 2004 compared to the same period last year. World shipments were up 4.4% for the first nine months of 2004 compared to the same period in 2003. World producers operated at 96% capacity and shipped at 94% of capacity. Consequently, inventories have increased during the time period and ended September at 3.9 million metric tons, or 40 days supply.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lumber

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales (in millions)	$107.4	$64.0	$281.0	$170.8
Average prices	$395	$288	$360	$266
Shipments (million board feet)	271.5	222.1	780.8	642.7
Downtime (million board feet)	74.1	85.0	224.0	252.6
Inventory at end of period (million board feet)	64.0	51.9	64.0	51.9

Three months ended September 30, 2004, versus September 30, 2003

Lumber prices increased in the third quarter of 2004 as compared to the third quarter of 2003 as a result of strong demand over the latter half of 2003 and 2004 and lower overall inventories. Our lumber shipments increased 22.3% in the third quarter of 2004 due primarily to the increased production from our Thunder Bay sawmill, which was in start-up mode during the third quarter of 2003. On July 7, 2004, we temporarily idled our Ignace sawmill due to a wood supply shortage. We expect to restart the Ignace sawmill once wood supply conditions improve.

Third party data: The U.S. housing starts decreased 1.2% in the third quarter of 2004 as compared to the same period last year.

Nine months ended September 30, 2004, versus September 30, 2003

Lumber prices increased in the first nine months of 2004 as compared to the first nine months of 2003 as a result of continued strong demand associated with record high housing starts and lower overall inventories. Our lumber shipments increased 21.5% in the first nine months of 2004 as compared to the first nine months of 2003 due to start up of the Thunder Bay sawmill as discussed previously.

Third party data: The U.S. housing starts increased 8.7% in the first nine months of 2004 as compared to the same period last year.

The U.S. Commerce Department (DOC) has imposed antidumping (AD) duties of 8.43% on all of Bowater’s Canadian softwood lumber imports and countervailing (CV) duties of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. The duties became effective for lumber shipments beginning May 22, 2002 and are payable in cash. Lumber duties are included as a component of distribution costs on our consolidated statement of operations. To date we have paid AD and CV duties of approximately $60.7 million.

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

The DOC is currently conducting AD and CV administrative reviews to establish the ultimate duty rates and liabilities for imports since May 22, 2002. In June and July the DOC issued three determinations regarding the CV and AD rates that may become applicable to us. While these determinations contained rates that were less than 50% of those we are currently paying, these rates are not final or effective. Therefore, we do not anticipate adjusting our AD/CV duty rates until a final determination is made as a result of the applicable NAFTA or DOC process.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Divisional Performance

Newsprint Division

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2004	2003	Change	2004	2003	Change
Sales	$417.5	$355.7	$61.8	$1,213.1	$1,066.1	$147.0
Segment income (loss)	6.9	(23.5)	30.4	(16.5)	(74.9)	58.4

Significant items that increased (decreased) segment income (loss):
Product pricing			$39.5			$99.9
Distribution costs			(3.0)			(9.2)
Manufacturing costs			(10.2)			(53.6)
Employee termination costs			3.2			20.5
Selling and administrative expenses			0.9			0.8

			$30.4			$58.4

Three months ended September 30, 2004, versus September 30, 2003

Sales increased in the third quarter of 2004 as compared to the third quarter of 2003 primarily as a result of higher product pricing for newsprint ($21.4 million), market pulp ($13.4 million) and specialty papers ($4.7 million) and increased shipments. See the previous discussion of product line results.

Segment income increased in the third quarter of 2004 primarily as a result of higher product pricing noted above and lower employee termination costs as we completed our cost reduction program in the fourth quarter of 2003. These product pricing improvements were partially offset by higher manufacturing costs. Manufacturing costs were higher primarily from a stronger Canadian dollar ($7.7 million) and higher prices for recycled fiber, energy, labor and repair materials ($16.2 million), partially offset by improved production volumes ($10.6 million) and lower wood and chemical costs ($4.9 million).

Nine months ended September 30, 2004, versus September 30, 2003

Sales increased in the first nine months of 2004 as compared to the first nine months of 2003 primarily as a result of higher product pricing for newsprint ($61.2 million), market pulp ($29.7 million), and specialty papers ($9.0 million) and increased shipments. See the previous discussion of product line results.

Segment loss decreased in the first nine months of 2004 compared to the first nine months of 2003 primarily as a result of higher product pricing noted above and lower employee termination costs referred to above. These product pricing improvements were partially offset by higher manufacturing costs. Manufacturing costs were higher primarily from a stronger Canadian dollar ($31.2 million) and higher prices for recycled fiber, energy, labor and repair materials ($47.2 million), partially offset by improved production volumes ($18.0 million), lower depreciation expense ($5.9 million) and lower wood and chemical costs ($7.0 million).

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Coated and Specialty Papers Division

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2004	2003	Change	2004	2003	Change
Sales	$159.4	$132.0	$27.4	$452.9	$355.5	$97.4
Segment income (loss)	8.7	(15.3)	24.0	14.6	(49.4)	64.0

Significant items that increased (decreased) segment income (loss):
Product pricing			$16.9			$28.7
Distribution costs			(0.5)			(2.3)
Manufacturing costs			7.3			35.2
Employee termination costs			1.3			5.6
Selling and administrative expenses			(1.0)			(3.2)

			$24.0			$64.0

Three months ended September 30, 2004, versus September 30, 2003

Sales increased in the third quarter of 2004 as compared to the third quarter of 2003 primarily as a result of increased shipments, due primarily to the conversion of the No. 3 paper machine at the Catawba facility in early 2003 from newsprint to coated paper, and higher product pricing in coated and specialty papers ($12.7 million) and pulp ($4.2 million). See the previous discussion of product line results.

Segment income increased in the third quarter of 2004 as compared to the third quarter of 2003 primarily as a result of higher product pricing in coated and specialty papers and pulp, lower manufacturing costs associated with improved production volumes for coated papers, and lower employee termination costs.

Nine months ended September 30, 2004, versus September 30, 2003

Sales increased in the first nine months of 2004 as compared to the first nine months of 2003 primarily as a result of increased shipments, due primarily to the conversion of the No. 3 paper machine at the Catawba facility in early 2003 from newsprint to coated paper, and higher product pricing in coated and specialty papers ($18.9 million) and pulp ($9.8 million). See the previous discussion of product line results.

Segment income increased in the first nine months of 2004 as compared to the first nine months of 2003 primarily as a result of higher product pricing in coated and specialty papers and pulp, lower manufacturing costs associated with improved production volumes for coated papers, and lower employee termination costs.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Canadian Forest Products Division

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2004	2003	Change	2004	2003	Change
Sales	$220.0	$184.9	$35.1	$601.1	$539.9	$61.2
Segment income (loss)	7.6	(10.0)	17.6	(10.8)	(37.5)	26.7

Significant items that increased (decreased) segment income (loss):
Product pricing			$30.2			$76.3
Distribution costs			(3.6)			(12.7)
Manufacturing costs			(8.4)			(41.4)
Employee termination costs			0.1			2.4
Selling and administrative expenses			(0.7)			2.1

			$17.6			$26.7

Three months ended September 30, 2004, versus September 30, 2003

Sales increased in the third quarter of 2004 as compared to the third quarter of 2003 primarily as a result of higher product pricing for newsprint ($8.2 million), coated and specialty papers ($5.6 million), lumber ($15.9 million), and timber ($0.5 million). See the previous discussion of product line results.

Segment income increased in the third quarter of 2004 as compared to the third quarter of 2003 primarily as a result of higher product pricing as discussed above and improved production volumes ($2.0 million). These improvements were offset by higher manufacturing costs and higher distribution costs from higher shipments and lumber duties on increased lumber shipments and transaction prices. The higher manufacturing costs are due to a stronger Canadian dollar ($7.9 million), higher fiber and wood costs ($3.3 million), higher power ($1.0 million) and higher labor costs ($2.2 million).

Nine months ended September 30, 2004, versus September 30, 2003

Sales increased in the first nine months of 2004 as compared to the first nine months of 2003 primarily as a result of higher product pricing for newsprint ($25.5 million), coated and specialty papers ($10.2 million), lumber ($39.4 million), and timber ($1.2 million), offset by lower shipments. See the previous discussion of product line results.

Segment loss decreased in the first nine months of 2004 as compared to the first nine months of 2003, primarily as a result of higher product pricing and lower selling and administrative expenses. These improvements were offset by higher manufacturing costs and higher distribution costs from higher shipments and lumber duties on increased lumber shipments and transaction prices. The higher manufacturing costs are due to a stronger Canadian dollar ($32.3 million), higher fiber and wood costs ($6.4 million), higher repair cost ($2.4 million), higher labor ($3.3 million) and lower production volumes ($5.0 million).

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forest Products Division

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2004	2003	Change	2004	2003	Change
Sales	$47.9	$34.2	$13.7	$131.8	$80.8	$51.0
Segment income (loss)	5.3	(0.7)	6.0	7.5	(5.6)	13.1

Significant items that increased (decreased) segment income (loss):
Product pricing			$11.4			$24.6
Distribution costs			(1.7)			(2.9)
Shipments			(0.7)			(0.6)
Manufacturing costs			(4.1)			(10.0)
Selling and administrative expenses			1.1			2.0

			$6.0			$13.1

Three months ended September 30, 2004, versus September 30, 2003

Sales increased in the third quarter of 2004 as compared to the third quarter of 2003 as a result of increased lumber transaction prices and increased lumber shipments. The increase in lumber shipments was primarily the result of the new sawmill in Thunder Bay Ontario, which had shipments in the third quarter of 2004 but was in a start up mode in the third quarter of 2003. See the previous discussion of product line results.

Segment income increased in the third quarter of 2004 compared to the third quarter of 2003 primarily as a result of increased lumber transaction pricing. Higher lumber transaction prices were partially offset by higher distribution and manufacturing costs. Manufacturing costs increased primarily as a result of higher wood costs ($1.8 million) and a stronger Canadian dollar ($1.3 million).

Nine months ended September 30, 2004, versus September 30, 2003

Sales increased in the first nine months of 2004 as compared to the first nine months of 2003 as a result of increased lumber transaction prices and increased lumber shipments. The increase in lumber shipments was primarily the result of the new sawmill in Thunder Bay Ontario, which had shipments in the first nine months of 2004 but was primarily in the start up mode during the same period in 2003. See the previous discussion of product line results.

Segment income increased in the first nine months of 2004 as compared to the first nine months of 2003 primarily as a result of increased lumber transaction pricing. Higher lumber transaction prices were partially offset by higher distribution and manufacturing costs. Manufacturing costs increased primarily as a result of higher wood costs ($4.2 million) and the stronger Canadian dollar ($4.9 million).

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Gain on Fixed Assets and Land Sales and Corporate & Other Eliminations

Net gain (loss) on fixed assets and land sales and corporate and other eliminations are included in order to reconcile division sales and segment income (loss) to our total sales and operating income (loss) on our Consolidated Statement of Operations.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2004	2003	Change	2004	2003	Change
Net gain on fixed assets and land sales	$1.7	$4.1	$(2.4)	$5.9	$119.2	$113.3
Corporate & other eliminations:

Sales	(10.8)	(15.9)	5.1	(31.6)	(56.8)	25.2

Segment income (loss)	10.5	(6.5)	17.0	36.4	(28.4)	64.8

Net gain on fixed assets and land sales: During the three and nine months ended September 30, 2004, Bowater recorded a net pre-tax gain of $1.7 million and $5.9 million, respectively, related to land sales and gains or losses on fixed assets. During the three and nine months ended September 30, 2003, Bowater recorded a net pre-tax gain of $4.1 million and $119.2 million, respectively, related to land sales and gains or losses on fixed assets. These decreases are primarily due to lower land sales in the 2004 periods compared to the 2003 periods. In the second quarter of 2003, Bowater completed the sale of 81,768 acres of owned and leased timberlands for aggregate consideration of $121.8 million. This transaction resulted in a pre-tax gain of approximately $97.5 million.

Corporate & other eliminations: The elimination of intersegment sales decreased $5.1 million in the third quarter of 2004 versus the same period in 2003. Corporate income increased $17.0 million in the third quarter of 2004 over the same period in 2003 due primarily to increased gains on foreign currency hedges. The elimination of intersegment sales decreased $25.2 million in the first nine months of 2004 versus the same period in 2003. Corporate income increased $64.8 million in the first nine months of 2004 versus the same period in 2003 due primarily to increased gains on foreign currency hedges.

Interest and Other Income and Expenses

Interest expense increased $2.6 million from $45.8 million for the three months ended September 30, 2003 to $48.4 million for the three months ended September 30, 2004. Interest expense increased $18.6 million from $127.9 million for the nine-months ended September 30, 2003 to $146.5 million for the nine-months ended September 30, 2004. This increase in both periods is primarily attributable to higher average debt balances, higher interest rates and less capitalized interest. Additionally, during the nine-months ended September 30, 2004, we wrote-off deferred financing fees of approximately $1.5 million in connection with our replacement of the $500 million three-year credit facility in April 2004 and the repayment of our $100 million term loan in March 2004.

Based on the current debt balances at September 30, 2004, we expect quarterly interest expense for the balance of 2004 to be at levels similar to the third quarter of 2004.

Other income increased $1.0 million from income of $0.3 million during the three months ended September 30, 2003 to income of $1.3 million during the three months ended September 30, 2004. Other income increased $16.9 million (income of $6.4 million for the nine-months ended September 30, 2004 versus an expense of $10.5 million for the nine-months ended September 30, 2003) primarily as a result of a decrease in foreign currency exchange losses of $16.0 million during the period. Bowater recorded a foreign exchange gain of $0.1 million during the nine-months ended September 30, 2004 compared to a loss of $15.9 million for the same period of 2003. The majority of our exchange gain/loss amounts are attributable to the revaluation of unhedged foreign denominated assets and liabilities into United States dollars. For a further discussion of the effect of fluctuations in the Canadian – U.S. Dollar exchange rates, see “Canadian – U.S. Dollar Exchange Rate Fluctuation Effect on Earnings.”

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

Bowater’s effective tax rate for the third quarter of 2004 was (226.4%) versus 41.2% for the third quarter of 2003. Bowater’s effective tax rate for the first nine months of 2004 was 44.8% versus 24.8% for the first nine months of 2003. Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of the tax treatment on foreign currency gains and losses.

Significant strengthening of the Canadian dollar in the third quarter of 2004 resulted in significant unrealized statutory foreign currency exchange gains on which the Company provided a deferred tax expense for Canadian statutory taxes. On a consolidated basis, the unrealized statutory foreign currency exchange gains are substantially offset by certain foreign currency exchange losses on which the Company receives no U.S. tax benefit. Additionally, during the third quarter a statute of limitations expired for pre 2001 tax years. Income tax reserves of $6.8 million associated with the pre 2001 Canadian tax years were eliminated, resulting in a decrease to income tax expense in the third quarter of 2004. These tax reserve adjustments were offset by an increase in tax expense related to a revised estimated effective tax rate for the year.

The effective tax rate for the first nine months of 2004 was primarily impacted by the tax treatment on foreign currency gains and losses discussed previously, but to a lesser extent as compared to the third quarter as the Canadian dollar weakened in the first six months of 2004 and deferred tax benefits were recorded for Canadian statutory taxes.

The rates in 2003 were impacted primarily by significant foreign currency exchange losses on which the Company received no tax benefit. The rates in both 2004 and 2003 were also influenced by permanent tax differences that are not dependent on pre-tax income or loss.

Due to the variability and volatility of foreign exchange rates we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.

Liquidity and Capital Resources

The primary components of our cash flows are as follows:

	Nine Months Ended September 30,
(In millions)	2004	2003
Decrease in cash and cash equivalents	$(4.3)	$(17.8)

Cash from operations	85.7	24.5
Changes in working capital items	(45.3)	83.0

Cash used for investing activities	(50.0)	(40.4)
Cash invested in fixed assets, timber and timberlands	(60.3)	(186.5)
Disposition of fixed assets, timber, and timberlands	10.3	146.1

Cash used for financing activities	(40.0)	(1.9)
Short-term financing, net	(142.6)	(91.0)
Long-term financing, net	132.1	122.2
Dividends	(34.6)	(33.8)

Cash from Operating Activities: During the nine months of 2004 and 2003, Bowater had net losses of $51.9 million and $154.1 million, respectively. Cash provided by operating activities totaled $85.7 million in the first nine months of 2004 compared to $24.5 million during the same period of 2003. During the first quarter of 2003, Bowater received income tax refunds of $75.6 million, which was primarily attributable to the 2002 calendar year net operating losses which were carried back to the calendar years 1997 through 2000. These tax refunds are included in the working

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

capital items of $83.0 million. Excluding such income tax refunds, Bowater’s working capital items for the first nine months of 2003 would have been approximately $7.4 million.

Cash used for Investing Activities: Cash used for investing activities totaled $50.0 million and $40.4 million for the first nine months of 2004 and 2003, respectively. For 2004, capital expenditures primarily have been, and will continue to be, for compliance and maintenance requirements, while 2003 capital expenditures related to the completion of two significant projects at our Catawba mill as well as compliance and maintenance matters. We expect capital expenditures to be less than $100 million in 2004 and approximately $150 million in 2005.

Cash used for Financing Activities: Cash used for financing activities totaled $40.0 million and $1.9 million for the first nine months of 2004 and 2003, respectively. Cash used for financing activities for the first nine months of 2004 includes the sale of $250.0 million of notes that are due March 15, 2010 (See Note 10 of the Notes to Consolidated Financial Statements). We received net proceeds from the sale of the notes of $246.2 million, which were net of underwriting fees of $3.8 million. The proceeds from the sale of the notes were used to pay amounts outstanding under the short-term bank debt credit facilities ($146.2 million) and the three-year term loan ($100.0 million). Bowater had net payments of $142.6 million and $91.0 million on our short-term credit facilities during the first nine months of 2004 and 2003, respectively.

Credit Arrangements:

Bowater had available borrowings on our short-term bank debt - credit facilities as follows:

		Amount	Commitment	Termination
Short-Term Bank Debt	Commitment	Outstanding	Available (2)	Date
	(in millions)
Revolving credit facility	$435.0	$3.0	$341.4	04/2007
364-day Accounts Receivable Securitization Arrangement (1)	200.0	60.0	118.8	12/2004

	$635.0	$63.0	$460.2

(1)	The amount that can be borrowed at any time under our 364-day accounts receivable securitization arrangement depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin.

(2)	The commitment available under the 364-day Accounts Receivable Securitization Arrangement is based on qualified trade accounts receivable. The commitments available under the Revolving credit facility is subject to covenant restrictions described below and is reduced by outstanding letters of credit, which were $90.6 million at September 30, 2004.

On April 22, 2004, we replaced our expiring revolving credit facilities with a new three-year revolving credit facility due April 2007. The new facility provides $400 million of revolving credit in the United States and $35 million in Canada. Borrowings under the new facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt. The facility contains various covenants, including requirements to maintain a minimum consolidated net worth (generally defined as common shareholders’ equity, excluding hedging gains in place as of December 31, 2003, plus any outstanding preferred stock plus minimum pension liability amounts) of $1.5 billion, a maximum 62.5% ratio of total debt to total capital (defined as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts), and to maintain an annual minimum EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items, plus income taxes plus depreciation plus net interest expense) of $250.0 million measured quarterly beginning March 31, 2005, through December 31, 2005 and $400.0 million at the

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

end of each quarter thereafter. If we generate net income, the minimum net worth requirement increases by half of our consolidated net income for each fiscal quarter, excluding gains from cash flow hedges in place as of December 31, 2003. At September 30, 2004, our consolidated net worth was approximately $1,652.9 billion, and our ratio of total debt to total capital was 58.5%, calculated according to our credit facilities’ guidelines.

Total debt as a percentage of total capitalization is the most directly comparable measure using GAAP. A reconciliation of the GAAP items to the calculation of total debt as a percentage of total capitalization, in accordance with our credit facilities, is as follows:

(in millions, except ratios)	September 30, 2004
Total debt	$2,501.0
Less: Revaluation of debt	(79.1)

Total debt, per credit facilities	$2,421.9

Capitalization:
Total shareholders’ equity	$1,494.1
Total debt	2,501.0
Minority interest	67.6
Less: Revaluation of debt	(79.1)
Plus: Additional minimum pension liability	158.5

Total capitalization, per credit facilities	$4,142.1

Total debt as a percentage of total capitalization in accordance with credit facilities	58.5%

Total debt as a percentage of total capitalization, in accordance with GAAP	61.6%

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

In October 2004, Moody’s downgraded our credit rating to Ba3 with a negative outlook. In March 2004, S&P downgraded our credit ratings to BB with a stable outlook. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on the lower of the two credit ratings. Each reduction in the lower of the two ratings will increase our cost of borrowing under this facility. Although further downgrades would have no material impact on availability under our present debt and credit agreements, a reduction in our credit ratings could impact our access to and cost of capital and financial flexibility in the future.

Employees

As of September 30, 2004, Bowater employed 8,300 people, of whom 5,700 were represented by bargaining units. Labor agreements covering approximately 2,200 employees at five of our six Canadian paper mills expired on April 30, 2004. These employees are represented predominantly by the Communications, Energy and Paper Union (“CEP”). The CEP negotiated with Abitibi Consolidated Inc. as the “target” company for the region and they reached a five-year collective bargaining agreement, which was ratified on July 16, 2004. Traditionally, agreements reached with the target company have been the basis for other agreements in the region. We are currently in negotiations with the CEP at the mill level. While we consider relations with our employees to be good and we do not expect a work stoppage to occur prior to the finalization of new labor agreements, however, the outcomes of the negotiations regarding the expired labor agreements are not entirely within our control and therefore we can provide no assurance regarding these outcomes or the timing of these negotiations or their effect on our operations.

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

We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. Under the exchange rates, hedging levels and operating conditions that existed during the three months ended September 30, 2004, for every one-cent change in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for the three months ended September 30, 2004 would have been reduced by approximately $1.5 million, or approximately $6.0 million on an annualized basis. For a description of our hedging activities, see Note 13 to the Notes to Consolidated Financial Statements included in this quarterly report.

Canadian Dollar Hedging Program

At September 30, 2004, we had approximately $109.3 million of unrealized gains recorded on our Canadian dollar hedging program compared to approximately $172.4 million of unrealized gains at December 31, 2003. These unrealized gains are classified in “Other current assets” or “Other assets” in our Consolidated Balance Sheet depending on the maturity date of the hedging contract.

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

Bowater adopted FSP 106-2 effective July 1, 2004 and applied the prospective transition method. As a result, a remeasurement of the plan’s assets and accumulated postretirement benefit obligation (APBO), including the effects of the subsidy was made. The remeasurement resulted in a reduction of our net periodic benefit cost for 2004 of $2.5 million, of which $1.25 million will be recorded each in the third and fourth quarters of 2004. The $2.5 million reduction consisted of $0.3 million for the reduction of current period service costs, $1.3 million for the reduction of amortization of actuarial experience loss and $0.9 million for reduction in interest costs on our APBO. The remeasurement changed the prior service cost component of our APBO by approximately $36.9 million.

On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. FASB 123R allows two methods of adoption — the modified prospective transition method or the modified retrospective transition method. Bowater will be required to adopt FASB 123R in its third quarter of 2005 and is currently evaluating the effect that the adoption of FASB 123R will have on our financial position and results of operations.

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

Interest Rate Risk

We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank and long-term debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain a mix of fixed rate and variable rate borrowings. At September 30, 2004 we had $2,154.5 million of fixed rate long-term debt and $346.5 million of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our short and long-term variable rate debt at September 30, 2004 of $346.5 million, a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $0.9 million.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures:

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

(b) Changes in Internal Control over Financial Reporting:

In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BOWATER INCORPORATED AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

a.	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

b.	There have been no material developments to the legal proceedings described in our annual report on Form 10-K filed on March 10, 2004.

Item 6. Exhibits

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1	Form of Non-Qualified Stock Option Agreement for 2002 Stock Option Plan.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BOWATER INCORPORATED AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED
By /s/ David G. Maffucci
David G. Maffucci
Executive Vice President and Chief Financial Officer

By /s/ Michael F. Nocito
Michael F. Nocito
Vice President and Controller

Dated: November 8, 2004

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Form of Non-Qualified Stock Option Agreement for 2002 Stock Option Plan.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.