Form 10-K
period 2004-12-31
BOWATER INC
filed 2005-03-16
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑  No ☐

The aggregate market value of the voting common equity held by nonaffiliates* of the registrant as of June 30, 2004, was approximately $2.3 billion.

As of March 1, 2005, there were 55,911,559 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered with respect to the Annual Meeting of Shareholders to be held on May 11, 2005 are incorporated by reference into Part III.

* Without acknowledging that any individual director or executive officer of the registrant is an affiliate, the shares over which they are deemed to have voting control are considered to be owned by affiliates solely for purposes of this calculation.

TABLE OF CONTENTS

Bowater Incorporated

Form 10-K

PART I

Item 1. Business

General

Bowater Incorporated (“Bowater”) is engaged in the manufacture, sale and distribution of newsprint, uncoated specialty paper, coated groundwood paper, market pulp, lumber and timber. We operate facilities in the United States, Canada and South Korea and, as of December 31, 2004, our operations were supported by 1.4 million acres of timberlands owned or leased in the United States and Canada and 29.6 million acres of timber cutting rights on Crown-owned lands in Canada. We market and distribute our products throughout the world. No single customer, related or otherwise, accounted for 10% or more of Bowater’s 2004 consolidated sales.

Bowater was incorporated in Delaware in 1964. Our principal executive offices are located at 55 East Camperdown Way, Greenville, South Carolina 29601, and our telephone number at that address is (864) 271-7733.

Operating Divisions

As of December 31, 2004, Bowater operated through five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, the Forest Products Division and the Canadian Forest Products Division. These divisions will form the basis for the disclosures in this report.

Effective January 1, 2005, the Forest Products Division was merged into the Newsprint and Canadian Forest Products divisions and the Thunder Bay Operation was moved to the Coated and Specialty Papers Division. The Forest Products Division was originally established as a separate profit center to manage a large amount of timberland as well as to supply wood fiber to several of our mills. However, much of this timberland has been sold in recent years. In future periods, operating divisions will be reported under this new organizational structure.

The Newsprint Division, headquartered in Greenville, South Carolina, consists of the following manufacturing facilities:

➢	the Calhoun Operation and Calhoun Newsprint Company (“CNC”) (CNC is owned approximately 51% by Bowater and approximately 49% by Herald Company, Inc.) located in Calhoun, Tennessee;

➢	the Coosa Pines Operation located in Coosa Pines, Alabama;

➢	Bowater Mersey Paper Company Limited (“Mersey Operation”) (which is owned 51% by Bowater and 49% by The Washington Post Company) located in Liverpool, Nova Scotia;

➢	the Thunder Bay Operation located in Thunder Bay, Ontario (effective January 1, 2005 this operation is included in the Coated and Specialty Papers Division);

➢	Ponderay Newsprint Company (“Ponderay Operation”) (an unconsolidated partnership in which Bowater has a 40% interest and, through a wholly-owned subsidiary, is the managing partner; the balance of the partnership is held by subsidiaries of five newspaper publishers) located in Usk, Washington;

➢	the Grenada Operation located in Grenada, Mississippi; and

➢	the Mokpo Operation located in Mokpo, South Korea.

This division is also supported across our North American markets by sales teams, which are responsible for marketing and selling all of Bowater’s North American newsprint and some uncoated specialty paper. Offices in Brazil, England, Singapore and South Korea support international marketing and selling of newsprint and some uncoated specialty paper.

The Coated and Specialty Papers Division, headquartered in Greenville, South Carolina, consists of the Catawba Operation located in Catawba, South Carolina, two paper coating facilities (referred to as “Nuway”) located in Benton Harbor, Michigan and Covington, Tennessee, and four sales offices. This division is responsible for marketing and selling Bowater’s coated papers and the majority of our uncoated specialty papers. Effective January 1, 2005, the Thunder Bay Operation will become a component of the Coated and Specialty Papers Division.

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

The Forest Products Division is supported by 12 business offices and is responsible for managing our timberlands in the United States and the Canadian provinces of Ontario and Nova Scotia, selling timber (to third parties and to our paper mills), selling our U.S. lumber production, managing wood procurement for the sawmills and our Calhoun, Coosa Pines, Grenada, Mersey and Thunder Bay Operations, and selling non-strategic timberlands in the United States, Ontario and Nova Scotia. Effective January 1, 2005, the Forest Products Division was merged into the Newsprint and Canadian Forest Products divisions.

The Ignace Sawmill stopped producing in July 2004 due to a wood supply shortage in Ontario. We re-started the sawmill in January 2005.

The Canadian Forest Products Division, headquartered in Montreal, Quebec, consists of the following manufacturing facilities:

➢	Bowater Maritimes Inc. (“Dalhousie Operation”) (which is owned 67% by Bowater, 25% by Oji Paper Co., Ltd. and 8% by Mitsui & Co., Ltd.) located in Dalhousie, New Brunswick;

➢	the Gatineau Operation, located in Gatineau, Quebec;

➢	the Donnacona Operation, located in Donnacona, Quebec;

➢	the Dolbeau Operation, located in Dolbeau, Quebec;

➢	six sawmills located in Quebec (Dégelis, Price, Maniwaki, Saint-Félicien, Girardville, and Mistassini) and the Baker Brook sawmill located in New Brunswick; and

➢	one wood-treating facility located in Dégelis, Quebec (sold in January 2005).

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

Product Lines

Newsprint

Bowater is the largest manufacturer of newsprint in the United States. Including jointly-owned facilities, our annual North American production capacity of newsprint is approximately 2.6 million metric tons, or approximately 19% of the North American capacity. Including the South Korean newsprint mill, our annual production capacity is approximately 2.9 million metric tons, or approximately 7% of worldwide capacity.

The Calhoun Operation, one of the largest newsprint mills in North America, is located on the Hiwassee River in Tennessee. Under the management of Bowater, this facility operates five paper machines, which produced 718,000 metric tons of newsprint and uncoated specialty paper in 2004. Included at this facility is CNC’s paper machine, which produced 209,000 metric tons of newsprint in 2004. CNC also owns a recycle fiber plant and a portion of the original thermomechanical pulp (“TMP”) mill. Bowater owns the remainder of the original TMP facility. The TMP mill was expanded in 1998. This expansion is 100% owned by Bowater along with all the other assets at the site, which include a kraft pulp mill and other support equipment necessary to produce the finished product. Bowater operates the entire facility. Pulp, other raw materials, labor and other manufacturing services are transferred between Bowater and CNC at agreed upon transfer costs.

The Coosa Pines Operation, located on the Coosa River in Alabama, includes two paper machines, which produced 323,000 metric tons of 100% recycled fiber newsprint in 2004. Other facilities include a kraft pulp mill, recovery boiler, power boilers, a wastewater treatment plant, a raw water treatment plant, chip handling system, and other support equipment.

The Dalhousie Operation, located on the Chaleur Bay in New Brunswick, has two newsprint machines. These machines were rebuilt in 1982 and produced 237,000 metric tons of newsprint in 2004. This operation has a deep-sea docking facility that can accommodate large ocean freighters, providing economical access to ports along the eastern seaboard of the United States and throughout the world. Other facilities include a TMP mill, a refuse boiler, a waste treatment plant, and other support equipment.

The Gatineau Operation, located on the Ottawa River in Quebec, consists of three paper machines, which produced 448,000 metric tons of newsprint and 27,000 short tons of specialty paper in 2004. Other facilities include a recycling plant, a refuse boiler, a TMP mill, a secondary effluent treatment facility, and other support equipment.

The Grenada Operation, located on the Yalobusha River in Mississippi, consists of a TMP mill and one paper machine that produced 244,000 metric tons of newsprint in 2004. Other facilities include a waste treatment plant, a refuse boiler, and other support equipment.

The Mersey Operation is located in Nova Scotia on an ice-free port and has a deep-sea docking facility that can accommodate large ocean freighters, providing economical access to ports throughout the world. It has two paper machines that were built in 1929 and rebuilt between 1983 and 1985. The mill produced 250,000 metric tons of newsprint in 2004. Other facilities include a TMP mill, a wastewater treatment facility and other support equipment.

The Mokpo Operation, located in the Daebul Industrial Complex on the southwest coast of South Korea, has one paper machine that produces 100% recycled fiber newsprint. This facility began production in late 1996. The mill produced 252,000 metric tons of recycled fiber newsprint in 2004. This facility ships by truck or from a nearby public deep-sea docking facility. The Mokpo Operation is subject to risks associated with the economic and political climate of South Korea. See, “Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data – Changes in the political or economic conditions in the United States or other countries in which our products are manufactured or sold can adversely affect our results of operations” on page 12.

The Ponderay Operation, located on the Pend Oreille River in Washington, consists of one newsprint machine, which began production in 1989 and produced 260,000 metric tons of newsprint in 2004. Other facilities include a TMP mill, a recycling plant, a wastewater treatment facility and other support equipment.

The Thunder Bay Operation, located on the Kaministiquia River in northwestern Ontario, includes three paper machines and two kraft pulp mills. In 2004, this facility produced 325,000 metric tons of newsprint and uncoated specialty paper and 60,000 metric tons of base stock for Bowater’s Nuway operation. As a result of newsprint market conditions and a stronger Canadian dollar, one paper machine was idled at our Thunder Bay Operation in late June of 2003 and is expected to remain down until newsprint market conditions improve. Other facilities include a TMP mill, a recycling plant, two recovery boilers, a refuse boiler, a chip handling system, a waste treatment plant and other support equipment.

Including the production capacity for our unconsolidated partnership, Ponderay Newsprint Company, we have 46% of our newsprint capacity in the U.S., 45% in Canada and 9% in South Korea.

Our North American newsprint is sold directly by Bowater by its domestic sales force. Sales outside North America are made through our subsidiaries located in the markets they serve. We distribute newsprint by rail, truck and ship.

In 2004, Bowater sold newsprint to various related parties. During 2004, our joint venture partners purchased an aggregate of approximately 770,000 metric tons, which includes purchases from our unconsolidated partnership, Ponderay Newsprint Company. Newsprint tons sold from consolidated entities to related parties represent approximately 25% of our total newsprint tons sold.

Coated and Specialty Papers

Bowater is one of the largest producers of coated mechanical paper in the United States and North America. Capacity in 2004 was 925,000 short tons. This tonnage represents approximately 15% of North American capacity. We are one of the largest producers of supercalendared and uncoated specialty papers in North America with an annual capacity of approximately 750,000 short tons, or approximately 12% of North American capacity. Our coated and uncoated specialty papers are used in magazines, catalogs, books, retail advertising pieces, direct mail pieces and coupons.

Bowater manufactures a variety of coated paper grades on three paper machines at the Catawba Operation. In 2004, Catawba produced approximately 676,000 short tons of coated paper and approximately 11,000 short tons of uncoated specialty paper. The Catawba Operation also includes a newly replaced kraft pulp mill (2003), a TMP mill and other support equipment.

The Donnacona Operation, located in Quebec, consists of one specialty paper machine that produced approximately 148,000 short tons of specialty paper, mostly supercalendared grades, during 2004. The Donnacona operation also includes a TMP mill, a waste water treatment plant, a steam boiler and other support equipment.

The Dolbeau Operation, located in Quebec, consists of two specialty paper machines that produced approximately 250,000 short tons of specialty paper, mostly book paper and supercalendared grades, during 2004. The Dolbeau operation also includes a TMP mill, a wastewater treatment plant and other support equipment.

Bowater also operates coating facilities in Benton Harbor, Michigan and Covington, Tennessee (referred to as “Nuway”). These two sites operate coaters that converted approximately 62,800 short tons of uncoated basestock, produced by our paper mills, into approximately 77,000 short tons of coated paper during 2004. Transaction prices for our Nuway product improved significantly in 2004, but continued to be insufficient to cover costs. We realized significant improvements in our productivity and quality, but these improvements were mitigated by higher base stock costs. Due to these factors, we are currently operating our Nuway facilities at about half their capacity. The No. 1 line at Benton Harbor remained shut during 2004 mainly due to market conditions. Assuming market conditions improve, we expect to increase our production. However, there is no assurance as to whether Nuway product pricing or costs will improve.

Bowater also produces uncoated specialty paper at its Calhoun, Thunder Bay and Gatineau Operations, totaling 263,000 metric tons in 2004.

Bowater sells coated and uncoated specialty papers domestically through its regional sales offices and through paper brokers to major printers, publishers, catalogers and retailers. We distribute coated and uncoated specialty paper by truck and rail. Export markets are served primarily through international agents.

Market Pulp

Bowater is the third largest producer of market pulp in North America and has a North American market share of approximately 10.1%. Market pulp is used in the manufacture of fine paper, tissue, packaging, specialty paper products, diapers and other absorbent products.

In 2004, the Catawba Operation produced 191,000 metric tons of softwood market pulp; the Calhoun Operation produced 140,000 metric tons of hardwood market pulp; the Thunder Bay Operation produced 229,000 metric tons of hardwood market pulp and 285,000 metric tons of softwood market pulp; and the Coosa Pines Operation produced 247,000 metric tons of fluff market pulp.

North American sales are made directly by Bowater, while export sales are made through international sales agents local to their markets. We distribute market pulp by truck, rail and ship.

Forest Products

In addition to pulp and paper, Bowater sells pulpwood, sawtimber, lumber and wood chips to customers located in the eastern United States and Canada. We also provide many of our manufacturing facilities with the wood needed for pulp, paper and lumber production and sell non-strategic timberlands.

At December 31, 2004, we owned approximately 0.3 million acres of timberlands in the southeastern United States and approximately 1.0 million acres in Canada. We also lease approximately 0.1 million acres in the southeastern United States. We also have approximately 29.6 million acres of timber cutting rights on Crown-owned lands in Canada under long term contracts. These contracts are approximately 20-25 years in length and renew every 5 years, contingent upon Bowater’s continual compliance with environmental performance and reforestation requirements. In addition to timber management, we give considerable attention to enhancing other uses of our timberlands. In fact, 15 to 25% of the areas we manage are not scheduled for harvest, but rather designated to help achieve other forest management objectives.

Our customers and the general public continue to seek assurances from the forest products industry that the forest resource is managed in a sustainable manner. In accordance with our values, our environmental and forestry policies and the interests of our customers and other stakeholders, Bowater is committed to environmental management systems with the goal of sustainable forest management. We hold a 50% participation in a Quebec nursery, in order to replace trees harvested from our own and small private landowners’ timberlands. It is our standard practice to reforest all areas that are harvested. In Canada, we also use harvest practices designed to promote natural regeneration of approximately 75% of the area we harvest with the remaining 25% replanted.

Bowater has achieved International Organization for Standardization (“ISO”) 14001 1996 standard on the majority of its Canadian woodlands. ISO 14001 is the most widely recognized standard for the registration of an environmental management system. It is an effective approach to verifying environmental forest management practices through an independent third party audit. ISO 14001 also requires a commitment to continual improvement.

The majority of Bowater’s lands and wood purchasing operations in the United States are in compliance with standards of the American Forest and Paper Association’s Sustainable Forestry Initiative (“SFI”). Bowater has also achieved SFI certification for its New Brunswick woodlands operations and its freehold forest land in Quebec as a way of progressively responding to customer preferences. The SFI program combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. To accomplish this, the SFI program uses a comprehensive system of principles, objectives and performance measures developed by foresters, conservationists and scientists.

In addition, Bowater is committed to achieve the certification of the majority of its Québec crown land forest practices by mid 2006 according to the CSA Z-809 standard (Canadian Standard Association).

Also, we recently announced plans to contribute 3,700 acres of woodlands to the Cumberland Trail State Park in Tennessee. The donation includes 610 acres on the Cumberland Plateau and permanent conservation protection for more than 3,000 acres in our pocket wilderness system.

Our timberland base supplies an important portion of the needs of our paper mills and sawmills. In 2004, we consumed approximately 14.4 million short tons of wood for pulp, paper and lumber production. Of this amount, we harvested 0.7 million short tons of wood from our owned or leased properties, generated 3.6 million short tons from cutting rights on Crown land owned by the government in Canada, and purchased 10.0 million short tons, primarily under contract, from local wood producers, private landowners and sawmills (in the form of residual chips) at market prices. In addition, we harvested 1.1 million short tons of wood from our managed properties to sell to other sawmills and paper companies.

Bowater operates 12 sawmills and one wood treatment facility (sold in January 2005) in the United States and Canada that produce construction grade lumber. In addition, these sawmills are a major source of chip supply for our pulp and paper mills.

➢	The Albertville and Westover Sawmills produced 105 million and 49 million board feet of lumber, respectively, in 2004. These mills produce southern yellow pine lumber that is sold in the southeastern and midwestern United States.

➢	The Oakhill Sawmill, which produced 130 million board feet of lumber in 2004, sells to customers in eastern Canada and the northeastern United States.

➢	The Thunder Bay and Ignace Sawmills, produced 135 million and 2 million board feet of lumber in 2004, respectively, and sell to customers in eastern Canada and the eastern and mid-western United States. The Thunder Bay sawmill was completed and became operational in May 2003. The Ignace sawmill was refurbished, but operated only partially in 2004 due to poor market conditions, a labor disruption, and wood supply issues in northwest Ontario. We restarted the Ignace sawmill in January 2005.

➢	The Maniwaki Sawmill, which produced 98 million board feet of lumber in 2004, sells mainly to customers in eastern Canada and eastern United States.

➢	The Baker Brook Sawmill, which produced 62 million board feet of lumber in 2004, sells to customers in eastern Canada and eastern United States.

➢	The Mistassini and Saint-Félicien sawmills, which produced 150 million and 146 million board feet of lumber in 2004, respectively, sells to customers in eastern Canada and eastern United States.

➢	Three other sawmills (Dégelis, Price, and Girardville,) collectively produced 135 million board feet of lumber in 2004 and sell to customers in eastern Canada and eastern United States.

➢	Bowater sold its wood treating facility, located in Dégelis, Quebec, in January 2005. This facility produced 21 million board feet of treated lumber (approximately 6 million supplied by Bowater locations) in 2004 and sold to customers in eastern Canada.

➢	Bowater sold two sawmills in 2004 (Lac des Aigles and Baie Trinité), which produced 9 million board feet of lumber in 2004 and sold to customers in eastern Canada and eastern United States.

We distribute lumber by truck and rail.

Recycling Capability

Bowater has focused its efforts in recent years on meeting the demand for recycled fiber paper products. This effort not only allows publishers and other customers to meet recycled fiber standards, but also provides environmental benefits by reducing deposits to solid waste landfills.

Bowater has recycling plants at its Calhoun, Coosa Pines, Gatineau, Mokpo, Ponderay and Thunder Bay Operations. Taking a mixture of old newspapers and old magazines (“recovered paper”), these plants utilize advanced mechanical and chemical processes to manufacture high quality pulp. The resulting products, which include recycled fiber newsprint and uncoated specialty paper, are comparable in quality to paper produced with 100% virgin fiber pulp. The Coosa Pines and Mokpo operations produce newsprint containing 100% recycled fiber. In 2004, we processed 1.4 million metric tons of recovered paper worldwide.

Bowater purchases recovered paper from suppliers around the world, generally within the region of its recycling plants. These suppliers collect, sort and usually bale the material before selling it to us, primarily under long-term agreements. We are one of the largest purchasers of recovered paper in North America, averaging in excess of 1.1 million short tons purchased annually. In 2004, our top 3 suppliers accounted for approximately 35% of our annual recovered paper purchases, while only one supplier individually accounted for more than 10% of the total.

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

Newsprint, one of Bowater’s principal products, is produced by numerous worldwide manufacturers. Aside from quality specifications to meet customer needs, the production of newsprint does not depend upon a proprietary process or formula. The five largest North American producers represent approximately 70% of the North American capacity for newsprint. The five largest global producers represent approximately 47% of global newsprint capacity. Our annual production capacity is approximately 7% of worldwide capacity. We face actual and potential competition from them and numerous smaller regional producers. Price, quality, close customer relationships and the ability to produce paper with recycled fiber are important competitive determinants.

Bowater competes with 11 coated mechanical paper producers with operations in North America. In addition, several major offshore suppliers of coated mechanical paper sell into the North American market. As a major supplier to printers in North America, we also compete with numerous worldwide suppliers of other grades of paper such as coated freesheet, supercalendared and uncoated mechanical paper. Price, quality and service are important competitive determinants, but a degree of proprietary knowledge is required in both the manufacture and use of this product, which requires close customer-supplier relationships.

Bowater competes with nine producers of supercalendared paper in North America. In addition, two other major offshore suppliers compete in the North American market.

Bowater competes with seven major market pulp companies in North America along with other smaller competitors. Like newsprint, market pulp is one of our principal products and is a globally-traded commodity for which competition exists in all major markets. Aside from quality specifications to meet customer needs, the production of market pulp does not depend on a proprietary process or formula. We produce five major grades of market pulp (northern and southern hardwood, northern and southern softwood and fluff) and compete with other producers from South America (eucalyptus hardwood pulp and radiata pine softwood pulp), Europe (northern hardwood and softwood pulps), and Asia (mixed tropical hardwood pulp). Price, quality and service are considered the main competitive determinants.

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

Raw Materials and Energy

The manufacture of pulp, paper and lumber requires significant amounts of wood, recycled fiber and energy. We obtain the wood we need for production from property we own or lease, or on which we possess cutting rights, or by purchase from local producers. We also use recovered paper as raw material when producing recycled fiber paper grades. See “Forest Products” and “Recycling Capability” on pages 4-6 of this Form 10-K for information regarding our procurement and use of raw materials. The availability of raw materials and energy may be disrupted by many factors outside our control. See “Raw material and energy prices are volatile, and shortages or price increases could adversely affect our operating results” on pages 10-11.

Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources. All of Bowater’s mills produce all of their steam requirements with the exception of the Dolbeau and Mersey Operations, which purchase all of their steam from third-party suppliers. The Thunder Bay, Calhoun, Coosa Pines and Catawba Operations produce approximately one-fourth of their electrical requirements. The Dolbeau Operation purchases all of its electrical requirements through a public utility, with about one fifth produced by the third party that operates a cogeneration unit on the Dolbeau Operations’ premises. The balance of our operations’ energy needs is purchased from third parties.

Employees

As of December 31, 2004, Bowater employed 8,100 people, of whom 5,800 were represented by bargaining units. Labor agreements covering approximately 2,200 employees at five of our six Canadian paper mills expired on April 30, 2004. These employees are represented predominantly by the Communications, Energy and Paper Union (“CEP”). The CEP negotiated with Abitibi Consolidated Inc. as the “target” company for the region and they reached a five-year collective bargaining agreement, which was ratified on July 16, 2004. Traditionally, agreements reached with the target company have been the basis for other agreements in the region. We are currently in negotiations with the CEP at the mill level.

While we consider relations with our employees to be good and we do not expect a work stoppage to occur prior to the finalization of new labor agreements, we can provide no assurance regarding these outcomes or the timing of these negotiations or their effect on our operations.

We successfully negotiated a labor agreement covering approximately 150 of our employees at our Mokpo, Korea paper mill, which expires in July 2006. The wage portion of the labor agreement is for a one-year period and will be renegotiated in July 2005. Including our Mokpo mill, approximately 500 employees are covered by bargaining unit contracts that will expire in 2005.

The expiration dates of our pulp and paper mills and sawmills bargaining unit contracts are as follows:

Location	Month	Year

Pulp and Paper Mills:
Dalhousie, Dolbeau, Gatineau, Mersey and Thunder Bay	April	2004
Donnacona	April	2005
Mokpo	July	2005
Catawba	April	2006
Coosa Pines	September	2007
Calhoun	July	2008

Sawmills:
Mistassini	April	2004
Girardville	February	2005
Maniwaki	February	2005
Westover	March	2005
Saint-Félicien	May	2006
Price	June	2007
Baker Brook	December	2007
Dégelis	December	2007
Albertville	April	2009

Trademarks

Bowater has rights and registrations of the mark “Bowater” and the Bowater logo in countries in its principal markets. We consider our interest in the logo and mark to be valuable and necessary to the conduct of our business.

Environmental Matters

Information regarding environmental matters is included on page 12 of this Form 10-K.

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

Our pulp and paper mills mainly utilize process wastes or by-products to produce energy instead of sending the wastes to landfills. Bowater operates recycled (de-inked) fiber plants at six of our mills, diverting over 1.4 million metric tons of recovered paper from municipal landfills annually. See “Recycling Capability” on page 6 of this Form 10-K.

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

Risks Related to Our Business

Industry conditions may adversely affect our results of operations and financial condition

Most of our products are world-traded commodity products. Prices for our products have been volatile, reflecting the cyclical pattern of the forest products industry. We, like other participants in the forest products industry, have limited influence over the timing and extent of price changes for our products. Instead, these price changes depend primarily on industry supply and customer demand. Industry supply depends primarily on available manufacturing capacity, and customer demand depends on a variety of factors, including the health of the economy in general and the strength of both print media advertising and new home construction. The United States and global economies and the markets for our products weakened significantly over a period of several-years and market conditions, although recently somewhat improved, continue to be challenging. Industry statistics indicate that North American newsprint consumption has been steadily declining. In 2004, year-over-year newsprint consumption in the United States declined by 1.7%.

In response to market conditions, we continue to curtail newsprint production at our Thunder Bay mill and coated paper production at our Nuway operations. If these market conditions continue or worsen, it may be necessary to curtail production or permanently shut down these or other machines or facilities. Curtailments or shut downs could result in goodwill or asset write-downs at the affected facilities and could negatively impact our cash flows and materially affect our results of operations and financial condition.

In response to current and projected market conditions, we may also decide to convert newsprint capacity to the production of other grades. Conversions could require capital expenditures in excess of current levels. Even a successful conversion, such as the one we completed at our Catawba mill in 2003, could have a temporary adverse effect on our cash flows, results of operations and financial condition.

Intense competition in the forest products industry could adversely affect our operating results and financial condition

The markets for our products are all highly competitive. Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold. For example, during 2004, we announced two price increases of $50 per metric ton each for newsprint sold in our North American markets. However, prevailing market conditions, including the actions of competing newsprint suppliers, limited the company’s rate of realization on those announced pricing adjustments. In addition, our industry is capital intensive, which leads to high fixed costs. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. Actions by competitors, such as reducing costs or adding low-cost capacity, may adversely affect our competitive position in the products we manufacture and, consequently, our sales, operating income and cash flows.

Developments in alternative media could adversely affect the demand for our products

Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use other forms of media and advertising and electronic data transmission and storage instead of newsprint, coated paper, uncoated specialty papers or other products made by us. Although we cannot predict their timing or extent, we believe these trends have adversely affected classified advertising.

Currency fluctuations may adversely affect our results of operations

Changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs.

We compete with North American, European and Asian producers in most of our product lines. Our products are sold and denominated in both U.S. dollars and selected foreign currencies. In addition to the impact of product supply and demand, changes in the relative strength or weakness of the U.S. dollar may also affect international trade flows of these products. A stronger U.S. dollar may attract imports from foreign producers, increase supply, and have a downward effect on prices, while a weaker U.S. dollar may encourage U.S. exports. Variations in the exchange rates between the U.S. dollar and other currencies, particularly the Euro and the currencies of Canada, Sweden, Finland and certain Asian countries, significantly affect our competitive position compared to many of our competitors.

Nearly half of our manufacturing costs and a small portion of our financial assets and liabilities are denominated in Canadian dollars. Our sales are denominated in the currency of the country in which they occur, and only a small portion of our sales are denominated in Canadian dollars. Accordingly, we are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels, and the magnitude, direction and duration of changes in the exchange rate. For example, in some quarters Canadian dollar exchange rates may change less than one cent, while in others the change may be several cents or more. From December 31, 2003 to December 31, 2004, the relative value of the Canadian dollar increased from US$0.77 to US$0.83. Such increases in the value of the Canadian dollar versus the U.S. dollar can significantly increase our costs and thus reduce our earnings, which are reported in U.S. dollar terms.

Under the exchange rates, hedging levels and operating conditions that existed at December 31, 2004, for every one-cent increase in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for 2004 would have been reduced by approximately $5.2 million.

We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. However, based on exchange rates, hedging levels and operating conditions projected for 2005, a one-cent increase in the Canadian dollar exchange rate will reduce our 2005 operating income, net of hedging by approximately $7.0 million.

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

Our processes consume significant amounts of energy, which comprised approximately 14% of our 2004 operating costs. Typically, we internally generate approximately half of our own energy needs and purchase the remaining energy from third-party suppliers. Of the energy needs that we purchase, approximately three-fourths is spent on electrical purchases with the balance being primarily fossil fuels. In 2005, we anticipate that our total cost of purchased electricity will increase by approximately 2% as compared to 2004.

We are a major user of renewable natural resources such as water and wood fiber. Accordingly, significant changes in climate and agricultural diseases or infestation could affect our financial condition and results of operations. The volume and value of timber that can be harvested may be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, flooding, other weather conditions and other causes. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes. Our supply of wood fiber is also affected by factors that impact production levels within the lumber industry such as currency fluctuations, duties, harvesting restrictions and finished lumber prices. We continued to experience a restricted supply of third party sawmill wood chips to our Thunder Bay mill due to production levels within the industry during 2004 and have had increased wood fiber costs at several of our other mills. See the section entitled “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our substantial indebtedness could adversely affect our financial health

We have a significant amount of indebtedness. As of December 31, 2004, we had outstanding total debt of $2,514.9 million, a deficit of earnings to fixed charges of $148.6 million and shareholders’ equity of $1,507.3 million. Our substantial amount of debt could have important consequences. For example, it could:

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

On April 22, 2004, we replaced our expiring revolving credit facilities with a new three-year revolving credit facility due April 2007. The new facility provides $400 million of revolving credit in the United States and $35 million in Canada. Borrowings under the new facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt. The facility contains various covenants, including requirements to maintain a minimum consolidated net worth (generally defined as common shareholders’ equity, excluding hedging gains in place as of December 31, 2003, plus any outstanding preferred stock plus minimum pension liability amounts) of $1.5 billion, a maximum 62.5% ratio of total debt to total capital (defined as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts), and to maintain an annual minimum EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items, plus income taxes plus depreciation plus net interest expense) of $250.0 million measured quarterly beginning March 31, 2005, through December 31, 2005 and $400.0 million at the end of each quarter thereafter. If we generate net income, the minimum net worth requirement increases by half of our consolidated net income for each fiscal quarter, excluding gains from cash flow hedges in place as of December 31, 2003. At December 31, 2004, our consolidated net worth was approximately $1,620.4 million, and our ratio of total debt to total capital was 59.1%, calculated according to our credit facility’s guidelines. The reconciliation of the ratio of total debt to total capital as defined in and required by our current credit facility to the ratio of total debt to total capital as defined under Generally Accepted Accounting Principles (“GAAP”) is presented in the section “Short-Term Funding and Contractual/Commercial Commitments” on page 41 of this Form 10-K.

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

There can be no assurance that we will return to profitability

We incurred net losses of $142.4 million for the 2002 fiscal year and $205.0 million for the 2003 fiscal year. In 2003, we completed an aggressive cost saving initiative and continued our efforts to control costs in 2004. Also in 2004, we implemented price increases for our newsprint, coated and specialty papers and revenues increased from approximately $2.7 billion for 2003 to approximately $3.2 billion for 2004. However, we still incurred a net loss of $87.1 million for the 2004 fiscal year. While we will continue to identify and implement cost and cash savings initiatives and to seek opportunities to enhance our revenues, these steps may not be sufficient by themselves to enable us to return to profitability.

Changes in laws and regulations could adversely affect our results of operations

We are subject to a variety of foreign, federal, state and local laws and regulations dealing with trade, employees, transportation, currency controls, taxes and the environment. Changes in, or more stringent enforcement of, these laws or regulations have required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. For example, changes in environmental laws and regulations have in the past and could in the future require us to spend substantial amounts to comply with restrictions on air emissions, wastewater discharge, waste management and landfill sites, including remediation costs. Environmental laws are becoming increasingly more stringent. Consequently, our compliance and remediation costs could increase materially. For example, in April 1998, the Environmental Protection Agency promulgated new air and water quality standards for the paper industry, known as the Cluster Rule, aimed at further reductions of pollutants. Prior to 2004, we spent approximately $170 million to enable our Catawba, South Carolina facility to comply with the Cluster Rule. Another example is duties imposed on lumber shipments from Canada into the United States as discussed in the section under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” entitled “Product Line Information,” subsection “Lumber” – “Year Ended 2004 compared to 2003” in this Form 10-K.

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

In addition to the properties that we own, we also lease under long-term leases certain timberlands, office premises and office and transportation equipment and have cutting rights with respect to certain timberlands. Information regarding timberland leases, operating leases and cutting rights is included in Note 22, “Timberland Leases and Operating Leases”, of the Consolidated Financial Statements in this Form 10-K.

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

b.	In late 2001, Bowater, several other paper companies, and 120 other companies were named as defendants in asbestos personal injury actions based on product liability claims. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury.

These suits have been filed by approximately 1,238 claimants who sought monetary damages in civil actions pending in state courts in Georgia, Illinois, Mississippi, Missouri, New York and Texas. Approximately 982 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 256 claims remain. Insurers are defending these claims and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.

c.	Bowater may be a “potentially responsible party” with respect to three hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. We believe we will not be liable for any significant amounts at any of these sites.

d.	Bowater was one of numerous parties that shipped empty drums to a drum recycling plant in South Carolina. The U.S. EPA has remediated the site pursuant to Superfund at a cost of $6.2 million. We have agreed to pay less than $100,000 to settle this matter with the EPA. It is anticipated that the settlement will be finalized in the second quarter of 2005.

e.	On December 28, 2001, we filed a lawsuit against the Tennessee Valley Authority (TVA) alleging that TVA overcharged us for electricity it supplied to our Calhoun, Tennessee and Grenada, Mississippi facilities. The lawsuit has been resolved by agreement and the parties have entered into revised and extended power supply arrangements for the Calhoun and Grenada facilities. Consequently, the lawsuit was dismissed on March 8, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

Executive Officers of the Registrant as of March 1, 2005

Bowater’s executive officers, who are elected by the Board of Directors to serve one-year terms, are listed below. There are no family relationships among officers or directors and no arrangements or understandings between any officer and any other person under which the officer was selected.

Name	Age	Position	Officer Since

Arnold M. Nemirow	61	Chairman, President and Chief Executive Officer	1994
David G. Maffucci	54	Executive Vice President and President — Newsprint Division	1987
R. Donald Newman	58	Executive Vice President and Chief Operating Officer	1999
Jerry R. Gilmore	56	Senior Vice President — Administration	1999
William G. Harvey	47	Senior Vice President and Chief Financial Officer	1998
Ronald T. Lindsay	54	Senior Vice President – General Counsel and Secretary	2004
Pierre Monahan	58	Senior Vice President and President – Canadian Forest Products Division	2001
David J. Steuart	58	Senior Vice President and President – Pulp Division	1998
James T. Wright	58	Senior Vice President – Human Resources	1999
C. Randy Ellington	53	Vice President – Newsprint Sales	2005
Steven G. Lanzl	56	Vice President – Information Technology	1996
Roger R. Loney	49	Vice President – Newsprint Operations	2005
William C. Morris	45	Vice President and President — Coated & Specialty Papers Division	2005
Michael F. Nocito	49	Vice President and Controller	1993
Craig B. Stevens	57	Vice President — Business Performance, Coated & Specialties, Pulp & Lumber Operations	2005
Colin R. Wolfe	47	Vice President — Administration & Planning (Newsprint)	2005

Arnold M. Nemirow became Chairman in 1996 and Chief Executive Officer in 1995. He has been President and a director of Bowater since September 1994 and was Chief Operating Officer from September 1994 through February 1995.

David G. Maffucci became Executive Vice President and President — Newsprint Division in January 2005. Previously, from 2002 to 2005, he was Executive Vice President and Chief Financial Officer and from 1995 to 2002, he was Senior Vice President and Chief Financial Officer. From 1993 to 1995, he served as Vice President and Treasurer and from 1992 to 1993, he was Treasurer.

R. Donald Newman became Executive Vice President and Chief Operating Officer in June 2002. From 2001 to 2002, he was Vice President of Strategic Planning; and from 1998 to 2001, he was Vice President – Canadian Newsprint Operations of the Newsprint Division. Previously, from 1995 to 1998, he was Vice President – Operations and Resident Manager of the Calhoun Operations and from 1994 to 1995, he was Vice President and Operations Manager of the Calhoun Operations.

Jerry R. Gilmore became Senior Vice President — Administration in January 2005. From 2002 to 2005, he was Senior Vice President – Operations, Newsprint Division. Previously, from 1998 to 2002, he was Vice President of United States and Korean Newsprint Operations and from 1995 to April 1998, he was Vice President – Administration and Planning of the Newsprint Division. Prior to joining Bowater in 1994, he held financial and management positions with Georgia-Pacific Corporation and Great Northern Nekoosa Corporation, both forest products companies.

William G. Harvey became Senior Vice President and Chief Financial Officer and Treasurer in January 2005. From 1998 to 2005, he was Vice President and Treasurer. From 1995 to 1998, he was Vice President and Treasurer of Avenor Inc., a pulp and paper company, until its acquisition by Bowater.

Ronald T. Lindsay became Senior Vice President — General Counsel and Secretary in January 2005. From January 2004 to January 2005, he was Vice President — General Counsel and Secretary. Previously, he was with Collins & Aikman Corporation, a multinational manufacturer of automotive interior components, where he was Senior Vice President — Law in 2003 and Senior Vice President, General Counsel and Secretary from 1999 through 2002.

Pierre Monahan became Senior Vice President and President – Canadian Forest Products Division in June 2002. From 2001 to 2002, he was Vice President and President – Canadian Forest Products Division. From 1994 to 2001, he was President and Chief Executive Officer of Alliance Forest Products Inc. until its acquisition by Bowater. He is a director of AXA Insurance Inc. and Groupe Laperrière et Verreault.

David J. Steuart became Senior Vice President and President – Pulp Division in June 2002. From 1999 to 2002, he was Vice President of Bowater and from 1998 to 2002, he was President of the Pulp Division. From 1994 to 1998, he was President, Pulp Group of Avenor Inc., a pulp and paper company, until its acquisition by Bowater.

James T. Wright became Senior Vice President – Human Resources in 2002. From 1999 to 2002, he was Vice President – Human Resources. He was Vice President – Human Resources for Georgia-Pacific Corporation from 1993 to 1999. Prior to 1993, he held human resource and labor relations positions with Georgia-Pacific Corporation and Weyerhaeuser Company, both forest products companies.

C. Randolph Ellington became Vice President — Newsprint Sales in 2004. From 1995 to 2004, he was Vice President of North American Newsprint Sales. Previously, he held sales positions in both coated paper and newsprint.

Steven G. Lanzl became Vice President – Information Technology in 1996. From 1992 to 1996, he was with E.I. du Pont de Nemours and Company, a science and technology company, where he was responsible for planning information system initiatives. Earlier, he was with DuPont Asia Pacific, Ltd. in Japan as Manager of Information Systems Planning.

Roger R. Loney became Vice President — Newsprint Operations in January 2005. From 2002 to 2005, he was Vice President and Resident Manager, Calhoun Operations; from 2000 to 2002, he was Vice President and Resident Manager, Mersey, Nova Scotia Operations, and from 1999 to 2000, Manager, Special Projects.

William C. Morris became President — Coated & Specialty Papers Division in January 2005. From August 2004 to January 2005, he was Assistant to the Coated & Specialty Papers Division President; from February 2004 to August 2004, he was Vice President – Strategic Planning for the Coated and Specialty Papers, Pulp and Forest Product Divisions; from 1995 to 2004, he was Vice President of International Sales in the Newsprint Division.

Michael F. Nocito became Vice President and Controller in 1993. From 1992 to 1993, he was Controller of the Calhoun Operations and from 1988 to 1992, he was Assistant Controller of the Calhoun Operations. From 1978 to 1988, he held various positions of increasing responsibility in Bowater’s Finance Department.

Craig B. Stevens became Vice President — Business Performance, Coated & Specialties, Pulp & Lumber Operations in January 2005. From 2002 to 2005, he was Vice President — General Manager, Nuway Operations. From 1998 to 2002, he was Vice President — Administration and Planning.

Colin R. Wolfe became Vice President — Administration & Planning (Newsprint) in January 2005. From 2002 to 2005, he was Vice President-Finance and Administration, Newsprint Division and from 1998 to 2002, he was Vice President, Planning and Administration, Forest Products Division.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

(a)	Bowater’s common stock, $1 par value (“Common Stock”), is listed on the New York Stock Exchange, Inc. (stock symbol BOW), the Pacific Exchange, Inc. and The London Stock Exchange. Bowater Canada, Inc., a subsidiary of Bowater, has a special class of Exchangeable Shares (“Exchangeable Shares”) outstanding and listed on the Toronto Stock Exchange (stock symbol BWX), which is exchangeable into Bowater Common Stock on a one-for-one basis. Price information with respect to Bowater’s Common Stock is set forth below:

Price ranges of Bowater’s Common Stock during 2004 and 2003 as reported on the New York Stock Exchange were:

	2004		2003
	High	Low	High	Low

First quarter	$48.00	$40.58	$44.30	$34.23
Second quarter	$46.60	$39.00	$42.30	$36.30
Third quarter	$41.59	$34.53	$45.60	$36.52
Fourth quarter	$44.43	$34.15	$47.25	$39.10

(b)	As of March 1, 2005, there were 3,637 holders of record of Bowater’s Common Stock and 341 holders of record of Exchangeable Shares.

(c)	Bowater has paid consecutive quarterly dividends of $0.20 per share of Common Stock during 2004 and 2003. Future dividends on our Common Stock are at the discretion of the Board of Directors and the payment of any dividends will depend upon, among other things, our earnings, capital requirements and financial condition.

(d)	Information regarding securities authorized for issuance under Bowater’s equity compensation plans is incorporated by reference to Item 12 on page 90 in this Form 10-K.

(e)	In 2004, Bowater filed with the New York Stock Exchange (NYSE) the required annual certification of compliance with the NYSE’s listing standards. Bowater is filing certifications under SEC Rule 13a-14(a) as exhibits to this Form 10-K.

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

(In millions, except per-share amounts)	2004	2003	2002	2001(1)	2000(1)

Income Statement Data
Sales	$3,190.3	$2,721.1	$2,581.1	$2,454.3	$2,500.3
Operating income (loss)(2)	29.5	(100.9)	(95.7)	313.4	363.3
Net income (loss)	(87.1)	(205.0)	(142.4)	70.5	159.4
Diluted earnings (loss) per common share	(1.52)	(3.60)	(2.50)	1.32	3.02
Dividends declared per common share(3)	0.80	0.80	0.80	0.80	0.80

Product Sales Information
Newsprint(4)	$1,340.8	$1,236.1	$1,199.2	$1,438.7	$1,421.5
Coated and specialty papers	904.4	726.4	613.1	479.6	428.4
Market pulp	543.3	489.9	498.7	403.9	546.3
Lumber and other wood products	401.8	268.7	270.1	132.1	104.1

	$3,190.3	$2,721.1	$2,581.1	$2,454.3	$2,500.3

Financial Position
Timber and timberlands	$186.2	$184.1	$212.0	$243.3	$265.2
Fixed assets, net	3,301.1	3,557.3	3,645.6	3,802.8	2,981.1
Total assets	5,458.9	5,615.8	5,599.5	5,761.0	5,004.1
Long-term debt, including current installments	2,441.9	2,305.8	2,121.7	1,901.0	1,446.1
Total debt	2,514.9	2,506.3	2,370.7	2,242.7	1,931.1

Additional Information
Return on average common equity	(5.6)%	(12.2)%	(7.5)%	3.7%	8.9%
Effective tax rate	36.9%	24.9%	40.1%	40.7%	29.4%
Cash flow from operations	$122.5	$20.3	$41.2	$372.8	$416.6
Cash invested in fixed assets, timber and timberlands	$84.1	$216.3	$238.7	$246.8	$283.2
Book value per common share	$26.31	$28.25	$30.84	$35.65	$34.84
Common Stock price range
Low	$34.15	$34.23	$31.00	$40.30	$41.88
High	$48.00	$47.25	$55.80	$58.75	$59.56
Shareholders of record(5)	4,000	5,300	5,500	5,900	4,900
Employees	8,100	8,200	8,600	9,400	6,400

(1)	In 2001, we acquired Alliance Forest Products Inc. In 2000, we acquired Newsprint South, Inc.

(2)	Operating income (loss) includes pretax net gain on sale of assets of $6.9 million, $124.0 million, $85.7 million, $163.3 million and $7.3 million for the years 2004, 2003, 2002, 2001 and 2000, respectively. Operating income (loss) for 2002 includes a pretax impairment charge of $28.5 million.

(3)	Dividends are declared quarterly.

(4)	Newsprint sales do not include shipments from Ponderay Newsprint Company, an unconsolidated entity.

(5)	This includes holders of Bowater Common Stock and Exchangeable Shares issued by Bowater Canada Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition for the three years ended December 31, 2004. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Bowater’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data” and “Risks Related to Our Business” in Item 1 of this Form 10-K and from time to time, in Bowater’s other filings with the Securities and Exchange Commission.

Year In Review

Business Fundamentals

Bowater manufactures approximately four million metric tons of a broad range of groundwood based printing papers – newsprint, coated groundwood and groundwood specialty papers. These products are sold to leading publishers, commercial printers and advertisers. We also sell approximately 1.1 million metric tons annually of excess pulp to non-integrated paper, tissue and toweling manufacturers who do not have a sufficient supply of pulp for their own needs. We operate sawmills that produce over one billion board feet of lumber annually and provide a source of residual chips that we use to manufacture pulp and paper. Our lumber is sold to a diversified group of customers, namely large retailers, buying groups, distributors, wholesalers and industrial accounts.

To produce our pulp and paper products we operate 12 pulp and paper mills, ten of which are located in the eastern half of North America. The remaining two mills include a newsprint mill in Washington state for which we are the managing partner and a newsprint mill in South Korea that gives us access to growing Asian markets.

Our North American manufacturing facilities are located near key domestic markets or have access to export markets and are supported by approximately 31 million acres of timberland – about 1.4 million acres are owned or leased and the balance is available to us under long-term cutting rights on Crown-owned land in Canada.

Our products are, in large part, commodities with global markets. Our business is influenced by general economic conditions that impact our customers as well as changes within our industry that affect demand, supply, pricing, shipments or the cost of production.

The manufacturing facilities we operate are capital intensive and require significant amounts of cash to maintain. Our ability to generate cash flow is dependent on achieving revenues that exceed manufacturing costs and the amount of cash that must be reinvested in the business.

A large portion of our manufacturing facilities and some of our competitors’ facilities are located outside the U.S.; however, the majority of our sales are denominated in U.S. dollars. Therefore, fluctuations in currency rates can have a significant impact on our costs, cost competitiveness and cash flows. In particular, our results can be materially influenced by the movement of the Canadian dollar. A stronger Canadian dollar will typically weaken our results and a weaker Canadian dollar will tend to strengthen our earnings. We can also be subject to government imposed trade restrictions that can limit shipments or increase costs.

The strength of the economy influences the level and extent of publishing and advertising, which in turn affects the demand for our pulp and paper products. A decline in demand for our products also would likely have a negative effect on prices. Changes in the level of supply caused by capacity additions or contractions will also influence the supply and demand balance for our products and have a direct impact on shipment levels and pricing.

Significant cost components of our products can be highly volatile and include wood, recycled fiber (old newspapers and magazines), energy, commodity and specialty chemicals, and labor and benefit costs. Also, and as noted above, a major influence on our costs is the Canadian dollar exchange rates with the U.S. dollar.

2004 Financial Performance

Our net loss for the year was $87.1 million, $117.9 million less than our loss in 2003. Although this improvement was substantial, our financial performance remains unsatisfactory. Our cash flow from operating activities was approximately equal to our capital spending and dividends. As a result, our debt levels remained stable at approximately $2.5 billion. Our total debt to capitalization ratio, calculated in accordance with our credit facilities, rose to 59.1%, as a result of the impact of the losses on shareholder equity.

In 2004, prices rose for all of our products increasing our sales by $469.2 million. Shipments also increased substantially in lumber, coated and specialty papers. Our sales in 2004 were 17% higher than in 2003. However, our costs were also significantly higher primarily due to greater production volumes, the stronger Canadian dollar and higher recycled fiber, energy and labor costs. Our unit manufacturing costs were up 5% in newsprint, 3% in market pulp and 13% in lumber. “Consolidated Results of Operations” on pages 25-27 provides specifics regarding manufacturing cost changes in 2004.

We improved our product mix significantly in 2004. Shipments of higher value added coated and specialty papers increased by 15% as compared to 2003. We also improved our wood fiber integration starting up a new sawmill in Northwestern Ontario.

Newsprint demand in North America declined slightly in 2004 as a cyclical advertising recovery was offset by conservation measures taken by publishers and reduced North American newspaper circulation. Global demand for newsprint in 2004 was healthy. Coated mechanical demand in North America increased by 8.0% as compared to 2003. Uncoated mechanical demand increased by 13.9%, while supercalendared high gloss specialty paper demand decreased by 2.3%. Global market pulp demand reached record levels in 2004. Overall, pulp and paper markets were stronger in 2004 than in 2003.

In 2004 we spent approximately $84 million on capital projects. We expect to spend approximately $170 million in 2005, compared to projected depreciation expense of $330 million. We believe that this level of spending is adequate to effectively maintain our manufacturing facilities. We intend to direct any excess cash flow to reduce debt.

Outlook

Markets for our products have improved but prices remain relatively weak. North American newsprint demand may continue to decline over the next few years and we expect our newsprint capacity to decline as we continue to shift production to coated and specialty grades. In particular, we have attractive opportunities for further investment to enhance our product mix at our Calhoun and Thunder Bay mills. We expect continued improvement in prices for our products in 2005, however the pace and extent of any improvement is likely to depend on the overall economy.

We believe our operations are positioned to deliver quality products and that capital reinvestment in the business can be held to acceptable levels. We expect to generate significant cash flows in 2005, reducing debt to more desirable levels and enhancing our financial flexibility. However, a significant downturn in our business may impact our ability to generate sufficient cash flows and require us to seek additional external sources of capital. We believe our access to our credit facilities and the capital markets will be sufficient to provide for our anticipated requirements.

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

These assumptions are updated annually on our measurement date, September 30, and are disclosed in Note 14 “Pension and Other Nonpension Postretirement Benefits” to our Consolidated Financial Statements. We understand that these assumptions directly impact the actuarial valuation of the assets and obligations recorded on our balance sheet and the income or expense that is recorded in our Consolidated Statement of Operations. We base our assumptions on either historical or market data we consider reasonable in the circumstances. The following weighted average assumptions were used in our actuarial valuation to determine the projected benefit obligation at the measurement date and the net periodic benefit cost for the year:

	Pension Plans		Other Postretirement Plans
	2004	2003	2004	2003

Projected benefit obligation:
Discount rate	6.0%	6.0%	6.0%	6.0%
Rate of compensation increase	3.9%	3.9%	3.9%	3.9%
Net periodic benefit cost:
Discount rate	6.0%	6.5%	6.0%	6.5%
Expected return on assets	7.8%	8.0%	–	–
Rate of compensation increase	3.9%	3.9%	3.9%	3.9%

Variations in these assumptions could have a significant effect on the net periodic benefit cost reported in our 2004 Consolidated Statement of Operations. For example, a 25 basis point change in these assumptions would increase (decrease) 2004 pension and postretirement expense as follows (in millions):

	25 Basis Point	25 Basis Point
Assumption	Increase	Decrease

Weighted average discount rate	$(5.2)	$5.4
Return on assets	(3.5)	3.5
Rate of compensation increases	1.9	(1.9)
Health care cost inflation	1.3	(1.0)

Based on our September 30, 2004 actuarial valuation of our postretirement plans’ assets and benefit obligations we had a reduction in our additional minimum pension liability and an increase to shareholders’ equity in 2004 of $49.2 million. Additionally, based upon our actuarial valuation at September 30, 2004, pension expense and cash contributions are expected to increase approximately $4.0 million and $24.8 million, respectively, in 2005. Our other nonpension postretirement expense and cash contributions are expected to increase approximately $1.0 million and $3.2 million, respectively, in 2005, primarily as a result of health care cost increases, offset by the new prescription drug benefit under Medicare Part D (discussed below).

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our postretirement benefits include prescription drug benefits for Medicare-eligible retirees. In March 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act) that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act.

Bowater adopted FSP 106-2 effective July 1, 2004 and applied the prospective transition method. As a result, a remeasurement of the plan’s assets and accumulated postretirement benefit obligation (APBO), including the effects of the subsidy was made. The remeasurement resulted in a reduction of our net periodic benefit cost for 2004 of $2.5 million. The $2.5 million reduction consisted of $0.3 million for the reduction of current period service costs, $1.3 million for the reduction of amortization of actuarial experience loss and $0.9 million for reduction in interest costs on our APBO. The remeasurement decreased the actuarial loss component of our APBO by approximately $36.9 million. The reduction to our net periodic benefit cost for 2005 for the prescription drug benefit under Medicare Part D is estimated to be approximately $4.4 million.

Long-Lived Assets:

Bowater’s long-lived assets include goodwill and the net depreciated value of fixed assets.

Goodwill

As of December 31, 2004, we had unamortized goodwill in the amount of $828.2 million. Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires goodwill to be tested for impairment at least on an annual basis.

Our goodwill is tested for impairment in the fourth quarter of each year. We completed our annual goodwill impairment test in the fourth quarter of 2004. The test did not indicate impairment. With the exception of our Thunder Bay mill, the fair values of each of our reporting units exceeded their carrying value amounts by at least 10%. The fair value of the Thunder Bay mill exceeded its carrying value by 6%.

The goodwill impairment test involves a comparison of the fair value of each of our reporting units as defined under SFAS No. 142, with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, then goodwill of the reporting unit is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the assets of the reporting unit being measured exceeds their fair value. Fair value is determined with the assistance of an independent third party. In making our determination of fair value, we rely primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units. Several of the key assumptions include periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation and capital spending. We derive these assumptions used in our valuation models from several sources. Many of these assumptions are derived from our internal budgets which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. Our products are commodity products, therefore, pricing is inherently volatile and often follow a cyclical pattern; the average price over a commodity cycle forms the basis of our product pricing assumption. We derive our pricing estimates from information generated internally, from industry research firms and other published reports and forecasts. Historical changes or variations in these estimates have not resulted in any goodwill impairment charges in our financial statements since adopting SFAS 142.

The above-listed assumptions used in our valuation models are interrelated. The continuing degree of interrelationship of these assumptions is, in and of itself a significant assumption. Because of the interrelationships among these assumptions, we do not believe it would be meaningful to provide a sensitivity analysis on any of these individual assumptions. However, one key assumption in our valuation model is our weighted average cost of capital. If our weighted average cost of capital, which is used to discount the projected cash flows, was lower, the measure of the fair value of our assets would increase. Conversely, if our weighted average cost of capital was higher, the measure of the fair value of our assets would decrease. If our estimate of weighted average cost of capital were to increase by 25 basis points, the excess of the fair values of each of the reporting units would continue to exceed their carrying value amounts.

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

Fixed Assets

➢	For fixed assets acquired in an acquisition, we estimate their fair value based on accepted valuation techniques. These techniques are dependent upon management estimates and assumptions. While we believe management’s assumptions, including the assigned useful lives, are reasonable under the circumstances, different estimates and assumptions could have a significant impact on the amounts reported through our Consolidated Statement of Operations. During the year ended December 31, 2004, no assets were acquired in an acquisition.

➢	For the impairment or disposal of long-lived assets, we follow the guidance as prescribed in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets and intangible assets subject to amortization would be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of.

Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. Several of the key assumptions include periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation and projected capital spending. We derive these assumptions from several sources. Many of these assumptions are derived from our internal budgets which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. Our products are commodity products, therefore, pricing is inherently volatile and often follow a cyclical pattern; the average price over a commodity cycle forms the basis of our product pricing assumption. We derive our pricing estimates from information generated internally, from industry research firms and other published reports and forecasts. Except as discussed herein, historical changes or variations in these estimates have not resulted in significant fixed asset impairments in our financial statements. In December 2002 we recorded an impairment charge of $26.4 million for the permanent closing of our No. 3 paper machine at our Donnacona facility.

The above-listed assumptions used in our valuation models are interrelated. The continuing degree of interrelationship of these assumptions is, in and of itself a significant assumption. Because of the interrelationships among these assumptions, we do not believe it would be meaningful to provide a sensitivity analysis on any of these individual assumptions. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value.

Nuway Operations – Our product prices are based on coated groundwood paper prices. Transaction prices for our Nuway product improved significantly in 2004, but continued to be insufficient to cover costs. We realized the effects of significant improvements in our productivity and quality in 2004, but these improvements were mitigated by higher base stock costs. Due to these factors, we are operating our Nuway facilities at about half their capacity. The No. 1 line at Benton Harbor remained shut during 2004 mainly due to market conditions. Assuming market conditions improve, we expect to increase our production. However, there is no assurance as to when Nuway product pricing or costs will improve.

As a result of these factors, we performed a test for recoverability on our Nuway assets. The current carrying amount of these assets is $91.4 million. We determined the estimated future undiscounted cash flows expected to be generated by the Nuway assets consistent with the tests of recoverability discussed above. The results of the test for recoverability indicated that the estimated future undiscounted cash flows exceeded the carrying amount of the long-lived asset and therefore, no impairment exists. The estimated undiscounted cash flows exceeded the carrying amount by at least 10%.

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

Derivatives

The majority of our revenues are generated and received in United States dollars. A significant portion of our manufacturing facilities are in Canada, and accordingly, we pay our operating expenses in Canadian dollars at these Canadian mill sites. To reduce our exposure to Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our monthly forecasted Canadian dollar cash outflows. We estimate our monthly forecasted Canadian dollar outflows on a rolling 24-month basis and, depending on the level of the Canadian dollar, hedge the first monthly Canadian dollar outflows of manufacturing costs up to 90% of such monthly forecasts in each of the first twelve months and up to 80% in the following twelve months. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives used are highly effective in offsetting changes in cash flows of hedged items. We believe that these Canadian dollar forward contracts qualify as a cash flow hedge in accordance with SFAS No. 133 and we have, therefore, deferred $123.0 million of unrealized gains recorded in accumulated other comprehensive loss at December 31, 2004. Had these Canadian dollar forward contracts not qualified for cash flow hedging, these gains would have been reported through our Consolidated Statement of Operations.

Taxes

Tax Exposure Matters

In the normal course of business, we are subject to audits from the Federal, state, Canadian provincial and other tax authorities regarding various tax liabilities. The Canadian taxing authorities are auditing years 1999 through 2001 for our Canadian entities. The Internal Revenue Service (IRS) has closed audits of our U.S. federal income tax returns through fiscal year 1997. There were no material adjustments to the company’s tax liabilities arising from the closed IRS audits. The IRS chose not to audit our calendar years 1998 and 1999 tax returns; however, the IRS may adjust our reported tax liabilities for these years to the extent of refunds generated by operating loss carrybacks from subsequent tax years. In 2003, the IRS began auditing our federal income tax returns for years 2000 through 2002.

These audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that taxes accrued on the Consolidated Balance Sheet fairly represent the amount of future tax liability due.

Bowater utilizes certain income tax planning strategies to reduce its overall cost of income taxes. Upon audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. We have provided for our estimated exposure attributable to income tax planning strategies. We believe that the provision for liabilities resulting from the implementation of income tax planning strategies is appropriate. To date, we have not experienced an examination by governmental revenue authorities that would lead management to believe that our past provisions for exposures related to income tax planning strategies are not adequate.

The process to derive Bowater’s provision for all tax liabilities, including those related to tax planning strategies, requires significant judgment, historical comparisons and reference to authoritative tax resources. In general, on a quarterly basis, we review tax reserves based on changes in tax law and changes in facts or circumstances. Bowater’s tax reserves are adjusted based on either an agreed determination of a particular matter, the expiration of the statute of limitations for a particular tax period or a change in facts or circumstances regarding the matter. For example, in the third quarter of

2004, income tax reserves of $6.8 million were eliminated due to the expiration of a statute of limitation associated with pre-2001 Canadian tax years, resulting in a decrease to income tax expense for the quarter.

Tax Valuation Allowances

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

The carrying value of our deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits, or in the absence of sufficient future taxable income, that we would implement tax planning strategies to generate sufficient taxable income. If these tax planning strategies, estimates and related assumptions change in the future, we may be required to reduce the value of the deferred tax assets resulting in additional income tax expense. We believe that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized, based on forecasted income, or where necessary, the implementation of prudent and feasible tax planning strategies. However, there can be no assurance that we will meet our forecasts of future taxable income, or be able to implement tax planning strategies where required in future periods. We evaluate the deferred tax assets on a periodic basis and assess the need for additional valuation allowances as conditions change.

Additionally, at December 31, 2004, Bowater had unremitted earnings of subsidiaries outside the United States totaling $266.4 million, which we have deemed as being permanently invested. No deferred tax liability has been recognized with regard to these earnings. If our policy was to change in the future and these earnings were remitted to the United States, these amounts could significantly increase the income tax liability reported through our Consolidated Statement of Operations. See discussion of FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004”, on page 45 of this Annual Report on Form 10-K.

business and financial review

Consolidated Results of Operations:

	Year Ended December 31,			Change
(In millions, except per share amounts)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Sales	$3,190.3	$2,721.1	$2,581.1	$469.2	$140.0
Operating income (loss)	29.5	(100.9)	(95.7)	130.4	(5.2)
Net loss	(87.1)	(205.0)	(142.4)	117.9	(62.6)
Loss per diluted share	(1.52)	(3.60)	(2.50)	2.08	(1.10)

Significant items that improved (lowered) operating income (loss):
Gain on sale of assets				$(117.1)	$38.3
Impairment of assets				—	28.5
Product pricing				300.7	128.1
Distribution costs				(42.6)	(27.9)
Manufacturing costs				(27.7)	(141.3)
Employee termination costs				23.4	(21.4)
Selling and administrative expenses				(6.3)	(9.5)

				$130.4	$(5.2)

Year ended 2004 compared to 2003

Sales increased in 2004 compared to 2003 from both product price increases in all of our major product groups and increased shipments in coated and specialty papers, pulp and lumber. Please refer to the discussion of “Product Line Information” beginning on page 28 for a more detailed analysis of pricing and shipments.

Operating income for 2004 improved when compared to 2003. The above table analyzes the major items that caused the improvement in operating income. A brief explanation of these major items follows.

Gain on sale of assets, primarily for the sale of timberlands, is discussed on pages 36-37 of this Form 10-K.

Product pricing for all of our major product groups increased during the year. Please refer to the discussion of “Product Line Information” beginning on page 28 for a more detailed analysis of pricing.

Distribution costs increased in 2004 as a result of increased shipments, higher lumber duties on increased lumber shipments and lumber transaction prices and increased fuel prices and export-related costs. Please refer to the discussion on page 31 of this Form 10-K for a discussion of the lumber duties.

Manufacturing costs were higher in 2004 primarily as a result of the items that follow. These higher manufacturing costs were partially offset by higher production volumes and shipments.

➢	Recycled fiber – We recycle and use old newspapers and magazines in our groundwood paper grades. The cost of recycled fiber increased due to higher recycle fiber prices in 2004 and the re-start in May 2003 of an idled recycle facility at our Calhoun mill.

➢	Labor and repair materials – Labor costs were higher in 2004 as a result of increased labor and fringe rates, primarily from increased pension costs. Repair materials were higher as a result of increased maintenance outages in 2004.

➢	Wood costs – We use both harvested timber and residual sawmill chips to make our pulp and paper products. The price for residual chips in Canada increased in 2003 and remained at those levels throughout 2004. Additionally, the fees we pay to the Canadian government for harvesting trees increased as a result of increases in lumber transaction prices.

➢	Energy costs – Increases in electricity and fuel consumption and prices caused an increase in energy costs.

➢	Canadian dollar – During 2004 the Canadian dollar rose significantly (8.1%) in relation to the U.S. dollar. Since about 42% of our pulp and paper manufacturing capacity is in Canada, our costs stated in U.S. dollars rose approximately $95.6 million. Our currency hedging program allowed us to offset approximately $78.6 million of this increase.

Employee termination costs were lower as we completed our cost reduction program in 2003.

Selling and administrative expenses were higher due primarily to increased selling costs on increased sales of our coated papers.

Net loss in 2004 was lower compared to 2003. Net loss in 2003 includes an after tax charge of $4.5 million, or $0.08 per diluted share, for cumulative effect adjustments from the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” and the partial adoption of FIN 46, “Consolidation of Variable Interest Entities”.

Year ended 2003 compared to 2002

Sales increased in 2003 compared to 2002 primarily from product price increases as further discussed in the “Product Line Information” section.

Operating loss for 2003 increased when compared to 2002. The above table analyzes the major items that caused the increase in operating loss. A brief explanation of these major items follows.

Gain on sale of assets, primarily for the sale of timberlands, is discussed on pages 36-37 of this Form 10-K.

An impairment of assets of $28.5 million, primarily related to the permanent closure of a paper machine at our Donnacona mill, was taken in 2002.

Product pricing for all of our major product groups increased during the year but only marginally for coated and specialty papers and lumber. Please refer to the discussion of “Product Line Information” beginning on page 28 for a more detailed analysis of pricing and shipments.

Distribution costs increased in 2003 as a result of Canadian lumber duties being imposed beginning in May 2002, and from increased coated and specialty paper shipments from our Catawba mill.

Shipments were higher in 2003 in Coated and Specialty Papers due to the conversion of a newsprint machine to coated groundwood papers at our Catawba mill. Newsprint shipments were lower in 2003 due to the conversion of the Catawba machine and the closure of another paper machine in Donnacona. Pulp shipments were lower in part due to down time at our Thunder Bay mill and the start-up of a new pulp line at Catawba. Lumber shipments were basically unchanged from 2002 levels. Please refer to the discussion of “Product Line Information” beginning on page 28 for a more detailed analysis of pricing and shipments.

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

Employee termination costs were higher as we completed our cost reduction program that resulted in the elimination of about 600 jobs over the preceding two years.

Selling and administrative expenses were higher because increases in the price of our stock in 2003 increased our compensation expense from employee equity participation rights, whereas price decreases of our stock in 2002 resulted in recognition of credits in 2002.

Net loss in 2003 includes an after tax charge of $4.5 million, or $0.08 per diluted share, for cumulative effect adjustments from the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” and the partial adoption of FIN 46, “Consolidation of Variable Interest Entities”.

Fourth quarter of 2004

Subsequent to our earnings release on January 27, 2005, we made an adjustment relating to the conversion of certain long-term liabilities from Canadian to U.S. dollars. The result was a charge to foreign exchange (which is classified in the “Other expense (income)” line item of our Consolidated Statement of Operations) of $1.9 million ($0.03 per diluted share) and an increase to “Pension, other postretirement benefits and other long-term liabilities” on our Consolidated Balance Sheet of $1.9 million. This brought our reported net loss for the fourth quarter to $35.2 million (or $0.61 per diluted share) and $87.1 million (or $1.52 per diluted share) for the twelve months ended December 31, 2004.

Net loss in the fourth quarter of 2004 was $35.2 million, or $0.61 per diluted share on sales of $823.0 million. This compares to a net loss in the fourth quarter of 2003 of $50.9 million, or $0.89 per diluted share on sales of $735.6 million.

Operating loss for the fourth quarter of 2004 was $7.6 million compared to an operating loss of $24.3 million for the fourth quarter of 2003. The improvement in operating loss is primarily the result of higher transaction prices for all our product lines ($80.8 million) and increased shipments in coated and specialty papers and lumber. These improvements were partially offset by higher distribution costs ($13.6 million), higher operating costs related to higher wood ($10.3 million), fiber ($4.8 million) and energy ($9.0 million) costs, and the strengthening of the Canadian dollar versus the U.S. dollar ($14.2 million).

Interest expense increased $2.2 million, from $46.6 million in the fourth quarter of 2003 to $48.8 million in the fourth quarter of 2004, primarily from higher average debt balances and interest rates and less capitalized interest.

The effective tax rate for the fourth quarter of 2004 (20.8%) was lower than the fourth quarter of 2003 (25.5%) primarily due to certain losses from changes in foreign currency exchange rates for which the company received no tax benefit.

Division/Segments and Product Line Information

Bowater is organized by Division. Bowater also provides product line disclosures for informational purposes to our analysts and investors. The Divisions have operational responsibility over their group of operating assets. The Divisions also have sales responsibilities that overlap several of the Company’s operating Divisions/Segments. The matrix below depicts the various products that are manufactured by each of the Company’s operating Divisions/Segments and corresponding sales dollars for 2004. The shaded areas in the matrix below represent the Division that is responsible for the sale of the product line for the entire company.

(In millions)
		Coated &	Canadian
		Specialty	Forest	Forest		Corporate
	Newsprint	Papers	Products	Products	Pulp	and Other
Product Line	Division	Division	Division	Division	Division	Eliminations	Total

Newsprint	$987.6	$—	$348.7	$—	$—	$4.5	$1,340.8
Coated & Specialties	189.2	517.0	237.4	—	—	(39.2)	904.4
Pulp	449.9	94.4	—	—	—	(1.0)	543.3
Lumber	—	—	213.0	157.6	—	(0.4)	370.2
Other	—	—	20.3	15.9	—	(4.6)	31.6

	$1,626.7	$611.4	$819.4	$173.5	$—	$(40.7)	$3,190.3

For example, the Newsprint Division has operational (profit and loss) responsibility for the profitability of all three products (newsprint, coated & specialties and pulp) manufactured at its mills. The sales and related manufacturing costs for these product lines are recorded by the Newsprint Division. The Newsprint Division also has the responsibility for the sale of all newsprint produced at all divisions within Bowater (see shaded area in matrix). Each of these other divisions (the Coated & Specialty Papers Division and the Canadian Forest Products Division) has operational (profit and loss) responsibility for the profitability of newsprint manufactured at its mills, but no selling responsibility.

Bowater discloses operating income and depreciation by product line in its Annual Report. The table below presents a reconciliation of operating income and depreciation by product line to consolidated totals for the year ended December 31, 2004.

(In millions)
	Product Line
		Coated &			Net gain on
		Specialty			fixed assets	Corporate
	Newsprint	Papers	Pulp	Lumber	and land sales	and Other	Total

Operating Income (loss)	$36.1	$7.5	$37.5	$25.9	$6.9	$(84.4)	$29.5
Depreciation	147.8	102.4	57.6	18.5	—	8.9	335.2

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

Newsprint – Product Line

	2004	2003	2002

Sales (in millions)	$1,340.8	$1,236.1	$1,199.2
Average prices (per metric ton)	$528	$481	$454
Shipments (thousands of metric tons)	2,541.6	2,570.2	2,643.8
Downtime (thousands of metric tons)	192.1	204.8	395.0
Inventory at end of year (thousands of metric tons)	89.8	75.1	72.6

Year ended 2004 compared to 2003

Our average newsprint transaction price was 9.8% higher in 2004 compared to 2003. The increase reflects the realization of price increases in 2004 in the North American and international markets. Newsprint shipments decreased by 1.1% compared to 2003. This decrease was primarily due to a production shift from newsprint to higher margin specialty papers. In June 2003, we shifted our idled capacity because of market conditions from our Calhoun mill to our Thunder Bay mill (since late June 2003) due to a rise in operating costs caused by a stronger Canadian dollar. We expect this market downtime of approximately 36,000 metric tons per quarter to continue until market conditions improve. We plan to take 40,000 metric tons of market and maintenance downtime in the first quarter of 2005 and we will continue to match our production to our orders. Inventories increased approximately 20% in 2004 due to export production and year-end shipment timing issues.

We have announced a $35 per metric ton price increase for the domestic market effective March 1, 2005; however, market conditions will determine whether we fully realize the increase.

Newsprint Third Party Data: Total United States newsprint demand and consumption declined 1.4% and 1.7%, respectively, in 2004 compared to 2003. Because of significantly decreased industry capacity, the 2004 operating rate of 96% exceeded the 2003 rate of 93%. North American net exports of newsprint declined approximately 4.7% from 2003 levels. North American mill inventories at year end 2004 were unchanged from year-ago levels, while customer inventories increased slightly from 2003 levels. Total inventories (North American mills and users) ended 2004 at 1.31 million metric tons, slightly above the 2003 level. Days of supply at the U.S. dailies increased to 43 days from 41 days at year end 2003. Newspaper advertising linage improved 1.1% in 2004 compared to 2003.

Year ended 2003 compared to 2002

Our average newsprint transaction price was 5.9% higher in 2003 compared to 2002. The increase reflects the partial realization of announced price increases in 2003 for domestic newsprint and in the international market. Newsprint shipments decreased by 2.8% compared to 2002. This reduction was primarily due to the permanent removal of 240,000 metric tons of annual newsprint production capacity related to the conversion of a newsprint machine at Catawba to coated paper. The decrease in production was partially offset by less downtime and other shifts in production. Our No. 1 newsprint machine at Calhoun started back up in January of 2003 after being down since January of 2002. This startup was in conjunction with the shutdown of a specialty paper machine at Donnacona and a transfer of those specialty orders to Calhoun (also removing 100,000 metric tons of annual newsprint capacity). Our No. 3 newsprint machine at Calhoun started back up in July of 2003 after being down since January of 2002, as we idled a paper machine at our Thunder Bay mill (since late June 2003) due to a rise in operating costs caused by a stronger Canadian dollar.

Newsprint Third Party Data: Total United States newsprint demand and consumption declined 1.3% and 0.8%, respectively, in 2003 compared to 2002. However, 565,000 metric tons were permanently removed from North American capacity, which improved the overall market balance. North American net exports of newsprint declined approximately 1.3% from 2002 levels. Newspaper advertising linage improved 0.7% in 2003 compared to 2002. North American mill inventories increased in 2003, while customer inventories decreased slightly from 2002 levels. Total inventories (North American mills and users) ended 2003 at 1.29 million metric tons, approximately 17% below historical levels.

Coated and Specialty Papers – Product Line

	2004	2003	2002

Sales (in millions)	$904.4	$726.4	$613.1
Average prices (per short ton)	$616	$569	$567
Shipments (thousands of short tons)	1,467.8	1,276.6	1,081.9
Downtime (thousands of short tons)	99.5	85.7	9.9
Inventory at end of year (thousands of short tons)	46.6	62.0	38.8

Year ended 2004 compared to 2003

Our average transaction price for coated paper was 7.6% higher in 2004 compared to 2003. The increase reflects the realization of price increases in 2004. Our coated mechanical papers shipments increased 19.8% compared to 2003, due primarily to the conversion in 2003 of a paper machine at Catawba from newsprint to coated paper. Our average transaction price for specialty paper was 8.3% higher in 2004 compared to 2003. The increase reflects the realization of price increases in 2004. Our specialty papers shipments increased 10.5% compared to 2003, due to increased shipments to book market customers moving from traditional freesheet grades to mechanical specialties and retailer circular customers upgrading from newsprint to mechanical specialties. Market downtime of 88,000 short tons was taken in 2004 at our Nuway facilities. We anticipate taking 22,000 short tons of downtime in the first quarter of 2005. Inventories decreased in 2004 as a result of stronger market demand.

Coated and Specialty Papers Third Party Data: North American demand for coated mechanical papers increased 8% during 2004 compared to 2003. According to Publishers Information Bureau (PIB), U.S. magazine monthly advertising pages increased 3.8% in 2004 compared to 2003 and catalog/bulk mailings (measured by Standard mail pieces) increased through September 2004 8.7% compared to 2003. North American coated mechanical mill inventories were at 11 days supply at December 31, 2004, compared to 15 days supply at December 31, 2003.

North American demand for supercalendared high gloss paper and other uncoated mechanical papers ended 2004 down 2.3% and up 13.9%, respectively, compared to 2003. North American uncoated mechanical inventories were at 13 days supply at December 31, 2004, compared to 14 days supply at December 31, 2003.

Year ended 2003 compared to 2002

Our average transaction price for coated paper was 0.4% higher in 2003 compared to 2002. Our coated mechanical papers shipments increased 27.4% compared to 2002, due to the conversion of a paper machine at Catawba from newsprint to coated paper. Our average transaction price for specialty paper was 0.9% lower in 2003 compared to 2002. Our specialty papers shipments increased 10.4% compared to the same period last year, due to book market customers down-grading from traditional freesheet grades to mechanical specialties and retailer circular customers upgrading from newsprint to groundwood specialties.

Coated and Specialty Papers Third Party Data: North American demand for coated mechanical papers increased 5.4% compared to 2002. U.S. magazine monthly advertising pages increased 2.0% in 2003 compared to 2002 and catalog mailings (measured by Standard A mail pieces) increased through December 2003 3.7% compared to 2002. North American coated mechanical mill inventories were at 16 days supply at December 31, 2003, compared to 13 days supply at December 31, 2002.

North American demand for supercalendared high gloss paper and other uncoated mechanical papers were up approximately 6% and down approximately 1%, respectively, in 2003 compared to 2002. North American uncoated mechanical inventories were at 14 days supply at December 31, 2003, compared to 15 days supply at December 31, 2002.

Market Pulp

	2004	2003	2002

Sales (in millions)	$543.3	$489.9	$498.7
Average prices (per metric ton)	$513	$472	$436
Shipments (thousands of metric tons)	1,058.8	1,038.7	1,143.4
Downtime (thousands of metric tons)	62.3	60.6	52.0
Inventory at end of year (thousands of metric tons)	49.9	62.0	61.3

Year ended 2004 compared to 2003

Our average price for market pulp was 8.7% higher in 2004 compared to 2003. The increase reflects the price increases in 2004 brought about by improved world supply and demand. Our shipments increased 1.9% in 2004 compared to

2003, mainly due to increased production from our Thunder Bay facility. Our market pulp inventories ended 2004 at 14 days supply, 17 days below the industry average. Generally, our inventories are below the industry average because our mills are geographically closer to the markets they serve. We believe our inventory levels are appropriate and have no impact on our operations.

We have announced two market price increases of $30 per metric ton each for hardwood grades effective January 1, 2005 and March 1, 2005, respectively. Additionally, we have announced a market price increase of $30 per metric ton for softwood grades, including fluff, effective March 1, 2005. Our Catawba, SC facility will be down for a scheduled maintenance requirement in the first quarter of 2005, removing approximately 6,000 metric tons of production. We believe this maintenance downtime, combined with a strong Canadian dollar and other cost pressures, will continue to keep our manufacturing cost of market pulp elevated in the first quarter of 2005.

Market Pulp Third Party Data: World demand for market pulp increased 6% in 2004 compared to 2003. Demand in China grew 28% over the prior year; comparatively, demand in North America grew by 6% and demand in Western Europe by 3%. World producers shipped at 96% of capacity. World producer inventories have decreased to 31 days supply, which is 3 days less than the corresponding period of 2003.

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

Lumber

	2004	2003	2002

Sales (in millions)	$370.2	$236.9	$243.4
Average prices	$355	$270	$269
Shipments (million board feet)	1,043.1	875.8	904.3
Downtime (million board feet)	297.7	151.7	75.6
Inventory at end of year (million board feet)	60.4	50.3	57.0

Year ended 2004 compared to 2003

Our lumber shipments increased 19.1% in 2004 compared to 2003 as we continued our ramp up of the Thunder Bay sawmill and increased our output at the Maniwaki sawmill as a result of a recent plant modernization. Due to periods of weak lumber markets and limited availability of timber supply from our cutting rights on Crown-owned land, we took approximately 297.7 million board feet of downtime in 2004, compared to 151.7 million board feet in 2003.

The U.S. Department of Commerce (DOC) imposed antidumping duties (ADD) of 8.43% on all of Bowater’s Canadian softwood lumber imports and countervailing duties (CVD) of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. The duties became effective for lumber shipments beginning May 22, 2002. Bowater accrued lumber duties based upon the DOC’s preliminarily imposed effective dates of August 16, 2001, for countervailing duties and November 6, 2001, for antidumping duties. During the second quarter of 2002, Bowater reversed approximately $7.3 million for previously recorded lumber duties for periods prior to the effective date of May 22, 2002. Since May 22, 2002 Bowater has been posting cash deposits to cover the duties. On December 20, 2004 the

CVD rate was adjusted to 17.18% and the ADD rate was adjusted to 4.03% for the period of May 22, 2002 to April 30, 2003 pursuant to a review by the DOC. Bowater began to accrue on this new published rate and will continue to accrue and pay duties based on rates established by the DOC until new rates are published. The CVD rate was amended to 16.37% on February 24, 2005 and the ADD rate was amended to 3.78% on January 24, 2005. Lumber duties are included as a component of distribution costs on our consolidated statement of operations.

The Canadian government has appealed the duties to the World Trade Organization (WTO) and under the terms of the North American Free Trade Agreement (NAFTA) and requested that the duties be refunded. The final amount of CVD and ADD that may be assessed on Canadian softwood lumber imports into the U.S. will depend upon negotiations among the governments involved in the dispute or upon determinations made by the NAFTA, WTO or other adjudicatory panels to which the duties may be appealed. Until the dispute about the duties is resolved, we will continue to pay the duties as required by the DOC. To date, we have paid CV and AD duties of approximately $70.6 million. Should these duty rates be eliminated or decreased, a portion or all of the $70.6 million could be reversed into operating income in future periods.

Lumber Third Party Data: U.S. housing starts were strong in 2004, increasing 5.7% to 1.953 million units compared to 1.848 million units in 2003.

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

Divisional performance

Overview

As of December 31, 2004, Bowater was organized into five divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, the Forest Products Division and the Canadian Forest Products Division. Except for Pulp, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in “Corporate & other eliminations.” Therefore, Bowater’s financial results have been collected, analyzed and reported through the other four operating divisions and corporate. Total segment income (loss) in the following tables is equivalent to “Operating income (loss)” as presented in our Consolidated Statement of Operations.

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

Effective January 1, 2005, the Thunder Bay Operation was moved to the Coated and Specialty Papers Division. In future periods, divisional performance will be reported under this new organizational structure, including a restatement of prior period divisional results to facilitate comparisons to prior periods.

➢	coated and specialty papers division

The Coated and Specialty Papers Division operates a manufacturing site in Catawba, South Carolina, that produces coated paper and market pulp, and two Nuway coating facilities, all located in the United States. A newsprint machine at the Catawba site, with an annual capacity of approximately 265,000 short tons, was shut down in January 2003 and converted to coated mechanical paper production in March 2003. This converted machine had coated paper production of 321,000 short tons in 2004. We believe that the annual production capacity of this machine will increase to 330,000 short tons by the end of 2005. This division is responsible for the marketing and sale of coated and uncoated specialty papers manufactured by Bowater.

➢	canadian forest products division

The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The division manages 0.4 million acres of owned or leased timberland and approximately 21.2 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. The division also operates seven sawmills and one wood treatment plant, supplies wood to four paper mills and seven sawmills, and is responsible for the marketing and sales of its timber and Canadian lumber production.

➢	forest products division

As of December 31, 2004, the Forest Products Division managed 1.0 million acres of timberland owned or leased in the United States and the Canadian provinces of Ontario and Nova Scotia and approximately 8.4 million acres of Crown-owned land in the province of Ontario on which we have timber cutting rights. The division also operated five softwood sawmills, supplied wood fiber to our pulp and paper production sites and marketed and sold timber and southern yellow pine lumber in North America.

Effective January 1, 2005, the Forest Products Division was merged into the Newsprint and Canadian Forest Products divisions. In future periods, divisional performance will be reported under this new organizational structure, including a restatement of prior period divisional results to facilitate comparisons to prior periods.

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

Newsprint Division

	Year Ended December 31,			Change
(In millions)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Sales	$1,626.7	$1,448.9	$1,318.2	$177.8	$130.7
Segment income (loss)	(44.4)	(98.4)	(66.0)	54.0	(32.4)

Significant items that improved (lowered) segment income (loss):
Product pricing				$131.1	$95.0
Distribution costs				(11.8)	(2.7)
Manufacturing costs				(81.3)	(106.2)
Employee termination costs				19.2	(18.4)
Selling and administrative expenses				(3.2)	(0.1)

				$54.0	$(32.4)

Year ended 2004 compared to 2003

Sales increased in 2004 as compared to 2003 primarily as a result of higher product pricing for newsprint ($84.3 million), market pulp ($33.3 million), and specialty papers ($13.5 million) and increased sales of specialty papers. See the previous discussion of product line results.

Segment loss decreased in 2004 compared to 2003 primarily as a result of higher product pricing noted above and lower employee termination costs. These improvements were partially offset by higher manufacturing costs, distribution costs and selling and administrative expenses. Manufacturing costs were higher primarily from a stronger Canadian dollar ($45.2 million) and higher prices for recycled fiber ($28.5 million), chemicals ($2.2 million), energy ($11.2 million), labor ($10.2 million) and repair materials ($10.3 million), partially offset by improved production volumes ($18.3 million), lower depreciation expense ($7.6 million) and lower wood costs ($3.1 million). Distribution costs were higher primarily from increased fuel prices and export-related costs.

Year ended 2003 compared to 2002

Sales increased in 2003 compared to 2002 primarily as a result of higher product prices for newsprint ($54.8 million), market pulp ($25.5 million) and uncoated groundwood papers ($14.7 million) and higher shipments of newsprint ($43.0 million) and uncoated specialty paper ($29.2 million). These increases were partially offset by lower shipments of market pulp ($36.9 million).

Segment loss in 2003 increased compared to 2002 primarily from higher manufacturing costs and higher severance related charges. Manufacturing costs increased due to higher fiber, wood, repairs, and fuel costs, and a stronger Canadian dollar ($61.2 million). These increases were partially offset by the higher product prices.

Coated and Specialty Papers Division

	Year Ended December 31,			Change
(In millions)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Sales	$611.4	$493.4	$484.2	$118.0	$9.2
Segment income (loss)	27.4	(47.3)	(35.2)	74.7	(12.1)

Significant items that improved (lowered) segment income (loss):
Product pricing				$47.6	$12.2
Distribution costs				(3.7)	(5.5)
Manufacturing costs				30.8	(24.1)
Employee termination costs				5.0	(0.9)
Selling and administrative expenses				(5.0)	4.1
Impairment Charge				—	2.1

				$74.7	$(12.1)

Year ended 2003 compared to 2002

Sales increased in 2004 as compared to 2003 primarily as a result of increased shipments, due primarily to the conversion of the No. 3 paper machine at the Catawba facility in early 2003 from newsprint to coated paper, and higher product pricing in coated and specialty papers ($36.4 million) and pulp ($11.2 million). See the previous discussion of product line results.

Segment income increased in 2004 as compared to 2003 primarily as a result of higher product pricing in coated and specialty papers and pulp, lower manufacturing costs associated with improved production volumes for coated papers, and lower employee termination costs.

Year ended 2003 compared to 2002

Sales increased in 2003 as compared to 2002 primarily as a result of higher product prices for market pulp. See the previous discussion of product line results.

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

Canadian Forest Products Division

	Year Ended December 31,			Change
(In millions)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Sales	$819.4	$730.0	$744.9	$89.4	$(14.9)
Segment income (loss)	(18.8)	(45.9)	6.7	27.1	(52.6)

Significant items that improved (lowered) segment income (loss):
Product pricing				$101.1	$10.9
Distribution costs				(19.3)	(19.5)
Manufacturing costs				(59.5)	(64.6)
Employee termination costs				2.5	(2.8)
Selling and administrative expenses				2.3	(3.0)
Asset impairment				—	26.4

				$27.1	$(52.6)

Year ended 2004 compared to 2003

Sales increased in 2004 as compared to 2003 primarily as a result of higher product pricing for newsprint ($33.0 million), coated and specialty papers ($16.9 million), lumber ($48.9 million), and timber ($2.2 million), offset by lower shipments of newsprint and coated and specialty papers. See the previous discussion of product line results.

Segment loss decreased in 2004 as compared to 2003, primarily as a result of higher product pricing. These improvements were offset by higher manufacturing costs and higher distribution costs from higher shipments and lumber duties on increased lumber shipments and transaction prices. The higher manufacturing costs are due to a stronger Canadian dollar ($45.3 million), higher fiber and wood costs ($12.6 million), higher repair cost ($1.6 million), higher labor ($5.8 million) and lower production volumes ($3.0 million), offset by lower chemical costs ($4.3 million).

Year ended 2003 compared to 2002

Sales decreased in 2003 as compared to 2002 primarily as a result of lower shipments ($25.8 million), primarily lumber, and lower product prices for lumber ($1.3 million) and specialty papers ($6.9 million), partially offset by higher transaction prices for newsprint ($16.9 million) and timber ($2.2 million).

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

Forest Products Division

	Year Ended December 31,			Change
(In millions)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Sales	$173.5	$118.5	$95.1	$55.0	$23.4
Segment income (loss)	2.4	(6.1)	(2.6)	8.5	(3.5)

Significant items that improved (lowered) segment income (loss):
Product pricing				$34.1	$9.9
Distribution costs				(5.2)	(2.8)
Manufacturing costs				(19.8)	(10.9)
Employee termination costs				(0.7)	(0.7)
Selling and administrative expenses				0.1	1.0

				$8.5	$(3.5)

Year ended 2004 compared to 2003

Sales increased in 2004 as compared to 2003 as a result of increased lumber transaction prices and increased lumber shipments. The increase in lumber shipments was primarily the result of the new sawmill in Thunder Bay, Ontario, which had shipments in 2004 but was primarily a start up operation during 2003. See the previous discussion of product line results.

Segment income increased in 2004 as compared to 2003 primarily as a result of increased lumber transaction pricing. Higher lumber transaction prices were partially offset by higher distribution costs and manufacturing costs. The higher distribution costs were driven primarily by higher lumber duties. Manufacturing costs increased primarily as a result of higher wood costs ($6.3 million), the stronger Canadian dollar ($5.0 million) and start-up related costs associated with the operation of Thunder Bay and Ignace sawmills ($3.6 million).

Year ended 2003 compared to 2002

Sales increased in 2003 as compared to 2002 primarily as a result of higher lumber shipments ($14.7 million) and higher lumber ($4.5 million) and timber ($5.4 million) transaction prices. Lumber shipments increased primarily due to the start up of the new Thunder Bay, Ontario sawmill.

Segment loss increased in 2003 as compared to 2002 due primarily to higher manufacturing costs partially offset by higher lumber and timber transaction prices. Costs for the division were higher primarily due to a stronger Canadian dollar ($7.2 million) and the start-up of the new Thunder Bay, Ontario sawmill ($4.5 million).

Gain on Sale of Assets and Corporate & Other Eliminations

Gain on sale of assets and corporate and other eliminations are included in order to reconcile division sales and segment income (loss) to our total sales and operating income (loss) on our Consolidated Statement of Operations.

	Year Ended December 31,			Change
(In millions)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Gain on sale of assets	$6.9	$124.0	$85.7	$(117.1)	$38.3
Corporate & other eliminations:
Sales	(40.7)	(69.7)	(61.3)	29.0	(8.4)
Segment income (loss)	56.0	(27.2)	(84.3)	83.2	57.1

Gain on sale of assets: During 2004, we sold fixed assets and land resulting in a pretax gain of $6.9 million. This gain was primarily due to the sale of approximately 3,200 acres of timberlands for cash consideration of $7.3 million, which resulted in a pretax gain of $5.7 million. We also received cash proceeds of $4.7 million for other asset sales in 2004, resulting in pretax gains of $1.2 million.

During 2003, we sold fixed assets and land resulting in a pretax gain of $124.0 million. This gain was primarily due to the sale of approximately 82,000 acres of owned timberlands and leaseholds for cash consideration of $121.8 million, which resulted in a pretax gain of $97.5 million. We also received cash proceeds of $32.5 million for other timberland and asset sales in 2003, resulting in pretax gains of $26.5 million.

During 2002, Bowater sold fixed assets and timberlands resulting in a pretax gain of $85.7 million. This gain was primarily due to the sale in January 2002 of approximately 116,000 acres of timberlands for aggregate consideration of $104.2 million, comprised of approximately $5.1 million in cash and $99.1 million in notes receivable. In March 2002, we monetized the $99.1 million notes receivable for net cash proceeds of $88.1 million. These transactions resulted in a net pretax gain of $70.4 million. Also in 2002, Bowater sold approximately 8,700 acres of other timberlands and recognized the previously deferred revenue in connection with the fourth quarter 2001 sale of 147,000 acres for a total net pretax gain of $15.3 million.

Corporate & Other Eliminations: The elimination of intersegment sales decreased $29.0 million from 2003 to 2004 due to the decreased sales volumes between the divisions. Corporate income increased $83.2 million from 2003 to 2004, due primarily to increased gains on foreign currency hedges.

The elimination of intersegment sales increased from 2002 to 2003 due to the increased sales volumes between the divisions. Corporate expenses decreased from 2002 to 2003, due primarily to hedging foreign currency gains.

interest expense

Interest expense increased $20.8 million in 2004, from $174.5 million in 2003 to $195.3 million in 2004, due to higher average debt balances carried in 2004 compared to 2003, higher interest rates in connection with the issuance in March 2004 of $250 million notes and less capitalized interest as a result of the completion of our major capital projects at our Catawba operation.

Interest expense increased $11.5 million in 2003, from $163.0 million in 2002 to $174.5 million in 2003, due to higher average debt balances carried in 2003 compared to 2002, higher interest rates in connection with the issuance in June 2003 of $400 million notes and less capitalized interest as a result of the completion of our major capital projects at our Catawba operation.

provision for income taxes

Bowater’s effective tax rate in 2004, which was a benefit, was 36.9% compared to a benefit of 24.9% in 2003. The rates in both 2004 and 2003 were primarily impacted by certain losses from changes in foreign currency exchange rates for which the company received no tax benefit. The tax rate in 2004, however, was impacted by a lesser degree.

Significant strengthening of the Canadian dollar in 2004 resulted in significant unrealized statutory foreign currency exchange gains on which the Company provided a deferred tax expense for Canadian statutory taxes. On a consolidated basis, the unrealized statutory foreign currency exchange gains are substantially offset by certain foreign currency exchange losses on which the Company receives no U.S. tax benefit. Additionally, during 2004 a statute of limitations expired for pre 2001 tax years. Income tax reserves of $6.8 million associated with the pre-2001 Canadian tax years were eliminated, resulting in a decrease to income tax expense in 2004.

Bowater’s effective tax rate in 2003, which was a benefit, was 24.9% compared to a benefit of 40.1% in 2002. The rates in both 2003 and 2002 were primarily impacted by certain losses from changes in foreign currency exchange rates for which the company received no tax benefit.

Due to recent operating losses we are required to consider tax planning strategies in certain jurisdictions to evaluate whether certain of our deferred tax assets can be utilized or recovered. In the absence of tax planning strategies, we would be required to record a charge to income tax expense to establish a valuation allowance for certain of our deferred tax assets.

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

Liquidity and Capital Resources:

The primary components of our cash flows are as follows:

	Year Ended December 31,
(In millions)	2004	2003	2002

Increase (decrease) in cash and cash equivalents	$10.3	$(16.5)	$7.6

Cash generated from operations	122.5	20.3	41.2

Net loss	(87.1)	(205.0)	(142.4)

Adjustments to net loss:
Depreciation	335.2	339.0	340.5
Deferred taxes	(50.5)	(103.4)	(30.6)
Net gain in land sales	(6.9)	(124.0)	(85.7)
Impairment of assets	—	—	28.5

Working capital:
Accounts receivable, net	(16.1)	(30.4)	36.4
Inventories	(34.8)	(35.9)	(6.7)
Income taxes receivable	(30.4)	75.6	(75.6)
Accounts payable and accrued liabilities	43.2	53.5	(58.3)
Income taxes payable	(20.4)	31.6	41.3

	(58.5)	94.4	(62.9)

Cash used for investing activities	(72.1)	(62.0)	(122.4)
Cash invested in fixed assets, timber and timberlands	(84.1)	(216.3)	(238.7)
Disposition of fixed assets, timberlands and note monetizations	12.0	154.3	114.6

Cash from (used for) financing activities	(40.1)	25.2	88.8
Short-term financing, net	(132.7)	(48.6)	(92.6)
Long-term financing, net	132.0	117.4	223.5
Dividends	(46.0)	(45.3)	(49.6)

Cash Generated from Operations

Cash generated from operations increased from 2003 to 2004, primarily due to lower cash losses from operations partially offset by higher working capital needs. The lower cash losses in 2004 were driven by higher product pricing partially offset by higher distribution and manufacturing costs. Cash generated from operations decreased from 2002 to 2003, primarily due to higher cash losses from operations offset by lower working capital needs. The higher cash losses in 2003 were driven by higher manufacturing and distribution costs partially offset by higher product pricing. See discussion of manufacturing costs, distribution costs and product pricing in the “Product Line Information” and

“Divisional Performance” sections of our “Management’s Discussion and Analysis.” Additionally, see “Risks Related to Our Business” for discussion of product pricing, costs, exchange rates and debt levels.

Working capital in 2004 was negatively impacted by an increase in accounts receivable primarily from higher pricing and timing of collection of our receivables, higher inventory levels due primarily to timing of export shipments, lower income taxes payable due to timing of payments and higher income taxes receivable due primarily to tax loss carryback refunds. These working capital changes were partially offset by an increase in accounts payable and accrued liabilities primarily due to the timing of payments. Working capital in 2003 was negatively impacted by an increase in accounts receivable primarily from higher pricing and timing of collection of our receivables, as well as higher inventory levels (primarily coated papers from increased production from our recently converted coated paper machine at our Catawba facility and production of more coated paper grades offered to our customers). These working capital changes were more than offset by a carryback tax refund received of $75.6 million and an increase in accounts payable and accrued liabilities primarily due to the timing of payments and income taxes payable.

Please see the discussion entitled “Liquidity and Financing” below.

Cash Used for Investing Activities

Cash invested in fixed assets, timber and timberlands in 2004 was primarily for compliance and maintenance capital. Capital expenditures in 2004 compared to 2003 and 2002 were significantly lower as we completed two major capital projects in 2003, consisting of the fiber line replacement and the conversion of a newsprint machine to coated groundwood paper at our Catawba operation. Capital spending for these two projects was approximately $119 million in 2003. We expect capital expenditure levels to be approximately $170 million in 2005.

Cash Used for Financing Activities

In March 2004, Bowater sold, in a registered offering, $250 million of notes due March 15, 2010. We received net proceeds from the sale of the notes of $246.2 million. The proceeds were used to pay amounts outstanding under the short-term bank debt credit facilities ($146.2 million) and the associated term loan ($100.0 million).

In June 2003, we sold in a private placement $400 million of our 6.5% notes due 2013 (which were subsequently exchanged for registered notes in an exchange offer). We received net proceeds from the sale of the notes of approximately $392.8 million. The proceeds were used to pay amounts outstanding under short-term bank debt credit facilities ($241.0 million) and a portion of the three-year term loan ($140.0 million). In August 2003, we used the $11.8 million balance of the net proceeds, plus new borrowings under our accounts receivable securitization program, to pay off the $51.8 million debt related to our lease agreement at Covington.

Bowater had net payments of $132.7 million and $48.6 million on our short-term credit facilities during 2004 and 2003, respectively.

We intend to continue the payment of a quarterly dividend in 2005 at a quarterly dividend rate of $0.20 per share. This dividend equates to a use of cash of approximately $46 million annually.

Liquidity and Financing

On April 22, 2004, Bowater obtained a new three-year revolving credit facility due April 2007. The facility provides $400 million of revolving credit in the United States and $35 million in Canada, replacing the previous $500 million three-year credit facility in the United States and the $100 million 364-day credit facility in Canada. See page 40 of this Form 10-K for a description of the terms of this facility.

On March 17, 2004, Bowater sold, in a registered offering, $250 million of notes due March 15, 2010. Interest on the notes accrue at a rate based on LIBOR plus 3% and is payable quarterly. On or after March 15, 2006, Bowater may redeem all or a portion of the notes at any time. The redemption price will be 102% of the principal amount if redeemed from March 15, 2006 to March 14, 2007; 101% if redeemed from March 15, 2007 to March 14, 2008; and 100% if redeemed on or after March 15, 2008. We received net proceeds from the sale of the notes of $246.2 million, which were net of underwriting fees of $3.8 million. These fees are being amortized over the life of the notes. The proceeds were used to pay amounts outstanding under the short-term bank debt credit facilities ($146.2 million) and the associated term loan ($100.0 million).

Bowater believes that cash generated from operations and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations (discussed below), dividends and capital expenditures for the next 12 months. Also, Bowater periodically reviews timberland holdings and sells timberlands.

short-term funding and contractual/commercial commitments

As of December 31, 2004, Bowater had available borrowings on our short-term bank debt — credit facilities as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
Short-Term Bank Debt	Commitment	Outstanding	Available (1)	Date	Rate
	(in millions except for dates and interest rates)
Revolving credit facility (2)	$435.0	$38.0	$305.6	04/07	6.75%
364-day Accounts Receivable Securitization Arrangement (3)	200.0	35.0	132.3	12/05	2.37%

	$635.0	$73.0	$437.9

(1)	The commitment available under the Revolving credit facility is subject to covenant restrictions described on page 40 of this Form 10-K and is reduced by outstanding letters of credit of $91.4 million.

(2)	Borrowings under the revolving credit facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt.

(3)	The amount that can be borrowed at any time under our 364-day accounts receivables securitization arrangement depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin.

In October 2004, Moody’s downgraded Bowater’s credit rating to Ba3 with a negative outlook. In December 2004, S&P announced that Bowater’s credit rating would remain at BB with a stable outlook. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on Bowater’s highest credit rating. Any reduction in the highest rating will increase our cost of borrowing. In addition to higher interest rates, although further downgrades would have no material impact on availability under our present debt and credit agreements, it could impact our access to and cost of capital and financial flexibility in the future.

On April 22, 2004, we replaced our expiring revolving credit facilities with a new three-year revolving credit facility due April 2007. The new facility provides $400 million of revolving credit in the United States and $35 million in Canada. Borrowings under the new facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt. The facility contains various covenants, including requirements to maintain a minimum consolidated net worth (generally defined as common shareholders’ equity, excluding hedging gains in place as of December 31, 2003, plus any outstanding preferred stock plus minimum pension liability amounts) of $1.5 billion, a maximum 62.5% ratio of total debt to total capital (defined as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts), and to maintain an annual minimum EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items, plus income taxes plus depreciation plus net interest expense) of $250 million measured quarterly beginning March 31, 2005, through December 31, 2005 and $400 million at the end of each quarter thereafter. If we generate net income, the minimum net worth requirement increases by half of our consolidated net income for each fiscal quarter, excluding gains from cash flow hedges in place as of December 31, 2003. At December 31, 2004, our consolidated net worth was approximately $1,620.4 million and our ratio of total debt to total capital was 59.1%, both as calculated according to our credit facility’s guidelines.

Bowater believes it is in compliance with all its covenants and other requirements set forth in its credit facility.

Total debt as a percentage of total capitalization is the most directly comparable measure using GAAP. A reconciliation of the GAAP items to the calculation of total debt as a percentage of total capitalization, in accordance with our credit facilities, is as follows:

	December 31,
(in millions, except ratios)	2004	2003

Total debt	$2,514.9	$2,506.3
Less: Revaluation of debt	(77.4)	(85.7)

	$2,437.5	$2,420.6

Total Capitalization	$4,090.7	$4,188.3
Less: Revaluation of debt	(77.4)	(85.7)
Plus: Additional minimum pension liability	113.1	156.9

	$4,126.4	$4,259.5

Total debt as a percentage of total capitalization in accordance with credit facilities	59.1%	56.8%

Total debt as a percentage of total capitalization, in accordance with GAAP	61.5%	59.8%

The revolving credit facility, indentures pertaining to certain of our notes, and other debt agreements place various restrictions on Bowater and certain of its subsidiaries. These restrictions include limits on incurring additional indebtedness, granting liens, entering into sale-leaseback transactions, and making certain restricted payments. Under various indentures, liens and sale lease-back transactions in excess of various thresholds cannot be incurred unless they also secure the notes issued under such indentures. The revolving credit facility and the indentures permit Bowater and its subsidiaries to incur certain categories of permitted indebtedness that we believe are customary, including refinancings of existing indebtedness, trade letters of credit, capital leases up to specified amounts and industrial revenue bond indebtedness up to specified amounts. Additional indebtedness that Bowater and its subsidiaries can incur is limited by the revolving credit facility.

The following summarizes Bowater’s contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

					2010 and
(In millions)	Total	2005	2006-2007	2008-2009	Thereafter

Long-term debt, including current installments (1)	$2,441.9	$14.0	$34.1	$287.2	$2,106.6
Short-term bank debt	73.0	73.0	—	—	—
Non-cancelable operating lease obligations	63.9	5.4	9.0	8.0	41.5
Purchase obligations	537.4	81.1	99.6	83.8	272.9

Total contractual obligations	$3,116.2	$173.5	$142.7	$379.0	$2,421.0

(1)	Long-term debt includes $77.4 million at December 31, 2004, due to the revaluation of the debt balances acquired with the purchase of the Grenada Mill in August 2000, and the acquisition of Avenor in July 1998. Of the obligations above, approximately $8 million per year represents amortization of the revaluation, which requires no cash outlay.

In addition to the amounts shown in the table, Bowater is party to employment and change-in-control agreements with its executive officers. Those agreements are described under the heading “Executive Compensation – Employment and Change in Control Agreements” in the proxy statement incorporated by reference into this Form 10-K.

Bowater enters into various agreements including supply and cutting rights agreements and purchase commitments in the normal course of business. Our purchase obligations related to these various agreements are presented in the table above. In connection with the acquisition of Alliance, Bowater assumed various long-term supply contracts, the more significant of which includes a fiber supply contract, at market prices, for its Coosa Pines Operation and a steam supply contract at its Dolbeau Operation. The Coosa fiber supply contract expires in 2014 and has total commitments of approximately $112.0 million ($13.7 million in year 2005, $54.9 million in years 2006-2009 and $43.4 million thereafter). In addition, our Dolbeau Operation’s steam supply contract expires in 2023 and has total commitments of approximately $188.4 million ($8.0 million in year 2005, $33.9 million in years 2006-2009 and $146.5 million thereafter).

Other Commitments:

	Amount of Commitment Expiration Per Period
					2010 and
(In millions)	Total	2005	2006-2007	2008-2009	Thereafter

Off-balance sheet debt guarantees	$37.7	$0.5	$29.6	$1.0	$6.6

Bowater’s off-balance sheet debt guarantees include: $28.6 million related to Ponderay Newsprint Company, an unconsolidated partnership in which Bowater has a 40% interest and $9.1 million, representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our qualified special purpose entities.

off-balance sheet arrangements

Ponderay Guaranty: Bowater has a 40% interest in Ponderay Newsprint Company, an unconsolidated partnership. Ponderay has a credit facility which is comprised of a term loan and a revolving credit facility. The term loan balance at December 31, 2004 was $71.5 million and is guaranteed by the partners of Ponderay. Bowater guarantees 40% or $28.6 million of this term loan. The revolving credit facility has commitments from the lender for $25 million. This revolving credit facility is not guaranteed by the partners. At December 31, 2004 there is a $10 million letter of credit reducing this commitment. There are no other drawings on this facility. Ponderay’s outstanding balance on the term loan is reduced annually by its excess cash flows as defined in the credit facility and, although the final balance is due at maturity on April 12, 2006, we believe that Ponderay intends to renew this facility. The term loan cannot be increased once paid down, therefore, Bowater’s guarantee is reduced as the outstanding balance is reduced. Bowater would be required to perform on the guarantee if Ponderay were to default on its credit facility and Ponderay’s assets, which collateralize the debt, were insufficient to pay off the credit facility. Ponderay was in compliance with all its debt covenants as of December 31, 2004. Ponderay’s total assets and liabilities at December 31, 2004 were approximately $164 million and $88 million (which includes the above mentioned debt), respectively.

Timberland Sales: In connection with certain timberland sales transactions in 2002 and prior years, Bowater received a portion of the sale proceeds in notes receivable. In order to increase its liquidity, Bowater monetized these notes receivable using qualified special purpose entities (“QSPEs”) set up in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The more significant aspects of the QSPEs are as follows:

➢	The QSPEs are not consolidated within Bowater’s financial statements. The business purpose of the QSPEs is to hold the notes receivable and issue debt securities to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by letters of credit issued by a third party financial institution.

➢	Bowater records gains or losses on the monetization of the notes receivable through the QSPEs. The amount of the gain or loss is determined based on the original carrying amount of the notes, allocated between the assets monetized and the retained interests based on their relative fair value at the date of the monetization.

➢	Bowater’s retained interest consists principally of net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued to third parties) and a cash reserve account. Fair values of the retained interest are estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates.

➢	The cash reserve accounts are established at inception and are required to meet specified minimum levels throughout the life of the debt issued by the QSPEs to third party investors. Any excess cash flows revert to

Bowater on a quarterly or semi-annual basis. The cash reserve accounts revert to Bowater at the maturity date of the third party debt.

➢	Bowater may be required to make capital contributions to the QSPEs from time to time in sufficient amounts so that the QSPEs will be able to comply with their covenants regarding the payment of taxes, maintenance as entities in good standing, transaction fees, contractual indemnification of the collateral agent and certain other parties, and the maintenance of specified minimum amounts in the cash reserve account. Notwithstanding these covenants, because of the expected net available cash flow to the QSPEs (interest and principal on notes receivable backed by letters of credit will be in excess of interest and principal on debt securities), Bowater does not expect to be required to make additional capital contributions.

➢	Bowater currently guarantees approximately $9.1 million, representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of the QSPEs. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayment of $2.0 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009.

The following summarizes our transactions with QSPEs as of December 31, 2004 (in millions):

	Bowater's			Excess of
	Retained		Total	Assets over
Qualified Special Purpose Entity	Interest	Total Assets	Obligations	Obligations

Calhoun Note Holdings AT LLC	$6.0	$73.9	$64.2	$9.7
Calhoun Note Holdings TI LLC	8.9	74.5	61.7	12.8
Bowater Catawba Note Holdings I LLC	1.8	19.7	17.4	2.3
Bowater Catawba Note Holdings II LLC	8.8	98.0	86.9	11.1
Timber Note Holdings LLC	3.7	41.8	36.7	5.1
Bowater Saluda LLC	7.2	102.9	91.5	11.4

	$36.4	$410.8	$358.4	$52.4

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

We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. Under the exchange rates, hedging levels and operating conditions that existed at December 31, 2004, for every one-cent increase in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for 2004 would have been reduced by approximately $5.2 million.

We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. However, based on exchange rates, hedging levels and operating conditions projected for 2005, a one-cent increase in the Canadian dollar exchange rate will reduce our 2005 operating income, net of hedging by approximately $7.0 million.

Canadian Dollar Hedging Program

At December 31, 2004 we had approximately $123.0 million of unrealized gains recorded on our Canadian dollar hedging program compared to an approximately $172.4 million unrealized gains at December 31, 2003. These unrealized gains are classified as “Other assets” or, for the amounts expected to mature in the next 12 months, as a separate line item in current assets in our consolidated balance sheet. These unrealized hedging gains account for the majority of the change in these balance sheet classifications from December 31, 2003, to December 31, 2004. For a description of our hedging activities, see Note 13 to the Notes to Consolidated Financial Statements included in this Report on Form 10-K.

Environmental Items

We are subject to a variety of federal, state, provincial and local environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in substantial compliance with current applicable environmental laws and regulations.

In April 1998, the United States Environmental Protection Agency (“EPA”) promulgated new air and water quality regulations for the paper industry. These regulations, known as the “Cluster Rule,” are aimed at further reductions of certain environmental emissions. Projects necessary for the Calhoun, Tennessee, facility to comply with this rule by April 16, 2001, and the Coosa Pines mill by April 2002 have been completed. Prior to 2004, we spent approximately $170 million to replace the fiber line at the Catawba Operation. The new fiber line enables the mill to improve overall operating efficiencies, as well as comply with the Cluster Rule by meeting the more stringent parameters of Tier I of the EPA’s Voluntary Advanced Technology Incentive Program. The $80 million kraft recovery boiler at the Thunder Bay, Ontario, facility was completed in 2001. This project significantly decreased the level of air emissions from the mill. It also allowed the mill to discontinue the use of coal for steam production, thereby decreasing greenhouse gas emissions.

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

Bowater currently has recorded $20.7 million for environmental liabilities. The majority of these liabilities are recorded at undiscounted amounts and are included in pension, other postretirement benefits and other long-term liabilities on the Consolidated Balance Sheet. The $20.7 million represents our estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to us. Approximately $18.6 million of the $20.7 million relates to two previously owned Canadian mills for costs primarily associated with soil remediation, air compliance and landfill closure and one United States mill acquired in connection with the Alliance acquisition for costs primarily for soil testing and monitoring.

Bowater has been notified that it may be a “potentially responsible party” (“PRP”) with respect to four hazardous waste sites which are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA” or “Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The U.S. EPA, based on the remoteness of the site, listed it as “No Further Action Status” in September 2002. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. The fourth site is a drum recycling plant in South Carolina. We were one of numerous parties that shipped empty drums to the site. The U.S. EPA has remediated the site pursuant to Superfund at a cost of $6.2 million. We have agreed to pay less than $100,000 to settle this matter with the EPA. It is anticipated that the settlement will be finalized in the second quarter of 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005 and are currently evaluating the effect that the adoption of FASB 123R will have on our financial position and results of operation.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act (AJCA) introduces a special 9% tax deduction (when fully phased in) on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Bowater’s evaluation of the AJCA with respect to the additional deduction is still in process and it expects to complete the evaluation process by the end of the third quarter of 2005. The range of reasonably possible amounts of the additional deduction that are still being considered as a result of this provision cannot be reasonably determined as yet.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision in the third quarter of 2005.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in 2006. We have not yet evaluated the effect that the adoption of SFAS 151 will have on our financial position or results of operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our postretirement benefits include prescription drug benefits for Medicare eligible retirees. In March 2004, the FASB issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act) that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act.

Bowater adopted FSP 106-2 effective July 1, 2004 and applied the prospective transition method. As a result, a remeasurement of the plan’s assets and accumulated postretirement benefit obligation (APBO), including the effects of the subsidy was made. The remeasurement resulted in a reduction of our net periodic benefit cost for 2004 of $2.5 million. The $2.5 million reduction consisted of $0.3 million for the reduction of current period service costs, $1.3 million for the reduction of amortization of actuarial experience loss and $0.9 million for reduction in interest costs on our APBO. The remeasurement decreased the actuarial loss component of our APBO by approximately $36.9 million. The reduction to our net periodic benefit cost for 2005 for the prescription drug benefit under Medicare Part D is estimated to be approximately $4.4 million.

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

A paper coating facility (referred to as part of “Nuway”) located in Covington, Tennessee was constructed for Bowater in 2002. Construction of the facility was financed through a special purpose entity (“SPE”). Bowater has no ownership interest in the SPE. Bowater Nuway Inc., a wholly-owned subsidiary of Bowater, had entered into a lease commitment with the SPE, the lessor in the transaction, for this facility. The Covington, Tennessee facility commenced operations in March of 2002. Total costs incurred by the SPE for the construction of the Covington facility were approximately $52.3 million. The assets and debt associated with this facility were not consolidated in Bowater’s financial statements prior to July 1, 2003. The lease was classified as an operating lease and the payments expensed in accordance with SFAS No. 13, “Accounting for Leases.” The base lease term for the facility was scheduled to expire on April 30, 2006.

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

Foreign Exchange Risk

We have manufacturing operations in the United States, Canada and Korea and sales offices located throughout the world. As a result we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. As a result of our 2001 acquisition of Alliance and 1998 acquisition of Avenor, approximately 42% of our pulp and paper production capacity and a significant portion of our lumber production is in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See the information set forth under “Item 1 Business - Risks Related to Our Business – Currency fluctuations may adversely affect our results of operations” on page 10 and under “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations-Canadian-US Dollar Exchange Rate Fluctuation Effect on Earnings” on page 43 for further information on foreign exchange risks related to our operating costs. To reduce our exposure to differences in Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. We estimate the monthly forecasted Canadian dollar outflows on a rolling 24-month basis and, depending on the level of the Canadian dollar, hedge the first monthly Canadian dollar outflows of manufacturing costs up to 90% of such monthly forecasts in each of the first twelve months and up to 80% in the following twelve months of total forecasted Canadian dollar outflows. At December 31, 2004, we had $690.0 million of Canadian dollar contracts outstanding, however, due to the strong Canadian dollar we are not currently entering into new hedging agreements. Information regarding the carrying value and fair market value of the contracts is set forth in Note 13, “Financial Instruments”, of the Consolidated Financial Statements included in this Form 10-K.

Interest Rate Risk

We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain a mix of fixed rate and variable rate borrowings. At December 31, 2004 and 2003 we had $2,158.4 million and $2,172.3 million, respectively of fixed rate long-term debt and $356.5 million and $334.0 million, respectively of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate short and long-term debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our short and long-term variable bank debt at December 31, 2004 and 2003 of $356.5 million and $334.0 million, respectively, a 100 basis point increase in interest rates would have increased our annual interest expense in 2004 and 2003 by approximately $3.6 million and $3.3 million, respectively.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per-share amounts) Years ended December 31,	2004	2003	2002

Sales	$3,190.3	$2,721.1	$2,581.1
Cost of sales, excluding depreciation, amortization and cost of timber harvested	2,346.4	2,194.0	2,020.7
Depreciation, amortization and cost of timber harvested	335.2	339.0	340.5
Distribution costs	324.9	264.4	232.6
Selling and administrative expense	161.2	148.6	140.2
Impairment of assets	—	—	28.5
Net gain on sale of assets	6.9	124.0	85.7

Operating income (loss)	29.5	(100.9)	(95.7)
Other expense (income):
Interest income	(4.2)	(4.6)	(4.5)
Interest expense, net of capitalized interest	195.3	174.5	163.0
Other, net	(13.2)	10.1	(3.4)

Loss before income taxes, minority interests and cumulative effect of accounting changes	(148.4)	(280.9)	(250.8)
Provision for income tax benefit	(54.8)	(70.1)	(100.5)
Minority interests in net loss of subsidiaries	(6.5)	(10.3)	(7.9)

Loss before cumulative effect of accounting changes	(87.1)	(200.5)	(142.4)
Cumulative effect of accounting changes, net of taxes	—	(4.5)	—

Net loss	(87.1)	(205.0)	(142.4)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	5.3	12.8	1.2
Minimum pension liability adjustments	43.8	(21.7)	(99.1)
Unrealized gain (loss) on hedged transactions	(30.6)	111.9	9.4

Comprehensive loss	$(68.6)	$(102.0)	$(230.9)

Loss per share:
Basic loss per common share:
Loss before cumulative effect of accounting changes	$(1.52)	$(3.52)	$(2.50)

Cumulative effect of accounting changes, net of taxes	—	(0.08)	—

Net loss	$(1.52)	$(3.60)	$(2.50)

Average common shares outstanding	57.2	57.0	56.9

Diluted loss per common share:
Loss before cumulative effect of accounting changes	$(1.52)	$(3.52)	$(2.50)
Cumulative effect of accounting changes, net of taxes	—	(0.08)	—

Net loss	$(1.52)	$(3.60)	$(2.50)

Average common and common equivalent shares outstanding	57.2	57.0	56.9

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(In millions, except share amounts) At December 31,	2004	2003

Assets
Current Assets:
Cash and cash equivalents	$29.7	$19.4
Accounts receivable, net	377.0	360.9
Inventories	327.9	293.1
Unrealized gain on hedged transactions	100.2	126.7
Other current assets	67.9	42.9

Total current assets	902.7	843.0

Timber and timberlands	186.2	184.1
Fixed assets, net	3,301.1	3,557.3
Goodwill	828.2	828.2
Other assets	240.7	203.2

Total assets	$5,458.9	$5,615.8

Liabilities and shareholders’ equity
Current liabilities:
Current installments of long-term debt	$14.0	$13.4
Short-term bank debt	73.0	200.5
Accounts payable and accrued liabilities	458.4	434.1
Dividends payable	11.2	11.7

Total current liabilities	556.6	659.7

Long-term debt, net of current installments	2,427.9	2,292.4
Pension, other postretirement benefits and other long-term liabilities	495.2	535.3
Deferred income taxes	403.4	446.4
Minority interests in subsidiaries	68.5	69.3
Shareholders’ equity:
Common Stock, $1 par value. Authorized 100,000,000 shares; issued 67,438,584 and 67,047,804 shares at December 31, 2004 and 2003, respectively	67.4	67.0
Exchangeable Shares, no par value. Unlimited shares authorized; 1,466,358 and 1,641,312 outstanding at December 31, 2004 and 2003, respectively	69.7	78.2
Additional paid-in capital	1,618.3	1,602.6
Retained earnings	266.5	399.1
Unearned compensation	(0.1)	(1.0)
Accumulated other comprehensive loss	(28.6)	(47.1)
Treasury stock at cost, 11,608,385 and 11,611,203 shares at December 31, 2004 and 2003, respectively	(485.9)	(486.1)

Total shareholders’ equity	1,507.3	1,612.7

Total liabilities and shareholders’ equity	$5,458.9	$5,615.8

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS

						Accumulated
	Common	Exchangeable	Additional Paid	Retained	Unearned	Other Comprehensive	Treasury
(In millions, except share amounts)	Stock	Shares	In Capital	Earnings	Compensation	Income (Loss)	Stock

Balance at December 31, 2001	$66.3	$96.0	$1,569.9	$837.8	$—	$(61.6)	$(486.4)

Net loss	—	—	—	(142.4)	—	—	—
Retraction of Exchangeable Shares (359,816 shares of Common Stock issued and Exchangeable Shares retracted)	0.4	(17.4)	17.0	—	—	—	—
Cancellation of Exchangeable Shares (5,524)	—	(0.3)	0.3	—	—	—	—
Dividends on Common Stock ($0.80 per share)	—	—	—	(45.5)	—	—	—
Foreign currency translation	—	—	—	—	—	1.2	—
Stock options exercised (213,350 shares)	0.2	—	7.3	—	—	—	—
Tax benefit on exercise of stock options	—	—	1.5	—	—	—	—
Pension plan additional minimum liability, net of tax benefit of $55.4	—	—	—	—	—	(99.1)	—
Unrealized gain on hedged transactions, net of tax expense of $5.8	—	—	—	—	—	9.4	—
Stock option compensation	—	—	0.8	—	—	—	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (2,318 shares)	—	—	—	—	—	—	0.1

Balance at December 31, 2002	$66.9	$78.3	$1,596.8	$649.9	$—	$(150.1)	$(486.3)

Net loss	—	—	—	(205.0)	—	—	—
Retraction of Exchangeable Shares (1,936 shares of Common Stock issued and Exchangeable Shares retracted)	—	(0.1)	0.1	—	—	—	—
Dividends on Common Stock ($0.80 per share)	—	—	—	(45.8)	—	—	—
Foreign currency translation	—	—	—	—	—	12.8	—
Stock options exercised (67,200 shares)	0.1	—	1.6	—	—	—	—
Tax benefit on exercise of stock options	—	—	0.4	—	—	—	—
Pension plan additional minimum liability, net of tax benefit of $11.5	—	—	—	—	—	(21.7)	—
Unrealized gain on hedged transactions, net of tax expense of $68.5	—	—	—	—	—	111.9	—
Stock option compensation	—	—	0.4	—	—	—	—
Restricted stock grant (81,510 shares)	—	—	3.3	—	(3.3)	—	—
Amortization of unearned compensation on restricted stock	—	—	—	—	2.3	—	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (6,291 shares)	—	—	—	—	—	—	0.2

Balance at December 31, 2003	$67.0	$78.2	$1,602.6	$399.1	$(1.0)	$(47.1)	$(486.1)

Net loss	—	—	—	(87.1)	—	—	—
Retraction of Exchangeable Shares (174,954 shares of Common Stock issued and Exchangeable Shares retracted)	0.2	(8.5)	8.3	—	—	—	—
Dividends on Common Stock ($0.80 per share)	—	—	—	(45.5)	—	—	—
Foreign currency translation	—	—	—	—	—	5.3	—
Stock options exercised (223,600 shares)	0.2	—	6.4	—	—	—	—
Tax benefit on exercise of stock options	—	—	1.2	—	—	—	—
Reduction of pension plan additional minimum liability, net of tax expense of $22.7	—	—	—	—	—	43.8	—
Unrealized loss on hedged transactions, net of tax benefit of $18.8	—	—	—	—	—	(30.6)	—
Stock option compensation	—	—	0.1	—	—	—	—
Restricted stock cancellation (7,774 shares)	—	—	(0.3)	—	—	—	—
Amortization of unearned compensation on restricted stock	—	—	—	—	0.9	—	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (2,818 shares)	—	—	—	—	—	—	0.2

Balance at December 31, 2004	$67.4	$69.7	$1,618.3	$266.5	(0.1)	$(28.6)	$(485.9)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions) Years ended December 31,	2004	2003	2002

Cash flows from operating activities:
Net loss	$(87.1)	$(205.0)	$(142.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting changes, net of taxes	—	4.5	—
Amortization of unearned compensation on restricted stock	0.9	2.3	—
Depreciation, amortization and cost of timber harvested	335.2	339.0	340.5
Deferred income taxes	(50.5)	(103.4)	(30.6)
Minority interests in net loss of subsidiaries	(6.5)	(10.3)	(7.9)
Net gain on sale of assets	(6.9)	(124.0)	(85.7)
Impairment of assets	—	—	28.5
Changes in working capital:
Accounts receivable, net	(16.1)	(30.4)	36.4
Inventories	(34.8)	(35.9)	(6.7)
Income taxes receivable	(30.4)	75.6	(75.6)
Accounts payable and accrued liabilities	43.2	53.5	(58.3)
Income taxes payable	(20.4)	31.6	41.3
Other, net	(4.1)	22.8	1.7

Net cash provided by operating activities	122.5	20.3	41.2

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(84.1)	(216.3)	(238.7)
Dispositions of fixed assets, timber and timberlands	12.0	154.3	26.5
Proceeds from the monetization of notes receivable	—	—	88.1
Cash invested in marketable securities	—	—	(1.5)
Cash from maturity of marketable securities	—	—	3.2

Net cash used for investing activities	(72.1)	(62.0)	(122.4)

Cash flows from financing activities:
Cash dividends, including minority interests	(46.0)	(45.3)	(49.6)
Short-term financing	733.4	973.5	1,109.7
Short-term financing repayments	(866.1)	(1,022.1)	(1,202.3)
Long-term financing	245.9	394.0	295.4
Payments of long-term debt	(113.9)	(276.6)	(71.9)
Stock options exercised	6.6	1.7	7.5

Net cash from (used for) financing activities	(40.1)	25.2	88.8

Net increase (decrease) in cash and cash equivalents	10.3	(16.5)	7.6
Cash and cash equivalents:
Beginning of year	19.4	35.9	28.3

End of year	$29.7	$19.4	$35.9

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $0.1, $7.4, and $8.7	$197.4	$184.9	$176.4
Income taxes	$35.2	$12.0	$26.5

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

nature of operations:

Bowater Incorporated (“Bowater”) is engaged in the manufacture, sale and distribution of newsprint, uncoated specialty paper, coated groundwood paper, market pulp, lumber and timber. We operate facilities in the United States, Canada and South Korea and, as of December 31, 2004, our operations were supported by 1.3 million acres of timberlands owned or leased in the United States and Canada and 29.6 million acres of timber cutting rights on Crown-owned lands in Canada. We market and distribute our products throughout the world.

basis of presentation:

The accompanying Consolidated Financial Statements include the accounts of Bowater Incorporated and Subsidiaries (collectively “Bowater”). All consolidated subsidiaries are wholly-owned with the exception of the following:

			Related
	Bowater		Party
	Percent		Percent
Consolidated Subsidiary	Ownership	Related Party	Ownership
Bowater Maritimes Inc.	67%	Oji Paper Co., Ltd.	25%
		Mitsui & Co., Ltd.	8%
Calhoun Newsprint Company (“CNC”)	51%	Herald Company, Inc.	49%
Bowater Mersey Paper Company Ltd.	51%	Washington Post Company	49%

Bowater also has a 40% interest in and is the managing partner of an unconsolidated entity, Ponderay Newsprint Company. The balance of this partnership is held by subsidiaries of five newspaper publishers. Additionally, Bowater has a 30% interest in a Canadian sawmill. Both partnerships are accounted for using the equity method of accounting.

For purposes of financial reporting, all partners described above are considered related parties. All significant inter-company transactions and balances with consolidated subsidiaries have been eliminated.

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

inventories:

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead and is determined by using the average cost and last-in, first-out (“LIFO”) methods.

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

Effective January 1, 2002, Bowater adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides a single accounting model for long-lived assets to be disposed of. In accordance with SFAS No. 144, long-lived assets and intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets (herein defined as “long-lived asset”) may not be recoverable.

Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. Several of the key assumptions include periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation and projected capital spending. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value.

A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed.

goodwill:

Effective January 1, 2002, Bowater adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but are to be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142. The goodwill impairment test involves a comparison of the fair value of each of our reporting units as defined under SFAS No. 142, with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, then goodwill of the reporting unit is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting entity being measured exceeds their fair value. Fair value is determined with the assistance of an independent third party. In making our determination of fair value, we rely primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units and includes, among other estimates, periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation, capital spending and an assumption of our weighted average cost of capital. Changes in any of these estimates could have a material effect on the fair value of these assets in future measurement periods. See Note 3, “Goodwill” for a discussion of the annual goodwill impairment test.

transfers and servicing of financial assets and extinguishments of liabilities:

Bowater adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” in 2001, and accounts for transactions relating to the standard in accordance with its provisions.

Note Monetizations – Bowater monetized notes receivable using qualified special purpose entities (“QSPE”) set up in accordance with SFAS No. 140. The QSPE’s that have been established for note monetization purposes have not been consolidated within Bowater’s financial statements (see Note 5, “Net Gain on Sale of Assets”). Bowater records gains or losses on the monetization of the notes receivable, with the amount of the gain or loss determined based on the original carrying amount of the notes, allocated between the assets monetized and the retained interests in the QSPE based on its relative fair value at the date of the monetization. Bowater’s retained interest consists principally of the excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the securities issued by the QSPE to third parties) and a cash reserve account established at inception. Fair values of the retained interest are estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates. The retained interest is included in “Other assets” in the Consolidated Balance Sheet. Excess cash flows revert to Bowater on a quarterly or semi-annual basis. The cash reserve account reverts to Bowater at the maturity of the investor notes.

Accounts Receivable Securitization Arrangement – Bowater entered into an accounts receivable securitization arrangement in December 2002. This accounts receivable securitization arrangement is renewed annually. This accounts receivable securitization arrangement is accounted for as a secured borrowing in accordance with the requirements of SFAS No. 140. The securitization arrangement has been accounted for as on-balance sheet and therefore the accounts receivable and related borrowings are recorded on our Consolidated Balance Sheet. See Note 12, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements” for a discussion of the accounts receivable securitization arrangement.

Income taxes:

Income taxes are accounted for under the asset and liability method, as prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income and tax planning strategies.

Bowater has not provided for U.S. income taxes on the undistributed earnings of certain of its foreign subsidiaries, as it has specific plans for the reinvestment of such earnings. See Note 15, “Income Taxes”, for a discussion of the Company’s undistributed earnings of its foreign subsidiaries.

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

Off-balance sheet arrangements:

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and, if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. Bowater adopted the disclosure requirements of FIN 45 in 2002, while the recognition requirement is effective for guarantees issued or modified after December 31, 2002. The adoption of the recognition requirement had no impact on our 2004 or 2003 Consolidated Financial Statements. See Note 12, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements,” for details of our off-balance sheet debt guarantees.

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

In October 2003, the FASB issued FASB Staff Position FIN 46-6 which (i) deferred the implementation of FIN 46 for VIEs created before February 1, 2003, for periods ending after December 15, 2003, and (ii) permitted early adoption of FIN 46 before the end of the deferral period for some or all VIEs in which an entity holds an interest. Effective July 1, 2003, Bowater early adopted FIN 46 specific to the Covington paper coating facility (referred to as “Nuway”) which had been financed through a special purpose entity (“SPE”). This SPE was determined to be a VIE and required to be consolidated by Bowater in accordance with FIN 46. As such, and as more fully described in Note 12, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements,” in the third quarter of 2003, Bowater consolidated the assets and liabilities of the SPE and recorded a net charge of $2.4 million that is included in “Cumulative effect of accounting changes, net of taxes” in the 2003 Consolidated Statement of Operations.

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

stock-based compensation:

Bowater provides stock options and other stock-based compensation as more fully described in Note 19, “Stock-Based Compensation.” Bowater accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the underlying stock on the date of grant.

The following table represents the pro forma effect on net loss and loss per share if we had applied the fair value based method and recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

(In millions, except per-share amounts)	2004	2003	2002

Net loss as reported:	$(87.1)	$(205.0)	$(142.4)
Add: Stock-based compensation expense included in net loss	0.8	1.7	0.8
Deduct: Stock-based compensation expense determined under fair value based methods, net of related tax effects	(7.6)	(7.3)	(8.3)

Pro forma net loss	$(93.9)	$(210.6)	$(149.9)

Loss per share:
Basic, as reported	$(1.52)	$(3.60)	$(2.50)
Basic, pro forma	(1.64)	(3.70)	(2.63)

Diluted, as reported	(1.52)	(3.60)	(2.50)
Diluted, pro forma	(1.64)	(3.70)	(2.63)

The fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004		2003		2002

Assumptions:
Expected dividend yield	1.8%		2.0%		1.6%
Expected stock price volatility	30.6%		31.8%		30.3%
Risk-free interest rate	3.4%		3.4%		4.6%
Expected option lives	6.8	years	6.2	years	6.3	years

Weighted average fair value of each option	$13.88		$12.19		$16.50

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

In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003).” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement retains the disclosure requirements contained in the original SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003, thus, Bowater has included the required additional disclosures in Note 14, “Pension and Other Nonpension Postretirement Benefits.”

In March 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act) that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. Bowater adopted FSP 106-2 effective July 1, 2004 and has included the required disclosures in Note 14, “Pension and Other Nonpension Postretirement Benefits.”

In addition to the pension and postretirement plans, Bowater sponsors savings plans for substantially all employees. Our contributions to these defined contribution plans are expensed as incurred.

Certain of the above plans are covered under collective bargaining agreements.

comprehensive loss:

Comprehensive loss, net of taxes, consists of net loss, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gain on hedged transactions and is presented in the Consolidated Statement of Operations. The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet are as follows:

(In millions)	2004	2003

Pension plan additional minimum liabilities(1)	$(113.1)	$(156.9)
Foreign currency translation(2)	8.2	2.9
Unrealized gain on hedging transactions(3)	76.3	106.9

	$(28.6)	$(47.1)

(1)	Net of deferred tax benefit of $65.5 million and $88.2 million, in 2004 and 2003, respectively.

(2)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(3)	Net of deferred tax expense of $46.7 million and $65.5 million, in 2004 and 2003, respectively.

revenue recognition:

Approximately 90% of Bowater sales are for pulp and paper products. These products are primarily delivered by either truck or rail and revenue recognition is dependent on shipping terms. These products are primarily delivered to our customers directly from our mills and have the shipping terms free on board (“f.o.b.”) shipping point. For these sales, revenue is recorded when the product leaves the mill. With regard to these sales or any other sale of any Bowater product, the following criteria must be met before revenue is recorded: persuasive evidence of an arrangement exists; delivery has occurred; our price to the buyer is fixed and determinable; and collectibility is reasonably assured.

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

use of estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions (e.g. allowance for bad debts, inventory valuation, valuation allowances on deferred taxes, tax liabilities, impairment of assets, discount and return on assets rates and market valuations). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

reclassifications:

Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2004 presentation. These reclassifications had no impact on previously reported net loss or shareholders’ equity.

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

The pro forma effects of the application of SFAS No. 143 on net income (loss), basic earnings (loss) per common share, diluted earnings (loss) per common share and the asset retirement obligation liability, as if the statement had been adopted on January 1, 2002 (rather than January 1, 2003), are presented below. There is no proforma impact on 2004 results as SFAS No. 143 was in effect for the entire year.

(In millions, except per-share amounts)	2003	2002

Net loss	$(202.9)	$(143.0)
Basic loss per common share	(3.56)	(2.51)
Diluted loss per common share	(3.56)	(2.51)

(In millions)	2004	2003	2002

Asset retirement obligation liability:
Beginning of year	$4.6	$4.3	$4.0
Accretion expense	0.4	0.3	0.3
Payments	(0.4)	—	—
End of year	4.6	4.6	4.3

Note 3. Goodwill

In accordance with SFAS No. 142, Bowater completed its annual goodwill impairment tests in the fourth quarters of 2003 and 2004, none of which indicated impairment. However, in future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill that would require a non-cash charge to the Consolidated Statement of Operations and may have a material effect on the financial condition and operating results of the company.

As of December 31, 2004 and 2003, we had unamortized goodwill in the amount of $828.2 million and no intangible assets with indefinite useful lives. For impairment testing purposes, goodwill of $530.4 million and $297.8 million (including allocated corporate goodwill of $185.6 million and $107.8 million, respectively) is included in the Newsprint Division of which the majority relates to our Thunder Bay facility and the Canadian Forest Products Division reportable segments, respectively, and relates to five pulp and paper mills.

Note 4. Asset Impairment

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

Note 5. Net Gain on Sale of Assets

(In millions)	2004	2003	2002

Gain on sale of timberlands	$5.7	$122.7	$85.7
Gain on sale of fixed assets	1.2	1.3	—

Gain on sale of assets	$6.9	$124.0	$85.7

In 2004, we completed the sale of approximately 3,200 acres of timberland for cash consideration of $7.3 million, resulting in a pre-tax gain of $5.7 million. We also received cash proceeds of $4.7 million for other asset sales in 2004, resulting in pretax gains of $1.2 million.

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

➢	The notes receivable were monetized through a bankruptcy-remote limited liability company. The bankruptcy-remote entity is a qualified special purpose entity (QSPE) under SFAS No. 140 and is not consolidated in our financial statements.

➢	This QSPE has issued fixed rate senior secured notes totaling $89.2 million, which are secured by the notes receivable held by the QSPE. The value of these senior secured notes is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by a letter of credit issued by a third party financial institution.

➢	We retain an interest in the excess future cash flows of the QSPE (cash received from notes receivable versus cash paid out on the senior secured notes). We retained an interest in the QSPE valued at $7.1 million. The principal variable in determining the fair value of future expected excess cash flows of the retained interest is the discount rate, as it consists of a note with a low level of credit risk, contractually due in 15 years and not subject to prepayment. The discount rate used for the note is 6.91%.

➢	In 2002 we recorded a $3.9 million loss on the monetization of the notes receivable, which was based on the difference in the original carrying amount of the notes (allocated between the asset monetized and the retained interest) and the fair value at the date of the monetization.

Also in 2002, Bowater sold approximately 8,700 acres of other timberlands and recognized previously deferred revenue in connection with a fourth quarter 2001 sale of 147,000 acres for a total net pretax gain of $15.3 million.

Note 6. Other Expense (Income)

Other expense (income) includes non-operating items. The breakdown of the components of “Other, net” in the Consolidated Statement of Operations for the three years ended December 31, 2004, 2003, and 2002 is as follows:

(In millions)	2004	2003	2002

Foreign exchange (gain) loss	$(3.0)	$17.0	$(6.1)
(Income) loss from joint venture	(4.4)	(1.6)	3.3
Miscellaneous income	(5.8)	(5.3)	(0.6)

	$(13.2)	$10.1	$(3.4)

Note 7. Loss Per Share

Basic loss per common share is calculated assuming no dilution. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Because they are exchangeable for common stock, Exchangeable shares are treated as common stock for this purpose. The reconciliation between basic and diluted loss per common share for “Net loss” is as follows:

(In millions, except per-share amounts)	2004	2003	2002

Basic computation:
Net loss	$(87.1)	$(205.0)	$(142.4)

Basic loss available to common shareholders	$(87.1)	$(205.0)	$(142.4)

Basic weighted average shares outstanding	57.2	57.0	56.9

Basic loss per common share	$(1.52)	$(3.60)	$(2.50)

Diluted computation:
Basic loss available to common shareholders	$(87.1)	$(205.0)	$(142.4)
Effect of dilutive securities	—	—	—

Diluted loss available to common shareholders	$(87.1)	$(205.0)	$(142.4)

Basic weighted average shares outstanding	57.2	57.0	56.9
Effect of dilutive securities:
Options	—	—	—

Diluted weighted average shares outstanding	57.2	57.0	56.9

Diluted loss per common share	$(1.52)	$(3.60)	$(2.50)

The dilutive effect of options outstanding is computed using the treasury stock method. Options for approximately 4.6 million shares, 4.1 million shares and 3.5 million shares, outstanding at December 31, 2004, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive.

Note 8. Inventories

(In millions)	2004	2003

At lower of cost or market:
Raw materials	$87.9	$67.3
Work in process	23.1	19.0
Finished goods	112.7	107.0
Mill stores and other supplies	114.9	108.2

	338.6	301.5
Excess of current cost over LIFO inventory value	(10.7)	(8.4)

	$327.9	$293.1

Inventories valued using the LIFO method comprised 7.8% and 5.2% of total inventories at December 31, 2004 and 2003, respectively.

Note 9. Fixed Assets

	Range of Estimated
(In millions)	Useful Lives in Years	2004	2003

Land and land improvements	10-20	$50.4	$53.0
Buildings	20-40	383.0	377.2
Machinery and equipment	5-20	5,865.4	5,802.7
Leasehold improvements	10-20	2.0	1.3
Construction in progress		49.6	45.0

		6,350.4	6,279.2
Less accumulated depreciation and amortization		3,049.3	2,721.9

		$3,301.1	$3,557.3

Note 10. Accounts Payable and Accrued Liabilities

(In millions)	2004	2003

Trade accounts payable	$233.5	$202.2
Payroll, bonuses and severance	68.4	64.4
Accrued interest	30.1	29.2
Employee benefits	82.2	74.7
Taxes payable	15.6	34.1
Other	28.6	29.5

	$458.4	$434.1

Note 11. Severance Related Liabilities

Through December 31, 2003, Bowater reduced its salaried and hourly workforce at certain locations by approximately 600 people and recorded approximately $47.9 million for employee termination costs, including severance, medical, pension and other benefits. The 600 terminations were part of a multifaceted cost reduction initiative announced in the fourth quarter of 2002 and implemented through voluntary or involuntary workforce reductions. Included in the 2003 termination charges are pension related costs of $11.8 million for a pension and postretirement plan curtailment of approximately $5.3 million and other pension plan benefits of approximately $6.5 million related to accelerated pension years of service in connection with certain voluntary workforce reductions. In 2004, additional severance expense of $2.1 million was recorded related to these programs, of which $1.0 million related to pension plan benefits.

Termination costs are classified as either cost of sales (manufacturing personnel) or selling and administrative expense (administrative personnel) in our Consolidated Statement of Operations. The following table summarizes the activity of our workforce reductions, by reportable segment:

	Expensed in Year Ended December 31,			Cumulative
				Expense
(In millions)	2004	2003	2002	Incurred

Employee termination costs by segment:
Newsprint Division	$0.3	$24.2	$5.9	$30.4
Coated and Specialty Papers Division	0.8	6.4	5.5	12.7
Canadian Forest Products Division	1.0	2.8	—	3.8
Forest Products Division	—	1.1	0.4	1.5
Corporate/ Other	—	—	1.6	1.6

	2.1	34.5	13.4	50.0
Pension related charges	(1.0)	(11.8)	—	(12.8)

Severance, excluding pension	$1.1	$22.7	$13.4	$37.2

The tables below summarize the activity for the liabilities associated with the 2002 cost reduction initiative (excluding the pension related charges noted above). The remaining severance related accrual at December 31, 2004 of $0.6 million is expected to be paid in 2005, and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

	Balance at	Write-offs &	Increase
	beginning	Payments Against	(Decrease)	Balance at end of
(In millions)	of year	Reserve	Reserve	year

Year ended December 31, 2004	$9.0	$(9.5)	$1.1	$0.6

Year ended December 31, 2003	$12.9	$(26.6)	$22.7	$9.0

Year ended December 31, 2002	$—	$(0.5)	$13.4	$12.9

In the fourth quarter of 2004, Bowater recorded severance charges of approximately $8.7 million of employee termination costs including severance, medical, pension and other benefits, primarily from the voluntary termination of 35 employees related to the indefinite closure of the groundwood pulp mill at our Thunder Bay facility, and 11 additional employees related to retirements, and our streamlining of the Forest Products Division. These severance charges are classified as either cost of sales (manufacturing personnel) or selling and administrative expense (administrative personnel) in our Consolidated Statement of Operations. Approximately $3.2 million of the $8.7 million employee termination costs were pension related costs. The remaining severance related accrual of $5.5 million at December 31, 2004 is expected to be paid out in 2005 through 2007, and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.

The following table summarizes the fourth quarter severance charges by reportable segment:

(In millions)	4th Quarter

Newsprint Division	$3.7
Coated and Specialty Papers Division	1.3
Canadian Forest Products Division	0.2
Forest Products Division	1.7
Corporate/ Other	1.8

$8.7

Note 12. Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements

short-term debt:

Short-term bank debt - credit facilities:

					Weighted
					Average
		Amount Outstanding		Commitment	Interest
	Commitment	December 31,		Available(1)	Rate
(In millions)	2004	2004	2003	December 31, 2004

Revolving Credit Facility (2)	$435.0	$38.0	$38.4	$305.6	6.75%
364-day Accounts Receivable Securitization Arrangement (3)	200.0	35.0	161.2	132.3	2.37%
Uncommitted line of credit	—	—	0.9	—	—

	$635.0	$73.0	$200.5	$437.9

(1)	Commitments available at December 31, 2004. The commitment available under the 364-day Accounts Receivable Securitization Arrangement is based on qualified trade accounts receivable. The commitment available under the Revolving Credit Facility is subject to covenant restrictions listed below and is reduced by outstanding letters of credit of $91.4 million.

(2)	Borrowings under the revolving facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt.

(3)	The interest rate on the 364-day Accounts Receivable Securitization Arrangement is based on commercial paper issued by the lenders plus a margin.

On April 22, 2004, Bowater obtained a new three-year revolving credit facility due April 2007. The new facility provides $400 million of revolving credit in the United States and $35 million in Canada. This new facility replaced the previous $500 million three-year credit facility in the United States and the $100 million 364-day credit facility in Canada. Borrowings under the new facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt. The facility contains various covenants, including requirements to maintain a minimum consolidated net worth (generally defined as common shareholders’ equity, plus any outstanding preferred stock plus minimum pension liability amounts) of $1.5 billion, a maximum 62.5% ratio of total debt to total capital (defined as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts), and to maintain an annual minimum EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items, plus income taxes plus depreciation plus net interest expense) of $250.0 million measured quarterly, beginning March 31, 2005, through December 31, 2005, and $400.0 million at the end of each quarter thereafter. If Bowater generates net income, the minimum net worth requirement increases by half of Bowater’s consolidated net income for each fiscal quarter (excluding gains from cash flow hedges in place as of December 31, 2003). At December 31, 2004, our consolidated net worth was approximately $1,620.4 million and our ratio of total debt to total capital was 59.1%, both as calculated according to our credit facility’s guidelines.

Total debt as a percentage of total capitalization is the most directly comparable measure using GAAP. A reconciliation of the GAAP items to the calculation of total debt as a percentage of total capitalization, in accordance with our credit facilities, is as follows:

	December 31,
(in millions, except ratios)	2004	2003

Total debt	$2,514.9	$2,506.3
Less: Revaluation of debt	(77.4)	(85.7)

	$2,437.5	$2,420.6

Total Capitalization	$4,090.7	$4,188.3
Less: Revaluation of debt	(77.4)	(85.7)
Plus: Additional minimum pension liability	113.1	156.9

	$4,126.4	$4,259.5

Total debt as a percentage of total capitalization in accordance with credit facilities	59.1%	56.8%

Total debt as a percentage of total capitalization, in accordance with GAAP	61.5%	59.8%

In addition to the amounts outstanding under the revolving credit facility, there were outstanding letter of credit commitments totaling $91.4 million at December 31, 2004 (primarily for employee benefit programs, certain debt obligations and other purchase commitments), reducing availability under the revolving credit facility.

In December 2002, we entered into a 364-day $200 million accounts receivable securitization arrangement whereby we agree to sell a significant portion of our trade accounts receivable to a special purpose entity and pledge those receivables as security for outstanding borrowings. In December 2004, the accounts receivable securitization arrangement was extended to December 2005. The securitization arrangement is accounted for as a secured borrowing in accordance with the requirements of SFAS No. 140. The securitization arrangement has been accounted for as on-balance sheet and therefore the accounts receivable and related borrowings are recorded on our Consolidated Balance Sheet. The special purpose entity that purchases the trade accounts receivable, Bowater Funding Inc., is a wholly owned consolidated subsidiary of Bowater. Some of our accounts receivable are required to be pledged as security for the outstanding borrowings even though the receivables may not qualify as borrowings. The amount that Bowater Funding Inc. can borrow at any time depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin.

long-term debt:

     Long-term debt, net of current installments:

(In millions)	2004	2003

Unsecured:
Three-year Term Loan due 2005 with interest at floating rates (3.19% at December 31, 2003)	$—	$100.0
7.95% Notes due 2011, net of unamortized original discount of $1.3 in 2004 and $1.5 in 2003	598.7	598.5
6.5% Notes due 2013, net of unamortized original discount of $1.3 in 2004 and $1.5 in 2003	398.7	398.5
Notes due 2010 with interest at floating rates (5.49% at December 31, 2004)	250.0	—
9.00% Debentures due 2009	250.0	250.0
9.38% Debentures due 2021, net of unamortized original discount of $0.8 in 2004 and $0.9 in 2003	199.2	199.1
9.50% Debentures due in 2012, net of unamortized original discount of $0.2 in 2004 and 2003	124.8	124.8
10.63% Notes due 2010	116.5	119.2
10.85% Debentures due 2014	129.9	124.0
10.50% Notes due at various dates from 2005 to 2010	65.2	77.5
10.60% Notes due 2011	84.6	86.4
7.75% recycling facilities revenue bonds due 2022	62.0	62.0
7.40% recycling facilities revenue bonds due 2022	39.5	39.5
Industrial revenue bonds due 2029 with interest at floating rates	33.5	33.5
7.62% recycling facilities revenue bonds due 2016	30.0	30.0
10.26% Notes due at various dates from 2005 to 2011	16.6	19.2
Pollution control revenue bonds due at various dates from 2005 to 2010 with interest at varying rates from 7.40% to 7.63%	12.7	13.4
Non-interest bearing loan with Government of Quebec	9.8	10.2
6.5% UDAG loan agreement due at various dates from 2005 to 2010	6.1	6.5
Other Notes	0.1	0.1

	$2,427.9	$2,292.4

Long-term debt maturities for the next five years are as follows:

		Amount
Year	Balance Sheet Classification	(In millions)

2005	Current installments of long-term debt	$14.0
2006	Long-term debt, net of current installments	20.5
2007	Long-term debt, net of current installments	13.6
2008	Long-term debt, net of current installments	23.5
2009	Long-term debt, net of current installments	263.7

Total debt includes $77.4 million at December 31, 2004 and $85.7 million at December 31, 2003, due to the revaluation of the debt balances acquired with the purchase of the Grenada Operations paper mill in August 2000, and the acquisition of Avenor Inc. in July 1998.

On March 17, 2004, Bowater sold, in a registered offering, $250 million of notes due March 15, 2010. Interest on the notes accrue at a rate based on LIBOR plus 3% and is payable quarterly. On or after March 15, 2006, Bowater may redeem all or a portion of the notes at any time. The redemption price will be 102% of the principal amount if redeemed from March 15, 2006 to March 14, 2007; 101% if redeemed from March 15, 2007 to March 14, 2008; and 100% if redeemed on or after March 15, 2008. We received net proceeds from the sale of the notes of $246.2 million, which were net of underwriting fees of $3.8 million. These fees are being amortized over the life of the notes. The proceeds were used to pay amounts outstanding under the short-term bank debt credit facilities ($146.2 million) and the associated term loan ($100.0 million).

On June 19, 2003, we sold, in a private placement, with registration rights, $400 million notes due 2013. Interest on the notes accrues at the annual rate of 6.5% and is payable on June 15 and December 15 of each year. We received net proceeds from the sale of the notes of approximately $392.8 million, which were net of the discount of $1.6 million and financing fees of $5.6 million. The discount and financing fees are being amortized over the life of the notes. The proceeds were used to pay amounts outstanding under short-term bank debt-credit facilities ($241.0 million) and a portion of the three-year term loan ($140.0 million). In August 2003, we used the $11.8 million balance of the net proceeds, plus new borrowings under our accounts receivable securitization program, to pay off the debt ($51.8 million) related to the Nuway facility (see below). In November 2003, Bowater completed a registered offering to exchange the notes issued in the private placement for new, freely-tradeable notes with substantially identical terms.

In October 2004, Moody’s downgraded Bowater’s credit rating to Ba3 with a negative outlook. In December 2004, S&P announced that Bowater’s credit rating would remain at BB with a stable outlook. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on Bowater’s highest credit rating. Any reduction in the highest rating will increase our cost of borrowing. In addition to higher interest rates, although further downgrades would have no material impact on availability under our present debt and credit agreements, it could impact our access to and cost of capital and financial flexibility in the future.

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

The pro forma effects of the application of FIN 46, as if the statement had been adopted at the time the Nuway facility commenced operations (March of 2002 rather than July 1, 2003) are presented below. There was no pro forma effect on 2004.

	Year Ended December 31,
(In millions, except per-share amounts)	2003	2002

Net loss	$(203.6)	(144.0)
Basic loss per common share	(3.57)	(2.53)
Diluted loss per common share	(3.57)	(2.53)

Off-Balance Sheet Debt Guarantees:

Bowater has off-balance sheet debt guarantees of approximately $37.7 million at December 31, 2004, with $28.6 million related to Ponderay Newsprint Company and $9.1 million related to Timber Note Holdings LLC, one of our QSPEs.

Bowater has a 40% interest in Ponderay Newsprint Company, an unconsolidated partnership. Ponderay has a credit facility which is comprised of a term loan and a revolving credit facility. The term loan balance at December 31, 2004 was $71.5 million and is guaranteed by the partners of Ponderay. Bowater guarantees 40% or $28.6 million of this term loan. The revolving credit facility has commitments from the lender for $25 million. This revolving credit facility is not guaranteed by the partners. At December 31, 2004 there is a $10 million letter of credit reducing this commitment. There are no other drawings on this facility. Ponderay’s outstanding balance on the term loan is reduced annually by its excess cash flows as defined in the credit facility and, although the final balance is due at maturity on April 12, 2006, we believe that Ponderay intends to renew this facility. The term loan cannot be increased once paid down, therefore, Bowater’s guarantee is reduced as the outstanding balance is reduced. Bowater would be required to perform on the guarantee if Ponderay were to default on its credit facility and Ponderay’s assets, which collateralize the debt, were insufficient to pay off the credit facility. Ponderay was in compliance with all its debt covenants as of December 31, 2004. Ponderay’s total assets and liabilities at December 31, 2004 were approximately $164 million and $88 million (which includes the above mentioned debt), respectively.

In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs. Bowater currently guarantees approximately $9.1 million of the investor notes principal balance. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $42 million and obligations of approximately $37 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable.

The following summarizes our retained interest with QSPEs as of December 31, 2004 and 2003 (in millions):

(In millions)	2004	2003

Calhoun Note Holdings AT LLC	$6.0	$5.7
Calhoun Note Holdings TI LLC	8.9	8.5
Bowater Catawba Note Holdings I LLC	1.8	1.7
Bowater Catawba Note Holdings II LLC	8.8	8.7
Timber Note Holdings LLC	3.7	3.3
Bowater Saluda LLC	7.2	6.8

	$36.4	$34.7

Note 13. Financial Instruments

Bowater utilizes certain derivative instruments to enhance its ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those exposures. We do not enter into contracts for speculative purposes; however, we do, from time to time enter into commodity and currency option contracts that are not accounted for as accounting hedges. On the date in which the derivative contract is entered we designate the derivative as a cash flow hedge.

We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to U.S. and Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows at the Canadian mill operations.

The components of the net gain (loss) related to cash flow hedges and included in “Accumulated other comprehensive income (loss)” for the years ended December 31, 2004, 2003, and 2002 are as follows:

(In millions)	2004	2003	2002

Gain (loss) resulting from reclassification of (gains) losses from Accumulated other comprehensive income (loss)	$(131.0)	$(52.4)	$11.3
Unrealized gain (loss) for change in value of cash flow hedges	81.6	232.8	3.9

	(49.4)	180.4	15.2
Income tax (expense) benefit	18.8	(68.5)	(5.8)

Net gain (loss)	$(30.6)	$111.9	$9.4

We expect to reclassify a gain of $100.2 million ($62.1 million, after taxes) from “Accumulated other comprehensive income (loss)” to earnings during the next twelve months as the hedged items affect earnings.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. The maximum time period we have hedged transactions is two years. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Our estimate of the ineffective portion of the hedge was not material for the periods presented. When it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively.

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

					Weighted
		Net Asset (Liability)		Range Of	Average
	Notional		Fair	U.S.$/CDN$	U.S.$/CDN$
	Amount of	Carrying	Market	Exchange	Exchange
December 31, 2004 (in millions)	Derivatives	Amount	Value	Rate	Rate
Foreign Currency Exchange Agreements Buy Currency:
Canadian dollar
Due in 2005	$507.0	$100.2	$100.2	.7489-.6316	.6943
Due in 2006	183.0	22.8	22.8	.7609-.7124	.7384

	$690.0	$123.0	$123.0

Long-term debt		$(2,441.9)	$(2,564.1)

					Weighted
				Range Of	Average
	Notional	Net Asset (Liability)		U.S.$/CDN$	U.S.$/CDN$
	Amount of	Carrying	Fair	Exchange	Exchange
December 31, 2003 (in millions)	Derivatives	Amount	Market Value	Rates	Rates
Foreign Currency Exchange Agreements Buy Currency:
Canadian dollar
Due in 2004	$572.5	$126.7	$126.7	.6476-.6124	.6247
Due in 2005	507.0	45.7	45.7	.7489-.6316	.6943

	$1,079.5	$172.4	$172.4

Long-term debt		$(2,305.8)	$(2,426.5)

In October 2001, in connection with the forecasted issuance of the $600 million notes issued in a November 2001 private placement, Bowater entered into a treasury lock derivative designated as a cash flow hedge. The treasury lock derivative was entered into in order to hedge the exposure to the variability in cash flows for the future semi-annual interest payments related to the interest rate risk during the period from October 2001 until the date of the private placement. The treasury lock was settled on November 6, 2001 for $8.5 million. The settlement amount from 2001 has been deferred (included in “Other assets” on the Consolidated Balance Sheet) and is being amortized to interest expense over the life of the notes. Interest expense of $0.9 million was recorded for 2004, 2003 and 2002, respectively, in the Consolidated Statement of Operations.

In order to reduce our exposure to exchange rate fluctuations on our Canadian dollar denominated long-term debt, we enter into Canadian dollar forward contracts with notional amounts of approximately $100 million. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly and gains or losses are included in “Other, net” in our Consolidated Statement of Operations. At December 31, 2004, our outstanding Canadian dollar forward contracts had notional amounts of $100 million due on March 30, 2005. The fair value of the Canadian dollar forward contracts outstanding at December 31, 2004 was $0.1 million liability. At December 31, 2003, our outstanding Canadian dollar forward contracts had notional amounts of $100 million due on March 28, 2004. The fair value of the Canadian dollar forward contracts outstanding at December 31, 2003 was $0.1 million liability. We recorded gains of approximately $8.9 million for 2004, $21.6 million for 2003 and $2.2 million for 2002 in the Consolidated Statement of Operations as a result of these economic hedge contracts.

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

	Pension Plans		Other Postretirement Plans
(In millions)	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$1,814.8	$1,491.6	$301.3	$219.0
Service cost	36.3	31.8	4.4	4.0
Interest cost	107.8	102.1	16.8	14.4
Amendments	9.6	2.2	9.8	4.6
Actuarial (gain) loss	3.4	104.0	(23.9)	58.2
Participant contributions	8.8	8.4	2.0	1.7
Curtailment (gain) loss	—	2.3	—	2.6
Settlement (gain) loss	—	(11.2)	—	—
Special termination benefits	4.0	6.1	—	—
Benefits paid	(109.6)	(99.9)	(16.1)	(13.6)
Effect of foreign currency exchange rate changes	93.3	177.4	5.8	10.4

Benefit obligation at end of year	$1,968.4	$1,814.8	$300.1	$301.3

Change in Plan assets:
Fair value of Plan assets at beginning of year	$1,281.4	$1,024.4	$—	$—
Actual return on Plan assets	160.0	170.0	—	—
Employer contributions	52.8	56.2	14.1	11.9
Participant contributions	8.8	8.4	2.0	1.7
Settlements	—	(10.9)	—	—
Benefits paid	(109.6)	(99.9)	(16.1)	(13.6)
Effect of foreign currency exchange rate changes	75.1	133.2	—	—

Fair value of Plan assets at end of year	$1,468.5	$1,281.4	$—	$—

Reconciliation of funded status:
Funded status excess (deficiency)	$(499.9)	$(533.4)	$(300.1)	$(301.3)
Unrecognized actuarial (gain) loss	417.2	447.2	154.5	185.9
Unrecognized transition amount	—	—	0.5	0.5
Unrecognized prior service cost	17.6	9.6	(23.3)	(39.4)

Net liability recognized	$(65.1)	$(76.6)	$(168.4)	$(154.3)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$53.5	$5.8	$—	$—
Accrued benefit liability	(309.5)	(339.8)	(168.4)	(154.3)
Intangible asset	11.6	9.5	—	—
Accumulated other comprehensive loss	179.3	247.9	—	—

Net liability recognized	$(65.1)	$(76.6)	$(168.4)	$(154.3)

The components of our net periodic benefit cost consist of:

	Pension Plans			Other Postretirement Plans
(In millions)	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost:
Service cost	$36.3	$31.8	$28.0	$4.4	$4.0	$2.9
Interest cost	107.8	102.1	94.2	16.8	14.4	12.9
Expected return on Plan assets	(107.0)	(103.9)	(108.6)	—	—	—
Amortization of transition amount	—	(0.6)	(0.5)	—	—	—
Amortization of prior service cost	2.0	0.9	0.6	(6.2)	(6.5)	0.6
Recognized net actuarial loss	10.5	4.5	5.9	9.3	7.9	2.8
Curtailment, settlement, and special termination benefits	4.0	11.4	—	—	2.6	—

Net periodic benefit cost	$53.6	$46.2	$19.6	$24.3	$22.4	$19.2

The following weighted average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic benefit cost for the year:

	Pension Plans		Other Postretirement Plans
	2004	2003	2004	2003

Projected benefit obligation:
Discount rate	6.0%	6.0%	6.0%	6.0%
Rate of compensation increase	3.9%	3.9%	3.9%	3.9%
Net periodic benefit cost:
Discount rate	6.0%	6.5%	6.0%	6.5%
Expected return on assets	7.8%	8.0%	—	—
Rate of compensation increase	3.9%	3.9%	3.9%	3.9%

The assumed health care cost trend rates used to determine the projected benefit obligation for the Postretirement Plans as of December 31, 2004 and 2003 are as follows:

	2004	2003

Health care cost trend rate assumed for next year (pre-65 year old)	10.8%	9.8%
Health care cost trend rate assumed for next year (post-65 year old)	11.2%	11.5%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	4.7%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2014

Variations in this health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have the following effects:

	1% Increase		1% Decrease
(In millions)	$	%	$	%

Accumulated postretirement benefit costs	$34.8	12%	$(28.6)	(10%)
Service and interest costs	2.9	14%	(2.5)	(12%)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our postretirement benefits include prescription drug benefits for Medicare-eligible retirees. In March 2004, the FASB issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act) that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. Bowater adopted FSP 106-2 effective July 1, 2004 and applied the prospective transition method. As a result, a remeasurement of the plan’s assets and accumulated postretirement benefit obligation (APBO), including the effects of the subsidy was made. The remeasurement resulted in a reduction of our net periodic benefit cost for 2004 of $2.5 million. The $2.5 million reduction consisted of $0.3 million for the reduction of current period service costs, $1.3 million for the reduction of amortization of actuarial experience loss and $0.9 million for reduction in interest costs on our APBO. The remeasurement decreased the actuarial loss component of our APBO by approximately $36.9 million.

The sum of the projected benefit obligations and the sum of the fair value of Plan assets for pension Plans with projected benefit obligations in excess of plan assets were $1,946.9 million and $1,446.5 million, respectively, as of December 31, 2004, and were $1,814.8 million and $1,281.4 million, respectively, as of December 31, 2003. The sum of the accumulated benefit obligations and the sum of the fair value of Plan assets for pension Plans with accumulated benefit obligations in excess of Plan assets were $1,335.8 million and $1,011.6 million, respectively, as of December 31, 2004, and were $1,603.4 million and $1,261.6 million, respectively, as of December 31, 2003. The total accumulated benefit obligation for all pension plans was $1,783.0 million and $1,623.2 million at December 31, 2004 and 2003, respectively.

The provisions of SFAS No. 87, “Employees’ Accounting for Pensions,” required Bowater to record an additional minimum liability of $190.9 million and $257.4 million at December 31, 2004 and 2003, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of Plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $11.6 million and $9.5 million at December 31, 2004 and 2003, respectively, are included on the line titled “Other assets” in the Consolidated Balance Sheet. The remaining amounts of $113.1 million and $156.9 million, net of minority interest and related tax benefits, are recorded as a component of shareholders’ equity on the line titled “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet at December 31, 2004 and 2003, respectively.

To develop the expected long-term rate of return on assets assumption, the company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.8% long-term rate of return on assets assumption.

The percentage of fair value of total plan assets held by our pension plans as of the measurement date were as follows:

	Weighted Average
Asset Category	Target Allocation	2004	2003

Equity securities	64%	64%	63%
Debt securities	34	34	34
Real estate	2	2	3

	100%	100%	100%

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

During 2005, Bowater expects to contribute approximately $77.6 million to its pension plans and approximately $17.3 million to its postretirement plans.

The following benefit payments are expected to be paid from the Plans’ net assets. The other postretirement plans’ projected benefit payments have been reduced by expected Medicare subsidy receipts associated with the Act.

		Other	Expected
	Pension	Postretirement	Subsidy
(In millions)	Plans	Plans(1)	Receipts

2005	$107.2	$17.3	—
2006	122.9	17.2	1.1
2007	113.3	17.8	1.3
2008	117.8	18.3	1.4
2009	123.7	18.8	1.6
Years 2010 - 2014	684.2	99.5	10.6

(1)	Shown net of expected Medicare subsidy receipts

In addition to the previously described pension and non-pension postretirement Plans, we also sponsor defined contribution Plans within the United States and for certain sites outside of the United States. Employees are allowed to contribute to the Plans, and we make matching contributions up to 7.2% of an individual employee’s annual compensation. Our expense for the defined contribution Plans totaled $6.5 million in 2004, $3.6 million in 2003, and $5.6 million in 2002.

Note 15. Income Taxes

The components of “Income (loss) before income taxes, minority interest, and cumulative effect of accounting changes” consist of the following for the years ended December 31, 2004, 2003, and 2002:

(In millions)	2004	2003	2002

United States	$50.3	$4.7	$(158.8)
Foreign	(198.7)	(285.6)	(92.0)

Loss before income taxes, minority interests, and cumulative effect of accounting changes	$(148.4)	$(280.9)	$(250.8)

The provision for income tax expense (benefit) consists of:

(In millions)	2004	2003	2002

Federal:
Current	$(16.5)	$18.7	$(66.6)
Deferred	20.9	(29.1)	(1.7)

	4.4	(10.4)	(68.3)

State:
Current	0.8	1.5	0.4
Deferred	—	(2.9)	(6.6)

	0.8	(1.4)	(6.2)

Foreign:
Current	11.4	13.1	(3.7)
Deferred	(71.4)	(71.4)	(22.3)

	(60.0)	(58.3)	(26.0)

Total:
Current	(4.3)	33.3	(69.9)
Deferred	(50.5)	(103.4)	(30.6)

	$(54.8)	$(70.1)	$(100.5)

The components of deferred income taxes at December 31, 2004 and 2003, in the accompanying Consolidated Balance Sheet are as follows:

(In millions)	2004	2003

Timber and timberlands	$(52.3)	$(45.1)
Fixed assets, net	(632.0)	(640.7)
Deferred gains	(116.3)	(114.8)
Other assets	(22.3)	(24.5)

Deferred tax liabilities	(822.9)	(825.1)

Current assets (1)	6.6	5.8
Current liabilities (1)	7.5	14.1
Employee benefits and other long-term liabilities	141.8	179.8
United States tax credit carryforwards	104.1	104.8
Canadian investment tax credit carryforwards	48.1	38.1
Ordinary loss carryforwards	163.4	86.5
Valuation allowance	(37.9)	(30.5)

Deferred tax assets	433.6	398.6

Net deferred tax liability	$(389.3)	$(426.5)

(1)	Included in “Other current assets” in the accompanying Consolidated Balance Sheet.

The increase in the valuation allowance during 2004, of $7.4 million was due primarily to the establishment of an allowance for certain investment tax credits in Canada.

Significant strengthening of the Canadian dollar in 2004 resulted in significant unrealized statutory foreign currency exchange gains on which the Company provided a deferred tax expense for Canadian statutory taxes. On a consolidated basis, the unrealized statutory foreign currency exchange gains are substantially offset by certain foreign currency exchange losses on which the Company receives no U.S. tax benefit.

During 2004 a statute of limitations expired for pre 2001 tax years. Income tax reserves of $6.8 million associated with the pre-2001 Canadian tax years were eliminated, resulting in a decrease to income tax expense in 2004.

The following is a reconciliation of the United States federal statutory and effective tax rates as a percentage of income (loss) before income taxes, minority interests, and cumulative effect of accounting changes:

	2004	2003	2002

United States federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(0.6)	(0.1)	1.1
Foreign taxes	9.4	3.3	3.9
Canadian investment tax credits	2.5	3.0	1.3
Foreign exchange	(9.8)	(16.7)	(1.9)
Other, net	0.4	0.4	0.7

Effective income tax rate	36.9%	24.9%	40.1%

At December 31, 2004, we had United States federal and state net operating loss carryforwards of $57.2 million and $584.7 million, respectively, and Canadian federal and provincial net operating loss carryforwards of $288.4 million and $578.8 million, respectively. In addition, $48.1 million of Canadian investment tax credit carryforwards and $104.1 million of United States tax credit carryforwards were available to reduce future income taxes. The United States federal and state loss carryforwards expire at various dates up to 2024. The Canadian noncapital loss and investment tax credit carryforwards expire at various dates between 2005 and 2014. Of the United States tax credit carryforwards, $97.1 million consists of alternative minimum tax credits that have no expiration. We believe that deferred tax assets, net of the existing valuation allowance of $37.9 million at December 31, 2004, will be ultimately realized.

The American Jobs Creation Act of 2004 (the “AJCA”) introduced a special one-time dividend-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision) provided certain criteria are met. As of December 31, 2004, Bowater has approximately $266.4 million of foreign earnings subject to the repatriation provision. Bowater’s evaluation of the AJCA with respect to the repatriation provision is still in process and it expects to complete the evaluation process by the end of the third quarter of 2005. The range of reasonably possible amounts of unremitted earnings that are still being considered for repatriation as a result of the repatriation provision and the related tax effects of such repatriation cannot be reasonably estimated as yet.

Notwithstanding the AJCA, at December 31, 2004, the unremitted earnings subject to the repatriation provision were deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

In the normal course of business, we are subject to audits from the Federal, state, Canadian provincial and other tax authorities regarding various tax liabilities. The Canadian taxing authorities are auditing years 1999 through 2001 for our Canadian entities. The Internal Revenue Service (IRS) has closed audits of our U.S. federal income tax returns through fiscal year 1997. There were no material adjustments to the company’s tax liabilities arising from the closed IRS audits. The IRS chose not to audit our calendar years 1998 and 1999 tax returns; however, the IRS may adjust our reported tax liabilities for these years to the extent of refunds generated by operating loss carrybacks from subsequent tax years. The IRS audits of our federal income tax returns for years 2000 through 2002 is currently in progress.

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

Note 16. Dividends to Minority Interest Shareholder

The Board of Directors of CNC declared dividends of $9.2 million in 2002. As a result, $4.5 million was paid in 2002 to the minority shareholder. No CNC dividends were declared or paid in 2004 or 2003.

Note 17. Commitments and Contingencies

Legal Items

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

a.	In late 2001, Bowater, several other paper companies, and 120 other companies were named as defendants in asbestos personal injury actions based on product liability claims. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury.

These suits have been filed by approximately 1,238 claimants who sought monetary damages in civil actions pending in state courts in Georgia, Illinois, Mississippi, Missouri, New York and Texas. Approximately 982 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 256 claims remain. Insurers are defending these claims and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, based upon the advice of special counsel, at this time we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.

b.	On December 28, 2001, we filed a lawsuit against the Tennessee Valley Authority (TVA) alleging that TVA overcharged us for electricity it supplied to our Calhoun, Tennessee and Grenada, Mississippi facilities. TVA has agreed to amend the agreements by which it supplies electricity to these facilities. On March 8, 2005, we voluntarily dismissed our lawsuit.

Lumber Duties

The U.S. Department of Commerce (DOC) imposed antidumping duties (ADD) of 8.43% on all of Bowater’s Canadian softwood lumber imports and countervailing duties (CVD) of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. The duties became effective for lumber shipments beginning May 22, 2002. Bowater accrued lumber duties based upon the DOC’s preliminarily imposed effective dates of August 16, 2001, for countervailing duties and November 6, 2001, for antidumping duties. Since May 22, 2002 Bowater has been posting cash deposits to cover the duties. On December 20, 2004 the CVD rate was adjusted to 17.18% and the ADD rate was adjusted to 4.03% for the period of May 22, 2002 to April 30, 2003 pursuant to a review by the DOC. Bowater began to accrue on this new published rate and will continue to accrue and pay duties based on rates established by the DOC until new rates are published. The CVD rate was amended to 16.37% on February 24, 2005 and the ADD rate was amended to 3.78% on January 24, 2005.

The Canadian government has appealed the duties to the World Trade Organization (WTO) and under the terms of the North American Free Trade Agreement (NAFTA) and requested that the duties be refunded. The final amount of CVD and ADD that may be assessed on Canadian softwood lumber imports into the U.S. will depend upon negotiations among the governments involved in the dispute or upon determinations made by the NAFTA, WTO or other adjudicatory panels to which the duties may be appealed. Until the dispute about the duties is resolved, we will continue to pay the duties as required by the DOC. To date, we have paid CV and AD duties of approximately $70.6 million. Should these duty rates be eliminated or decreased, a portion or all of the $70.6 million could be reversed into operating income in future periods.

Letters of Credit

There were outstanding letter of credit commitments totaling $91.4 million at December 31, 2004 (primarily for employee benefit programs, certain debt obligations and other purchase commitments), reducing availability under the revolving credit facility.

Employees

As of December 31, 2004, Bowater employed 8,100 people, of whom 5,800 were represented by bargaining units. Labor agreements covering approximately 2,200 employees at five of our six Canadian paper mills expired on April 30, 2004 and are currently under negotiation. Approximately 500 other employees are covered by bargaining unit contracts that will expire in 2005.

Environmental Matters

a.	Bowater may be a “potentially responsible party” with respect to three hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. We believe we will not be liable for any significant amounts at any of these sites.

b.	Bowater was one of numerous parties that shipped empty drums to a drum recycling plant in South Carolina. The U.S. EPA has remediated the site pursuant to Superfund at a cost of $6.2 million. We have agreed to pay less than $100,000 to settle this matter with the EPA. It is anticipated that the settlement will be finalized in the second quarter of 2005.

c.	Bowater currently has recorded $20.7 million for environmental liabilities. Approximately $18.6 million of this $20.7 million relates to environmental reserves established in connection with prior acquisitions. The majority of these liabilities are recorded at undiscounted amounts and are included in pension, other postretirement benefits and other long-term liabilities on the Consolidated Balance Sheet. The $20.7 million represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management. Approximately $18.1 million of the $20.7 million relates to two previously owned Canadian mills for costs primarily associated with soil remediation, air compliance and landfill closure and one United States mill for costs primarily for soil testing and monitoring acquired in connection with the Alliance acquisition.

The following tables summarize the activity for the liabilities associated with environmental costs related to prior acquisitions:

	Balance at		Write-offs &	Increase
	beginning	Reclassification	Payments	(Decrease)	Foreign	Balance at
(In millions)	of year	Adjustments	Against Reserve	Reserve	Exchange	end of year

Year ended December 31, 2004	$17.8	$—	$(1.2)	$0.8	$1.2	$18.6

Year ended December 31, 2003	$16.0	$0.2	$(1.1)	$—	$2.7	$17.8

Year ended December 31, 2002	$13.2	$—	$(0.3)	$2.9	$0.2	$16.0

Note 18. Cumulative and Redeemable Preferred Stock

Bowater is authorized to issue 10.0 million shares of serial preferred stock, $1 par value. As of December 31, 2004, no preferred shares were issued or outstanding.

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

All options granted through December 31, 2002, were exercisable at December 31, 2004. Options granted in 2004 and 2003 generally become exercisable over a period of two years. Unless terminated earlier in accordance with their terms, all options expire 10 years from the date of grant. The plans provide that any outstanding options will become immediately exercisable upon a change in control of Bowater. In such event, grantees of options have the right to require us to purchase such options for cash in lieu of the issuance of Common Stock. We received $6.6 million in 2004, $1.7 million in 2003 and $7.5 million in 2002 from the exercise of stock options. The exercise of stock options also generated tax benefits for us of $1.2 million in 2004, $0.4 million in 2003 and $1.5 million in 2002.

Bowater recorded a pretax charge of $0.1 million, $0.4 million and $0.8 million, respectively, in 2004, 2003 and 2002 for intrinsic value on its 2002 and 2000 stock option grants per the provisions of FIN 44 involving stock compensation transactions recorded under the rules outlined in APB No. 25. This charge was based on a measurement date that coincided with shareholder approval of the 2002 and 2000 stock option plan. Using a measurement date based on the 2002 and 2000 grant date and the assumptions in the table in Note 1 “Summary of Significant Accounting Policies - Stock-Based Compensation”, the weighted average fair value of each option would have been $15.18 and $17.51 for the 2002 and 2000 grant, respectively.

Information with respect to options granted under the stock option plans is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
	Number	Average	Number of	Average		Average
	of	Exercise	Shares	Exercise	Number of	Exercise
	Shares (000’s)	Price	000’s)	Price	Shares (000’s)	Price

Outstanding at beginning of year	4,072	$44	3,541	$45	2,994	$43
Granted during the year	862	45	668	41	759	47
Exercised during the year	(224)	30	(67)	26	(212)	33
Canceled during the year	(155)	46	(70)	48	—	—

Outstanding at end of year	4,555	45	4,072	44	3,541	45

Exercisable at end of year	3,365	$46	3,044	$45	2,376	$43

	Options Outstanding			Options Exercisable
	at December 31, 2004			at December 31, 2004

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number of	Exercise	Contractual	Number of	Exercise
Prices	Shares (000’s)	Price	Life (years)	Shares (000’s)	Price

$21 to $30	69	$28	0.1	69	$33
$31 to $40	198	35	4.2	197	35
$41 to $50	3,661	45	5.6	2,473	45
$51 to $60	627	52	6.2	626	52

	4,555	$45	4.0	3,365	$46

On January 28, 2003, Bowater granted 81,510 shares of restricted stock to certain officers under the 2002 stock option plan. The 81,510 shares of restricted stock were issued under the 2002 stock option plan. In accordance with APB No. 25, we are recognizing a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the grant. The expense measured under SFAS No. 123 does not differ from that under APB 25. Shares of restricted stock awarded under the 2002 plan vest over a two year period. Restricted shares awarded under the 2002 stock option plan are subject to forfeiture in the event of termination of employment prior to the vesting dates. Prior to vesting, the participants may vote and receive dividends. The market value of the restricted shares granted on January 28, 2003 was approximately $3.3 million and was recorded in the first quarter of 2003, as “Unearned compensation,” which is a separate component of shareholders’ equity. We recorded compensation expense of approximately $0.9 million and $2.3 million, respectively, in 2004 and 2003, related to the amortization of unearned compensation.

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

Information with respect to rights granted under the EPR Plan is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Rights	Exercise	Rights	Exercise	Rights	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding at beginning of year	2,387	$47	2,141	$48	1,959	$48
Granted during the year	0	0	257	41	295	47
Settled during the year	(45)	38	(5)	38	(84)	42
Canceled during the year	(74)	50	(6)	47	(29)	52

Outstanding at end of year	2,268	48	2,387	47	2,141	48

Exercisable at end of year	2,142	$48	1,986	$48	1,728	$48

Bowater-Halla Paper Co., Ltd. (“Halla”), our subsidiary located in South Korea, also has an EPR plan. The stock of Halla is not publicly traded. Therefore, the fair market value of the stock is determined annually by a third-party appraisal.

We record a liability for the Bowater and Halla EPRs during the vesting period and adjust this liability at each reporting period based on changes in the fair market value of the respective stocks. The liability amounts recorded at December 31, 2004 and 2003 are $2.7 million and $4.8 million, respectively. The charges (income) reflected in the Consolidated Statement of Operations pertaining to these rights and options were $(1.9) million, $3.9 million, $(3.2) million for the years 2004, 2003 and 2002, respectively.

Note 20. Exchangeable Shares

In conjunction with the 1998 acquisition of Avenor, Bowater’s indirect wholly-owned subsidiary, Bowater Canada Inc. (“BCI”), issued 3,773,547 shares ($183.6 million) of no par value Exchangeable Shares. Since 1998, BCI has issued an additional 1,359,620 Exchangeable Shares ($66.2 million) upon the redemption of Avenor’s 7.50% Convertible Unsecured Subordinated Debentures and 5,505 Exchangeable Shares ($0.3 million) for conversions prior to the redemption. BCI issued an additional 856,237 Exchangeable Shares ($39.9 million) in connection with the 2001 acquisition of Alliance. The Exchangeable Shares are exchangeable at any time, at the option of the holder, on a one-for-one basis for shares of Bowater Common Stock. Through December 31, 2004, 4,523,027 Exchangeable Shares ($220.0 million) had been exchanged for the same number of Bowater common shares and 5,524 Exchangeable Shares ($0.3 million) have been cancelled. Holders of Exchangeable Shares have voting rights substantially equivalent to holders of Bowater Common Stock and are entitled to receive dividends equivalent, on a per-share basis, to dividends paid by Bowater on its Common Stock. At December 31, 2004, 1,466,358 Exchangeable Shares ($69.7 million) were outstanding.

Note 21. Treasury Stock

At December 31, 2004, Bowater held 11,608,385 shares of its Common Stock as treasury stock to pay for employee and director benefits and to fund its Dividend Reinvestment Plan. The shares are valued at their acquisition cost of $485.9 million. As of December 31, 2003, we held 11,611,203 shares at a cost of $486.1 million.

In May 1999, the Board of Directors authorized the repurchase of up to 5.5 million shares of Bowater’s Common Stock in the open market, subject to normal trading restrictions. We made no purchases under the program during 2004, 2003 or 2002. Since the beginning of the program, we purchased 3.1 million shares at a total cost of $155.5 million.

Note 22. Timberland Leases and Operating Leases

Bowater controls 0.1 million acres of timberlands under long-term leases expiring 2005 to 2058 for which aggregate lease payments were $0.4 million in 2004, $0.4 million in 2003 and $0.5 million in 2002. These lease costs are capitalized as part of timberlands and are charged against revenue at the time the timber is harvested.

In addition, we lease certain office premises, office equipment and transportation equipment under operating leases. Total rental expense for operating leases was $5.1 million in 2004, $8.9 million in 2003 and $8.0 million in 2002.

Bowater enters into various agreements including supply and cutting rights agreements and purchase commitments in the normal course of business. Our purchase obligations related to these various agreements are presented in the table below. In connection with the acquisition of Alliance, Bowater assumed various long-term supply contracts, the more significant including a fiber supply contract, at market prices, for its Coosa Operation and a steam supply contract at its Dolbeau Operation. The Coosa fiber supply contract expires in 2014 and has total commitments of approximately $112.0 million ($13.7 million in year 2005, $54.9 million in years 2006-2009 and $43.4 million thereafter). In addition, our Dolbeau Operation’s steam supply contract expires in 2023 and has total commitments of approximately $188.4 million ($8.0 million in year 2005, $33.9 million in years 2006-2009 and $146.5 million thereafter). In addition, we manage approximately 30 million acres of Crown-owned land in Canada on which we have cutting rights. We make payments to various Canadian provinces based on the amount of timber harvested.

At December 31, 2004, the future minimum rental payments under timberland leases and operating leases and commitments for purchase obligations are:

	Timberland	Operating	Purchase
(In millions)	Lease Payments	Leases, Net	Obligations

2005	$0.4	$5.0	$81.1
2006	0.4	4.4	57.2
2007	0.4	3.8	42.4
2008	0.5	3.6	42.0
2009	0.5	3.4	41.8
Thereafter	11.8	29.7	272.9

	$14.0	$49.9	$537.4

As noted in Note 12, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements,” Bowater terminated the lease agreement associated with the Nuway facility in connection with its repayment of the related debt. Prior to termination, the annual lease payments on the Nuway facility lease were approximately $1.5 million.

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

Effective January 1, 2005, the Thunder Bay mill was merged into the Coated and Specialty Papers division. In future periods, segment information will be reported under this new organizational structure, including a restatement of prior period segment results to facilitate comparisons to prior periods.

COATED AND SPECIALTY PAPERS DIVISION

The Coated and Specialty Papers Division operates a manufacturing site that produces coated paper, newsprint (until January 2003), and market pulp, and two Nuway coating facilities, all located in the United States. This division is responsible for the marketing and sales of the full spectrum of all coated and uncoated specialty papers manufactured by Bowater.

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

FOREST PRODUCTS DIVISION

As of December 31, 2004, the Forest Products Division managed 1.0 million acres of timberland owned or leased in the United States and the Canadian provinces of Ontario and Nova Scotia and approximately 8.4 million acres of Crown-owned land in the province of Ontario on which we have cutting rights. The division also operated five softwood sawmills, supplied wood fiber to our pulp and paper production sites and marketed and sold timber and southern yellow pine lumber in North America.

Effective January 1, 2005, the Forest Products Division was merged into the Newsprint and Canadian Forest Products divisions. In future periods, segment information will be reported under this new organizational structure, including a restatement of prior period segment results to facilitate comparisons to prior periods.

CANADIAN FOREST PRODUCTS DIVISION

The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The division manages 0.4 million acres of owned or leased timberland and approximately 21.2 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. The division also operates seven sawmills and one wood treatment plant, supplies wood to four paper mills and seven sawmills, and is responsible for the marketing and sales of its timber and lumber production.

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

The following tables summarize information about segment profit and loss and segment assets for the three years ended December 31, 2004, 2003 and 2002:

		Coated and		Canadian
		Specialty	Forest	Forest		Corporate/
	Newsprint	Papers	Products	Products	Special	Other
2004 (In millions)	Division	Division	Division	Division	Items	Eliminations	Total

Sales	$1,626.7	$611.4	$173.5	$819.4	$—	$(40.7)	$3,190.3

Depreciation, amortization and cost of timber harvested	$182.6	61.9	11.7	70.8	—	8.2	335.2

Segment income (loss)	$(44.4)	$27.4	2.4	(18.8)	6.9	56.0	29.5

Total assets	$2,587.4	$735.8	$251.6	$1,280.7	$—	$603.4	$5,458.9

Capital expenditures	$48.9	$8.3	$9.7	$14.9	$—	$2.3	$84.1

		Coated and		Canadian
		Specialty	Forest	Forest		Corporate/
	Newsprint	Papers	Products	Products	Special	Other
2003 (In millions)	Division	Division	Division	Division	Items	Eliminations	Total

Sales	$1,448.9	$493.4	$118.5	$730.0	$—	$(69.7)	$2,721.1

Depreciation, amortization and cost of timber harvested	$188.9	$66.2	$11.8	$68.4	$—	$3.7	$339.0

Segment income (loss)	$(98.4)	$(47.3)	$(6.1)	$(45.9)	$124.0	$(27.2)	$(100.9)

Total assets	$2,619.2	$788.9	$243.5	$1,300.6	$—	$663.6	$5,615.8

Capital expenditures	$25.6	$139.0	$25.7	$22.8	$—	$3.2	$216.3

		Coated and		Canadian
		Specialty	Forest	Forest		Corporate/
	Newsprint	Papers	Products	Products	Special	Other
2002 (In millions)	Division	Division	Division	Division	Items	Eliminations	Total

Sales	$1,318.2	$484.2	$95.1	$744.9	$—	$(61.3)	$2,581.1

Depreciation, amortization and cost of timber harvested	$192.3	$64.2	$9.5	$71.6	$—	$2.9	$340.5

Segment income (loss)	$(66.0)	$(35.2)	$(2.6)	$6.7	$85.7	$(84.3)	$(95.7)

Total assets	$2,779.0	$717.4	$243.9	$1,370.8	$—	$488.4	$5,599.5

Capital expenditures	$48.1	$136.5	$40.2	$9.4	$—	$4.5	$238.7

Special items consist of gain on sale of assets (see Note 5, “Net Gain on Sale of Assets”).

Sales to related parties were $337.8 million, $330.4 million and $345.3 million in 2004, 2003 and 2002, respectively. Amounts due from related parties were $25.2 million and $26.1 million at December 31, 2004 and 2003, respectively, and are included in “Accounts receivable, net” on the Consolidated Balance Sheet.

	Sales by Product
(In millions)	2004	2003	2002

Newsprint	$1,340.8	$1,236.1	$1,199.2
Coated and specialty papers	904.4	726.4	613.1
Market pulp	543.3	489.9	498.7
Lumber	370.2	236.9	243.4
Other	31.6	31.8	26.7

	$3,190.3	$2,721.1	$2,581.1

	Sales by Country(1)
(In millions)	2004	2003	2002

United States	$2,310.7	$1,950.5	$1,862.7
Foreign Countries
Canada	242.9	217.2	205.2
Korea	106.1	111.8	99.9
United Kingdom	65.9	77.9	82.5
Mexico	66.7	65.0	81.9
Italy	53.7	50.4	40.2
Brazil	32.4	19.2	29.7
Japan	19.7	19.4	26.7
Other countries (2)	292.2	209.7	152.3

	879.6	770.6	718.4

	$3,190.3	$2,721.1	$2,581.1

	Long-Lived Assets by Country (3)
(In millions)	2004	2003	2002

United States	$1,853.9	$1,973.5	$2,015.0
Canada	1,568.4	1,683.4	1,746.6
Korea	149.5	163.1	172.8

	$3,571.8	$3,820.0	$3,934.4

(1)	Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of Bowater’s 2004, 2003 or 2002 consolidated sales.

(2)	No country in this group exceeded 10% of consolidated sales.

(3)	Excludes goodwill, financial instruments and deferred tax assets.

Note 24. Quarterly Information (Unaudited)

Year ended December 31, 2004
(In millions, except per-share
amounts)	First	Second	Third	Fourth	Year

Sales	$745.3	$788.0	$834.0	$823.0	$3,190.3
Operating income (loss)	(23.3)	19.7	40.7	(7.6) (1)	29.5
Loss before cumulative effect of accounting changes	(32.5)	(1.3)	(18.1)	(35.2)	(87.1)
Net loss	(32.5)	(1.3)	(18.1)	(35.2)	(87.1)
Basic loss per common share:
Loss before cumulative effect of accounting changes	(0.57)	(0.02)	(0.32)	(0.61)	(1.52)
Net loss	(0.57)	(0.02)	(0.32)	(0.61)	(1.52)
Diluted loss per common share:
Loss before cumulative effect of accounting changes	(0.57)	(0.02)	(0.32)	(0.61)	(1.52)
Net loss	(0.57)	(0.02)	(0.32)	(0.61)	(1.52)

Year ended December 31, 2003
(In millions, except per-share amounts)	First	Second	Third	Fourth	Year

Sales	$630.5	$664.1	$690.9	$735.6	$2,721.1
Operating income (loss)	(56.3)	31.6 (2)	(51.9)	(24.3)	(100.9)
Loss before cumulative effect of accounting changes	(69.6)	(25.7)	(54.3)	(50.9)	(200.5)
Net loss	(71.7)	(25.7)	(56.7)	(50.9)	(205.0)
Basic loss per common share:
Loss before cumulative effect of accounting changes	(1.22)	(0.45)	(0.96)	(0.89)	(3.52)
Net loss	(1.26)	(0.45)	(1.00)	(0.89)	(3.60)
Diluted loss per common share:
Loss before cumulative effect of accounting changes	(1.22)	(0.45)	(0.96)	(0.89)	(3.52)
Net loss	(1.26)	(0.45)	(1.00)	(0.89)	(3.60)

(1)	Includes severance charges of $9.8 million.

(2)	Includes a net gain on sale of assets of $104.0 million.

Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting

Financial Statements

Management of Bowater Incorporated is responsible for the preparation of the financial information included in this Annual Report on Form 10-K. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Bowater Incorporated’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

➢	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Bowater Incorporated;

➢	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

➢	provide reasonable assurance that receipts and expenditures of Bowater Incorporated are being made only in accordance with the authorizations of management and directors of Bowater Incorporated; and

➢	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Bowater Incorporated’s internal control over financial reporting as of December 31, 2004. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Bowater Incorporated’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2004, Bowater Incorporated’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm which audited and reported on the consolidated financial statements of Bowater Incorporated included in this Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting. This report appears on page 87 of this Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors of Bowater Incorporated:

We have audited management’s assessment, included in the section Assessment of Internal Control over Financial Reporting in the accompanying Management’s Report on Financial Statements and Assessment of Internal Control Over Financial Reporting, that Bowater Incorporated’s internal control over financial reporting was effective as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bowater Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with the authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bowater Incorporated’s internal control over financial reporting was effective as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Bowater Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bowater Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, capital accounts and cash flows for each of the years in the three-year period ended December 31, 2004. Our report dated March 11, 2005, expressed an unqualified opinion on those consolidated financial statements and refers to the Company’s change in its method of accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in 2004, and the Company’s change in its method of accounting for variable interest entities and its method of accounting for asset retirement obligations in 2003.

/s/ KPMG LLP
Greenville, South Carolina
March 11, 2005

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors of Bowater Incorporated:

We have audited the accompanying consolidated balance sheet of Bowater Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, capital accounts and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowater Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in 2004. The Company changed it method of accounting for variable interest entities and its method of accounting for asset retirement obligations in 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bowater Incorporated’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Greenville, South Carolina
March 11, 2005

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

Internal Control over Financial Reporting

Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2004. Management’s report on internal control over financial reporting can be found on page 86 of this Annual Report on Form 10-K. Our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting. This report can be found on page 87 of this Annual Report on Form 10-K.

Changes in Internal Control

There was no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding Bowater’s directors is incorporated by reference to the material under the headings “Election of Directors-Information on Nominees and Directors” and “Board and Committee Meetings” in our Proxy Statement with respect to the Annual Meeting of Shareholders scheduled to be held May 11, 2005, filed under Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).

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

Information regarding Bowater’s executive officers is provided under the caption “Executive Officers of the Registrant as of March 1, 2005” on pages 15-16 of this Form 10-K.

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

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of December 31, 2004.

			Common Shares
			Remaining Available for
	Common Shares to be	Weighted Average	Future Issuance Under
	Issued upon Exercise of	Exercise Price per	Equity Compensation
Plan	Outstanding Options	Share	Plan

1988 Stock Option Plan	45,000	$34.88	Plan expired
1992 Stock Option Plan	240,900	$33.47	Plan expired
1997 Stock Option Plan	738,750	$44.44	71,750
2000 Stock Option Plan	1,666,555	$49.03	108,445
2002 Stock Option Plan	1,863,694(1)	$43.89	736,306(2)

Total equity compensation plans approved by shareholders	4,554,899	$45.22	916,501(2)

(1)	Excludes 81,510 shares of restricted stock that were issued in January 2003 to certain executive officers under the 2002 stock option plan.

(2)	In January 2004, Bowater granted 862,000 shares at a weighted average exercise price of $45.02 per share under the 2002 stock option plan.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following are filed as a part of this Annual Report on Form 10-K:

(1)	The following are included at the indicated page of this Annual Report on Form 10-K:

(2)	The following financial statement schedule for the year ended December 31, 2004 is submitted:

Schedule II–Valuation and Qualifying Accounts	F-1

All other financial statement schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1	Arrangement Agreement dated as of April 1, 2001, by and between the Company and Alliance Forest Products Inc. (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2001, File No. 1-8712).

3.1	Restated Certificate of Incorporation of Bowater Incorporated, as amended (incorporated by reference to Exhibit 4.1 to Bowater Incorporated’s Registration Statement No. 333-018168).

Exhibit No.	Description

3.2	Certificate of Designation of the special voting stock of Bowater Incorporated (incorporated by reference to Exhibit 4.11 to Amendment No. 1 to Bowater Incorporated’s Registration Statement No. 333-57839 (“Amendment No. 1 to the Registration Statement”)).

3.3*	Bylaws of Bowater Incorporated amended as of November 10, 2004.

4.1	Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to Bowater Incorporated’s Registration Statement No. 2-93455).

4.2	See Exhibits 3.1, 3.2 and 3.3.

4.3	Purchase Agreement dated June 16, 2003, by and between Bowater Incorporated and UBS Securities, LLC as Representative of the Several Initial Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for period ending June 30, 2003, File No. 1-8712 (the “June 2003 10-Q “)).

4.4	Indenture dated June 19, 2003, by and between Bowater Incorporated, as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the June 2003 10-Q).

4.5	Indenture dated as of October 31, 2001 by and among Bowater Canada Finance Corporation (as Issuer), Bowater Incorporated (as Guarantor) and The Bank of New York (as Trustee). (incorporated by reference to Exhibit 10.3 to the September 2001 10-Q).

†10.1	Employment Agreement, dated as of July 20, 1994, by and between Bowater Incorporated and Arnold M. Nemirow (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1994, File No. 1-8712).

†10.2	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and Arthur D. Fuller (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 1997, File No. 1-8712).

†10.3	Employment Agreement, dated as of April 1, 1995, by and between Bowater Incorporated and E. Patrick Duffy (incorporated by reference to Exhibit 10.4 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 1995, File No. 1-8712).

†10.3.1	Modification of Employment Agreement and Cancellation of Change in Control Agreement dated as of May 31, 2004, by and between Bowater Incorporated and E. Patrick Duffy (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 2004, File No. 1-8712 (the “June 2004 10-Q”)).

†10.4	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and Richard K. Hamilton (incorporated by reference to Exhibit 10.16 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1997, File No. 1-8712 (the “1997 10-K”)).

†10.4.1	Modification of Employment Agreement, dated November 15, 2004, by and between Bowater Incorporated and Richard K. Hamilton (incorporated by reference to Exhibit 99.1 to Bowater Incorporated Form 8-K dated November 10, 2004).

†10.5	Employment Agreement, dated as of July 24, 1998, by and between Bowater Incorporated and David J. Steuart (incorporated by reference to Exhibit 10.5 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 1998 (the “September 1998 10-Q”)).

Exhibit No.	Description

†10.6	Agreement, dated as of July 24, 1998, between David J. Steuart and Bowater Incorporated. (incorporated by reference to Exhibit 10.6 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 2000, File No. 1-8712 (the “2000 10-K”)).

†10.6.1	First Amendment to Agreement, dated as of July 24, 1998, between David J. Steuart and Bowater Incorporated. (incorporated by reference to Exhibit 10.8 to the September 2001 10-Q).

†10.7	Employment Agreement, dated as of November 1, 1998, by and between Bowater Incorporated and Jerry R. Gilmore (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 1999, File No. 1-8712 (the “March 1999 10-Q”)).

†10.8	Employment Agreement, dated as of August 1, 1998, by and between Bowater Incorporated and William G. Harvey (incorporated by reference to Exhibit 10.3 to the September 1998 10-Q).

†10.9	Employment Agreement, dated as of October 21, 1996, by and between Bowater Incorporated and Steven G. Lanzl (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1996, File No. 1-8712 (the “1996 10-K”)).

†10.10	Employment Agreement, dated as of November 1, 1995, by and between Bowater Incorporated and David G. Maffucci (incorporated by reference to Exhibit 10.12 to the 1995 10-K).

†10.11	Employment Agreement, dated as of July 24, 1998, by and between Bowater Incorporated and R. Donald Newman (incorporated by reference to Exhibit 10.4 to the March 1999 10-Q).

†10.12	Bowater Incorporated 2002 Stock Option Plan, dated as of January 30, 2002 (incorporated by reference to Exhibit 10.14 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 2001, File No. 1-8712).

†10.12.1	First Amendment to the Bowater Incorporated 2002 Stock Option Plan dated September 16, 2002. (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 2002, File No. 1-8712).

†10.12.2	Form of Non-Qualified Stock Option Agreement for 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 2004, File No. 1-8712).

†10.13	Employment Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright (incorporated by reference to Exhibit 10.1 to the March 1999 10-Q).

†10.14	Form of Amended and Restated Change in Control Agreement, executed as of June 9, 2000, by and between Bowater Incorporated and each of E. Patrick Duffy, Arthur D. Fuller, Jerry R. Gilmore, Richard K. Hamilton, William G. Harvey, Steven G. Lanzl, David G. Maffucci, Arnold M. Nemirow, R. Donald Newman, Michael F. Nocito, David J. Steuart and James T. Wright (incorporated by reference to Exhibit 10.5 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 2000, File No. 1-8712 (the “September 2000 10-Q”)).

†10.15	Compensatory Benefits Plan of Bowater Incorporated, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.6 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 1999, File No. 1-8712 (the “June 1999 10-Q”)).

†10.16	Outside Director Elective Stock Option Plan, dated as of March 2, 2001. (incorporated by reference to Exhibit 10.6 to the 2000 10-K).

†10.17	Deferred Compensation Plan for Outside Directors of Bowater Incorporated, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.18.1 to the 1996 10-K).

Exhibit No.	Description

†10.17.1	Amendment No. 1 dated November 1, 2001 to the Bowater Incorporated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, File No. 1-8712 (the “March 2002 10-Q”)).

†10.18	Retirement Plan for Outside Directors of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.7 to the June 1999 10-Q).

†10.18.1	First Amendment to the Bowater Incorporated Retirement Plan for Outside Directors, executed on September 13, 2000 (incorporated by reference to Exhibit 10.6 to the September 2000 10-Q).

†10.18.2	Second Amendment dated as of November 6, 2001 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated February 26, 1999 (incorporated by reference to Exhibit 10.2 to the March 2002 10-Q).

†10.19	Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.8 to the June 1999 10-Q).

†10.19.1	First Amendment to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2000, File No. 1-8712 (the “March 2000 10-Q”)).

†10.19.2	Second Amendment, effective as of November 6, 2001, to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999( incorporated by reference to Exhibit 10.21.2 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 2003, File No. 1-8712 (the “2003 10-K”)).

†10.19.3	Third Amendment, effective as of September 23, 2003, to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.21.3 to the 2003 10-K).

†10.20	Equity Participation Rights Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.9 to the June 1999 10-Q).

†10.20.1	First Amendment to Equity Participation Rights Plan of Bowater Incorporated, dated as of November 22, 1999 (incorporated by reference to Exhibit 10.32.1 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1999, File No. 1-8712 (the “1999 10-K”)).

†10.21	1988 Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Bowater Incorporated’s Proxy Statement for 1988, File No. 1-8712).

†10.21.1	Amendment to 1988 Stock Incentive Plan of Bowater Incorporated, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1989, File No. 1-8712 (the “1989 10-K”)).

†10.21.2	Second Amendment, effective April 15, 1998, to the 1988 Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.32.2 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1998, File No. 1-8712 (the “1998 10-K”)).

†10.21.3	Third Amendment, effective February 26, 1999, to the 1988 Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.10 to the June 1999 10-Q).

Exhibit No.	Description

†10.22	Amended and Restated Benefit Plan Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 1998, File No. 1-8712 (the “June 1998 10-Q”)).

†10.22.1	First Amendment, effective February 26, 1999, to the Amended and Restated Benefit Plan Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.11 to the June 1999 10-Q).

†10.23	Amended and Restated Executive Severance Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.3 to the June 1998 10-Q).

†10.23.1	First Amendment, effective February 26, 1999, to the Amended and Restated Executive Severance Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.12 to the June 1999 10-Q).

†10.24	Amended and Restated Outside Directors Benefit Plan Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.2 to the June 1998 10-Q).

†10.24.1	First Amendment, effective February 26, 1999, to the Amended and Restated Outside Directors Benefit Plan Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.13 to the June 1999 10-Q).

†10.25	Benefits Equalization Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.14 to the June 1999 10-Q).

†10.25.1	Amendment No. 1 dated December 12, 2001 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999 (incorporated by reference to Exhibit 10.1 to the March 2002 10-Q).

†10.25.2	Amendment No. 2 dated September 23, 2003 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999 (incorporated by reference to Exhibit 10.27.2 to the 2003 10-K).

†10.26	1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Bowater Incorporated Annual Report on Form 10-K for the period ending December 31, 1991, File No. 1-8712).

†10.26.1	First Amendment, effective April 15, 1998, to the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.37.1 to the 1998 10-K).

†10.26.2	Second Amendment, effective February 26, 1999, to the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the June 1999 10-Q).

†10.27	Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.31 to the 1996 10-K).

†10.27.1	First Amendment, effective April 15, 1998, to the Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.38.1 to the 1998 10-K).

†10.27.2	Second Amendment, effective February 26, 1999, to the Bowater Incorporated 1997 Stock Option Plan, as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.16 to the June 1999 10-Q).

†10.28	Bowater Incorporated 2000 Stock Option Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.40 to the 1999 10-K).

†10.29	Senior Executive Retirement Plan of Bowater Incorporated’s subsidiary, Bowater Canadian Forest Products Inc. (formerly Bowater Pulp and Paper Canada Inc., and formerly Avenor Inc.), effective as of November 28, 1997 (incorporated by reference to Exhibit 10.40 to the 1998 10-K).

Exhibit No.	Description

†10.29.1	Form of Letter of Notification to Senior Managers of Alliance Forest Products, Inc. with respect to the harmonization of methodology to be used to qualify termination benefits payable under the Defined Benefits Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.31.1 to the 2003 10-K).

†10.30	Bowater Incorporated Annual Incentive Plan, as amended and restated effective as of January 1, 1999 (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2000, File No. 1-8712 (“the March 2000 10-Q”).

†10.31	Bowater Incorporated 2000-2002 Long-Term Incentive Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 2000, File No. 1-8712).

10.32	Licensing Agreement, dated as of December 30, 1976, as amended, between Bowater Incorporated and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to Bowater Incorporated’s Registration Statement No. 2-90172).

10.33	Trademark Agreement, dated May 8, 1984, between Bowater Incorporated and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to Bowater Incorporated’s Registration Statement No. 2-90172).

10.34	World-Wide Trademark Ownership, Use and Assignment Agreement, effective as of June 30, 1997, by and between Bowater Incorporated and Rexam plc (formerly Bowater plc) (incorporated by reference to Exhibit 10.40 to the 1997 10-K).

10.35	Support Agreement, dated as of July 24, 1998, between Bowater Incorporated, Bowater Canadian Holdings Incorporated and Bowater Canada Inc. (incorporated by reference to Annex G of the Joint Management Information Circular and Proxy Statement filed on June 18, 1998, on Schedule 14A for Bowater Incorporated, File No. 1-8712 (the “Schedule 14A”)).

10.36	Voting and Exchange Trust Agreement, dated as of July 24, 1998, between Bowater Incorporated, Bowater Canadian Holdings Incorporated, Bowater Canada Inc. and Montreal Trust Company of Canada (incorporated by reference to Annex F to the Schedule 14A).

10.37	Stock Purchase Agreement, dated as of May 18, 1999, by and between Inexcon Maine, Inc. and Bowater Incorporated (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Current Report on Form 8-K filed on September 1, 1999, File No. 1-8712 (the “September 1999 8-K”)).

10.37.1	Amendment No. 1, dated August 17, 1999, to the Stock Purchase Agreement, dated May 18, 1999, between Inexcon Maine, Inc. and Bowater Incorporated (incorporated by reference to Exhibit 2.1.1 to the September 1999 8-K).

†10.38	Employment Agreement dated as of September 24, 2001, by and between the Company and Pierre Monahan. (incorporated by reference to Exhibit 10.5 to the September 2001 10-Q).

†10.38.1	Letter of Amendment dated June 3, 2003 to Employment Agreement by and between the Company and Pierre Monahan (incorporated by reference to Exhibit 10.44.1 to the 2003 10-K).

†10.39	Change in Control Agreement dated as of September 24, 2001, by and between the Company and Pierre Monahan (incorporated by reference to Exhibit 10.6 to the September 2001 10-Q).

10.40	Loan Agreement dated December 19, 2002 among Bowater Funding Inc. (as Borrower), Bowater Incorporated (as Initial Servicer), Suntrust Capital Market, Inc. and Wachovia Bank, National Association (as Co-Agents) and Suntrust Capital Markets, Inc. (as Administrative Agent) (incorporated by reference to Exhibit 10.49. to the 2002 10-K”).

Exhibit No.	Description

10.40.1	Amendment No. 1, dated December 18, 2003 to Loan Agreement dated December 19, 2002 among Bowater Funding Inc. (as Borrower), Bowater Incorporated (as Initial Servicer), Suntrust Capital Market, Inc. and Wachovia Bank, National Association (as Co-Agents) and Suntrust Capital Markets, Inc. (as Administrative Agent) (incorporated by reference to Exhibit 10.47.1 to the 2003 10-K).

10.41.2	Amendment No. 2, dated December 16, 2004 to Loan Agreement dated December 19, 2002 among Bowater Funding Inc. (as Borrower), Bowater Incorporated (as Initial Servicer), Suntrust Capital Market, Inc. and Wachovia Bank, National Association (as Co-Agents) and Suntrust Capital Markets, Inc. (as Administrative Agent) (incorporated by reference to the 8-K dated December 21, 2004).

10.42	Receivables Sales Agreement dated December 19, 2002 among Bowater Incorporated and Bowater America Inc. (as Sellers) and Bowater Funding Inc. (as Buyer) (incorporated by reference to Exhibit 10.50 to the 2002 10-K).

†10.42	Employment Agreement dated as of January 16, 2004, by and between Bowater Incorporated and Ronald T. Lindsay) (incorporated by reference to Exhibit 10.49 to the 2003 10-K).

†10.43	Change in Control Agreement dated as of January 16, 2004, by and between Bowater Incorporated and Ronald T. Lindsay) (incorporated by reference to Exhibit 10.50 to the 2003 10-K).

†10.44	Bowater Incorporated Mid-Term Incentive Plan, effective as of January 1, 2003) (incorporated by reference to Exhibit 10.51 to the 2003 10-K).

10.45	Credit Agreement dated April 22, 2004 between Bowater Incorporated and Bowater Canadian Forest Products Inc. (as Borrowers) and JPMorgan Chase Bank, The Bank of Nova Scotia and certain lenders (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Schedules to the Credit Agreement are not being filed) (incorporated by reference to Exhibit 10.1 of Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 30, 2004, File No. 1-8712).

†10.46	2004 Non-Employee Director Stock Unit Plan, effective May 1, 2004 (incorporated by reference to Exhibit 10.2 to the June 2004 10-Q).

†10.47	Form of Employment Agreement dated as of July 1, 1993, by and between Bowater Incorporated and Michael F. Nocito (incorporated by reference to Exhibit 10.4 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1993, File No. 1-8712).

†10.48*	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and C. Randolph Ellington.

†10.49*	Amended and Restated Change in Control Agreement, dated June 9, 2000, by and between Bowater Incorporated and C. Randolph Ellington.

†10.50*	Amended and Restated Change in Control Agreement, dated June 9, 2000, by and between Bowater Incorporated and Roger A. Loney.

10.51*	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and William C. Morris.

†10.52*	Amended and Restated Change in Control Agreement, dated June 9, 2000, by and between Bowater Incorporated and William C. Morris.

†10.53*	Employment Agreement, dated as of April 1, 1998, by and between Bowater Incorporated and Craig B. Stevens.

Exhibit No.	Description

†10.54*	Amended and Restated Change in Control Agreement, dated June 9, 2000, by and between Bowater Incorporated and Craig B. Stevens.

†10.55*	Amended and Restated Change in Control Agreement, dated June 9, 2000, by and between Bowater Incorporated and Colin R. Wolfe.

12.1*	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of CEO Pursuant to Section 302.

31.2*	Certification of CFO Pursuant to Section 302.

32.1*	Certification of CEO Pursuant to Section 906.

32.2*	Certification of CFO Pursuant to Section 906.

*	Filed with this Form 10-K.

†	This is a management contract or compensatory plan or arrangement.

(b)	The above-referenced exhibits are being filed with this report.

(c)	None.

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Bowater has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWATER INCORPORATED

Date: March 14, 2005	By:	/s/ Arnold M. Nemirow

Arnold M. Nemirow
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bowater and in the capacities indicated, as of March 14, 2005.

	Signature	Title

/s/	Arnold M. Nemirow	Director, Chairman, President and Chief Executive Officer

Arnold M. Nemirow

/s/	William G. Harvey	Senior Vice President and Chief Financial Officer

William G. Harvey

/s/	Michael F. Nocito	Vice President and Controller

Michael F. Nocito

/s/	Francis J. Aguilar	Director

Francis J. Aguilar

/s/	Richard B. Evans	Director

Richard B. Evans

/s/	Gordon D. Giffin	Director

Gordon D. Giffin

/s/	Charles J. Howard	Director

Charles J. Howard

/s/	L. Jacques Ménard	Director

L. Jacques Ménard

/s/	Douglas A. Pertz	Director

Douglas A. Pertz

/s/	John A. Rolls	Director

John A. Rolls

/s/	Arthur R. Sawchuk	Director

Arthur R. Sawchuk

/s/	Togo D. West Jr.	Director

Togo D. West, Jr.

Bowater Incorporated
Schedule II–Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2003 and 2002

	Balance at	Charged to
	Beginning of	Cost and			Balance at
(In millions)	Year	Expenses	Additions	Deductions	End of Year

Year ended December 31, 2004 Allowance for doubtful accounts	$8.2	$3.2	$0.6	$(4.4)	$7.6

Year ended December 31, 2003 Allowance for doubtful accounts	$4.6	$4.5	$0.3	$(1.2)	$8.2

Year ended December 31, 2002 Allowance for doubtful accounts	$3.6	$1.5	$—	$(0.5)	$4.6

F-1