Form 10-Q
period 2005-03-31
BOWATER INC
filed 2005-05-09
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number     1-8712

BOWATER INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	62-0721803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☑       No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑       No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2005.

Class	Outstanding at May 2, 2005

Common Stock, $1.00 Par Value	55,921,945 Shares

BOWATER INCORPORATED
I N D E X

CONSOLIDATED STATEMENT OF OPERATIONS

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in millions of US dollars except per-share amounts)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Sales	$837.0	$745.3
Cost of sales, excluding depreciation, amortization and cost of timber harvested	607.6	567.5
Depreciation, amortization and cost of timber harvested	81.8	86.2
Distribution costs	82.9	77.0
Selling and administrative expense	38.9	37.0
Net gain (loss) on sale of assets	11.0	(0.9)

Operating income (loss)	36.8	(23.3)

Other expense (income)
Interest income	(1.1)	(1.0)
Interest expense, net of capitalized interest	50.2	48.2
Other, net	(4.2)	(1.2)

	44.9	46.0

Loss before income taxes and minority interests	(8.1)	(69.3)

Provision for income tax benefit	(7.8)	(33.8)
Minority interests in net loss of subsidiaries	(1.2)	(3.0)

Net income (loss)	0.9	(32.5)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(0.6)	(0.8)
Minimum pension liability adjustments	0.3	0.2
Net change in derivative instruments	(25.8)	(18.3)

Comprehensive loss	$(25.2)	$(51.4)

Basic earnings (loss) per common share	$0.02	$(0.57)

Diluted earnings (loss) per common share	$0.02	$(0.57)

Dividends declared per common share	$0.20	$0.20

See accompanying notes to consolidated financial statements

CONSOLIDATED BALANCE SHEET

BOWATER INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, in millions of US dollars)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$47.3	$29.7
Accounts receivable, net	401.4	377.0
Inventories	353.5	327.9
Unrealized gain on hedged transactions	71.6	100.2
Other current assets	55.1	67.9

Total current assets	928.9	902.7

Timber and timberlands	185.6	186.2
Fixed assets, net	3,237.6	3,301.1
Goodwill	828.2	828.2
Other assets	230.0	240.7

Total assets	$5,410.3	$5,458.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$20.8	$14.0
Short-term bank debt	96.0	73.0
Accounts payable and accrued liabilities	458.1	458.4
Dividends payable	11.2	11.2

Total current liabilities	586.1	556.6

Long-term debt, net of current installments	2,414.9	2,427.9
Pension, other post-retirement benefits and other long-term liabilities	492.2	495.2
Deferred income taxes	377.4	403.4
Minority interests in subsidiaries	67.1	68.5
Commitments and contingencies	—	—

Common stock, $1 par value. Authorized 100,000,000 shares; issued 67,519,294 and 67,438,584 shares at March 31, 2005 and December 31, 2004, respectively	67.5	67.4
Exchangeable shares, no par value. Unlimited shares authorized; 1,444,445 and 1,466,358 outstanding at March 31, 2005 and December 31, 2004, respectively	68.6	69.7
Additional paid-in capital	1,621.2	1,618.3
Retained earnings	255.9	266.5
Unearned compensation	—	(0.1)
Accumulated other comprehensive loss	(54.7)	(28.6)
Treasury stock, at cost, 11,606,824 and 11,608,385 shares at March 31, 2005 and December 31, 2004, respectively	(485.9)	(485.9)

Total shareholders’ equity	1,472.6	1,507.3

Total liabilities and shareholders’ equity	$5,410.3	$5,458.9

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
For The Three Months Ended March 31, 2005
(Unaudited, in millions of US dollars except per-share amounts)

						Accumulated
			Additional			Other
	Common	Exchangeable	Paid-in	Retained	Unearned	Comprehensive	Treasury
	Stock	Shares	Capital	Earnings	Compensation	Loss	Stock
Balance at December 31, 2004	$67.4	$69.7	$1,618.3	$266.5	$(0.1)	$(28.6)	$(485.9)
Retraction of exchangeable shares (21,913 shares issued and exchangeable shares retracted)	—	(1.1)	1.1	—	—	—	—
Net income	—	—	—	0.9	—	—	—
Dividends ($0.20 per share)	—	—	—	(11.5)	—	—	—
Foreign currency translation	—	—	—	—	—	(0.6)	—
Stock options exercised (69,000 shares)	0.1	—	1.8	—	—	—	—
Tax benefit on exercise of stock options	—	—	0.3	—	—	—	—
Pension plan additional minimum liability, net of tax expense of $0.1	—	—	—	—	—	0.3	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (1,561 shares)	—	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	0.1	—	—
Restricted stock cancellation (10,203 shares)	—	—	(0.3)	—	—	—	—
Unrealized loss on hedged transactions, net of tax benefit of $15.8	—	—	—	—	—	(25.8)	—

Balance at March 31, 2005	$67.5	$68.6	$1,621.2	$255.9	$0.0	$(54.7)	$(485.9)

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in millions of US Dollars)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash flows from (used for) operating activities:
Net income (loss)	$0.9	$(32.5)
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities:
Depreciation, amortization and cost of timber harvested	81.8	86.2
Deferred income taxes	(10.5)	(37.5)
Amortization of unearned compensation	0.1	0.3
Minority interests in net loss of subsidiaries	(1.2)	(3.0)
Net (gain) loss on fixed assets and land sales	(11.0)	0.9
Changes in working capital:
Accounts receivable, net	(24.4)	(11.3)
Inventories	(25.6)	(9.1)
Income taxes receivable	7.3	—
Accounts payable and accrued liabilities	7.8	7.4
Income taxes payable	—	(18.7)
Other, net	(5.3)	(3.7)

Net cash from (used for) operating activities	19.9	(21.0)

Cash flows from (used for) investing activities:
Cash invested in fixed assets, timber and timberlands	(25.1)	(18.9)
Disposition of assets, including timber and timberlands	12.4	1.6

Net cash used for investing activities	(12.7)	(17.3)

Cash flows from (used for) financing activities:
Cash dividends, including minority interests	(11.4)	(11.5)
Short-term financing	225.0	259.8
Short-term financing repayments	(202.0)	(340.3)
Long-term financing	—	246.1
Payments of long-term debt	(3.1)	(102.5)
Stock options exercised	1.9	2.9

Net cash from financing activities	10.4	54.5

Net increase in cash and cash equivalents	17.6	16.2
Cash and cash equivalents at beginning of year	29.7	19.4

Cash and cash equivalents at end of period	$47.3	$35.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest of $0.1 and $0	$27.5	$22.6
Income taxes	$—	$20.6

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bowater Incorporated and subsidiaries (“Bowater”). The consolidated balance sheet as of March 31, 2005 and the related statements of operations, capital accounts and cash flows for the periods ended March 31, 2005 and 2004 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2005 presentation. The reclassifications had no effect on total shareholders’ equity or net loss.

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

	Three Months Ended
	March 31,
(Unaudited, in millions, except per-share amounts)	2005	2004

Net income (loss) as reported:	$0.9	$(32.5)
Add: Stock-based compensation expense included in net income (loss), net of related tax effects	—	0.2
Deduct: Stock-based compensation expense determined under fair value based methods, net of related tax effects	(1.5)	(1.8)

Pro forma net loss	$(0.6)	$(34.1)

Income (loss) per share:
Basic, as reported	$0.02	$(0.57)
Basic, pro forma	(0.01)	(0.60)

Diluted, as reported	$0.02	$(0.57)
Diluted, pro forma	(0.01)	(0.60)

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited

The fair value of each option granted in the three months ended March 31, 2005 and 2004, was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions below.

	Three Months Ended
	March 31,
	2005	2004

Assumptions:
Dividend yield	2.2%	1.8%
Expected volatility	29.0%	30.6%
Risk-free interest rate	4.0%	3.4%
Expected option lives in years	7.2	6.5
Weighted average fair value of each option	$11.19	$13.64

In January 2005 and 2004, respectively, Bowater granted 740,750 and 862,000 options pursuant to its 2002 stock option plan at an exercise price of $37 and $45 per share, respectively. The options generally become exercisable over a period of two years and expire 10 years from date of grant.

3.	Inventories

	March 31,	December 31,
(Unaudited, in millions)	2005	2004

At lower of cost or market:
Raw materials	$93.6	$87.9
Work in process	26.0	23.1
Finished goods	131.7	112.7
Mill stores and other supplies	113.0	114.9

	364.3	338.6
Excess of current cost over LIFO inventory value	(10.8)	(10.7)

	$353.5	$327.9

4.	Other (Income) Expense

“Other, net” in the Consolidated Statement of Operations includes the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2005	2004

Foreign exchange (gain) loss	$(1.5)	$0.4
Income from joint venture	(0.7)	(0.1)
Miscellaneous income	(2.0)	(1.5)

	$(4.2)	$(1.2)

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited

5.	Accumulated Other Comprehensive Loss

The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet are as follows:

	March 31,	December 31,
(Unaudited, in millions)	2005	2004

Pension plan additional minimum liabilities (1)	$(112.8)	$(113.1)
Foreign currency translation (2)	7.6	8.2
Unrealized gain on hedging transactions (3)	50.5	76.3

	$(54.7)	$(28.6)

(1)	Net of deferred tax benefit of $65.4 million and $65.5 million, respectively.

(2)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(3)	Net of deferred tax expense of $30.9 million and $46.7 million, respectively.

6.	Income (Loss) Per Share

Basic and diluted income (loss) per share are based on net income (loss) and do not include any impact from “Other comprehensive loss.”

	Three Months Ended
	March 31,
(Unaudited, in millions, except per-share amounts)	2005	2004

Basic computation:
Basic income (loss) available to common shareholders	$0.9	$(32.5)

Basic weighted average shares outstanding	57.3	57.1

Basic income (loss) per common share	$0.02	$(0.57)

Diluted computation:
Diluted income (loss) available to common shareholders	$0.9	$(32.5)

Basic weighted average shares outstanding	57.3	57.1
Effect of dilutive securities:
Options	0.1	—

Diluted weighted average shares outstanding	57.4	57.1

Diluted income (loss) per common share	$0.02	$(0.57)

The dilutive effect of options outstanding is calculated using the treasury stock method. Options for approximately 4.2 million and 4.8 million shares outstanding at March 31, 2005, and 2004, respectively, were excluded in the calculation of diluted earnings per share as the impact would have been antidilutive.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited

7.	Pension and Postretirement Expense

The components of net periodic benefit costs relating to Bowater’s pension and other postretirement plans are as follows for the three months ended March 31, 2005 and 2004:

	Pension Plans		Other Postretirement Plans
(Unaudited, in millions)	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$9.2	$9.5	$1.1	$1.2
Interest cost	28.7	27.3	4.4	4.5
Expected return on plan assets	(28.3)	(27.1)	—	—
Amortization of prior service cost	0.5	0.5	(1.3)	(1.5)
Recognized net actuarial loss	4.0	3.2	2.1	2.6

Net periodic benefit cost	$14.1	$13.4	$6.3	$6.8

8.	Commitments and Contingencies

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

There have been no material developments to the legal proceedings described in our annual report on Form 10-K filed on March 16, 2005.

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited

The components of the cash flow hedges included in “Accumulated other comprehensive loss” for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
(Unaudited, in millions)	2005	2004
Gains reclassified to earnings on matured cash flow hedges	$(34.6)	$(31.9)
Unrealized gain (loss) for change in value on unmatured cash flow hedges	(7.0)	2.4

	(41.6)	(29.5)
Income tax benefit	15.8	11.2

Net decrease in “Accumulated other comprehensive loss”	$(25.8)	$(18.3)

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

	Notional	Net Asset		Range Of
March 31, 2005	Amount of	Carrying	Fair	U.S.$/CDN$
(Unaudited, in millions of U.S. dollars)	Derivatives	Amount	Market Value	Exchange Rates

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2005	$378.0	$59.7	$59.7	.7489-.6451
Due in 2006	183.0	21.7	21.7	.7609-.7124

	$561.0	$81.4	$81.4

In order to reduce our exposure to exchange rate fluctuations on our Canadian dollar denominated long-term debt, we periodically enter into Canadian dollar forward contracts. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly and gains or losses are included in “Other, net” in our Consolidated Statement of Operations. The Canadian dollar forward contracts in effect during the first quarter matured on March 30, 2005, and we did not enter into any new Canadian dollar forward contracts. We recognized a gain of $0.9 million for the quarter ended March 31, 2005, as a result of these contracts.

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions and no one financial institution has more than 21% of our derivative financial instruments. Therefore, the risk of counterparty nonperformance is considered to be remote.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

10.	Off-Balance Sheet Debt Guarantees

Bowater has off-balance sheet debt guarantees of approximately $36.1 million at March 31, 2005, with $27.0 million related to Ponderay Newsprint Company and $9.1 million related to Timber Note Holdings LLC, one of our QSPEs.

Bowater has a 40% interest in Ponderay Newsprint Company, an unconsolidated partnership. Ponderay has a credit facility which is comprised of a term loan and a revolving credit facility. The term loan balance at March 31, 2005 was $67.5 million and is guaranteed by the partners of Ponderay. Bowater guarantees 40% or $27.0 million of this term loan. The revolving credit facility has commitments from the lender for $25 million. This revolving credit facility is not guaranteed by the partners. At March 31, 2005 there is a $10 million letter of credit reducing this commitment. There are no other drawings on this facility. Ponderay’s outstanding balance on the term loan is reduced annually by its excess cash flows as defined in the credit facility and, although the final balance is due at maturity on April 12, 2006, we believe that Ponderay intends to renew this facility. The term loan cannot be increased once paid down, therefore, Bowater’s guarantee is reduced as the outstanding balance is reduced. Bowater would be required to perform on the guarantee if Ponderay were to default on its credit facility and Ponderay’s assets, which collateralize the debt, were insufficient to pay off the credit facility. Ponderay was in compliance with all its debt covenants as of March 31, 2005. Ponderay’s total assets and liabilities at March 31, 2005 were approximately $162 million and $86 million (which includes the above mentioned debt), respectively.

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

Below is a description of the types of products and services from which each reportable segment derives its revenues:

Effective January 1, 2005, Bowater is organized into four divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Canadian Forest Products Division, and the Pulp Division. The fifth division that existed in 2004, the Forest Products Division, was merged into the Newsprint and Canadian Forest Products Divisions and the Thunder Bay mill was moved from the Newsprint Division to the Coated and Specialty Papers Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate & Other Eliminations.” Therefore, the other three divisions are our reportable segments. Prior year results have been restated to facilitate comparisons to the 2005 presentation.

newsprint division

The Newsprint Division operates six manufacturing sites (including Ponderay Newsprint Company, an unconsolidated partnership) in the United States, Canada and South Korea. The principal product at these manufacturing sites is newsprint, but several of the sites also produce market pulp and uncoated specialty papers. This division has primary responsibility for the domestic and international marketing and sales of newsprint. The division also manages 1.0 million acres of owned or leased timberland in the United States and the Canadian province of Nova Scotia on which we have cutting rights. Effective January 1, 2005, the Thunder Bay mill became part of the Coated and Specialty Papers Division.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

coated and specialty papers division

The Coated and Specialty Papers Division operates a manufacturing site that produces coated and uncoated specialty papers and market pulp and two Nuway coating facilities, all three located in the United States. This division also operates a manufacturing site in Canada which produces newsprint, specialty papers and market pulp. Effective January 1, 2005, the Thunder Bay mill became part of the Coated and Specialty Papers Division. This division has primary responsibility for the marketing and sales of the full spectrum of coated and uncoated specialty papers manufactured by Bowater. The division also manages 8.4 million acres of Crown-owned land in the Canadian province of Ontario on which we have cutting rights.

canadian forest products division

The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The division manages 0.4 million acres of owned or leased timberland and approximately 21.2 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. The division also operates twelve sawmills, supplies wood to four paper mills and seven sawmills, and is responsible for the marketing and sales of its timber and lumber production. Effective January 1, 2005, the sawmill operations of the Forest Products Division were merged into the Canadian Forest Products Division.

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

The following tables summarize information about segment profit and loss for the three month periods ended March 31, 2005 and 2004 and segment assets as of March 31, 2005 and 2004:

		Coated		Net Gain
		and	Canadian	on Fixed
Three Months Ended		Specialty	Forest	Assets	Corporate/
March 31, 2005	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations	Total

Sales- external customers	$309.3	$275.5	$266.3	$—	$(14.1)	$837.0

Segment income	10.5	1.6	1.8	11.0	11.9	36.8

Total assets at 3/31/05	2,056.2	1,398.5	1,389.7	—	565.9	5,410.3

BOWATER INCORPORATED
Notes to Consolidated Financial Statements - Unaudited

		Coated		Net Gain
		and	Canadian	on Fixed
Three Months Ended		Specialty	Forest	Assets	Corporate/
March 31, 2004	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations	Total

Sales- external customers	$283.7	$247.3	$215.2	$—	$(0.9)	$745.3

Segment income (loss)	(3.9)	(11.4)	(21.1)	(0.9)	14.0	(23.3)

Total assets at 3/31/04	2,115.7	1,478.4	1,407.4		558.1	5,559.6

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

Effective January 1, 2005, Bowater is organized into four divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Canadian Forest Products Division, and the Pulp Division. The fifth division that existed in 2004, the Forest Products Division, was merged into the Newsprint and Canadian Forest Products Divisions and the Thunder Bay mill was moved from the Newsprint Division to the Coated and Specialty Papers Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate & Other Eliminations.” Therefore, the other three divisions are our reportable segments. Prior year results have been restated to facilitate comparisons to the 2005 presentation.

Newsprint Division

The Newsprint Division operates six manufacturing sites (including Ponderay Newsprint Company, an unconsolidated partnership) in the United States, Canada and South Korea. The principal product at these manufacturing sites is newsprint, but several of the sites also produce market pulp and uncoated specialty papers. This division has primary responsibility for the domestic and international marketing and sales of newsprint. The division also manages 1.0 million acres of owned or leased timberland in the United States and the Canadian province of Nova Scotia on which we have cutting rights. Effective January 1, 2005, the Thunder Bay mill became part of the Coated and Specialty Papers Division.

Coated and Specialty Papers Division

The Coated and Specialty Papers Division operates a manufacturing site that produces coated and uncoated specialty papers and market pulp and two Nuway coating facilities, all three located in the United States. This division also operates a manufacturing site in Canada which produces newsprint, specialty papers and market pulp. Effective January 1, 2005, the Thunder Bay mill became part of the Coated and Specialty Papers Division. This division has primary responsibility for the marketing and sales of the full spectrum of coated and uncoated specialty papers manufactured by Bowater. The division also manages 8.4 million acres of Crown-owned land in the Canadian province of Ontario on which we have cutting rights.

Canadian Forest Products Division

The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The division manages 0.4 million acres of owned or leased timberland and approximately 21.2 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. The division also operates twelve sawmills, supplies wood to four paper mills and seven sawmills, and is responsible for the marketing and sales of its timber and lumber production. Effective January 1, 2005, the sawmill operations of the Forest Products Division were merged into the Canadian Forest Products Division.

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

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data

Statements that are not reported financial results or other historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax and exchange rates. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those described under the caption “Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data” in Bowater’s annual report on Form 10-K for the year ended December 31, 2004, and from time to time, in Bowater’s other filings with the Securities and Exchange Commission. In addition, other risks could adversely affect us, as it is not possible for us to predict or assess all risks. We disclaim any obligation to publicly update or revise any forward-looking statements even if our situation changes in the future.

Information about industry or general economic conditions contained in this report are derived from third party sources (e.g. trade publications) that Bowater believes are widely accepted and accurate; however, Bowater has not independently verified this information and cannot provide assurances of its accuracy.

Accounting Policies and Estimates

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition on our unaudited Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in Bowater’s annual report on Form 10-K for the year ended December 31, 2004. Bowater’s critical accounting policies and estimates are described under the caption “Critical Accounting Policies and Estimates” in Item 7 of Bowater’s annual report on Form 10-K for the year ended December 31, 2004.

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

Overview of Financial Performance

Our net income for the first three months of 2005 was $0.9 million, as compared to a net loss of $32.5 million for the same period in 2004. Our cash flow from operating activities was lower than our capital spending and dividends, resulting in slightly higher debt levels. As a result, our total debt to capitalization ratio, calculated in accordance with our credit facilities, increased slightly to 59.8%.

During the first quarter of 2005, prices increased for all of our products, increasing our sales by $91.7 million as compared to the first quarter of 2004. Shipments also increased in lumber and coated and specialty papers. Our sales in the first quarter of 2005 were 12% higher than in the first quarter of 2004. However, our costs were also higher primarily due to the stronger Canadian dollar and higher recycled fiber, energy and labor costs. Our unit

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

manufacturing costs were up 6% in newsprint, 12% in market pulp and 8% in lumber. “Consolidated Results of Operations” on page 18 provides specifics regarding manufacturing cost changes during the first quarter of 2005.

We improved our product mix significantly during the first quarter of 2005. Shipments of higher value added coated and specialty papers increased by 10% as compared to the same period of 2004.

Newsprint demand in North America declined 7% in the first quarter of 2005 compared to the same period last year as a cyclical advertising recovery continued to be offset by conservation measures taken by publishers, reduced North American newspaper circulation and substitution between uncoated mechanical grades. Global demand for newsprint in the first quarter of 2005 was healthy. Coated mechanical demand in North America was essentially flat compared to the same period of 2004. Uncoated mechanical demand increased by 11.5% and supercalendered high gloss specialty paper demand increased by 7.5%. Global market pulp demand continues to be healthy. Overall, pulp and paper markets were stronger during the first quarter of 2005.

In the first quarter of 2005 we spent approximately $25 million on capital projects. We expect to spend approximately $170 million in 2005, compared to projected depreciation expense of $330 million. We believe that this level of spending is adequate to effectively maintain our manufacturing facilities. This level of capital expenditures excludes capital requirements for the conversion opportunities discussed below. We intend to direct any excess cash flows to reduce debt.

Outlook

Markets and prices for our products have improved. However, North American newsprint demand may continue to decline over the next few years and we expect our newsprint capacity to decline as we continue to shift production to coated and specialty grades. In particular, we have attractive opportunities for further investment to enhance our product mix by converting newsprint capacity to coated and uncoated specialty papers capacity at our Calhoun and Thunder Bay mills. We are currently reviewing marketing and engineering plans for these strategic initiatives. The timing of these initiatives will take into account our financial flexibility and debt reduction goals. Later this year, we expect to be in a position to announce whether or not we will proceed with these projects.

We believe our operations are positioned to deliver quality products and that capital reinvestment in the business can be held to acceptable levels. We expect to generate positive cash flows in the remainder of 2005, reducing debt and enhancing our financial flexibility. However, if pricing or demand fall significantly below our projections, our ability to generate sufficient cash flows may be adversely impacted and we may be required to seek additional external sources of capital. We believe our access to our credit facilities and the capital markets will be sufficient to provide for our requirements.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended
	March 31,
(In millions)	2005	2004	Change

Sales	$837.0	$745.3	$91.7
Operating income (loss)	36.8	(23.3)	60.1

Significant items that increased (decreased) operating income:
Net gain on fixed assets and land sales			$11.9
Product pricing			102.1
Distribution costs			(5.9)
Manufacturing costs			(46.1)
Selling and administrative expenses			(1.9)

			$60.1

Three months ended March 31, 2005 versus March 31, 2004

Sales increased in the first quarter of 2005 as compared to the first quarter of 2004 due primarily to higher transaction prices for all products and due to increased shipments of coated and specialty papers and lumber as further discussed in the “Product Line Information” section.

Operating income increased in the first quarter of 2005 as compared to the first quarter of 2004. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows:

Net gain on fixed assets and land sales relates primarily to land sales and the disposition or write-off of fixed assets. The increase is due to higher land sales in the first quarter of 2005 compared to the first quarter of 2004.

Product pricing for all of our major product groups was higher in the first quarter of 2005 as compared to the first quarter of 2004. Please refer to the discussion of “Product Line Information” for a more detailed analysis of product pricing and shipments.

Distribution costs were higher in the first quarter of 2005 as compared to the first quarter of 2004 as a result of increased shipments to export markets and increased fuel costs.

Manufacturing costs were higher in the first quarter of 2005 as compared to the first quarter of 2004 resulting from higher recycled fiber ($3.4 million) and wood costs ($7.3 million), increased chemical costs ($4.6 million), higher energy costs ($2.8 million), higher labor and repair materials costs ($8.0 million), and a stronger Canadian dollar ($21.4 million). These cost increases were partially offset by improved volumes ($5.2 million) and lower depreciation expense ($3.3 million).

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Division/Segments and Product Line Information

Bowater is organized by Division. Bowater also provides product line disclosures for informational purposes to our analysts and investors. The Divisions have operational responsibility over their group of operating assets. The Divisions also have sales responsibilities that overlap several of the Company’s operating Divisions/Segments. The matrix below depicts the various products that are manufactured by each of the Company’s operating Divisions/Segments and corresponding sales dollars for the three months ended March 31, 2005 and depicts the Division that is responsible for the sale of the product line for the entire company.

(In millions)
			Coated &		Canadian
			Specialty		Forest				Corporate and
	Newsprint		Papers		Products		Pulp		Other
Product Line	Division		Division		Division		Division		Eliminations	Total

Newsprint	$208.6	*	$40.2		$100.4		$—		$(9.3)	$339.9
Coated & Specialties	39.7		148.2	*	63.6		—		—	251.5
Pulp	56.1		87.0		—		—	*	(2.8)	140.3
Lumber	—		—		96.2	*	—		—	96.2
Other	4.9		0.1		6.1		—		(2.0)	9.1

	$309.3		$275.5		$266.3		$—		$(14.1)	$837.0

*	Indicates division responsible for the sale of product line for the entire company

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

Newsprint — Product Line

	Three Months Ended March 31,
	2005	2004

Sales (in millions)	$339.9	$326.5
Average prices (per metric ton)	$558	$504
Shipments (thousands of metric tons)	609.0	648.2
Downtime (thousands of metric tons)	41.4	38.7
Inventory at end of period (thousands of metric tons)	107.0	75.6

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 31, 2005, versus March 31, 2004

Our average newsprint transaction price for all markets was 10.7% higher in the first quarter of 2005 compared to the first quarter of 2004. The increase reflects the realization of price increases in the North American and International markets. Newsprint shipments decreased by 6% in the first quarter of 2005 primarily due to increases in specialty production. The market downtime is primarily attributable to an idled paper machine at our Thunder Bay mill (since late June 2003). We plan to take approximately 40,000 metric tons of market and maintenance downtime in the second quarter of 2005. We expect this market downtime to continue until market conditions improve. We will continue to match production to orders. Inventories increased during the first quarter of 2005 to support our expanding export markets.

We have announced a $35 per metric ton price increase for the domestic market effective June 1, 2005. Market conditions will determine whether we realize this increase.

Newsprint Third Party Data: In the first quarter of 2005, total U.S. demand and consumption of newsprint decreased 7.3% and 4.6%, respectively as compared to the same period last year. North American net exports of newsprint decreased 0.5% from first quarter 2004 levels. Total inventories (North American mills and users) at March 31, 2005 were 1.4 million metric tons, approximately 13,000 metric tons, or 0.9%, lower than the end of the first quarter 2004. At March 31, 2005 the days of supply at the U.S. daily newspapers was 43 days, unchanged from March 2004. Excluding idled capacity, the North American operating rate was 97% for the first quarter of 2005. Newspaper advertising linage declined 2.3% in March 2005 compared to March 2004 and declined 1.0% on a year-to-date basis.

Coated and Specialty Papers — Product Line

	Three Months Ended March 31,
	2005	2004

Sales (in millions)	$251.5	$195.9
Average prices (per short ton)	$675	$580
Shipments (thousands of short tons)	372.8	337.8
Downtime (thousands of short tons)	22.5	31.6
Inventory at end of period (thousands of short tons)	51.0	60.9

Three months ended March 31, 2005, versus March 31, 2004

Our average transaction price for coated paper was 18.1% higher in the first quarter of 2005 compared to the first quarter of 2004 due to the realization of price increases in 2004 and March 2005, as well as the addition of ultra-light weight coated grades to our mix. Our coated mechanical papers shipments increased 7.9% in the first quarter of 2005 as compared to the first quarter of 2004 due to strong market demand. Our average transaction price for specialty papers was 14.3% higher in the first quarter of 2005 compared to the first quarter of 2004 due to the realization of price increases in 2004. Our shipments of specialty papers increased 13.2% in the first quarter of 2005 compared to the first quarter of 2004 due to book market customers down-grading from traditional freesheet grades to mechanical specialties and retailer circular customers upgrading from newsprint to specialties. Market downtime in the first quarter of 2005 was at our Nuway facilities.

Effective April 1, 2005, Bowater announced price increases of $60 and $40 per short ton for selected supercalendered and uncoated mechanical products, respectively. Effective March 1, 2005, Bowater announced price increases of $60 per short ton across all coated grades.

Coated and Specialty Papers Third Party Data: U.S. magazine advertising pages increased 1.2% in the first quarter of 2005 compared to the first quarter of 2004 and catalog mailings (indicated by standard mail pieces) increased

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

8.2% in the fourth quarter of 2004 compared to the same period in 2003. North American demand for coated mechanical papers was flat in the first three months of 2005 compared to the first three months of 2004. North American demand for supercalendered high gloss papers and other uncoated mechanical papers was up 7.5% and up 12.0%, respectively, in the first three months of 2005 compared to the first three months of 2004.

Market Pulp

	Three Months Ended March 31,
	2005	2004

Sales (in millions)	$140.3	$137.2
Average prices (per metric ton)	$543	$485
Shipments (thousands of metric tons)	258.4	282.5
Downtime (thousands of metric tons)	10.3	5.0
Inventory at end of period (thousands of metric tons)	54.6	50.3

Three months ended March 31, 2005, versus March 31, 2004

Our average transaction price for market pulp was 12% higher in the first quarter of 2005 compared to the first quarter of 2004. The increase reflects the realization of price increases brought about by improved world supply and demand over the last three quarters of 2004 and first quarter of 2005. Temporary and permanent supply reductions in North America coupled with improved demand from paper makers combined to help improve market conditions. Shipments were lower during the first quarter of 2005 as a result of maintenance downtime and increased fiber consumption by several of our paper mills. Our Catawba, SC facility was down in the first quarter of 2005 for a scheduled maintenance, removing approximately 5,000 metric tons from production. Our market pulp inventories ended the first quarter of 2005 at 16 days supply. Generally, our inventories are below the industry average because our mills are geographically closer to the markets they serve. In the third quarter of 2005, our Coosa Pines facility will be down for scheduled maintenance, removing approximately 20,000 metric tons of production. As a result, we will increase our market pulp inventory prior to the shut. We believe our inventory levels are appropriate.

A $20 per metric ton price increase for both Northern and Southern Hardwood grades was announced to our North American customer base effective April 1, 2005.

Market Pulp Third Party Data: World demand for market pulp decreased in the first quarter of 2005 compared to the same period last year. World shipments were down 1.4% in the first quarter of 2005 compared to the same period in 2004. World producers shipped at 94% of capacity. World producer inventories have increased to 34 days supply, which is 2 days more than the corresponding period in 2004.

Lumber

	Three Months Ended March 31,
	2005	2004

Sales (in millions)	$96.2	$77.0
Average prices	$372	$315
Shipments (million board feet)	258.4	244.9
Downtime (million board feet)	48.3	67.1
Inventory at end of period (million board feet)	71.3	68.1

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 31, 2005, versus March 31, 2004

Lumber prices increased in the first quarter of 2005 as compared to the first quarter of 2004 as a result of market volatility and continued high demand which was fueled by record housing starts. Our lumber shipments increased 5.5% in the first quarter of 2005 due primarily to the increased output at our Maniwaki sawmill following completion of the modernization project in December 2003.

The Province of Québec has mandated that annual harvests of softwood timber on Crown-owned land must be reduced 20% below 2004 levels. The 20% reduction must be achieved, on average, for the three year period beginning April 1, 2005 and ending March 31, 2008. We do not expect that these requirements will have any material impact on our results of operations or financial condition in 2005. We are assessing the impact of these reductions for future years.

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

The Canadian government has appealed the duties to the World Trade Organization (WTO) and under the terms of the North American Free Trade Agreement (NAFTA) and requested that the duties be refunded. The final amount of CVD and ADD that may be assessed on Canadian softwood lumber imports into the U.S. will depend upon negotiations among the governments involved in the dispute or upon determinations made by the NAFTA, WTO or other adjudicatory panels to which the duties may be appealed. Until the dispute about the duties is resolved, we will continue to pay the duties as required by the DOC. To date, we have paid CV and AD duties of approximately $77.3 million. Should these duty rates be eliminated or decreased, a portion or all of the $77.3 million could be reversed into operating income in future periods.

Third party data: The U.S. housing starts increased 8.0% in the first quarter of 2005 as compared to the same period last year.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Divisional Performance

Newsprint Division

	Three Months Ended
	March 31,
(In millions)	2005	2004	Change

Sales	$309.3	$283.7	$25.6
Segment income (loss)	10.5	(3.9)	14.4

Significant items that increased (decreased) segment income (loss):
Product pricing			$30.3
Distribution costs			(2.3)
Manufacturing costs			(13.2)
Selling and administrative expenses			(0.4)

			$14.4

Three months ended March 31, 2005, versus March 31, 2004

Sales increased in the first quarter of 2005 as compared to the first quarter of 2004 primarily as a result of higher product pricing for newsprint ($21.0 million), market pulp ($5.3 million) and specialty papers ($3.1 million), and higher shipments of specialty papers ($10.0 million) and market pulp ($1.6 million). These product price and shipment increases were offset by lower shipments of newsprint ($15.2 million). See the previous discussion of product line results.

Segment income increased in the first quarter of 2005 primarily as a result of higher product pricing and shipments noted above. These product pricing improvements were partially offset by higher manufacturing costs. Manufacturing costs were higher as a result of higher prices for recycled fiber, energy, labor, and chemicals ($11.6 million) and a stronger Canadian dollar ($2.6 million), partially offset by improved wood costs ($1.0 million).

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Coated and Specialty Papers Division

	Three Months Ended
	March 31,
(In millions)	2005	2004	Change

Sales	$275.5	$247.3	$28.2
Segment income (loss)	1.6	(11.4)	13.0

Significant items that increased (decreased) segment income (loss):
Product pricing			$37.0
Distribution costs			(1.3)
Manufacturing costs			(22.5)
Selling and administrative expenses			(0.2)

			$13.0

Three months ended March 31, 2005, versus March 31, 2004

Sales increased in the first quarter of 2005 as compared to the first quarter of 2004 primarily as a result of increased product pricing in coated and specialty papers ($24.0 million), newsprint ($3.3 million) and market pulp ($9.7 million), partially offset by lower shipments of pulp ($11.4 million). See the previous discussion of product line results.

Segment income increased in the first quarter of 2005 as compared to the first quarter of 2004 primarily as a result of higher product pricing as discussed above, offset in part by higher manufacturing costs including higher costs ($11.1 million) for wood, fuel, chemicals, electricity and labor costs, a stronger Canadian dollar ($8.2 million) and repair materials associated with the first quarter maintenance outage at our Catawba facility. These increased manufacturing costs were offset by lower depreciation expense ($3.5 million).

Canadian Forest Products Division

	Three Months Ended
	March 31,
(In millions)	2005	2004	Change

Sales	$266.3	$215.2	$51.1
Segment income (loss)	1.8	(21.1)	22.9

Significant items that increased (decreased) segment income (loss):
Product pricing			$34.8
Distribution costs			(2.4)
Manufacturing costs			(8.5)
Selling and administrative expenses			(1.0)

			$22.9

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 31, 2005, versus March 31, 2004

Sales increased in the first quarter of 2005 as compared to the first quarter of 2004 as a result of higher product pricing for newsprint ($10.0 million), coated and specialty papers ($8.6 million), lumber ($15.4 million), and timber ($0.7 million) and higher shipments. See the previous discussion of product line results.

Segment income increased in the first quarter of 2005 as compared to the first quarter of 2004 primarily as a result of higher product pricing as discussed above. These improvements were offset by higher manufacturing costs and higher distribution costs. The higher manufacturing costs were due to a stronger Canadian dollar ($13.4 million) and higher wood costs ($5.7 million), partially offset by improved volumes ($5.9 million), lower power ($0.5 million), lower fuel ($1.6 million), lower repair materials ($1.0 million) and lower labor costs ($0.8 million).

Net Gain on Fixed Assets and Land Sales and Corporate & Other Eliminations

Net gain (loss) on fixed assets and land sales and corporate and other eliminations are included in order to reconcile division sales and segment income (loss) to our total sales and operating income (loss) on our Consolidated Statement of Operations.

	Three Months Ended
	March 31,
(In millions)	2005	2004	Change

Net gain (loss) on fixed assets and land sales	$11.0	$(0.9)	$11.9
Corporate & other eliminations:
Sales	(14.1)	(0.9)	(13.2)
Segment income	11.9	14.0	(2.1)

Net gain on fixed assets and land sales: During the three months ended March 31, 2005, Bowater recorded a net pre-tax gain of $11.0 million related primarily to the sale of approximately 3,700 acres of land and gains or losses on fixed assets. During the three months ended March 31, 2004, Bowater recorded a net pre-tax loss of $0.9 million related to land sales and gains or losses on fixed assets. The increase is primarily due to higher land sales in 2005 compared to 2004.

Corporate & other eliminations: The elimination of intersegment sales increased $13.2 million in the first quarter of 2005 versus the same period in 2004. Corporate income decreased $2.1 million in the first quarter of 2005 over the same period in 2004 due primarily to decreased gains on foreign currency hedges.

Interest and Other Income and Expenses

Interest expense increased $2.0 million from $48.2 million for the first quarter of 2004 to $50.2 million for the first quarter of 2005. This increase in both periods is primarily attributable to higher average debt balances and higher interest rates.

Other income increased $3.0 million from $1.2 million during the first quarter of 2004 to $4.2 million during the first quarter of 2005 primarily as a result of an increases in foreign currency exchange gains ($1.9 million), income from joint ventures ($0.6 million) and other miscellaneous income ($0.5 million) during the period. Bowater recorded a foreign exchange gain of $1.5 million during the first quarter of 2005 compared to a loss of $0.4 million for the same period of 2004. The majority of our exchange gain/loss amounts are attributable to the revaluation of unhedged foreign denominated assets and liabilities into United States dollars. For a further discussion of the effect of fluctuations in the Canadian – U.S. Dollar exchange rates, see “Canadian – U.S. Dollar Exchange Rate Fluctuation Effect on Earnings.”

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

Bowater’s effective tax rate for the first quarter of 2005 was 96.3% versus 48.8% for the first quarter of 2004. Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of special tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed locally. On consolidation, a portion of such gains and losses are eliminated but we are still impacted by the foreign taxes on such items. The rate for the first quarter of 2005 was impacted by certain foreign currency exchange gains on which Bowater provides no tax expense. The rates in both 2005 and 2004 were also influenced by permanent tax differences that are not dependent on pre-tax income (loss).

Due to the variability and volatility of foreign exchange rates we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.

Liquidity and Capital Resources

The primary components of our cash flows are as follows:

	Three Months
	Ended March 31,
(In millions)	2005	2004

Increase in cash and cash equivalents	$17.6	$16.2

Cash from (used for) operations	19.9	(21.0)
Net income (loss)	0.9	(32.5)
Adjustments to net (income) loss:
Depreciation	81.8	86.2
Deferred taxes	(10.5)	(37.5)
Net (gain) loss in land sales	(11.0)	0.9
Working capital:
Accounts receivable, net	(24.4)	(11.3)
Inventories	(25.6)	(9.1)
Income taxes receivable	7.3	—
Accounts payable and accrued liabilities	7.8	7.4
Income taxes payable	—	(18.7)

	(34.9)	(31.7)

Cash used for investing activities	(12.7)	(17.3)
Cash invested in fixed assets, timber and timberlands	(25.1)	(18.9)
Disposition of fixed assets, timberlands and note monetizations	12.4	1.6

Cash from financing activities	10.4	54.5
Short-term financing, net	23.0	(80.5)
Long-term financing, net	(3.1)	143.6
Dividends	(11.4)	(11.5)

Cash From Operations

Cash generated from operations increased $40.9 million from the first quarter of 2004 to the first quarter of 2005, due primarily to lower cash losses from operations. The lower cash losses in the first quarter of 2005 were

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

primarily the result of higher product pricing and increased production volumes, partially offset by higher manufacturing costs and lower shipments. See discussion of manufacturing costs, distribution costs and product pricing in the “Product Line Information” and “Divisional Performance” sections of our “Management’s Discussion and Analysis.”

Working capital in the first quarter of 2005 was negatively impacted by an increase in accounts receivable primarily from higher pricing and timing of collection of our receivables and higher inventory levels to support export markets. These working capital changes were partially offset by an increase in accounts payable and accrued liabilities primarily due to the timing of payments and income tax refunds received. Working capital in 2004 was negatively impacted by an increase in accounts receivable primarily from higher pricing and timing of collection of our receivables, higher inventory levels in our specialty paper and lumber product lines, and reductions in our income taxes payable. These working capital changes were partially offset by an increase in accounts payable and accrued liabilities primarily due to the timing of payments.

Cash Used for Investing Activities

Cash used for investing activities totaled $12.7 million and $17.3 million for the first three months of 2005 and 2004, respectively. The decrease in cash used for investing activities during the first three months of 2005 is due primarily to increased proceeds from land sales, offset partially by increased capital expenditures. For 2005, capital expenditures primarily have been, and will continue to be, for compliance and maintenance requirements. We expect capital expenditures to be approximately $170 million in 2005. This level of capital expenditures excludes capital requirements for the conversion opportunities discussed in the “Outlook” section on page 17 of this report.

Cash From Financing Activities

Cash generated from financing activities totaled $10.4 million and $54.5 million for the first three months of 2005 and 2004, respectively. Bowater paid cash dividends of $11.4 million and increased its net short term borrowings by $23.0 million in the first three months of 2005.

Cash generated from financing activities in the first three months of 2004 includes the sale of $250.0 million of registered notes that are due March 15, 2010. We received net proceeds from the notes of $246.2 million which were used to pay amounts outstanding under the short-term bank debt credit facilities ($146.2 million) and the three-year term loan ($100.0 million). Bowater paid cash dividends of $11.5 million in the first three months of 2004.

We intend to continue the payment of a quarterly dividend in 2005 at a quarterly dividend rate of $0.20 per share. This dividend equates to a use of cash of approximately $46 million annually.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Arrangements:

As of March 31, 2005, Bowater had available borrowings on our short-term bank debt — credit facilities as follows:

					Weighted
					Average
			Commitment		Interest
Short-Term Bank Debt	Commitment	Amount Outstanding	Available(1)	Termination Date	Rate
		(in millions except for dates and interest rates)
Revolving credit facility (2)	$435.0	$—	$342.7	04/07	—%
364-day Accounts Receivable Securitization Arrangement (3)	200.0	96.0	79.0	12/05	2.81%

	$635.0	$96.0	$421.7

(1)	The commitment available under the Revolving credit facility is subject to covenant restrictions described on pages 28 – 29 of this Form 10-Q and is reduced by outstanding letters of credit of $92.3 million.

(2)	Borrowings under the revolving credit facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt.

(3)	The amount that can be borrowed at any time under our 364-day accounts receivables securitization arrangement depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin.

At the end of the quarter, we had ample room under the various financial covenant tests in our revolving credit facility. However, in April, to be conservative, we adjusted the financial covenant tests in our revolving credit facility. These various covenants, as amended, including requirements to maintain a minimum consolidated net worth (generally defined as common shareholders’ equity, excluding hedging gains in place as of December 31, 2003, plus any outstanding preferred stock plus minimum pension liability amounts) of $1.4 billion, a maximum 65.0% ratio of total debt to total capital (defined as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts), and to maintain an annual minimum EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items, plus income taxes plus depreciation plus net interest expense) of $250.0 million measured quarterly beginning March 31, 2005, through December 31, 2005 and $400.0 million at the end of each quarter thereafter. If we generate net income, the minimum net worth requirement increases by half of our consolidated net income for each fiscal quarter, excluding gains from cash flow hedges in place as of December 31, 2003. At March 31, 2005, our consolidated net worth was approximately $1,585.4 million, and, calculated in according to our credit facility’s guidelines, our ratio of total debt to total capital was 59.8% and our trailing-twelve-months EBITDA was $435.4 million.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reconcile EBITDA and debt as a percentage of total capitalization, as calculated according to our credit facility’s guidelines, to our financial statements. We use these measures, and believe they are useful because of their relevance to our credit facility. The following table reconciles EBITDA as calculated according to our credit facility’s guidelines to the line on our Consolidated Statement of Operations entitled “Net income (loss)”:

	Quarters Ended
					Rolling 4
(Unaudited, in millions)	6/30/2004	9/30/2004	12/31/2004	3/31/2005	Qtrs

Net income (loss)	$(1.3)	$(18.1)	$(35.2)	$0.9	$(53.7)
Provision for income tax expense (benefit)	(22.9)	12.0	(10.1)	(7.8)	(28.8)
Depreciation, amortization and cost of timber harvested	84.9	83.0	81.1	81.8	330.8
Interest expense, net of capitalized interest	49.9	48.4	48.8	50.2	197.3
Interest income	(1.1)	(1.1)	(1.0)	(1.1)	(4.3)

EBITDA	$109.5	$124.2	$83.6	$124.0	$441.3

Adjustments:
Severance	—	—	8.7	—	8.7
Minority interest in net income (loss) of subsidiaries	(1.0)	0.8	(3.3)	(1.2)	(4.7)
Foreign exchange (gain) loss	(1.7)	1.2	(2.9)	(1.5)	(4.9)
Income from joint venture	(1.4)	(1.7)	(1.2)	(0.7)	(5.0)

	(4.1)	0.3	1.3	(3.4)	(5.9)

EBITDA, as calculated according to our credit facility’s guidelines	$105.4	$124.5	$84.9	$120.6	$435.4

A reconciliation of the GAAP items to the calculation of total debt as a percentage of total capitalization, in accordance with our credit facility, is as follows:

(in millions, except ratios)	March 31, 2005

Total debt	$2,531.7
Less: Revaluation of debt	(74.6)

Total debt, per credit facilities	$2,457.1

Capitalization:
Total shareholders’ equity	$1,472.6
Total debt	2,531.7
Minority interest	67.1
Less: Revaluation of debt	(74.6)
Plus: Additional minimum pension liability	112.8

Total capitalization, per credit facilities	$4,109.6

Total debt as a percentage of total capitalization in accordance with credit facilities	59.8%

Total debt as a percentage of total capitalization, in accordance with GAAP	62.2%

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

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In April 2005, Moody’s and S&P affirmed Bowater’s credit ratings of Ba3 with a negative outlook and BB with a stable outlook, respectively. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on Bowater’s highest credit rating. Any reduction in the highest rating will increase our cost of borrowing. In addition to higher interest rates, although further downgrades would have no material impact on availability under our present debt and credit agreements, it could impact our access to and cost of capital and financial flexibility in the future.

Employees

As of March 31, 2005, Bowater employed 8,000 people, of whom 5,600 were represented by bargaining units. Labor agreements covering approximately 2,200 employees at five of our six Canadian paper mills expired on April 30, 2004. These employees are represented predominantly by the Communications, Energy and Paper Union (“CEP”). The CEP negotiated with Abitibi Consolidated Inc. as the “target” company for the region and they reached a five-year collective bargaining agreement, which was ratified on July 16, 2004. Traditionally, agreements reached with the target company have been the basis for other agreements in the region. The Company has completed negotiations at the local mill level and has begun negotiations on the main economic issues at the group level. The union recently announced that a strike vote has been taken. The results of the strike vote have not yet been announced. Strike votes are not uncommon and do not necessarily reflect that a strike will occur. At the Company’s request, the negotiations adjourned the week of April 18, 2005 to allow both sides to review current positions and progress achieved thus far. We expect negotiations to resume later this quarter.

During the first quarter of 2005, labor agreements covering approximately 150 employees at 3 of our sawmills expired. In April 2005, a labor agreement covering approximately 200 employees at our Donnacona facility expired. The wage portion of the labor agreement covering approximately 150 employees at our Mokpo, Korea facility expires in July 2005.

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

We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. At March 31, 2005 we had $561 million of Canadian dollar contracts outstanding, however, we are not currently entering into new hedging agreements. Under the exchange rates, hedging levels and operating conditions that existed during the three months ended March 31, 2005, for every one-cent change in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for the three months ended March 31, 2005 would have been impacted by approximately $1.6 million, or approximately $7.0 million for the full year 2005. For a description of our hedging activities, see Note 9 to the Notes to Consolidated Financial Statements included in this quarterly report.

Canadian Dollar Hedging Program

At March 31, 2005, we had approximately $81.4 million of unrealized gains recorded on our Canadian dollar hedging program compared to approximately $123.0 million of unrealized gains at December 31, 2004. These

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

unrealized gains are classified in “Other current assets” or “Other assets” in our Consolidated Balance Sheet depending on the maturity date of the hedging contract.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the S.E.C. announced a delay in the effective date of SFAS 123R. Therefore, the accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of 2006 and are currently evaluating the effect that the adoption of FASB 123R will have on our financial position and results of operation.

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

BOWATER INCORPORATED AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have updated the disclosure concerning our Canadian dollar forward contracts, which is included in Note 9 to the Notes to Consolidated Financial Statements included in this quarterly report. For information about the effect of Canadian-U.S. dollar exchange rate fluctuations on our manufacturing costs and Canadian dollar denominated liabilities, see the section entitled “Canadian-U.S. Dollar Exchange Rate Fluctuation Effect on Earnings.”

Interest Rate Risk

We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank and long-term debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain a mix of fixed rate and variable rate borrowings. At March 31, 2005, we had $2,152.2 million of fixed rate long-term debt and $379.5 million of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our short and long-term variable rate debt at March 31, 2005, of $379.5 million, a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $1.0 million.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures:

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

(b) Changes in Internal Control over Financial Reporting:

In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BOWATER INCORPORATED AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

a.	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

b.	There have been no material developments to the legal proceedings described in our annual report on Form 10-K filed on March 16, 2005.

Item 6. Exhibits

     (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1	Outside Directors’ Stock-Based Deferred Fee Plan, effective as of May 11, 2005.
10.2	Fourth Amendment dated as of March 23, 2005 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated February 26, 1999
10.3	Amendment No. 1 dated as of April 4, 2005, between Bowater Incorporated and Bowater Canadian Forest Products Inc. (as Borrowers) and JPMorgan Chase Bank, The Bank of Nova Scotia and certain lenders.
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

On March 24, 2005, the Company furnished a report on Form 8-K announcing its adoption of an Outside Directors’ Stock-Based Deferred Fee Plan, under Item 1.

On January 27, 2005, the Company furnished a report on Form 8-K announcing its earnings for the fourth quarter of 2004 and for the year ended December 31, 2004, under items 2 and 9.

On January 18, 2005, the Company furnished a report on Form 8-K announcing the date for release of fourth quarter and full-year 2004 financial results, under items 2 and 9.

BOWATER INCORPORATED AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED

	By	/s/ William G. Harvey

William G. Harvey
Senior Vice President and Chief Financial Officer

	By	/s/ Michael F. Nocito

Michael F. Nocito
Vice President and Controller

Dated: May 9, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Outside Directors’ Stock-Based Deferred Fee Plan, effective as of May 11, 2005.
10.2	Fourth Amendment dated as of March 23, 2005 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated February 26, 1999
10.3	Amendment No. 1 dated as of April 4, 2005, between Bowater Incorporated and Bowater Canadian Forest Products Inc. (as Borrowers) and JPMorgan Chase Bank, The Bank of Nova Scotia and certain lenders.
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.