Form 10-Q
period 2005-06-30
BOWATER INC
filed 2005-08-05
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 1-8712
BOWATER INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	62-0721803 (I.R.S. Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2005.

Class	Outstanding at August 4, 2005
Common Stock, $1.00 Par Value	55,922,574 Shares

BOWATER INCORPORATED
I N D E X

Page
Number
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2005, and 2004	3

Consolidated Balance Sheet at June 30, 2005 and December 31, 2004	4

Consolidated Statement of Capital Accounts for the Six Months Ended June 30, 2005	5

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7 – 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 6. Exhibits	35

SIGNATURES	36

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in millions of US dollars except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Sales	$897.5	$788.0	$1,734.5	$1,533.3
Cost of sales, excluding depreciation, amortization and cost of timber harvested	642.5	577.3	1,250.1	1,144.8
Depreciation, amortization and cost of timber harvested	81.6	84.9	163.4	171.1
Distribution costs	89.4	79.4	172.3	156.4
Selling and administrative expense	41.1	31.8	80.0	68.8
Asset impairment	11.9	—	11.9	—
Net gain on sale of assets	9.8	5.1	20.8	4.2

Operating income (loss)	40.8	19.7	77.6	(3.6)

Other expense (income)
Interest income	(1.1)	(1.1)	(2.2)	(2.1)
Interest expense, net of capitalized interest	49.3	49.9	99.5	98.1
Other, net	1.3	(3.9)	(2.9)	(5.1)

	49.5	44.9	94.4	90.9

Loss before income taxes and minority interests	(8.7)	(25.2)	(16.8)	(94.5)

Income tax benefit	(5.6)	(22.9)	(13.4)	(56.7)
Minority interests in net income (loss) of subsidiaries	0.5	(1.0)	(0.7)	(4.0)

Net loss	(3.6)	(1.3)	(2.7)	(33.8)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(0.6)	(1.8)	(1.2)	(2.6)
Minimum pension liability adjustments	0.2	1.8	0.5	2.0
Net change in derivative instruments	(18.3)	(34.7)	(44.1)	(53.0)

Comprehensive loss	$(22.3)	$(36.0)	$(47.5)	$(87.4)

Basic loss per common share	$(0.06)	$(0.02)	$(0.05)	$(0.59)

Diluted loss per common share	$(0.06)	$(0.02)	$(0.05)	$(0.59)

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, in millions of US dollars)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$51.0	$29.7
Accounts receivable, net	446.4	377.0
Inventories	333.8	327.9
Unrealized gain on hedged transactions	49.3	100.2
Other current assets	57.6	67.9

Total current assets	938.1	902.7

Timber and timberlands	185.8	186.2
Fixed assets, net	3,168.4	3,301.1
Goodwill	828.2	828.2
Other assets	217.6	240.7

Total assets	$5,338.1	$5,458.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$20.7	$14.0
Short-term bank debt	105.0	73.0
Accounts payable and accrued liabilities	444.4	458.4
Dividends payable	11.2	11.2

Total current liabilities	581.3	556.6

Long-term debt, net of current installments	2,400.4	2,427.9
Pension, other post-retirement benefits and other long-term liabilities	492.1	495.2
Deferred income taxes	358.0	403.4
Minority interests in subsidiaries	67.5	68.5

Shareholders’ equity:

Common stock, $1 par value. Authorized 100,000,000 shares; issued 67,529,294 and 67,438,584 shares at June 30, 2005 and December 31, 2004, respectively	67.5	67.4
Exchangeable shares, no par value. Unlimited shares authorized; 1,434,445 and 1,466,358 outstanding at June 30, 2005 and December 31, 2004, respectively	68.1	69.7
Additional paid-in capital	1,621.6	1,618.3
Retained earnings	240.9	266.5
Unearned compensation	—	(0.1)
Accumulated other comprehensive loss	(73.4)	(28.6)
Treasury stock, at cost, 11,606,382 and 11,608,385 shares at June 30, 2005 and December 31, 2004, respectively	(485.9)	(485.9)

Total shareholders’ equity	1,438.8	1,507.3

Total liabilities and shareholders’ equity	$5,338.1	$5,458.9

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
For The Six Months Ended June 30, 2005
(Unaudited, in millions of US dollars except per-share amounts)

						Accumulated
			Additional			Other
	Common	Exchangeable	Paid-in	Retained	Unearned	Comprehensive	Treasury
	Stock	Shares	Capital	Earnings	Compensation	Loss	Stock
Balance at December 31, 2004	$67.4	$69.7	$1,618.3	$266.5	$(0.1)	$(28.6)	$(485.9)

Retraction of exchangeable shares (31,913 shares issued and exchangeable shares retracted)	—	(1.6)	1.6	—	—	—	—

Net loss	—	—	—	(2.7)	—	—	—

Dividends ($0.40 per share)	—	—	—	(22.9)	—	—	—

Foreign currency translation	—	—	—	—	—	(1.2)	—

Stock options exercised (69,000) shares)	0.1	—	1.8	—	—	—	—

Tax benefit on exercise of stock options	—	—	0.3	—	—	—	—

Pension plan additional minimum liability, net of tax provision of $0.3	—	—	—	—	—	0.5	—

Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (2,003 shares)	—	—	—	—	—	—	—

Amortization of unearned compensation	—	—	—	—	0.1	—	—

Restricted stock cancellation (10,203 shares)	—	—	(0.4)	—	—	—	—

Unrealized loss on hedged transactions, net of tax benefit of $27.1	—	—	—	—	—	(44.1)	—

Balance at June 30, 2005	$67.5	$68.1	$1,621.6	$240.9	$—	$(73.4)	$(485.9)

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in millions of US Dollars)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2.7)	$(33.8)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and cost of timber harvested	163.4	171.1
Asset impairment charge	11.9	—
Deferred income taxes	(18.8)	(61.8)
Amortization of unearned compensation	0.1	0.5
Minority interests in net loss of subsidiaries	(0.7)	(4.0)
Net gain on fixed assets and land sales	(20.8)	(4.2)
Changes in working capital:
Accounts receivable, net	(69.4)	(36.1)
Inventories	(5.9)	6.2
Income taxes receivable	3.1	—
Accounts payable and accrued liabilities	(6.9)	12.3
Income taxes payable	—	(27.2)
Other, net	(1.9)	(1.3)

Net cash from operating activities	51.4	21.7

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(50.1)	(38.9)
Disposition of assets, including timber and timberlands	23.0	7.3

Net cash used for investing activities	(27.1)	(31.6)

Cash flows from financing activities:
Cash dividends, including minority interests	(22.9)	(23.2)
Short-term financing	340.0	389.8
Short-term financing repayments	(308.0)	(479.2)
Long-term financing	—	245.9
Payments of long-term debt	(14.0)	(113.8)
Stock options exercised	1.9	5.2

Net cash from (used for) financing activities	(3.0)	24.7

Net increase in cash and cash equivalents	21.3	14.8

Cash and cash equivalents at beginning of year	29.7	19.4

Cash and cash equivalents at end of period	$51.0	$34.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest of $0.2 and $0	$94.3	$98.3
Income taxes	$—	$30.5
See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bowater Incorporated and subsidiaries (“Bowater”). The consolidated balance sheet as of June 30, 2005, and the related statements of operations, capital accounts and cash flows for the periods ended June 30, 2005 and 2004 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2005 presentation. The reclassifications had no effect on total shareholders’ equity or net loss.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions, except per-share amounts)	2005	2004	2005	2004

Net loss as reported:	$(3.6)	$(1.3)	$(2.7)	$(33.8)
Add: Stock-based compensation expense included in net loss, net of related tax effects	—	0.1	—	0.3
Deduct: Stock-based compensation expense determined under fair value based methods, net of related tax effects	(1.4)	(1.8)	(2.9)	(3.6)

Pro forma net loss	$(5.0)	$(3.0)	$(5.6)	$(37.1)

Loss per share:
Basic, as reported	$(0.06)	$(0.02)	$(0.05)	$(0.59)
Basic, pro forma	(0.09)	(0.05)	(0.10)	(0.65)

Diluted, as reported	$(0.06)	$(0.02)	$(0.05)	$(0.59)
Diluted, pro forma	(0.09)	(0.05)	(0.10)	(0.65)

BOWATER INCORPORATED
Notes to Consolidated Financial Statements—Unaudited
The fair value of each option granted in the three and six months ended June 30, 2005 and 2004, was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions below.

	Six Months Ended
	June 30,
	2005	2004

Assumptions:
Dividend yield	2.2%	1.8%
Expected volatility	29.0%	30.6%
Risk-free interest rate	4.0%	3.4%
Expected option lives in years	7.2	6.8

Weighted average fair value of each option	$11.16	$13.88

In January 2005 and 2004, respectively, Bowater granted 740,750 and 862,000 options pursuant to its 2002 stock option plan at an exercise price of $37 and $45 per share, respectively. In May 2005, Bowater granted an additional 15,000 options pursuant to its 2002 stock option plan at an exercise price of $32 per share. The options generally become exercisable over a period of two years and expire 10 years from date of grant.
3. Asset Impairment
During the second quarter of 2005, Bowater management decided to permanently shut the original line at Benton Harbor. This was based on the significant capital spending that would be required for the original line to meet the quality standards of our two newer Nuway lines and because the facility’s infrastructure would not support a restart given the recent record production of the new Benton Harbor line. This permanent shut resulted in a one time non-cash asset impairment charge of $11.9 million. This permanent shut will not have a negative impact on our current operations as the original line had been idled since the third quarter of 2002. For segment reporting purposes, this impairment charge is included in our Coated and Specialty Papers Division.
4. Inventories

	June 30,	December 31,
(Unaudited, in millions)	2005	2004

At lower of cost or market:
Raw materials	$85.4	$87.9
Work in process	24.6	23.1
Finished goods	120.3	112.7
Mill stores and other supplies	114.2	114.9

	344.5	338.6
Excess of current cost over LIFO inventory value	(10.7)	(10.7)

	$333.8	$327.9

5. Other (Income) Expense
“Other, net” in the Consolidated Statement of Operations includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2005	2004	2005	2004

Foreign exchange (gain) loss	$3.3	$(1.7)	$1.8	$(1.3)
Income from joint venture	(1.1)	(1.4)	(1.8)	(1.5)
Miscellaneous income	(0.9)	(0.8)	(2.9)	(2.3)

	$1.3	$(3.9)	$(2.9)	$(5.1)

BOWATER INCORPORATED
Notes to Consolidated Financial Statements—Unaudited
6. Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet are as follows:

	June 30,	December 31,
(Unaudited, in millions)	2005	2004

Pension plan additional minimum liabilities (1)	$(112.6)	$(113.1)
Foreign currency translation (2)	7.0	8.2
Unrealized gain on hedging transactions (3)	32.2	76.3

	$(73.4)	$(28.6)

(1)	Net of deferred tax benefit of $65.2 million and $65.5 million, respectively.

(2)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(3)	Net of deferred tax expense of $19.6 million and $46.7 million, respectively.
7. Loss Per Share
Basic and diluted loss per share are based on net loss and do not include any impact from “Other comprehensive loss.”

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions, except per-share amounts)	2005	2004	2005	2004

Basic computation:
Basic loss available to common shareholders	$(3.6)	$(1.3)	$(2.7)	$(33.8)

Basic weighted average shares outstanding	57.4	57.2	57.3	57.1

Basic loss per common share	$(0.06)	$(0.02)	$(0.05)	$(0.59)

Diluted computation:
Diluted loss available to common shareholders	$(3.6)	$(1.3)	$(2.7)	$(33.8)

Basic weighted average shares outstanding	57.4	57.2	57.3	57.1
Effect of dilutive securities:
Options	—	—	—	—

Diluted weighted average shares outstanding	57.4	57.2	57.3	57.1

Diluted loss per common share	$(0.06)	$(0.02)	$(0.05)	$(0.59)

The dilutive effect of options outstanding is calculated using the treasury stock method. Options for approximately 5.1 million shares outstanding at June 30, 2005, and 4.7 million shares outstanding at June 30, 2004 were excluded in the calculation of diluted earnings per share as the impact would have been antidilutive.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements—Unaudited
8. Pension and Postretirement Expense
The components of net periodic benefit costs relating to Bowater’s pension and other postretirement plans are as follows for the three and six-months ended June 30, 2005 and 2004:
Pension Plans:

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$9.3	$9.6	$18.5	$19.1
Interest cost	28.5	27.3	57.2	54.6
Expected return on plan assets	(28.0)	(27.1)	(56.3)	(54.2)
Amortization of prior service cost	0.4	0.5	0.9	1.0
Recognized net actuarial loss	4.1	3.2	8.1	6.4

Net periodic benefit cost	$14.3	$13.5	$28.4	$26.9

Other Postretirement Plans:

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$1.1	$1.2	$2.3	$2.4
Interest cost	4.4	4.4	8.7	8.9
Amortization of prior service cost	(1.3)	(1.6)	(2.7)	(3.1)
Recognized net actuarial loss	2.1	2.7	4.3	5.3

Net periodic benefit cost	$6.3	$6.7	$12.6	$13.5

9. Commitments and Contingencies
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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
10.	Financial Instruments

Bowater utilizes certain derivative instruments to enhance its ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those positions. We do not enter into contracts for speculative purposes; however, we do, from time to time enter into commodity and certain forward contracts that are not accounted for as accounting hedges. On the date in which the derivative contract is entered, we designate the derivative as a cash flow hedge.

We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to United States and Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows at the Canadian mill operations.

The components of the cash flow hedges included in “Accumulated other comprehensive loss” for the three and six-months ended June 30, 2005 and 2004 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions)	2005	2004	2005	2004

Gains reclassified to earnings on matured cash flow hedges	$(22.2)	$(26.4)	$(56.8)	$(58.3)
Unrealized gain (loss) for change in value on unmatured cash flow hedges	(7.4)	(29.5)	(14.4)	(27.2)

	(29.6)	(55.9)	(71.2)	(85.5)
Income tax benefit	11.3	21.2	27.1	32.5

Net decrease in “Accumulated other comprehensive loss”	$(18.3)	$(34.7)	$(44.1)	$(53.0)

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

		Net Asset		Range Of
	Notional		Fair	U.S.$/CDN$
June 30, 2005	Amount of	Carrying	Market	Exchange
(Unaudited, in millions of U.S. dollars)	Derivatives	Amount	Value	Rates

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2005	$238.0	$31.5	$31.5	.7489-.6942
Due in 2006	183.0	20.3	20.3	.7609-.7124

	$421.0	$51.8	$51.8

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
In order to reduce our exposure to exchange rate fluctuations on our Canadian dollar denominated long-term debt, we periodically enter into Canadian dollar forward contracts. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly and gains or losses are included in “Other, net” in our Consolidated Statement of Operations. The Canadian dollar forward contracts in effect during the first quarter matured on March 30, 2005, and we did not enter into any new Canadian dollar forward contracts. We recognized a gain of $0.9 million for the six-months ended June 30, 2005, as a result of these contracts.

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions and no one financial institution has more than 23% of our derivative financial instruments. Therefore, the risk of counterparty nonperformance is considered to be remote.

11.	Off-Balance Sheet Debt Guarantees

Bowater has off-balance sheet debt guarantees of approximately $33.7 million at June 30, 2005, with $24.8 million related to Ponderay Newsprint Company and $8.9 million related to Timber Note Holdings LLC, one of our QSPEs.

Bowater has a 40% interest in Ponderay Newsprint Company, an unconsolidated partnership. Ponderay has a credit facility which is comprised of a term loan and a revolving credit facility. The term loan balance at June 30, 2005 was $62.0 million and is guaranteed by the partners of Ponderay. Bowater guarantees 40% or $24.8 million of this term loan. The revolving credit facility has commitments from the lender for $25 million. This revolving credit facility is not guaranteed by the partners. At June 30, 2005, there is a $10 million letter of credit reducing this commitment. There are no other drawings on this facility. Ponderay’s outstanding balance on the term loan is reduced annually by its excess cash flows as defined in the credit facility and, although the final balance is due at maturity on April 12, 2006, we believe that Ponderay intends to renew this facility. The term loan cannot be increased once paid down, therefore, Bowater’s guarantee is reduced as the outstanding balance is reduced. Bowater would be required to perform on the guarantee if Ponderay were to default on its credit facility and Ponderay’s assets, which collateralize the debt, were insufficient to pay off the credit facility. Ponderay was in compliance with all its debt covenants as of June 30, 2005. Ponderay’s total assets and liabilities at June 30, 2005, were approximately $158 million and $80 million (which includes the above mentioned debt), respectively.

In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs. Bowater currently guarantees approximately $8.9 million of the investor notes principal balance. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $39 million and obligations of approximately $36 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable.

12.	Segment Information

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
newsprint division
The Newsprint Division operates six manufacturing sites (including Ponderay Newsprint Company, an unconsolidated partnership) in the United States, Canada and South Korea. The principal product at these manufacturing sites is newsprint, but several of the sites also produce market pulp and uncoated specialty papers. This division has primary responsibility for the domestic and international marketing and sales of newsprint. The division also manages 1.0 million acres of owned or leased timberland in the United States and the Canadian province of Nova Scotia on which we have cutting rights. Effective January 1, 2005 the Thunder Bay mill became part of the Coated and Specialty Papers Division.
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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
The following tables summarize information about segment profit and loss for the three and six-month periods ended June 30, 2005 and 2004 and segment assets as of June 30, 2005 and 2004:

		Coated		Net Gain
		and	Canadian	on Fixed
Three Months Ended		Specialty	Forest	Assets	Corporate/
June 30, 2005	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations	Total

Sales- external customers	$328.2	$289.5	$282.3	$—	$(2.5)	$897.5

Segment income (loss)	19.0	8.0	4.9	9.8	(0.9)	40.8

Total assets at 6/30/05	2,055.6	1,389.3	1,388.8	—	504.4	5,338.1

		Coated		Net Gain
		and	Canadian	on Fixed
Three Months Ended		Specialty	Forest	Assets	Corporate/
June 30, 2004	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations	Total

Sales- external customers	$289.4	$259.9	$241.5	$—	$(2.8)	$788.0

Segment income (loss)	1.9	(1.6)	3.6	5.1	10.7	19.7

Total assets at 6/30/04	2,098.0	1,462.6	1,393.6	—	498.5	5,452.7

		Coated		Net Gain
		and	Canadian	on Fixed
Six Months Ended		Specialty	Forest	Assets	Corporate/
June 30, 2005	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations	Total

Sales- external customers	$637.5	$565.0	$539.7	$—	$(7.7)	$1,734.5

Segment income	29.5	9.6	6.7	20.8	11.0	77.6

		Coated		Net Gain
		and	Canadian	on Fixed
Six Months Ended		Specialty	Forest	Assets	Corporate/
June 30, 2004	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations	Total

Sales- external customers	$573.1	$507.2	$459.1	$—	$(6.1)	$1,533.3

Segment income (loss)	(2.2)	(13.0)	(18.5)	4.2	25.9	(3.6)

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Organization
Effective January 1, 2005, Bowater is organized into four divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Canadian Forest Products Division, and the Pulp Division. The fifth division that existed in 2004, the Forest Products Division, was merged into the Newsprint and Canadian Forest Products Divisions and the Thunder Bay mill was moved from the Newsprint Division to the Coated and Specialty Papers Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate & Other Eliminations.” Therefore, the other three divisions are our reportable segments. Prior year results have been restated to facilitate comparisons to the 2005 presentation. For further information regarding our segments, see Note 12 (Segment Information) of the Notes to the Consolidated Financial Statements included in this quarterly report.
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
Overview of Financial Performance
Our net loss for the second quarter of 2005 was $3.6 million, as compared to a net loss of $1.3 million for the same period in 2004. Our cash flow from operating activities was slightly lower than our capital spending and dividends, however, we sold $11 million of land, resulting in debt, net of cash, reducing by $9 million. Our total debt to capitalization ratio, calculated in accordance with our credit facilities, increased slightly to 60.3%.
During the second quarter of 2005, prices rose for all of our products and shipments also increased in newsprint, lumber and coated and specialty papers. Our sales in the second quarter of 2005 were $109.5 million or 14% higher than the second quarter of 2004. However, our costs were also higher primarily due to the stronger Canadian dollar and higher energy and wood costs. Our unit manufacturing costs were up 7% in newsprint, 8% in market pulp, 4% in coated and specialty papers and 1% in lumber. “Consolidated Results of Operations” on page 17 provides specifics regarding manufacturing cost changes during the first quarter of 2005.
We improved our product mix significantly during the second quarter of 2005. Shipments of higher-margin coated and specialty papers increased by 6% as compared to the same period of 2004.
Newsprint demand in North America declined 6% in the second quarter of 2005 compared to the same period last year as a result of conservation measures taken by publishers, reduced North American newspaper circulation and substitution by other uncoated mechanical grades. Coated mechanical demand in North America declined 3% compared to the same period of 2004, partially due to reduced supply because of significant work stoppages at several competitors. Uncoated mechanical demand increased by 4% and supercalendered high gloss specialty paper demand increased by 10%. Global market pulp demand was flat.
In the second quarter of 2005, we spent approximately $25 million on capital projects. We expect to spend approximately $170 million in 2005, compared to projected depreciation expense of $330 million. We believe that this level of spending is adequate to effectively maintain our manufacturing facilities and support the conversion project at our Calhoun mill, as noted below. This level of capital expenditures excludes capital requirements for the conversion opportunity at our Thunder Bay mill, as noted below. We intend to direct any excess cash flows to reduce debt.
Outlook
Markets and prices for our products have improved over the last several years. However, we believe that North American newsprint demand could decline over the next few years. Our newsprint capacity will also decline as we continue to shift production to coated and specialty grades. Specifically, our Board of Directors recently approved an $80 million investment to convert approximately 200,000 metric tons of annual newsprint production at our Calhoun mill to higher-margin specialty grades. The project is expected to be completed by mid-2006. The specialty grades to be produced will focus on the growing direct mail and related advertising markets. After the project is completed, we anticipate that the Calhoun site, which once produced 730,000 tons of newsprint annually, will produce 465,000 tons of specialty grades and 300,000 tons of newsprint annually.
In addition to the conversion at Calhoun, we have an opportunity to convert newsprint production to high margin light-weight coated grades at our Thunder Bay mill. Any implementation of this initiative would take into account our financial flexibility and debt reduction goals as well as the long term competitive outlook of the site. Later this year, we expect to be in a position to announce whether or not we will proceed with this project.
We believe our operations are positioned to deliver quality products and that capital reinvestment in the business can be held to acceptable levels. We expect to generate positive cash flows in the remainder of 2005, reducing debt and enhancing our financial flexibility. However, if pricing or demand fall significantly below our projections, our ability to generate sufficient cash flows may be adversely impacted and we may be required to seek additional

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
external sources of capital. We believe access to our credit facilities and the capital markets will be sufficient to provide for our requirements.
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2005	2004	Change	2005	2004	Change

Sales	$897.5	$788.0	$109.5	$1,734.5	$1,533.3	$201.2
Operating income (loss)	40.8	19.7	21.1	77.6	(3.6)	81.2

Significant items that increased (decreased) operating income:
Product pricing			$85.0			$189.3
Distribution costs			(5.4)			(11.7)
Manufacturing costs			(42.0)			(89.9)
Asset impairment charge			(11.9)			(11.9)
Selling and administrative expenses			(9.3)			(11.2)
Net gain on fixed assets and land sales			4.7			$16.6

			$21.1			$81.2

Three months ended June 30, 2005 versus June 30, 2004
Sales increased in the second quarter of 2005 as compared to the second quarter of 2004 due primarily to higher transaction prices for all products and increased shipments of coated and specialty papers, newsprint and lumber as further noted in the “Product Line Information” section.
Operating income increased in the second quarter of 2005 as compared to the second quarter of 2004. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows:
Product pricing for all of our major product groups was higher in the first quarter of 2005 as compared to the second quarter of 2004. Please refer to the discussion of “Product Line Information” for a more detailed analysis of product pricing and shipments.
Distribution costs were higher in the second quarter of 2005 as compared to the second quarter of 2004 as a result of increased shipments to export markets and increased fuel costs.
Manufacturing costs were higher in the second quarter of 2005 as compared to the second quarter of 2004 resulting primarily from higher recycled fiber ($1.0 million) and wood costs ($2.8 million), increased chemical costs ($3.1 million), higher energy costs ($6.3 million) and a stronger Canadian dollar ($36.2 million). These cost increases were partially offset by improved volumes ($8.6 million) and lower depreciation expense ($2.1 million).
Asset impairment charge associated with the permanent shut of line No. 1 at our Benton Harbor facility was recognized during the second quarter of 2005. See Note 3 of the Notes to the Consolidated Financial Statements for a detailed discussion of the asset impairment charge.
Selling and administrative expenses were higher in the second quarter of 2005 as compared to the second quarter of 2004 due primarily to lower capital tax refunds ($4.3 million), higher employee-related expenses ($1.7 million) and higher professional fees and other expenses ($3.3 million).
Net gain on fixed assets and land sales relates primarily to land sales and the disposition of fixed assets. The increase is due to higher land sales in the second quarter of 2005 compared to the second quarter of 2004.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Six months ended June 30, 2005 versus June 30, 2004
Sales increased in the first six months of 2005 as compared to the first six months of 2004 due primarily to higher transaction prices for all products and increased shipments of coated and specialty papers and lumber as further noted in the “Product Line Information” section.
Operating income increased in the first six months of 2005 as compared to the first six months of 2004. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows:
Product pricing for all of our major product groups was higher in the first six months of 2005 as compared to the first six months of 2004. Please refer to the discussion of “Product Line Information” for a more detailed analysis of product pricing and shipments.
Distribution costs were higher in the first six months of 2005 as compared to the first six months of 2004 as a result of increased shipments to export markets and increased fuel costs.
Manufacturing costs were higher in the first six months of 2005 as compared to the first six months of 2004 resulting primarily from higher recycled fiber ($3.3 million) and wood costs ($10.6 million), increased chemical costs ($7.8 million), higher energy costs ($9.0 million), higher labor and repair materials costs ($7.5 million) and a stronger Canadian dollar ($60.1 million). These cost increases were partially offset by improved volumes ($13.1 million) and lower depreciation expense ($8.3 million).
Asset impairment charge associated with the permanent shut of line No. 1 at our Benton Harbor facility was recognized during the second quarter of 2005.
Selling and administrative expenses were higher in the first six months of 2005 as compared to the first six months of 2004 due to lower capital tax refunds ($4.3 million), higher employee-related expenses ($3.3 million), and higher professional fees and other expenses ($3.6 million).
Net gain on fixed assets and land sales relates primarily to land sales and the disposition of fixed assets. The increase is due to higher land sales in the first six months of 2005 compared to the first six months of 2004.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Division/Segments and Product Line Information
Bowater is organized by division. Bowater also provides product line disclosures for informational purposes to our analysts and investors. The divisions have operational responsibility over their group of operating assets. The divisions also have sales responsibilities that overlap several of the Company’s operating divisions/segments. The matrix below depicts the various products that are manufactured by each of the Company’s operating divisions/segments and corresponding sales dollars for the six months ended June 30, 2005 and depicts the division that is responsible for the sale of the product line for the entire company.

(In millions)			Coated & Specialty	Canadian Forest			Corporate and Other
Product Line	Newsprint Division		Papers Division	Products Division	Pulp Division		Eliminations	Total

Newsprint	$431.9	*	$79.8	$195.2	$—		$0.3	$707.2
Coated & Specialties	88.4		308.8 *	134.5	—		(0.2)	531.5
Pulp	107.7		176.2	—	—	*	(3.1)	280.8
Lumber	—		—	202.1 *	—		—	202.1
Other	9.5		0.2	7.9	—		(4.7)	12.9

	$637.5		$565.0	$539.7	$—		$(7.7)	$1,734.5

*	Indicates division responsible for the sale of product line for the entire company
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
Newsprint — Product Line

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Sales (in millions)	$367.3	$323.8	$707.2	$650.3
Average prices (per metric ton)	$578	$524	$568	$514
Shipments (thousands of metric tons)	635.8	618.0	1,244.8	1,266.3
Downtime (thousands of metric tons)	41.7	53.4	83.1	92.1
Inventory at end of period (thousands of metric tons)	87.5	82.0	87.5	82.0

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Three months ended June 30, 2005, versus June 30, 2004
Our average newsprint transaction price for all markets was 10.3% higher in the second quarter of 2005 compared to the second quarter of 2004. The increase reflects the realization of price increases in the North American and International markets. Newsprint shipments were slightly higher in the second quarter of 2005. We plan to take approximately 59,000 metric tons of market downtime in the third quarter of 2005. Of this 59,000 metric tons, downtime of approximately 39,000 metric tons per quarter is attributable to an idled newsprint machine at our Thunder Bay mill (since late June 2003). We expect this market downtime to continue until market conditions improve. We will continue to match production to orders. The remaining 20,000 metric tons of downtime during the third quarter of 2005 relates to temporary curtailments on our No. 4 and No. 5 paper machines at our Thunder Bay mill during July.
Newsprint Third Party Data: In the three months ended June 30, 2005, total U.S. demand and consumption of newsprint decreased 6.1% and 3.8%, respectively as compared to the same period last year. North American net exports of newsprint increased 18.6% from 2004 levels. Total inventories (North American mills and users) at June 30, 2005 were 1.3 million metric tons, approximately 124,000 metric tons, or 8.9%, lower than June 30, 2004. At June 30, 2005 the days of supply at the U.S. daily newspapers was 43 days, down from 44 days at June 30, 2004. Excluding idled capacity, the North American operating rate was 95% for the three months ended June 30, 2005. Newspaper advertising linage declined 1.6% in the three months ended June 30, 2005 as compared to the same period last year.
Six months ended June 30, 2005, versus June 30, 2004
Our average newsprint transaction price for all markets was 10.5% higher in the first six months of 2005 compared to the first six months of 2004. The increase reflects the realization of price increases in the North American and International markets. Our newsprint shipments decreased by 1.7% in the first six months of 2005 primarily due to increases in specialty production on our newsprint machines.
Newsprint Third Party Data: In the first six months of 2005, total U.S. demand and consumption of newsprint decreased 6.7% and 4.4%, respectively as compared to the same period last year. North American net exports of newsprint increased 9.0% from 2004 levels. Newspaper advertising linage declined 1.3% in the first six months of 2005 compared to the same period last year.
Coated and Specialty Papers — Product Line

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Sales (in millions)	$280.0	$224.3	$531.5	$420.2

Average prices (per short ton)	$700	$594	$688	$588

Shipments (thousands of short tons)	399.8	377.3	772.6	715.1

Downtime (thousands of short tons)	25.9	23.3	48.5	54.9

Inventory at end of period (thousands of short tons)	47.7	55.8	47.7	55.8

Three months ended June 30, 2005, versus June 30, 2004
Our average transaction price for coated paper was 21.9% higher in the second quarter of 2005 compared to the second quarter of 2004 due to the realization of price increases in 2004 and 2005, as well as the addition of ultra-light weight coated grades to our mix. Our coated mechanical papers shipments increased 7.1% in the second

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
quarter of 2005 as compared to the second quarter of 2004 due to improved production efficiencies and strong market fundamentals which were influenced by industry lockouts and strikes. Our average transaction price for specialty papers was 12.9% higher in the second quarter of 2005 compared to the second quarter of 2004 due to the realization of price increases in 2004 and 2005. Our shipments of specialty papers increased 4.9% in the second quarter of 2005 compared to the second quarter of 2004 due in part to customers downgrading from traditional freesheet grades produced by our competitors to our new, high-bright uncoated papers and other customers upgrading from newsprint to specialties. Market downtime in the second quarter of 2005 was taken at our Nuway facilities as we ran these sites on a three-day-per-week schedule.
Coated and Specialty Papers Third Party Data: U.S. magazine advertising pages increased 1.9% in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. North American demand for coated mechanical papers was down 3.4% in the three months ended June 30, 2005 compared to the same period in 2004. North American demand for supercalendered high gloss papers and other uncoated mechanical papers was up 9.5% and up 3.6%, respectively, in the three months ended June 30, 2005 compared to the same period in 2004.
Six months ended June 30, 2005, versus June 30, 2004
Our average transaction price for coated paper was 20.0% higher in the first six months of 2005 compared to the first six months of 2004 due to the realization of price increases in 2004 and 2005, as well as the addition of ultra-light weight coated grades to our mix. Our coated mechanical papers shipments increased 7.5% in the first six months of 2005 as compared to the first six months of 2004. Our average transaction price for specialty papers was 13.5% higher in the first six months of 2005 compared to the first six months of 2004 due to the realization of price increases in 2004 and 2005. Our shipments of specialty papers increased 8.6% in the first six months of 2005 compared to the first six months of 2004 due in part to customers downgrading from traditional freesheet grades produced by our competitors to our new high-bright uncoated papers and other customers upgrading from newsprint to specialties. Market downtime in the first six months of 2005 was taken at our Nuway facilities.
Coated and Specialty Papers Third Party Data: U.S. magazine advertising pages increased 1.8% in the first six months of 2005 compared to the first six months of 2004. North American demand for coated mechanical papers was down 1% in the first six months of 2005 compared to the first six months of 2004. North American demand for supercalendered high gloss papers and other uncoated mechanical papers was up 10.6% and up 7.3%, respectively, in the first six months of 2005 compared to the first six months of 2004.
Market Pulp — Product Line

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Sales (in millions)	$140.5	$139.0	$280.8	$276.2

Average prices (per metric ton)	$546	$534	$544	$509

Shipments (thousands of metric tons)	257.5	260.2	515.9	542.7

Downtime (thousands of metric tons)	13.2	18.6	23.5	23.6

Inventory at end of period (thousands of metric tons)	66.9	46.7	66.9	46.7

Three months ended June 30, 2005, versus June 30, 2004
Our average transaction price for market pulp was 2.2% higher in the second quarter of 2005 compared to the second quarter of 2004. Shipments were lower during the second quarter of 2005 as a result of increased internal consumption at several of our paper mills. Our market pulp inventories ended the second quarter of 2005 at 20 days supply. Generally, our inventories are below the industry average because our mills are geographically closer to the markets they serve. In the fourth quarter of 2005, our Coosa Pines facility will be down for scheduled maintenance,

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
removing approximately 20,000 metric tons of production. We will increase our market pulp inventory prior to the shut.
Market Pulp Third Party Data: World demand for market pulp was flat in the three months ended June 30, 2005 compared to the same period last year. World shipments were flat in the three months ended June 30, 2005 compared to the same period in 2004. World producers shipped at 91% of capacity during the three months ended June 30, 2005 compared to 94% during the same period in 2004.
Six months ended June 30, 2005, versus June 30, 2004
Our average transaction price for market pulp was 6.9% higher in the first six months of 2005 compared to the first six months of 2004. The increase reflects the realization of price increases brought about by improved world supply and demand during 2004 and the first quarter of 2005 offset by a slowing demand in the second quarter of 2005. Temporary and permanent supply reductions coupled with improved demand from paper makers combined to help improve market conditions in the first six months of 2005 compared to the first six months of 2004 despite the slowing market demand in the second quarter of 2005. Shipments were lower during the first six months of 2005 as a result of maintenance downtime and increased fiber consumption by several of our paper mills. Our Catawba, SC facility was down in the first quarter of 2005 for a scheduled maintenance, removing approximately 5,000 metric tons from production. In the second quarter of 2005 we took approximately 13,000 metric tons of scheduled maintenance downtime at our Thunder Bay and Calhoun facilities.
Market Pulp Third Party Data: World demand for market pulp was flat in the first six months of 2005 compared to the same period last year. World shipments were flat in the first six months of 2005 compared to the same period in 2004. World producers shipped at 92% of capacity during the first six months of 2005 compared to 95% for the same period in 2004. World producer inventories have increased to 33 days supply as of June 30, 2005, which is 1 day less than the corresponding period in 2004.
Lumber — Product Line

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Sales (in millions)	$105.9	$96.5	$202.1	$173.5

Average prices (per metric ton)	$372	$365	$372	$341

Shipments (thousands of metric tons)	285.1	264.3	543.5	509.2

Downtime (thousands of metric tons)	69.6	82.9	117.9	150.0

Inventory at end of period (thousands of metric tons)	53.2	60.7	53.2	60.7

Three months ended June 30, 2005, versus June 30, 2004
Lumber prices increased in the second quarter of 2005 as compared to the second quarter of 2004 as a result of market volatility and continued high demand which was fueled by record housing starts. Our lumber shipments increased 7.9% in the second quarter of 2005 due primarily to the increased output at our Thunder Bay sawmill which had been closed during the second quarter of 2004 due to wood supply shortages.
The Province of Québec has mandated that annual harvests of softwood timber on Crown-owned land will be reduced 20% below 2004 levels. The 20% reduction will be achieved, on average, for the three year period beginning April 1, 2005 and ending March 31, 2008. We do not expect that these requirements will have any material impact on our results of operations or financial condition in 2005. We are assessing the impact of these reductions for future years.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Third party data: The U.S. housing starts increased 9.7% in the second quarter of 2005 as compared to the same period last year.
Six months ended June 30, 2005, versus June 30, 2004
Lumber prices increased in the first six months of 2005 as compared to the first six months of 2004 as a result of market volatility and continued high demand which was fueled by record housing starts. Our lumber shipments increased 6.7% in the first six months of 2005 due primarily to the increased output at our Maniwaki sawmill following completion of the modernization project in December 2003 and increased output at our Thunder Bay sawmill which experienced downtime in 2004 due to wood supply shortages.
Lumber duties imposed by the U.S. Department of Commerce (DOC) became effective for lumber shipments beginning May 22, 2002. The DOC imposed antidumping duties (ADD) of 8.43% on all of Bowater’s Canadian softwood lumber imports and countervailing duties (CVD) of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. Since May 22, 2002 Bowater has been posting cash deposits to cover the duties. On December 20, 2004 the CVD rate was adjusted to 17.18% and the ADD rate was adjusted to 4.03% for the period of May 22, 2002 to April 30, 2003 pursuant to a review by the DOC. The CVD rate was amended to 16.37% on February 24, 2005 and the ADD rate was amended to 3.78% on January 24, 2005. Bowater began to accrue on these new published rates and will continue to accrue and pay duties based on rates established by the DOC until new rates are published. Lumber duties are included as a component of distribution costs on our consolidated statement of operations.
The Canadian government has appealed the duties to the World Trade Organization (WTO) and under the terms of the North American Free Trade Agreement (NAFTA) and requested that the duties be refunded. The final amount of CVD and ADD that may be assessed on Canadian softwood lumber imports into the U.S. will depend upon negotiations among the governments involved in the dispute or upon determinations made by the NAFTA, WTO or other adjudicatory panels to which the duties may be appealed. Until the dispute about the duties is resolved, we will continue to pay the duties as required by the DOC. To date, we have paid CV and AD duties of approximately $86.2 million. Should these duty rates be eliminated or decreased, a portion or all of the $86.2 million could be reversed into operating income in future periods.
Third party data: The U.S. housing starts increased 5.1% in the first six months of 2005 as compared to the same period last year.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Divisional Performance
Newsprint Division

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2005	2004	Change	2005	2004	Change

Sales	$328.2	$289.4	$38.8	$637.5	$573.1	$64.4
Segment income (loss)	19.0	1.9	17.1	29.5	(2.2)	31.7

Significant items that increased (decreased) segment income:
Product pricing			$28.2			$59.1
Distribution costs			(3.5)			(5.8)
Manufacturing costs			(8.3)			(22.3)
Selling and administrative expenses			0.7			0.7

			$17.1			$31.7

Three months ended June 30, 2005, versus June 30, 2004
Sales increased in the second quarter of 2005 as compared to the second quarter of 2004 primarily as a result of higher product pricing for newsprint ($20.1 million), market pulp ($2.7 million) and specialty papers ($4.6 million), and higher shipments of newsprint ($2.0 million), specialty papers ($7.3 million), and market pulp ($2.7 million). See the previous discussion of product line results.
Segment income increased in the second quarter of 2005 as compared to the second quarter of 2004 primarily as a result of higher product pricing and shipments noted above. These product pricing improvements were partially offset by higher manufacturing costs. Manufacturing costs were higher as a result of higher prices for energy, labor, and chemicals ($3.6 million) and a stronger Canadian dollar ($7.1 million), partially offset by lower wood costs ($0.7 million), and improved volumes ($3.4 million).
Six months ended June 30, 2005, versus June 30, 2004
Sales increased in the first six months of 2005 as compared to the first six months of 2004 primarily as a result of higher product pricing for newsprint ($41.5 million), market pulp ($8.3 million) and specialty papers ($7.5 million), and higher shipments of specialty papers ($17.4 million) and market pulp ($3.9 million). These product price and shipment increases were offset by lower shipments of newsprint ($13.6 million). See the previous discussion of product line results.
Segment income increased in the first six months of 2005 as compared to the first six months of 2004 primarily as a result of higher product pricing and shipments noted above. These product pricing improvements were partially offset by higher manufacturing costs. Manufacturing costs were higher as a result of higher prices for recycled fiber, energy, labor, and chemicals ($11.2 million) and a stronger Canadian dollar ($13.1 million), partially offset by improved wood costs ($1.1 million) and improved volumes ($2.4 million).

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Coated and Specialty Papers Division

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2005	2004	Change	2005	2004	Change

Sales	$289.5	$259.9	$29.6	$565.0	$507.2	$57.8
Segment income (loss)	8.0	(1.6)	9.6	9.6	(13.0)	22.6

Significant items that increased (decreased) segment income:
Product pricing			$35.8			$72.9
Distribution costs			(1.3)			(2.5)
Manufacturing costs			(12.4)			(35.3)
Asset impairment			(11.9)			(11.9)
Selling and administrative expenses			(0.6)			(0.6)

			$9.6			$22.6

Three months ended June 30, 2005, versus June 30, 2004
Sales increased in the second quarter of 2005 as compared to the second quarter of 2004 primarily as a result of increased product pricing in coated and specialty papers ($29.7 million), newsprint ($3.9 million) and market pulp ($2.2 million) and higher shipments of coated and specialty papers ($3.0 million). These product price and shipment increases were partially offset by lower shipments of pulp ($6.3 million) and newsprint ($3.1 million). See the previous discussion of product line results.
Segment income increased in the second quarter of 2005 as compared to the second quarter of 2004 primarily as a result of higher product pricing and shipments noted above, offset in part by higher manufacturing costs including higher costs ($7.7 million) for wood, fuel, chemicals and electricity, a stronger Canadian dollar ($9.1 million) and an asset impairment charge noted below. These increased manufacturing costs were offset by lower depreciation expense ($2.8 million).
During the second quarter of 2005, Bowater management decided to permanently shut the original line at Benton Harbor that had been purchased in 1999. This permanent shut resulted in a one time non-cash asset impairment charge of $11.9 million. This permanent shut will not have a negative impact on our current operations as Line No. 1 had been idled since the third quarter of 2002. See Note 3 of the Notes to the Consolidated Financial Statements for a detailed discussion of the asset impairment.
Six months ended June 30, 2005, versus June 30, 2004
Sales increased in the first six months of 2005 as compared to the first six months of 2004 primarily as a result of increased product pricing in coated and specialty papers ($53.7 million), newsprint ($7.2 million) and market pulp ($12.0 million) and higher shipments of coated and specialty papers ($8.1 million). These product price and shipment increases were partially offset by lower shipments of pulp ($17.7 million) and newsprint ($5.7 million). See the previous discussion of product line results.
Segment income increased in the first six months of 2005 as compared to the first six months of 2004 primarily as a result of higher product pricing and shipments noted above, offset in part by higher manufacturing costs including higher costs ($18.6 million) for wood, fuel, chemicals, electricity and labor costs, a stronger Canadian dollar ($16.4 million), repair materials associated with the first quarter maintenance outage at our Catawba facility and an asset impairment charge as noted above. These increased manufacturing costs were partially offset by higher volumes ($1.2 million) and lower depreciation expense ($6.3 million).

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Canadian Forest Products Division

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2005	2004	Change	2005	2004	Change

Sales	$282.3	$241.5	$40.8	$539.7	$459.1	$80.6
Segment income (loss)	4.9	3.6	1.3	6.7	(18.5)	25.2

Significant items that increased (decreased) segment income:
Product pricing			$21.0			$56.2
Distribution costs			(0.6)			(3.4)
Manufacturing costs			(18.4)			(26.6)
Selling and administrative expenses			(0.7)			(1.0)

			$1.3			$25.2

Three months ended June 30, 2005, versus June 30, 2004
Sales increased in the second quarter of 2005 as compared to the second quarter of 2004 as a result of higher product pricing for newsprint ($9.8 million), coated and specialty papers ($8.3 million), lumber ($2.7 million), and timber ($0.2 million) and higher shipments for all products. See the previous discussion of product line results.
Segment income increased in the second quarter of 2005 as compared to the second quarter of 2004 primarily as a result of higher product pricing and higher shipments as noted above. These improvements were offset by higher manufacturing costs. The higher manufacturing costs were due to a stronger Canadian dollar ($15.8 million), higher costs for wood, energy and repair materials ($3.1 million), partially offset by improved volumes ($1.7 million).
Six months ended June 30, 2005, versus June 30, 2004
Sales increased in the first six months of 2005 as compared to the first six months of 2004 as a result of higher product pricing for newsprint ($20.0 million), coated and specialty papers ($17.1 million), lumber ($18.3 million), and timber ($0.8 million) and higher shipments for all products. See the previous discussion of product line results.
Segment income increased in the first six months of 2005 as compared to the first six months of 2004 primarily as a result of higher product pricing and higher shipments as noted above. These improvements were offset by higher manufacturing costs and higher distribution costs. The higher manufacturing costs were due to a stronger Canadian dollar ($29.1 million) and higher wood costs ($7.7 million), partially offset by lower costs for energy, repair materials, labor and chemicals ($3.5 million), and improved volumes ($9.5 million).
Net Gain on Fixed Assets and Land Sales and Corporate & Other Eliminations
Net gain on fixed assets and land sales and corporate and other eliminations are included in order to reconcile division sales and segment income (loss) to our total sales and operating income (loss) on our Consolidated Statement of Operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2005	2004	Change	2005	2004	Change

Net gain on fixed assets and land sales	$9.8	$5.1	$4.7	$20.8	$4.2	$16.6

Corporate & other eliminations:

Sales	(2.5)	(2.8)	0.3	(7.7)	(6.1)	(1.6)

Segment income (loss)	(0.9)	10.7	(11.6)	11.0	25.9	(14.9)

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net gain on fixed assets and land sales: During the three and six months ended June 30, 2005, Bowater recorded a net pre-tax gain of $9.8 million and $20.8 million, respectively, related primarily to the sale of land and gains or losses on fixed assets. During the three and six months ended June 30, 2004, Bowater recorded a net pre-tax gain of $5.1 million, and $4.2 million, respectively, related to land sales and gains or losses on fixed assets. The increase is primarily due to higher land sales in 2005 compared to 2004.
Corporate & other eliminations: The elimination of intersegment sales decreased $0.3 million in the second quarter of 2005 versus the same period in 2004. Corporate income decreased $11.6 million in the second quarter of 2005 over the same period in 2004. Corporate income decreased $14.9 million in the first six months of 2005 over the same period in 2004. Decreases in both periods were due primarily to decreased gains on foreign currency hedges, lower capital tax refunds and increased general and administrative expenses.
Interest and Other Income and Expenses
Interest expense decreased $0.6 million from $49.9 million for the second quarter of 2004 to $49.3 million for the second quarter of 2005. Interest expense increased $1.4 million from $98.1 million for the six months ended June 30, 2004 to $99.5 million for the six months ended June 30, 2005. This increase is primarily attributable to higher interest rates.
Other income decreased $5.2 million from income of $3.9 million during the second quarter of 2004 to expense of $1.3 million during the second quarter of 2005. Other income decreased $2.2 million from income of $5.1 million during the first six months of 2004 to $2.9 million during the first six months of 2005. The decrease in both periods is primarily the result of a decrease in foreign currency exchange gains during the period.
The majority of our exchange gain/loss amounts are attributable to the revaluation of unhedged foreign denominated assets and liabilities into United States dollars. For a further discussion of the effect of fluctuations in the Canadian — U.S. Dollar exchange rates, see “Canadian — U.S. Dollar Exchange Rate Fluctuation Effect on Earnings.”
Income Taxes
Bowater’s effective tax rate for the second quarter of 2005 was 64.7% versus 90.8% for the second quarter of 2004. Bowater’s effective tax rate for the first six months of 2005 was 79.8% versus 60.0% for the first six months of 2004. Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed locally. On consolidation, a portion of such gains and losses are eliminated but we are still impacted by the foreign taxes on such items.
The rates in both 2005 and 2004 were impacted by certain foreign currency exchange gains on which Bowater provides no tax expense and by permanent tax differences that are not dependent on pre-tax income (loss).
Due to recent operating losses we are required to consider tax planning strategies in certain jurisdictions to evaluate whether certain of our deferred tax assets can be utilized or recovered. In the absence of tax planning strategies, we would be required to record a charge to income tax expense to establish a valuation allowance for certain of our deferred tax assets
Due to the variability and volatility of foreign exchange rates we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
The primary components of our cash flows are as follows:

	Six Months
	Ended June 30,
(In millions)	2005	2004

Increase in cash and cash equivalents	$21.3	$14.8

Cash from (used for) operations	51.4	21.7

Net loss	(2.7)	(33.8)

Adjustments to net loss:
Depreciation	163.4	171.1
Deferred taxes	(18.8)	(61.8)
Net gain on land sales	(20.8)	(4.2)
Asset impairment	11.9	—

Working capital:
Accounts receivable, net	(69.4)	(36.1)
Inventories	(5.9)	6.2
Income taxes receivable	3.1	—
Accounts payable and accrued liabilities	(6.9)	12.3
Income taxes payable	—	(27.2)

	(79.1)	(44.8)

Cash used for investing activities	(27.1)	(31.6)
Cash invested in fixed assets, timber and timberlands	(50.1)	(38.9)
Disposition of fixed assets, timberlands and note monetizations	23.0	7.3

Cash from (used for) financing activities	(3.0)	24.7
Short-term financing, net	32.0	(89.4)
Long-term financing, net	(14.0)	132.1
Dividends	(22.9)	(23.2)

Cash From Operations
During the first six months of 2005 and 2004, Bowater had net loss of $2.7 million and $33.8 million, respectively. Cash provided by operating activities totaled $51.4 million in the first six months of 2005 compared to $21.7 million during the same period of 2004. Cash generated from operations increased $29.7 million from the second quarter of 2004 to the second quarter of 2005, due primarily to lower cash losses from operations. The lower cash losses in the first six months of 2005 were primarily the result of higher product pricing and increased production volumes, partially offset by higher manufacturing costs and lower shipments. See discussion of manufacturing costs, distribution costs and product pricing in the “Product Line Information” and “Divisional Performance” sections of our “Management’s Discussion and Analysis.”
Working capital in the first six months of 2005 was impacted by an increase in accounts receivable primarily from higher pricing and timing of collection of our receivables, higher inventory levels to support export markets, and a decrease in accounts payable and accrued liabilities primarily due to the timing of payments. Working capital in 2004 was negatively impacted by an increase in accounts receivable primarily from higher pricing and timing of

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
collection of our receivables, higher inventory levels in our specialty paper and lumber product lines, and reductions in our income taxes payable. These working capital changes were partially offset by an increase in accounts payable and accrued liabilities primarily due to the timing of payments.
Cash Used for Investing Activities
Cash used for investing activities totaled $27.1 million and $31.6 million for the first six months of 2005 and 2004, respectively. The decrease in cash used for investing activities during the first six months of 2005 is due primarily to increased proceeds from land sales, offset partially by increased capital expenditures. For the first six months of 2005, capital expenditures have been primarily for compliance and maintenance requirements and return-based projects. We expect capital expenditures to be approximately $170 million in 2005. This level of capital expenditures excludes capital requirements for the conversion opportunity at our Thunder Bay mill as noted in the “Outlook” section on page 16 of this report.
Cash From (Used for) Financing Activities
Cash generated from (used for) financing activities totaled $(3.0) million and $24.7 million for the first six months of 2005 and 2004, respectively. Bowater paid cash dividends of $22.9 million, increased its net short term borrowings by $32.0 million and reduced long term debt by $14.0 million in the first six months of 2005.
Cash generated from (used for) financing activities in the first six months of 2004 includes the sale of $250.0 million of registered notes that are due March 15, 2010. We received net proceeds from the notes of $246.2 million which were used to pay amounts outstanding under the short-term bank debt credit facilities ($146.2 million) and the three-year term loan ($100.0 million). Bowater paid cash dividends of $23.2 million in the first six months of 2004.
We intend to continue the payment of a quarterly dividend in 2005 at a quarterly dividend rate of $0.20 per share. This dividend equates to a use of cash of approximately $46 million annually.
Credit Arrangements:
As of June 30, 2005, Bowater had available borrowings on our short-term bank debt — credit facilities as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
Short-Term Bank Debt	Commitment	Outstanding	Available (1)	Date	Rate

	(in millions except for dates and interest rates)
Revolving credit facility (2)	$435.0	$—	$341.0	04/07	—%
364-day Accounts Receivable Securitization Arrangement (3)	200.0	105.0	82.1	12/05	3.20%

	$635.0	$105.0	$423.1

(1)	The commitment available under the Revolving credit facility is subject to covenant restrictions described on pages 30 — 31 of this Form 10-Q and is reduced by outstanding letters of credit of $94.0 million.

(2)	Borrowings under the revolving credit facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt.

(3)	The amount that can be borrowed at any time under our 364-day accounts receivables securitization arrangement depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
At the end of the first quarter of 2005, we had ample room under the various financial covenant tests in our revolving credit facility. However, in April, to be conservative, we adjusted the financial covenant tests in our revolving credit facility. These various covenants, as amended, including requirements to maintain a minimum consolidated net worth (generally defined as common shareholders’ equity, excluding hedging gains in place as of December 31, 2003, plus any outstanding preferred stock plus minimum pension liability amounts) of $1.4 billion, a maximum 65.0% ratio of total debt to total capital (defined as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts), and to maintain an annual minimum EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items, plus income taxes plus depreciation plus net interest expense) of $250.0 million measured quarterly beginning March 31, 2005, through December 31, 2005 and $400.0 million at the end of each quarter thereafter. If we generate net income, the minimum net worth requirement increases by half of our consolidated net income for each fiscal quarter, excluding gains from cash flow hedges in place as of December 31, 2003. At June 30, 2005, our consolidated net worth was approximately $1,551.4 million, and, calculated according to our credit facility’s guidelines, our ratio of total debt to total capital was 60.3% and our trailing-twelve-months EBITDA was $465.2 million.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following tables reconcile EBITDA and debt as a percentage of total capitalization, as calculated according to our credit facility’s guidelines, to our financial statements. We use these measures and believe they are useful to investors because of their relevance to our credit facility. The following table reconciles EBITDA as calculated according to our credit facility’s guidelines to the line on our Consolidated Statement of Operations entitled “Net income (loss)”:

	Quarters Ended
					Rolling 4
(Unaudited, in millions)	9/30/2004	12/31/2004	3/31/2005	6/30/2005	Qtrs

Net income (loss)	$(18.1)	$(35.2)	$0.9	$(3.6)	$(56.0)

Provision for income tax expense (benefit)	12.0	(10.1)	(7.8)	(5.6)	(11.5)
Depreciation, amortization and cost of timber harvested	83.0	81.1	81.8	81.6	327.5
Interest expense, net of capitalized interest	48.4	48.8	50.2	49.3	196.7
Interest income	(1.1)	(1.0)	(1.1)	(1.1)	(4.3)

EBITDA	$124.2	$83.6	$124.0	$120.6	$452.4

Adjustments:
Severance	—	8.7	—	—	8.7
Minority interest in net income (loss) of subsidiaries	0.8	(3.3)	(1.2)	0.5	(3.2)
Foreign exchange (gain) loss	1.2	(2.9)	(1.5)	3.3	0.1
Asset impairment	—	—	—	11.9	11.9
Income from joint venture	(1.7)	(1.2)	(0.7)	(1.1)	(4.7)

	0.3	1.3	(3.4)	14.6	12.8

EBITDA, as calculated according to our credit facility’s guidelines	$124.5	$84.9	$120.6	$135.2	$465.2

A reconciliation of the GAAP items to the calculation of total debt as a percentage of total capitalization, in accordance with our credit facility, is as follows:

(in millions, except ratios)	June 30, 2005

Total debt	$2,526.1
Less: Revaluation of debt	(72.2)

Total debt, per credit facilities	$2,453.9

Capitalization:
Total shareholders’ equity	$1,438.8
Total debt	2,526.1
Minority interest	67.5
Less: Revaluation of debt	(72.2)
Plus: Additional minimum pension liability	112.6

Total capitalization, per credit facilities	$4,072.8

Total debt as a percentage of total capitalization in accordance with credit facilities	60.3%

Total debt as a percentage of total capitalization, in accordance with GAAP	62.6%

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
In April 2005, Moody’s and S&P affirmed Bowater’s credit ratings of Ba3 with a negative outlook and BB with a stable outlook, respectively. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on Bowater’s lowest credit rating. Any reduction in the lowest rating will increase our cost of borrowing. In addition to higher interest rates, although further downgrades would have no material impact on availability under our present debt and credit agreements, it could impact our access to and cost of capital and financial flexibility in the future.
Employees
As of June 30, 2005, Bowater employed 8,100 people, of whom 5,700 were represented by bargaining units. Labor agreements covering approximately 2,200 employees at five of our six Canadian paper mills were ratified July 8, 2005. These employees are represented predominantly by the Communications, Energy and Paper Union (“CEP”). The agreements have effective dates of May 1, 2004, and will expire on April 30, 2009. The agreements provide for annual wage increases averaging 2.5% for each of the first two years and averaging 2% annually thereafter as well as improvements and changes to pension and employee benefits.
During the first six months of 2005, labor agreements covering approximately 260 employees at three sawmills and one woodlands operation expired. In April 2005, a labor agreement covering approximately 200 employees at our Donnacona facility expired. The wage portion of the labor agreement covering approximately 150 employees at our Mokpo, Korea facility expired in July 2005. Additionally, in August 2005, a labor agreement covering approximately 270 employees at our Thunder Bay woodlands operation expires.
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
We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. At June 30, 2005, we had $421 million of Canadian dollar contracts outstanding; however, we are not currently entering into new hedging agreements. Under the exchange rates, hedging levels and operating conditions that existed during the three months ended June 30, 2005, for every one-cent change in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for the three months ended June 30, 2005 would have been impacted by approximately $1.6 million, or approximately $7.0 million for the full year 2005. For a description of our hedging activities, see Note 10 of the Notes to Consolidated Financial Statements included in this quarterly report.
Canadian Dollar Hedging Program
At June 30, 2005, we had approximately $51.8 million of unrealized gains recorded on our Canadian dollar hedging program compared to approximately $123.0 million of unrealized gains at December 31, 2004. This decrease resulted primarily from our decision not to enter into new hedging agreements, as noted above. These unrealized

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
gains are classified in “Unrealized gain on hedged transactions” or “Other assets” in our Consolidated Balance Sheet depending on the maturity date of the hedging contract.
Recent Accounting Pronouncements
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are required to adopt FIN 47 in the fourth quarter of 2005 and are currently evaluating the effect that the adoption of FIN 47 will have on our financial position and results of operation.
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
In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act (AJCA) introduces a special 9% tax deduction (when fully phased in) on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Bowater’s evaluation of the AJCA with respect to the additional deduction is still in process. We expect to complete the evaluation process by the end of the third quarter of 2005. The range of reasonably possible amounts of the additional deduction that are still being considered as a result of this provision cannot be reasonably determined as yet.
In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 became effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. Provided that such guidance is timely issued, we expect to complete our evaluation of the effects of the repatriation provision in the third quarter of 2005.
In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005, and we will adopt this standard in 2006. We have not yet evaluated the effect that the adoption of SFAS 151 will have on our financial position or results of operations.

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
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank and long-term debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain a mix of fixed rate and variable rate borrowings. At June 30, 2005, we had $2,137.6 million of fixed rate long-term debt and $388.5 million of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our short and long-term variable rate debt at June 30, 2005, of $388.5 million, a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $1.0 million.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
(b) Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BOWATER INCORPORATED AND SUBSIDIARIES
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
a.	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.
b.	There have been no material developments to the legal proceedings described in our annual report on Form 10-K filed on March 16, 2005.
Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1	Modification of Employment Agreement, dated as of April 5, 2005, by and between Bowater Incorporated and Arthur D. Fuller and Bowater (incorporated by reference to Exhibit 99.1 to Bowater Incorporated Form 8-K dated April 7, 2005).

10.2	First Amendment to the Bowater Incorporated Mid-Term Incentive Plan, effective January 25, 2005.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BOWATER INCORPORATED AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED

By	/s/ William G. Harvey

William G. Harvey
Senior Vice President and Chief Financial Officer

By	/s/ Michael F. Nocito

Michael F. Nocito
Vice President and Controller
Dated: August 5, 2005

Dated: August 5, 2005
INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Modification of Employment Agreement, dated as of April 5, 2005, by and between Bowater Incorporated and Arthur D. Fuller and Bowater (incorporated by reference to Exhibit 99.1 to Bowater Incorporated Form 8-K dated April 7, 2005).

10.2	First Amendment to the Bowater Incorporated Mid-Term Incentive Plan, effective January 25, 2005.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.