Form 10-Q
period 2005-09-30
BOWATER INC
filed 2005-11-08
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-1872
BOWATER INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	62-0721803

(State of Incorporation)	(I.R.S. Employer Identification No.)
55 East Camperdown Way, P.O. Box 1028, Greenville, SC 29602

(Address of principal executive offices)(Zip Code)
(864) 271-7733

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2005.

Class	Outstanding at November 4, 2005

Common Stock, $1.00 Par Value	55,923,300 Shares

BOWATER INCORPORATED
I N D E X

Page Number
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2005, and 2004	3

Consolidated Balance Sheet at September 30, 2005 and December 31, 2004	4

Consolidated Statement of Capital Accounts for the Nine Months Ended September 30, 2005	5

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7 – 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 6. Exhibits	37

SIGNATURES	38

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in millions of US dollars except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Sales	$872.9	$834.0	$2,607.4	$2,367.3
Cost of sales, excluding depreciation, amortization and cost of timber harvested	630.5	586.9	1,880.6	1,731.7
Depreciation, amortization and cost of timber harvested	82.5	83.0	245.9	254.1
Distribution costs	83.8	85.2	256.1	241.6
Selling and administrative expense	41.0	39.9	121.0	108.7
Impairment of assets	—	—	11.9	—
Net gain on sale of assets	9.9	1.7	30.7	5.9

Operating income	45.0	40.7	122.6	37.1

Other expense (income):
Interest income	(1.0)	(1.1)	(3.2)	(3.2)
Interest expense, net of capitalized interest	50.0	48.4	149.5	146.5
Other, net	(0.9)	(1.3)	(3.8)	(6.4)

	48.1	46.0	142.5	136.9

Loss before income taxes and minority interests	(3.1)	(5.3)	(19.9)	(99.8)
Income tax expense (benefit)	14.5	12.0	1.1	(44.7)
Minority interests in net (income) loss of subsidiaries	(1.6)	0.8	(2.3)	(3.2)

Net loss	(16.0)	(18.1)	(18.7)	(51.9)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	3.5	4.0	2.3	1.4
Minimum pension liability adjustments	(1.4)	(3.6)	(0.9)	(1.6)
Net change in derivative instruments	(3.3)	13.8	(47.4)	(39.2)

Comprehensive loss	$(17.2)	$(3.9)	$(64.7)	$(91.3)

Basic loss per common share	$(0.28)	$(0.32)	$(0.33)	$(0.91)

Diluted loss per common share	$(0.28)	$(0.32)	$(0.33)	$(0.91)

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, in millions of US dollars except per-share amounts)

	September 30,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$23.3	$29.7
Accounts receivable, net	432.9	377.0
Inventories	353.3	327.9
Unrealized gain on hedged transactions	46.6	100.2
Other current assets	57.5	67.9

Total current assets	913.6	902.7

Timber and timberlands	186.2	186.2
Fixed assets, net	3,125.3	3,301.1
Goodwill	828.2	828.2
Other assets	233.5	240.7

Total assets	$5,286.8	$5,458.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$20.6	$14.0
Short-term bank debt	27.0	73.0
Accounts payable and accrued liabilities	496.7	458.4
Dividends payable	11.2	11.2

Total current liabilities	555.5	556.6

Long-term debt, net of current installments	2,403.0	2,427.9
Pension, other postretirement benefits and other long-term liabilities	494.9	495.2
Deferred income taxes	354.8	403.4
Minority interests in subsidiaries	68.3	68.5
Shareholders’ equity:
Common Stock, $1 par value. Authorized 100,000,000 shares; issued 67,529,294 and 67,438,584 shares at September 30, 2005 and December 31, 2004, respectively	67.5	67.4
Exchangeable Shares, no par value. Unlimited shares authorized; 1,434,445 and 1,466,358 outstanding at September 30, 2005 and December 31, 2004, respectively	68.1	69.7
Additional paid-in capital	1,621.6	1,618.3
Retained earnings	213.5	266.5
Unearned compensation	—	(0.1)
Accumulated other comprehensive loss	(74.6)	(28.6)
Treasury stock at cost, 11,605,770 and 11,608,385 shares at September 30, 2005 and December 31, 2004, respectively	(485.8)	(485.9)

Total shareholders’ equity	1,410.3	1,507.3

Total liabilities and shareholders’ equity	$5,286.8	$5,458.9

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited, in millions of US dollars except per-share amounts)

						Accumulated
	Common		Additional Paid In		Unearned	Other Comprehensive
(In millions, except share amounts)	Stock	Exchangeable Shares	Capital	Retained Earnings	Compensation	Loss	Treasury Stock

Balance at December 31, 2004	$67.4	$69.7	$1,618.3	$266.5	$(0.1)	$(28.6)	$(485.9)

Net loss	—	—	—	(18.7)	—	—	—

Retraction of Exchangeable Shares (31,913 shares of Common Stock issued and Exchangeable Shares retracted)	—	(1.6)	1.6	—	—	—	—

Dividends on Common Stock ($0.60 per share)	—	—	—	(34.3)	—	—	—

Foreign currency translation	—	—	—	—	—	2.3	—

Stock options exercised (69,000 shares)	0.1	—	1.8	—	—	—	—

Tax benefit on exercise of stock options	—	—	0.3	—	—	—	—

Reduction of pension plan additional minimum liability, net of tax benefit of $0.5	—	—	—	—	—	(0.9)	—

Change in unrealized gain on hedged transactions, net of change in accrued tax of $29.0	—	—	—	—	—	(47.4)	—

Restricted stock cancellation (10,203 shares)	—	—	(0.4)	—	—	—	—

Amortization of unearned compensation on restricted stock	—	—	—	—	0.1	—	—

Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (2,615 shares)	—	—	—	—	—	—	0.1

Balance at September 30, 2005	$67.5	$68.1	$1,621.6	$213.5	$—	$(74.6)	$(485.8)

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in millions of US dollars except per-share amounts)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(18.7)	$(51.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	245.9	254.1
Impairment of assets	11.9	—
Deferred income taxes	(6.9)	(55.4)
Amortization of unearned compensation on restricted stock	0.1	0.7
Minority interests in net loss of subsidiaries	(2.3)	(3.2)
Net gain on fixed assets and land sales	(30.7)	(5.9)
Changes in working capital:
Accounts receivable, net	(55.9)	(60.6)
Inventories	(26.2)	(15.5)
Income taxes receivable	4.6	—
Accounts payable and accrued liabilities	42.4	57.1
Income taxes payable	—	(26.2)
Other, net	(20.9)	(7.5)

Net cash provided by operating activities	143.3	85.7
Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(89.6)	(60.3)
Dispositions of assets, including timber and timberlands	33.7	10.3

Net cash used for investing activities	(55.9)	(50.0)
Cash flows from financing activities:
Cash dividends, including minority interests	(34.3)	(34.6)
Short-term financing	413.9	540.5
Short-term financing repayments	(461.0)	(683.1)
Long-term financing	—	245.9
Payments of long-term debt	(14.3)	(113.8)
Stock options exercised	1.9	5.1

Net cash used for financing activities	(93.8)	(40.0)
Net decrease in cash and cash equivalents	(6.4)	(4.3)
Cash and cash equivalents:
Beginning of year	29.7	19.4

End of year	$23.3	$15.1

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $0.6 and $0	$107.5	$121.9
Income taxes	$1.0	$33.9
See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bowater Incorporated and subsidiaries (“Bowater”). The consolidated balance sheet as of September 30, 2005, and the related statements of operations, capital accounts and cash flows for the periods ended September 30, 2005 and 2004 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2005 presentation. The reclassifications had no effect on total shareholders’ equity or net loss.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Unaudited, in millions, except per-share amounts)	2005	2004	2005	2004

Net loss as reported:	$(16.0)	$(18.1)	$(18.7)	$(51.9)
Add: Stock-based compensation expense included in
net loss, net of related tax effects	—	0.1	—	0.5
Deduct: Stock-based compensation expense determined under fair value based methods, net of related tax effects	(1.4)	(1.8)	(4.3)	(5.5)

Pro forma net loss	$(17.4)	$(19.8)	$(23.0)	$(56.9)

Loss per share:
Basic, as reported	$(0.28)	$(0.32)	$(0.33)	$(0.91)
Basic, pro forma	(0.30)	(0.35)	(0.40)	(1.00)
Diluted, as reported	$(0.28)	$(0.32)	$(0.33)	$(0.91)
Diluted, pro forma	(0.30)	(0.35)	(0.40)	(1.00)

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
The fair value of each option granted in the three and nine months ended September 30, 2005 and 2004, was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions below.

	Nine Months Ended
	September 30,
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

4.	Inventories

	September 30,	December 31,
(Unaudited, in millions)	2005	2004

At lower of cost or market:
Raw materials	$92.2	$87.9
Work in process	28.2	23.1
Finished goods	127.1	112.7
Mill stores and other supplies	116.6	114.9

	364.1	338.6
Excess of current cost over LIFO inventory value	(10.8)	(10.7)

	$353.3	$327.9

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
5.	Other (Income) Expense

“Other, net” in the Consolidated Statement of Operations includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2005	2004	2005	2004

Foreign exchange (gain) loss	$1.8	$1.2	$3.6	$(0.1)
Income from joint venture	(1.3)	(1.7)	(3.1)	(3.2)
Miscellaneous income	(1.4)	(0.8)	(4.3)	(3.1)

	$(0.9)	$(1.3)	$(3.8)	$(6.4)

6.	Accumulated Other Comprehensive Loss

The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet are as follows:

	September 30,	December 31,
(Unaudited, in millions)	2005	2004

Pension plan additional minimum liabilities (1)	$(114.0)	$(113.1)
Foreign currency translation (2)	10.5	8.2
Unrealized gain on hedging transactions (3)	28.9	76.3

	$(74.6)	$(28.6)

(1)	Net of deferred tax benefit of $66.0 million and $65.5 million, respectively.

(2)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(3)	Net of deferred tax expense of $17.7 million and $46.7 million, respectively.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
7.	Loss Per Share

Basic and diluted loss per share are based on net loss and do not include any impact from “Other comprehensive loss.”

	Three months ended		Nine months ended
	September 30,		September 30,
(Unaudited, in millions, except per-share amounts)	2005	2004	2005	2004

Basic computation:
Basic loss available to common shareholders	$(16.0)	$(18.1)	$(18.7)	$(51.9)

Basic weighted average shares outstanding	57.4	57.2	57.4	57.2

Basic loss per common share	$(0.28)	$(0.32)	$(0.33)	$(0.91)

Diluted computation:
Diluted loss available to common shareholders	$(16.0)	$(18.1)	$(18.7)	$(51.9)

Basic weighted average shares outstanding	57.4	57.2	57.4	57.2
Effect of dilutive securities:
Options	—	—	—	—

Diluted weighted average shares outstanding	57.4	57.2	57.4	57.2

Diluted loss per common share	$(0.28)	$(0.32)	$(0.33)	$(0.91)

The dilutive effect of options outstanding is calculated using the treasury stock method. Options for approximately 5.1 million shares outstanding at September 30, 2005, and 4.7 million shares outstanding at September 30, 2004 were excluded in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

8.	Pension and Postretirement Expense

The components of net periodic benefit costs relating to Bowater’s pension and other postretirement plans are as follows for the three and nine-months ended September 30, 2005 and 2004:

Pension Plans:

	Three months ended		Nine months ended
	September 30,		September 30,
(Unaudited, in millions)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$9.2	$8.6	$27.7	$27.7
Interest cost	29.4	27.2	86.6	81.8
Expected return on plan assets	(28.5)	(27.0)	(84.8)	(81.2)
Amortization of prior service cost	1.0	0.5	1.9	1.5
Recognized net actuarial loss	4.1	3.3	12.2	9.7

Net periodic benefit cost	$15.2	$12.6	$43.6	$39.5

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
Other Postretirement Plans:

	Three months ended		Nine months ended
	September 30,		September 30,
(Unaudited, in millions)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$1.0	$1.0	$3.3	$3.4
Interest cost	4.3	4.0	13.0	12.9
Amortization of prior service cost	(1.4)	(1.5)	(4.1)	(4.6)
Recognized net actuarial loss	2.1	2.0	6.4	7.3
Curtailment gain	(5.5)	—	(5.5)	—

Net periodic benefit cost	$0.5	$5.5	$13.1	$19.0

The curtailment gain of $5.5 million is associated with changes to certain post-retirement benefits in Canada. For segment reporting purposes, this curtailment gain is included in our Coated and Specialty Papers Division.

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

We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to United States and Canadian dollar exchange rate fluctuations, we have entered into and designated Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows at the Canadian mill operations.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
The components of the cash flow hedges included in “Accumulated other comprehensive loss” for the three and nine-months ended September 30, 2005 and 2004 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Unaudited, in millions)	2005	2004	2005	2004

Gains reclassified to earnings on matured cash flow hedges	$(21.7)	$(33.0)	$(78.5)	$(91.3)
Unrealized gain for change in value on unmatured cash flow hedges	16.5	55.2	2.1	28.2

	(5.2)	22.2	(76.4)	(63.1)
Change in accrued income taxes	1.9	(8.4)	29.0	23.9

Net increase (decrease) in “Accumulated other
comprehensive loss”	$(3.3)	$13.8	$(47.4)	$(39.2)

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. The maximum time period we have hedged transactions is two years. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively. Hedge ineffectiveness associated with these Canadian dollar forward contracts was not material for the three and nine months ended September 30, 2005.

Information regarding our Canadian dollar contracts’ notional amount, carrying value, fair market value, and range of exchange rates of the contracts is summarized in the table below. The notional amount of these contracts represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts.

		Net Asset		Range Of
	National		Fair	U.S.$/CDN$
September 30, 2005	Amount of	Carrying	Market	Exchange
(Unaudited, in millions of U.S. dollars)	Derivatives	Amount	Value	Rates

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2005	$112.0	$17.5	$17.5	.7489-.7291
Due in 2006	183.0	29.1	29.1	.7609-.7124

	$295.0	$46.6	$46.6

In order to reduce our exposure to exchange rate fluctuations on our Canadian dollar denominated long-term debt, we periodically enter into Canadian dollar forward contracts. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly and gains or losses are included in “Other, net” in our Consolidated Statement of Operations. The Canadian dollar forward contracts in effect during the first quarter matured on March 30, 2005. We recognized a gain of $0.9 million for the nine-months ended September 30, 2005, as a result of these contracts. We have not entered into any new Canadian dollar forward contracts since the fourth quarter of 2004.

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

Bowater has off-balance sheet debt guarantees of approximately $32.5 million at September 30, 2005, with $23.6 million related to Ponderay Newsprint Company and $8.9 million related to Timber Note Holdings LLC, one of our Qualified Special Purpose Entities (QSPEs).

Bowater has a 40% interest in Ponderay Newsprint Company, an unconsolidated partnership. Ponderay has a credit facility which is comprised of a term loan and a revolving credit facility. The term loan balance at September 30, 2005, was $59.0 million and is guaranteed by the partners of Ponderay. Bowater guarantees 40%, or $23.6 million of this term loan. The revolving credit facility has commitments from the lender for $25 million. This revolving credit facility is not guaranteed by the partners. At September 30, 2005, there is a $10 million letter of credit reducing this commitment. There are no other drawings on this facility. Ponderay’s outstanding balance on the term loan is reduced annually by its excess cash flows as defined in the credit facility and, although the final balance is due at maturity on April 12, 2006, Ponderay is in the process of renewing this facility. The term loan cannot be increased once paid down, therefore, Bowater’s guarantee is reduced as the outstanding balance is reduced. Bowater would be required to perform on the guarantee if Ponderay were to default on its credit facility and Ponderay’s assets, which collateralize the debt, were insufficient to pay off the credit facility. Ponderay was in compliance with all its debt covenants as of September 30, 2005. Ponderay’s total assets and liabilities at September 30, 2005, were approximately $158.9 million and $78.8 million (which includes the above mentioned debt), respectively.

In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs. Bowater currently guarantees approximately $8.9 million of the investor notes principal balance. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $40.0 million and obligations of approximately $35.7 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable.

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

newsprint division

The Newsprint Division operates six manufacturing sites (including Ponderay Newsprint Company, an unconsolidated partnership) in the United States, Canada and South Korea. The principal product at these manufacturing sites is newsprint, but several of the sites also produce market and fluff pulp and uncoated specialty papers. This division has primary responsibility for the domestic and international marketing and sales of newsprint. The division also manages 1.0 million acres of owned or leased timberland in the United

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
States and the Canadian province of Nova Scotia on which we have cutting rights. Effective January 1, 2005 the Thunder Bay mill became part of the Coated and Specialty Papers Division.

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

The line entitled “Segment income (loss)” in the following tables is equal to “Operating income (loss)” as presented in our Consolidated Statement of Operations. In addition, none of the income or loss items following “Operating income” in our Consolidated Statement of Operations are allocated to our segments, since they are reviewed separately by Bowater’s management.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
The following tables summarize information about segment profit and loss for the three and nine-month periods ended September 30, 2005 and 2004 and segment assets as of September 30, 2005 and 2004:

		Coated		Net Gain
		and	Canadian	on Fixed
Three Months Ended		Specialty	Forest	Assets	Corporate/
September 30, 2005	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations	Total

Sales- external customers	$312.4	$286.3	$277.1	$—	$(2.9)	$872.9

Segment income (loss)	23.3	16.6	(1.8)	9.9	(3.0)	45.0

Total assets at 9/30/05	2,038.8	1,376.4	1,385.9	—	485.7	5,286.8

		Coated		Net Gain
		and	Canadian	on Fixed
Three Months Ended		Specialty	Forest	Assets	Corporate/
September 30, 2004	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Divison	Sales	Eliminations	Total

Sales- external customers	$296.8	$274.5	$264.7	$—	$(2.0)	$834.0

Segment income (loss)	6.0	10.8	11.9	1.7	10.3	40.7

Total assets at 9/30/04	2,100.9	1,445.9	1,400.1	—	511.8	5,458.7

		Coated		Net Gain
		and	Canadian	on Fixed
Nine Months Ended		Specialty	Forest	Assets	Corporate/
September 30, 2005	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations	Total

Sales- external customers	$949.9	$851.3	$816.8	$—	$(10.6)	$2,607.4

Segment income	52.8	26.2	4.9	30.7	8.0	122.6

		Coated		Net Gain
		and	Canadian	on Fixed
Nine Months Ended		Specialty	Forest	Assets	Corporate/
September 30, 2004	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations	Total

Sales- external customers	$869.9	$781.7	$723.8	$—	$(8.1)	$2,367.3

Segment income (loss)	3.7	(2.2)	(6.7)	5.9	36.4	37.1

BOWATER INCORPORATED AND SUBSIDIARIES
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
Information about industry or general economic conditions contained in this report are derived from third party sources (e.g., trade publications) that Bowater believes are widely accepted and accurate; however, Bowater has not independently verified this information and cannot provide assurances of its accuracy.
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
Overview of Financial Performance
Our net loss for the third quarter of 2005 was $16.0 million, as compared to a net loss of $18.1 million for the same period in 2004. Our third quarter cash flow from operating activities exceeded our capital spending and dividends by $40.9 million, resulting in debt reduction of $75.5 million, or net of cash, $47.8 million. In the third quarter of 2005, we spent approximately $40 million on capital projects. Our total debt to capitalization ratio, calculated in accordance with our revolving credit facility, decreased slightly to 59.9%.
During the third quarter of 2005, prices increased for newsprint and coated and specialty papers, but declined for market pulp and lumber. Shipments for all of our product lines decreased compared to the second quarter of 2005. Our sales in the third quarter of 2005 were $872.9 million, a 4.7% increase from the third quarter of 2004 and a 2.7% decrease from the second quarter of 2005. Compared to the third quarter of 2004, our costs during the third quarter were higher primarily due to the stronger Canadian dollar, which increased from an average rate of US$0.76 to US$0.83, lower production volumes, higher maintenance costs, and higher energy costs related to hurricane Katrina. As compared to the third quarter of 2004, our unit manufacturing costs were up 9% in newsprint, 15% in market pulp, 5% in coated and specialty papers and 3% in lumber. “Consolidated Results of Operations” on page 18 provides more information regarding changes in our manufacturing costs during the third quarter of 2005.
Newsprint demand in North America declined 6.8% in the third quarter of 2005 compared to the same period last year, reflecting continuing conservation measures taken by publishers, reduced North American newspaper circulation and substitution by other uncoated mechanical grades. Coated mechanical demand in North America declined 6.9% due primarily to capacity constraints related to industry work stoppages as compared to the same period of 2004. Uncoated mechanical demand decreased by 5.9% and supercalendered high gloss specialty paper demand decreased by 3.8%. Global market pulp demand increased 5%.
Outlook
Prices for our products have improved substantially over the past several years; however, these gains have been largely offset by increased costs in 2005 primarily from the continuing strengthening of the Canadian dollar, including reduced benefits from our Canadian dollar hedging transactions, and higher energy costs. In order to mitigate a portion of the increased costs, we are billing freight and energy surcharges of $20 per ton for our coated and supercalendar grades, and $5 on all of our other uncoated mechanical grades for the fourth quarter. We will continue to focus on enhancing our product mix and examining our costs. We recently announced a cost reduction program that we expect to reduce annual operating costs by $80 million and to fully implement by the end of 2006. In addition to this cost reduction program, we announced our intention to sell certain assets that are expected to generate proceeds in excess of $300 million over the same period. The assets consist mostly of North American timberland assets. As these plans are implemented, the carrying value of these timberland assets will be reclassified to assets held for sale on our balance sheet. We do not expect that the reclassification of these timberland assets will have a negative impact on our current carrying value.
We believe that North American newsprint demand could continue to decline over the next few years. Our newsprint capacity will also decline as we continue to shift production to coated and specialty grades. As previously announced, our Board of Directors approved an $80 million investment to convert approximately 200,000 metric tons of annual newsprint production at our Calhoun mill to higher-margin specialty grades. The conversion project is in process and is expected to be completed by mid-2006. The specialty grades to be produced will focus on the growing direct mail and related advertising markets. After the project is completed, we anticipate

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
that the Calhoun site, which once produced 730,000 metric tons of newsprint annually, will produce 465,000 short tons of specialty grades and 300,000 metric tons of newsprint annually.
In addition to the conversion at Calhoun, we have an opportunity to convert newsprint production to high margin light-weight coated grades at our Thunder Bay mill. Any implementation of this initiative would take into account our financial flexibility and debt reduction efforts as well as the long-term competitive outlook of the site. In consideration of our third quarter results and the challenges of the current business environment, timing for a final decision on this project remains uncertain.
We believe our operations are positioned to deliver quality products and that capital reinvestment in the business can be held to acceptable levels. We expect to spend $160 — $170 million in 2005, compared to projected depreciation expense of $330 million.
Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,				September 30,
(In millions)	2005	2004	Change	2005	2004	Change

Sales	$872.9	$834.0	$38.9	$2,607.4	$2,367.3	$240.1
Operating income	45.0	40.7	4.3	122.6	37.1	85.5

Significant items that increased (decreased) operating income:
Product pricing			$61.8			$250.6
Distribution costs			(0.8)			(11.7)
Manufacturing costs			(63.8)			(154.0)
Asset impairment charge			—			(11.9)
Selling and administrative expenses			(1.1)			(12.3)
Net gain on fixed assets and land sales			8.2			24.8

			$4.3			$85.5

Three months ended September 30, 2005 versus September 30, 2004

Sales increased in the third quarter of 2005 as compared to the third quarter of 2004 due primarily to higher transaction prices for newsprint and coated and specialty papers and increased shipments of coated papers, partially offset by lower transaction prices for pulp and lumber and lower shipments of newsprint, specialty papers and pulp as further noted in the “Product Line Information” section.
Operating income increased in the third quarter of 2005 as compared to the third quarter of 2004. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows:
Product pricing for our newsprint and coated and specialty papers product groups was higher in the third quarter of 2005 as compared to the third quarter of 2004. Please refer to the discussion of “Product Line Information” for a more detailed analysis of product pricing and shipments.
Manufacturing costs were higher in the third quarter of 2005 as compared to the third quarter of 2004 resulting primarily from a stronger Canadian dollar ($40.3 million), higher energy costs ($11.9 million), lower volumes ($9.0 million), and higher chemical costs ($3.2 million). These cost increases were partially offset by lower labor and fringe costs ($3.6 million) and lower recycled fiber costs ($1.5 million).
Net gain on fixed assets and land sales relates primarily to land sales and the disposition of fixed assets. The increase is due to higher land sales in the third quarter of 2005 compared to the third quarter of 2004.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nine months ended September 30, 2005 versus September 30, 2004

Sales increased in the first nine months of 2005 as compared to the first nine months of 2004 due primarily to higher transaction prices for all products and increased shipments of coated and specialty papers and lumber as further noted in the “Product Line Information” section.
Operating income increased in the first nine months of 2005 as compared to the first nine months of 2004. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows:
Product pricing for all of our major product groups was higher in the first nine months of 2005 as compared to the first nine months of 2004. Please refer to the discussion of “Product Line Information” for a more detailed analysis of product pricing and shipments.
Distribution costs were higher in the first nine months of 2005 as compared to the first nine months of 2004 as a result of increased shipments to export markets and increased fuel costs.
Manufacturing costs were higher in the first nine months of 2005 as compared to the first nine months of 2004 resulting primarily from a stronger Canadian dollar ($101.0 million), higher costs for energy ($20.5 million), chemicals ($11.0 million), wood ($10.3 million), repair materials ($4.8 million), and recycled fiber ($2.5 million). These cost increases were partially offset by lower depreciation expense ($9.0 million) and improved volumes ($2.2 million).
Asset impairment charge associated with the permanent shut of line No. 1 at our Benton Harbor facility was recognized during the second quarter of 2005.
Selling and administrative expenses were higher in the first nine months of 2005 as compared to the first nine months of 2004 due to lower capital tax refunds ($4.3 million), higher employee-related expenses ($4.0 million), and higher professional fees and other expenses ($4.0 million).
Net gain on fixed assets and land sales relates primarily to land sales and the disposition of fixed assets. The increase is due to higher land sales in the first nine months of 2005 compared to the first nine months of 2004.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Division/Segments and Product Line Information
Bowater is organized by division. Bowater also provides product line disclosures for informational purposes to our analysts and investors. The divisions have operational responsibility over their group of operating assets. The divisions also have sales responsibilities that overlap several of the Company’s operating divisions/segments. The matrix below depicts the various products that are manufactured by each of the Company’s operating divisions/segments and corresponding sales dollars for the nine months ended September 30, 2005, and depicts the division that is responsible for the sale of the product line for the entire company.
(In millions)

		Coated &	Canadian
		Specialty	Forest		Corporate and
	Newsprint	Papers	Products	Pulp	Other
Product Line	Division	Division	Division	Division	Eliminations	Total

Newsprint	$646.1 *	$111.0	$298.0	$—	$—	$1,055.1
Coated & Specialties	138.3	479.0 *	205.1	—	(0.3)	822.1
Pulp	150.5	261.1	—	— *	(3.4)	408.2
Lumber	—	—	298.0 *	—	—	298.0
Other	15.0	0.2	15.7	—	(6.9)	24.0

	$949.9	$851.3	$816.8	$—	$(10.6)	$2,607.4

*	Indicates division responsible for the sale of product line for the entire company
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
Newsprint – Product Line

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Sales (in millions)	$347.9	$336.9	$1,055.1	$987.2
Average prices (per metric ton)	$591	$532	$576	$520
Shipments (thousands of metric tons)	588.3	633.3	1,833.1	1,899.6
Downtime (thousands of metric tons)	71.3	43.0	154.4	135.1
Inventory at end of period (thousands of metric tons)	100.9	85.7	100.9	85.7

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Three months ended September 30, 2005, versus September 30, 2004

Our average newsprint transaction price for all markets was 11.1% higher in the third quarter of 2005 compared to the third quarter of 2004. The increase reflects the realization of price increases in the North American and International markets. Newsprint shipments were 7.1% lower in the third quarter of 2005. Inventory increased 17.7% during the third quarter of 2005 compared to the same period in 2004 primarily due to increased export shipments and transportation delays associated with recent hurricane activity in the southern United States.
During the third quarter of 2005, we took approximately 56,000 tons of market downtime at our Thunder Bay mill, which included approximately 20,000 tons related to a 19-day outage in July 2005 as a result of high wood and energy costs. We plan to take approximately 53,000 metric tons of market and maintenance downtime in the fourth quarter of 2005, which primarily includes market downtime of approximately 37,000 metric tons attributable to an idled newsprint machine at our Thunder Bay mill (since late June 2003) and maintenance downtime of approximately 10,000 metric tons at our Mokpo, Korea facility. We expect the market downtime at our Thunder Bay mill to continue until market conditions improve. We will continue to match production to orders.
We recently informed our North American customers of a $35 per metric ton price increase, effective October 1, 2005.
Newsprint Third Party Data: In the three months ended September 30, 2005, total U.S. demand and consumption of newsprint decreased 6.8% and 6.3%, respectively as compared to the same period last year. North American net exports of newsprint increased 5.5% from 2004 levels. Total inventories (North American mills and users) at September 30, 2005 were 1.3 million metric tons, approximately 113,000 metric tons, or 8%, lower than September 30, 2004. At September 30, 2005 the days of supply at the U.S. daily newspapers was 40 days, down from 41 days at September 30, 2004. The North American operating rate was 94% for the three months ended September 30, 2005. Newspaper advertising linage declined 3.0% in August as compared to August 2004.
Nine months ended September 30, 2005, versus September 30, 2004

Our average newsprint transaction price for all markets was 10.8% higher in the first nine months of 2005 compared to the first nine months of 2004. The increase reflects the realization of price increases in the North American and International markets. Our newsprint shipments decreased by 3.5% in the first nine months of 2005 primarily due to increases in specialty papers production on our newsprint machines. Our newsprint shipments to international markets have increased 20% during the first nine months of 2005 compared to the same period of 2004.
Newsprint Third Party Data: In the first nine months of 2005, total U.S. demand and consumption of newsprint decreased 6.7% and 5.2%, respectively as compared to the same period last year. North American net exports of newsprint increased 7.4% from 2004 levels. Newspaper advertising linage declined 1.5% in the first eight months of 2005 compared to the same period last year.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Coated and Specialty Papers – Product Line

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Sales (in millions)	$290.6	$244.6	$822.1	$664.8
Average prices (per short ton)	$730	$628	$702	$602
Shipments (thousands of short tons)	397.9	389.8	1,170.5	1,104.9
Downtime (thousands of short tons)	20.8	22.3	69.2	77.2
Inventory at end of period (thousands of short tons)	50.4	45.0	50.4	45.0

Three months ended September 30, 2005, versus September 30, 2004

Our average transaction price for coated paper was 19.3% higher in the third quarter of 2005 compared to the third quarter of 2004 due to the realization of price increases in 2004 and 2005, as well as the addition of higher value, ultra-light weight coated grades to our mix. Our coated mechanical papers shipments increased 8.2% in the third quarter of 2005 as compared to the third quarter of 2004 due to improved production efficiencies and increases in our orders that were influenced by labor disputes at competitors’ mills, which have been subsequently resolved. Our average transaction price for specialty papers was 11.4% higher in the third quarter of 2005 compared to the third quarter of 2004 due to the realization of price increases in 2004 and 2005. Our shipments of specialty papers decreased 3.6% in the third quarter of 2005 compared to the third quarter of 2004 due to the timing of shipments and invoicing. Market downtime in the third quarter of 2005 was taken at our Nuway facilities as we ran these sites on a four-day-per-week schedule.
We recently announced a price increase of $35 per short ton for all of our low-bright, uncoated mechanical grades for our North American customers, effective November 1, 2005.
Coated and Specialty Papers Third Party Data: U.S. consumer magazine advertising pages decreased 0.3% in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. North American demand for coated mechanical papers decreased 6.9% in the three months ended September 30, 2005 compared to the same period in 2004. North American demand for supercalendered high gloss papers and other uncoated mechanical papers was down 3.8% and down 6.0% respectively, in the three months ended September 30, 2005 compared to the same period in 2004.
Nine months ended September 30, 2005, versus September 30, 2004

Our average transaction price for coated paper was 19.8% higher in the first nine months of 2005 compared to the first nine months of 2004 due to the realization of price increases in 2004 and 2005, as well as the addition of higher value, ultra-light weight coated grades to our mix. Our coated mechanical papers shipments increased 7.8% in the first nine months of 2005 as compared to the first nine months of 2004 due to improved production yields and increases in our orders that were influenced by labor disputes at our competitors’ mills. Our average transaction price for specialty papers was 12.6% higher in the first nine months of 2005 compared to the first nine months of 2004 due to the realization of price increases and increased sales of higher-brightness, higher-value grades. Our shipments of specialty papers increased 4.1% in the first nine months of 2005 compared to the first nine months of 2004 due in part to customers downgrading from traditional freesheet grades produced by our competitors to our new high-bright uncoated papers and other customers upgrading from newsprint to specialties. Market downtime in the first nine months of 2005 was taken at our Nuway facilities.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Coated and Specialty Papers Third Party Data: U.S. magazine advertising pages increased 1.0% in the first nine months of 2005 compared to the first nine months of 2004. North American demand for coated mechanical papers decreased 3.0% in the first nine months of 2005 compared to the first nine months of 2004. North American demand for supercalendered high gloss papers and other uncoated mechanical papers was up 5.3% and up 2.5%, respectively, in the first nine months of 2005 compared to the first nine months of 2004.
Market Pulp — Product Line

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Sales (in millions)	$127.4	$135.3	$408.2	$411.5
Average prices (per metric ton)	$518	$527	$536	$515
Shipments (thousands of metric tons)	245.9	256.5	761.9	799.2
Downtime (thousands of metric tons)	18.8	7.7	42.3	31.3
Inventory at end of period (thousands of metric tons)	67.8	62.2	67.8	62.2

Three months ended September 30, 2005, versus September 30, 2004

Our average transaction price for market pulp was 1.7% lower in the third quarter of 2005 compared to the third quarter of 2004. Shipments were lower during the third quarter of 2005 as a result of increased internal consumption and increased maintenance downtime. Our market pulp inventories ended the third quarter of 2005 at 23 days supply. Generally, our inventories are below the industry average because our mills are geographically closer to the markets they serve. In the third quarter, we took approximately 18,800 metric tons of maintenance downtime at our Calhoun, Coosa Pines and Thunder Bay facilities. In the fourth quarter of 2005, our Coosa Pines mill will be down for scheduled maintenance, removing approximately 20,000 metric tons of production. We have increased our market pulp inventory prior to the shut.
Due to improved market conditions we informed our paper-grade North American softwood customers of a $20 per metric ton price increase, effective October 1, 2005.
Market Pulp Third Party Data: World demand for market pulp increased 5% in the three months ended September 30, 2005 compared to the same period last year. World producers shipped at 92% of capacity during the three months ended September 30, 2005 compared to 91% during the same period in 2004.
Nine months ended September 30, 2005, versus September 30, 2004

Our average transaction price for market pulp was 4.1% higher in the first nine months of 2005 compared to the first nine months of 2004. The increase reflects the realization of price increases brought about by improved world supply and demand during 2004 and the first quarter of 2005 offset by a slowing demand in the third quarter of 2005. Temporary and permanent supply reductions coupled with improved demand from paper makers combined to help improve market conditions in the first nine months of 2005 compared to the first nine months of 2004 despite the slowing market demand in the third quarter of 2005. Shipments were lower during the first nine months of 2005 as a result of increased maintenance downtime and increased internal consumption. Maintenance downtime at our Calhoun, Catawba, Coosa Pines and Thunder Bay facilities resulted in the removal of approximately 42,000 metric tons of pulp from production during the first nine months of 2005.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Market Pulp Third Party Data: World demand for market pulp increased 1.4% in the first nine months of 2005 compared to the same period last year. World producers shipped at 92% of capacity during the first nine months of 2005 compared to 93% for the same period in 2004. World producer inventories have decreased to 33 days supply as of September 30, 2005, which is 7 days less than the corresponding period in 2004.
Lumber – Product Line

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Sales (in millions)	$95.9	$107.4	$298.0	$281.0
Average prices (per metric ton)	$348	$395	$364	$360
Shipments (thousands of metric tons)	275.6	271.5	819.1	780.8
Downtime (thousands of metric tons)	41.3	74.1	159.2	224.0
Inventory at end of period (thousands of metric tons)	50.5	64.0	50.5	64.0

Three months ended September 30, 2005, versus September 30, 2004

Lumber prices decreased in the third quarter of 2005 as compared to the third quarter of 2004 as a result of market volatility. Weak pricing conditions have continued into the fourth quarter. Our lumber shipments increased 1.5% in the third quarter of 2005 due primarily to the increased output at our Thunder Bay sawmill, which had been closed during the third quarter of 2004 due to wood supply shortages.
Third party data: The U.S. housing starts increased 10.3% in the third quarter of 2005 as compared to the same period last year.
Nine months ended September 30, 2005, versus September 30, 2004

Lumber prices increased in the first nine months of 2005 as compared to the first nine months of 2004 as a result of market volatility and continued high demand which was fueled by record housing starts. Our lumber shipments increased 4.9% in the first nine months of 2005 due primarily to the increased output at our Maniwaki sawmill following completion of the modernization project in December 2003 and increased output at our Thunder Bay sawmill which experienced downtime in 2004 due to wood supply shortages.
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
The Canadian government has appealed the duties to the World Trade Organization (WTO) and under the terms of the North American Free Trade Agreement (NAFTA) and requested that the duties be refunded. The final amount of CVD and ADD that may be assessed on Canadian softwood lumber imports into the U.S. will depend upon negotiations among the governments involved in the dispute or upon determinations made by the NAFTA, WTO or other adjudicatory panels to which the duties may be appealed. Until the dispute about the duties is resolved, we will continue to pay the duties as required by the DOC. To date, we have paid CV and AD duties of approximately

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
$93.7 million. Should these duty rates be eliminated or decreased, a portion or all of the $93.7 million could be reversed into operating income in future periods.
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
Third party data: The U.S. housing starts increased 5.7% in the first nine months of 2005 as compared to the same period last year.
Divisional Performance
Newsprint Division

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2005	2004	Change	2005	2004	Change

Sales	$312.4	$296.8	$15.6	$949.9	$869.9	$80.0
Segment income	23.3	6.0	17.3	52.8	3.7	49.1

Significant items that increased (decreased) segment income:
Product pricing			$28.3			$87.8
Distribution costs			(1.8)			(6.6)
Manufacturing costs			(9.9)			(33.4)
Selling and administrative expenses			0.7			1.3

			$17.3			$49.1

Three months ended September 30, 2005, versus September 30, 2004

Sales increased in the third quarter of 2005 as compared to the third quarter of 2004 primarily as a result of higher product pricing for newsprint ($21.9 million), market pulp ($2.9 million) and specialty papers ($3.9 million), and higher shipments of specialty papers ($3.4 million), and market pulp ($0.5 million), partially offset by lower newsprint shipments ($17.1 million). See the previous discussion of product line results.
Segment income increased in the third quarter of 2005 as compared to the third quarter of 2004 primarily as a result of higher product pricing and shipments noted above. These product pricing improvements were partially offset by higher manufacturing costs. Manufacturing costs were higher as a result of higher ($4.7 million) energy and chemical costs, a stronger Canadian dollar ($5.7 million), and lower volumes ($4.9 million), partially offset by lower wood, recycled fiber, repair, and other costs ($5.5 million).
Nine months ended September 30, 2005, versus September 30, 2004

Sales increased in the first nine months of 2005 as compared to the first nine months of 2004 primarily as a result of higher product pricing for newsprint ($63.9 million), market pulp ($11.3 million) and specialty papers ($11.1 million), and higher shipments of specialty papers ($21.1 million) and market pulp ($4.3 million). These product price and shipment increases were offset by lower shipments of newsprint ($31.2 million). See the previous discussion of product line results.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Segment income increased in the first nine months of 2005 as compared to the first nine months of 2004 primarily as a result of higher product pricing and shipments noted above. These product pricing improvements were partially offset by higher manufacturing costs. Manufacturing costs were higher as a result of higher prices for energy ($6.8 million) and chemicals ($7.2 million), lower volumes ($3.3 million), and a stronger Canadian dollar ($18.9 million), partially offset by improved wood and repair costs ($3.9 million).
Coated and Specialty Papers Division

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2005	2004	Change	2005	2004	Change

Sales	$286.3	$274.5	$11.8	$851.3	$781.7	$69.6
Segment income (loss)	16.6	10.8	5.8	26.2	(2.2)	28.4

Significant items that increased (decreased) segment income:
Product pricing			$26.7			$99.5
Distribution costs			(0.7)			(3.2)
Manufacturing costs			(20.2)			(55.3)
Asset impairment			—			(11.9)
Selling and administrative expenses			—			(0.7)

			$5.8			$28.4

Three months ended September 30, 2005, versus September 30, 2004

Sales increased in the third quarter of 2005 as compared to the third quarter of 2004 primarily as a result of increased product pricing in coated and specialty papers ($27.5 million) and newsprint ($4.1. million) and higher shipments of coated papers ($10.5 million). These product price and shipment increases were partially offset by lower product pricing in pulp ($4.9 million) and lower shipments of pulp ($6.0 million), newsprint ($13.8 million) and specialty papers ($5.4 million). See the previous discussion of product line results.
Segment income increased in the third quarter of 2005 as compared to the third quarter of 2004 primarily as a result of higher product pricing and shipments noted above. These improvements were partially offset by higher manufacturing costs including higher costs ($8.1 million) for chemicals and energy, higher repair costs ($5.5 million), a stronger Canadian dollar ($7.5 million) and lower volumes ($5.1 million). These increased manufacturing costs were partially offset by lower labor and fringe costs ($4.6 million) and lower wood costs ($1.2 million).
Nine months ended September 30, 2005, versus September 30, 2004

Sales increased in the first nine months of 2005 as compared to the first nine months of 2004 primarily as a result of increased product pricing in coated and specialty papers ($81.1 million), newsprint ($11.1 million) and market pulp ($7.3 million) and higher shipments of coated papers ($27.9 million). These product price and shipment increases were partially offset by lower shipments of pulp ($23.9 million), newsprint ($19.3 million) and specialty papers ($14.7 million). See the previous discussion of product line results.
Segment income increased in the first nine months of 2005 as compared to the first nine months of 2004 primarily as a result of higher product pricing and shipments noted above. These improvements were partially offset by higher manufacturing costs including higher costs ($5.0 million) for wood and recycled fiber, higher costs ($17.5 million) for energy and chemicals, higher repair costs ($8.5 million), a stronger Canadian dollar ($24.4 million), lower volumes ($3.1 million), and an asset impairment charge, as noted below. These increased manufacturing

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
costs were partially offset by lower depreciation expense ($7.1 million) and lower labor and fringe costs ($1.8 million).
During the second quarter of 2005, Bowater management decided to permanently shut the original line at Benton Harbor, which resulted in a one time non-cash asset impairment charge of $11.9 million during the second quarter of 2005. See Note 3 of the Notes to the Consolidated Financial Statements for a detailed discussion of the asset impairment.
Canadian Forest Products Division

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2005	2004	Change	2005	2004	Change

Sales	$277.1	$264.7	$12.4	$816.8	$723.8	$93.0
Segment income (loss)	(1.8)	11.9	(13.7)	4.9	(6.7)	11.6

Significant items that increased (decreased) segment income:
Product pricing			$6.9			$63.8
Distribution costs			1.7			(1.9)
Manufacturing costs			(21.1)			(48.2)
Selling and administrative expenses			(1.2)			(2.1)

			$(13.7)			$11.6

Three months ended September 30, 2005, versus September 30, 2004

Sales increased in the third quarter of 2005 as compared to the third quarter of 2004 as a result of higher product pricing for newsprint ($9.3 million), coated and specialty papers ($8.9 million), and timber ($1.1 million) and higher shipments of newsprint ($6.8 million), partially offset by lower lumber pricing ($12.4 million) and lower shipments of coated and specialty papers ($2.3 million). See the previous discussion of product line results.
Segment income decreased in the third quarter of 2005 as compared to the third quarter of 2004 primarily as a result of higher manufacturing costs. The higher manufacturing costs were due primarily to a stronger Canadian dollar ($15.8 million) and higher costs for wood, energy, and chemicals ($4.6 million), partially offset by improved volumes ($0.9 million). These manufacturing cost increases were partially offset by increased sales as note above.
Nine months ended September 30, 2005, versus September 30, 2004

Sales increased in the first nine months of 2005 as compared to the first nine months of 2004 as a result of higher product pricing for newsprint ($28.8 million), coated and specialty papers ($26.0 million), lumber ($7.1 million), and timber ($1.9 million), and higher shipments ($29.2 million) for all products. See the previous discussion of product line results.
Segment income increased in the first nine months of 2005 as compared to the first nine months of 2004 primarily as a result of increased pricing as noted above. These improvements were partially offset by higher manufacturing and distribution costs. The higher manufacturing costs were due primarily to a stronger Canadian dollar ($45.0 million) and higher wood and fiber costs ($9.6 million), partially offset by lower costs for energy, repair materials, and labor ($2.8 million), and improved volumes ($8.5 million).

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Gain on Fixed Assets and Land Sales and Corporate & Other Eliminations
Net gain on fixed assets and land sales and corporate and other eliminations are included in order to reconcile division sales and segment income (loss) to our total sales and operating income on our Consolidated Statement of Operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2005	2004	Change	2005	2004	Change

Net gain on fixed assets and land sales	$9.9	$1.7	$8.2	$30.7	$5.9	$24.8
Corporate & other eliminations:

Sales	(2.9)	(2.0)	(0.9)	(10.6)	(8.1)	(2.5)

Segment income (loss)	(3.0)	10.3	(13.3)	8.0	36.4	(28.4)

Net gain on fixed assets and land sales: During the three and nine months ended September 30, 2005, Bowater recorded a net pre-tax gain of $9.9 million and $30.7 million, respectively, related primarily to the sale of land and fixed assets. During the three and nine months ended September 30, 2004, Bowater recorded a net pre-tax gain of $1.7 million, and $5.9 million, respectively, related to the sale of land and fixed assets. The increase is primarily due to higher land sales in 2005 compared to 2004.
Corporate & other eliminations: The elimination of intersegment sales increased $0.9 million and $2.5 million during the three and nine months ended September 30, 2005, respectively. Corporate income decreased $13.3 million and $28.4 million during the three and nine months ended September 30, 2005, respectively. The decrease in segment income during the third quarter is due primarily to lower gains on foreign currency hedges. The decrease during the nine month period is due primarily to lower gains on foreign currency hedges, lower capital tax refunds and increased general and administrative expenses.
Interest and Other Income and Expenses
Interest expense increased $1.6 million from $48.4 million for the third quarter of 2004 to $50.0 million for the third quarter of 2005. Interest expense increased $3.0 million from $146.5 million for the nine months ended September 30, 2004 to $149.5 million for the nine months ended September 30, 2005. This increase is primarily attributable to higher interest rates, partially offset by lower average debt balances during the 2005 periods.
Other income decreased $0.4 million from $1.3 million during the third quarter of 2004 to $0.9 million during the third quarter of 2005. Other income decreased $2.6 million from $6.4 million during the first nine months of 2004 to $3.8 million during the first nine months of 2005. The decreases in both periods are primarily the result of an increase in foreign currency exchange losses during 2005.
The majority of our exchange gain/loss amounts are attributable to the revaluation of unhedged foreign denominated assets and liabilities into United States dollars. For a further discussion of the effect of fluctuations in the Canadian – U.S. Dollar exchange rates, see “Canadian – U.S. Dollar Exchange Rate Fluctuation Effect on Earnings.”
Income Taxes
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed locally. On

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
consolidation, a portion of such gains and losses are eliminated but we are still impacted by the foreign taxes on such items. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.
Bowater’s effective tax rate for the third quarter of 2005 was (467.7)% as compared to (226.4)% during the same period last year. The effective tax rates for the third quarter of 2005 and 2004 were primarily impacted by the tax treatment on foreign currency gains and losses discussed previously and the adjustments discussed below.
Income tax expense for the third quarter of 2005 includes expense adjustments of $7.9 million related to a valuation allowance on certain Canadian deferred tax assets and an adjustment related to a revised estimated effective tax rate for the year. These expense adjustments were partially offset by the elimination of tax reserves of $4.2 million related to the expiration of the associated statute of limitations during the third quarter of 2005 and the resolution of a prior year tax examination.
Income tax expense for the third quarter of 2004 includes the elimination of income tax reserves of $6.8 million associated with a statute of limitations expiration for pre-2001 Canadian tax years, resulting in a decrease to income tax expense. These tax reserve adjustments in the third quarter of 2004 were offset by an increase in tax expense related to a revised estimated effective tax rate for the year.
Our effective tax rate for the first nine months of 2005 was (5.5)% versus 44.8% for the first nine months of 2004. The effective tax rate for the first nine months of 2005 and 2004 were primarily impacted by the tax treatment on foreign currency gains and losses discussed previously, by permanent tax differences that are not dependent on pre-tax income (loss) and by the adjustments as discussed above.
We are required to evaluate the future recoverability of deferred tax assets on a jurisdictional basis. As part of this evaluation process, we continue to analyze all available evidence, both positive and negative, including potential tax planning strategies, to determine if sufficient future taxable income is available in each jurisdiction to support the realization of the deferred tax assets. As a result of this evaluation process and as indicated above, we have recorded a valuation allowance against certain Canadian deferred tax assets during the third quarter of 2005. Future adjustments to these valuation allowances may be necessary should the likelihood of realization of these deferred tax assets change.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
The primary components of our cash flows are as follows:

	Nine Months
	Ended September 30,
(In millions)	2005	2004

Decrease in cash and cash equivalents	$(6.4)	$(4.3)

Cash from operations	143.3	85.7

Net loss	(18.7)	(51.9)

Adjustments to net loss:
Amortization of unearned compensation on restricted stock	0.1	0.7
Depreciation and amortization	245.9	254.1
Deferred income taxes	(6.9)	(55.4)
Net gain on land sales	(30.7)	(5.9)
Minority interests in net loss of subsidiaries	(2.3)	(3.2)
Asset impairment	11.9	—

Working capital:
Accounts receivable, net	(55.9)	(60.6)
Inventories	(26.2)	(15.5)
Income taxes receivable	4.6	—
Accounts payable and accrued liabilities	42.4	57.1
Income taxes payable	—	(26.2)

Total working capital changes	(35.1)	(45.2)

Cash used for investing activities	(55.9)	(50.0)
Cash invested in fixed assets, timber and timberlands	(89.6)	(60.3)
Disposition of fixed assets, timberlands and note monetizations	33.7	10.3

Cash used for financing activities	(93.8)	(40.0)
Short-term financing, net	(47.1)	(142.6)
Long-term financing, net	(14.3)	132.1
Dividends	(34.3)	(34.6)

Cash From Operations
During the first nine months of 2005 and 2004, Bowater had net losses of $18.7 million and $51.9 million, respectively. Cash provided by operating activities totaled $143.3 million in the first nine months of 2005 compared to $85.7 million during the same period of 2004. Cash generated from operations increased $57.6 million for the first nine months of 2005 as compared to the same period in 2004, due primarily to lower cash losses from operations. The lower cash losses in the first nine months of 2005 were primarily the result of higher product pricing partially offset by higher manufacturing costs and lower shipments. (See discussion of manufacturing costs, distribution costs and product pricing in the “Product Line Information” and “Divisional Performance” sections of our “Management’s Discussion and Analysis”). Deferred income tax benefits were lower during 2005 due primarily to lower pre-tax loss in 2005 as compared to the same period last year.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Working capital in the first nine months of 2005 was negatively impacted by an increase in accounts receivable, which resulted primarily from higher pricing and higher inventory levels to support increased export shipments. These working capital changes were partially offset by an increase in accounts payable and accrued liabilities due to the timing of payments. Working capital in 2004 was negatively impacted by an increase in accounts receivable primarily from higher pricing and timing of collection of our receivables, higher inventory levels in our specialty paper and lumber product lines, and reductions in our income taxes payable. These working capital changes were partially offset by an increase in accounts payable and accrued liabilities primarily due to the timing of payments.
Cash Used for Investing Activities
Cash used for investing activities totaled $55.9 million and $50.0 million for the first nine months of 2005 and 2004, respectively. The increase in cash used for investing activities during the first nine months of 2005 is due primarily to increased capital expenditures, partially offset by increased proceeds from land sales. For the first nine months of 2005, capital expenditures have been primarily for compliance and maintenance requirements and return-based projects. We expect capital expenditures to be approximately $160 to $170 million in 2005.
Cash Used for Financing Activities
Cash used for financing activities totaled $93.8 million and $40.0 million for the first nine months of 2005 and 2004, respectively. Bowater paid cash dividends of $34.3 million, had net payments of $47.1 million on its short-term borrowings and net payments of $14.3 million on its long-term debt during the first nine months of 2005.
Cash generated from (used for) financing activities in the first nine months of 2004 includes the sale of $250.0 million of registered notes that are due March 15, 2010. We received net proceeds from the notes of $246.2 million, which were used to pay amounts outstanding under the short-term bank debt credit facilities ($146.2 million) and the three-year term loan ($100.0 million). Bowater paid cash dividends of $34.6 million in the first nine months of 2004.
Credit Arrangements:
As of September 30, 2005, Bowater had available borrowings on our short-term bank debt — credit facilities as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
Short-Term Bank Debt	Commitment	Outstanding	Available (1)	Date	Rate
		(in millions except for dates and interest rates)
Revolving credit facility (2)	$435.0	$6.0	$332.7	04/07	8.25%
364-day Accounts Receivable Securitization Arrangement (3)	200.0	21.0	149.0	12/05	3.81%

	$635.0	$27.0	$481.7		4.79%

(1)	The commitment available under the Revolving credit facility is subject to covenant restrictions described on pages 32 — 33 of this Form 10-Q and is reduced by outstanding letters of credit of $96.3 million.

(2)	Borrowings under the revolving credit facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt.

(3)	The amount that can be borrowed at any time under our 364-day accounts receivables securitization arrangement depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our revolving credit facility requires us to maintain a minimum consolidated net worth (generally defined as common shareholders’ equity, excluding hedging gains in place as of December 31, 2003, plus any outstanding preferred stock plus minimum pension liability amounts) of $1.4 billion, a maximum 65.0% ratio of total debt to total capital (defined as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts), and an annual minimum EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items, plus income taxes plus depreciation plus net interest expense) of $250.0 million measured quarterly beginning March 31, 2005, through December 31, 2005 and $400.0 million at the end of each quarter thereafter. If we generate net income, the minimum net worth requirement increases by half of our consolidated net income for each fiscal quarter, excluding gains from cash flow hedges in place as of December 31, 2003. At September 30, 2005, our consolidated net worth was approximately $1,524.3 million, and, calculated according to our credit facility’s guidelines, our ratio of total debt to total capital was 59.9% and our trailing-twelve-months EBITDA was $469.6 million.

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

(Unaudited, in millions)	12/31/2004	3/31/2005	6/30/2005	9/30/2005	Rolling 4 Qtrs

Net income (loss)	$(35.2)	$0.9	$(3.6)	$(16.0)	$(53.9)

Provision for income tax expense (benefit)	(10.1)	(7.8)	(5.6)	14.5	(9.0)
Depreciation, amortization and cost of timber harvested	81.1	81.8	81.6	82.5	327.0
Interest expense, net of capitalized interest	48.8	50.2	49.3	50.0	198.3
Interest income	(1.0)	(1.1)	(1.1)	(1.0)	(4.2)

EBITDA	$83.6	$124.0	$120.6	$130.0	$458.2

Adjustments:
Severance	8.7	—	—	—	8.7
Minority interest in net income (loss) of subsidiaries	(3.3)	(1.2)	0.5	(1.6)	(5.6)
Foreign exchange (gain) loss	(2.9)	(1.5)	3.3	1.8	0.7
Asset impairment	—	—	11.9	—	11.9
Income from joint venture	(1.2)	(0.7)	(1.1)	(1.3)	(4.3)

	1.3	(3.4)	14.6	(1.1)	11.4

EBITDA, as calculated according to our credit facility’s guidelines	$84.9	$120.6	$135.2	$128.9	$469.6

A reconciliation of the GAAP items to the calculation of total debt as a percentage of total capitalization, in accordance with our credit facility, is as follows:

(in millions, except ratios)	September 30,
2005

Total debt	$2,450.6
Less: Revaluation of debt	(69.9)

Total debt, per credit facilities	$2,380.7

Capitalization:
Total shareholders’ equity	$1,410.3
Total debt	2,450.6
Minority interest	68.3
Less: Revaluation of debt	(69.9)
Plus: Additional minimum pension liability, net of tax	114.0

Total capitalization, per credit facilities	$3,973.3

Total debt as a percentage of total capitalization in accordance with credit facilities	59.9%

Total debt as a percentage of total capitalization, in accordance with GAAP	62.4%

We believe we are in compliance with all of our covenants and other requirements set forth in our credit facilities.
We believe that cash generated from operations and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations and capital expenditures for the next 12

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
months. In addition, we periodically review timberland holdings and sell timberlands. See our “Outlook” section on page 17 of this report for a description of our intention to sell certain North American timberland assets.
In April 2005, Moody’s affirmed Bowater’s credit ratings of Ba3 with a negative outlook. In October 2005, S&P placed Bowater’s credit rating on watch with a negative outlook. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on Bowater’s lowest credit rating. Any reduction in the lowest rating will increase our cost of borrowing. In addition to higher interest rates, although further downgrades would have no material impact on availability under our present debt and credit agreements, it could impact our access to and cost of capital and financial flexibility in the future.
Employees
As of September 30, 2005, Bowater employed 8,200 people, of whom 5,700 were represented by bargaining units. Labor agreements covering approximately 2,200 employees at five of our nine Canadian paper mills were ratified July 8, 2005. These employees are represented predominantly by the Communications, Energy and Paper Union (“CEP”). The agreements have effective dates of May 1, 2004, and will expire on April 30, 2009. The agreements provide for annual wage increases averaging 2.5% for each of the first two years and averaging 2% annually thereafter as well as improvements and changes to pension and employee benefits.
During the first nine months of 2005, labor agreements covering approximately 310 employees at three sawmills and one woodlands operation expired. In April 2005, a labor agreement covering approximately 200 employees at our Donnacona facility expired. The wage portion of the labor agreement covering approximately 150 employees at our Mokpo, Korea facility was renewed in August 2005 and expires in July 2006. Additionally, in August 2005, a labor agreement covering approximately 235 employees at our Thunder Bay woodlands operation expired.
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
We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. At September 30, 2005, we had $295.0 million of Canadian dollar contracts outstanding; however, we have not entered into any new hedging agreements since the third quarter of 2004. Under the exchange rates, hedging levels and operating conditions that existed during the three months ended September 30, 2005, for every one-cent change in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for the three months ended September 30, 2005 would have been impacted by approximately $1.8 million, or approximately $7.0 million for the full year 2005. For a description of our hedging activities, see Note 10 of the Notes to Consolidated Financial Statements included in this quarterly report.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Canadian Dollar Hedging Program
At September 30, 2005, we had approximately $46.6 million of unrealized gains recorded on our Canadian dollar hedging program compared to approximately $123.0 million of unrealized gains at December 31, 2004. This decrease resulted primarily from the expiration of hedging contracts during 2005, as noted above. The balance of our hedging contracts continue into the third quarter of 2006 and extend no further. These unrealized gains are classified in “Unrealized gain on hedged transactions” or “Other assets” in our Consolidated Balance Sheet depending on the maturity date of the hedging contract.
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
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the S.E.C. announced a delay in the effective date of SFAS 123R. Therefore, the accounting provisions of SFAS 123R are effective for annual reporting periods beginning after September 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of 2006 and are currently evaluating the effect that the adoption of FASB 123R will have on our financial position and results of operation.
In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act (AJCA) introduces a special 9% tax deduction (when fully phased in) on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. During the third quarter of 2005, we determined that we would not be eligible to take the special tax deduction in 2005. Therefore, the adoption of FAS 109-1 will have no impact on our financial condition or results of operations in 2005. The range of reasonably possible amounts of the additional deduction that are still being considered for future periods cannot be reasonably determined at this time.
In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. During the third quarter of 2005, we determined that we would not repatriate any foreign earnings for which the provisions of FAS 109-2 would apply. Therefore, the adoption of FAS 109-2 will not impact our financial condition or result of operations.
In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after September 15, 2005, and we will adopt this standard in 2006. We have not yet evaluated the effect that the adoption of SFAS 151 will have on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We have provided current disclosure concerning our Canadian dollar forward contracts, which is included in Note 10 to the Notes to Consolidated Financial Statements included in this quarterly report. For information about the effect of Canadian-U.S. dollar exchange rate fluctuations on our manufacturing costs and Canadian dollar denominated liabilities, see the section entitled “Canadian-U.S. Dollar Exchange Rate Fluctuation Effect on Earnings.”
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank and long-term debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain a mix of fixed rate and variable rate borrowings. At September 30, 2005, we had $2,140.1 million of fixed rate long-term debt and $310.5 million of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our short and long-term variable rate debt at September 30, 2005, of $310.5 million, a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $0.8 million.
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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
(b)	Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BOWATER INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
a.	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.
b.	There have been no material developments to the legal proceedings described in our annual report on Form 10-K filed on March 16, 2005.
c.	On September 30, 2005, the Ministry of Justice of the Province of Quebec (MOJ) cited one of our subsidiaries, Bowater Canadian Forest Products, Inc. (BCFPI), in connection with effluent water quality of the Dolbeau mill. BCFPI is contesting the fine of CDN $387,240 levied by the MOJ. The Dolbeau mill has taken steps to improve its effluent quality and has remained in compliance with provincial and federal effluent limits since January 1, 2005. We expect BCFPI to reach a settlement with the MOJ in the first half of 2006.
Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1	Memorandum of Agreement between Bowater Canadian Forest Products Inc. and Bowater Maritimes Inc. and Bowater Mersey Paper Company Limited and the Communications, Energy and Paper Workers Union of Canada (CEP), dated June 24, 2005

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BOWATER INCORPORATED AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED

By	/s/ William G. Harvey

William G. Harvey
Senior Vice President and Chief Financial Officer

By	/s/ Michael F. Nocito

Michael F. Nocito
Vice President and Controller
Dated: November 4, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Memorandum of Agreement between Bowater Canadian Forest Products Inc. and Bowater Maritimes Inc. and Bowater Mersey Paper Company Limited and the Communications, Energy and Paper Workers Union of Canada (CEP), dated June 24, 2005

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.