Form 10-K
period 2005-12-31
BOWATER INC
filed 2006-03-13
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal
Year Ended December 31, 2005
COMMISSION FILE NO. 1-8712
Bowater Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-0721803 (I.R.S. Employer Identification No.)
55 East Camperdown Way
P. O. Box 1028
Greenville, South Carolina 29602-1028
(Address of principal executive offices)
Registrant’s telephone number, including area code: (864) 271-7733
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common Stock, par value $1 per share	New York Stock Exchange, Inc.
Pacific Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value of the voting common equity held by nonaffiliates* of the registrant as of June 30, 2005, was approximately $1.8 billion.
As of February 24, 2006, there were 55,924,713 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered with respect to the Annual Meeting of Shareholders to be held on May 10, 2006, are incorporated by reference into Part III.
• Without acknowledging that any individual director or executive officer of the registrant is an affiliate, the shares over which they are deemed to have voting control are considered to be owned by affiliates solely for purposes of this calculation.

TABLE OF CONTENTS
Bowater Incorporated
Form 10-K
For the year ended December 31, 2005

PART I
Item 1. Business
General
Bowater Incorporated (“Bowater”) is a leading producer of newsprint and coated mechanical papers. In addition, we produce uncoated mechanical papers, bleached kraft pulp and lumber products. We operate 12 pulp and paper manufacturing facilities in the United States, Canada and South Korea. Bowater also operates two facilities that convert a mechanical base sheet to coated products. Bowater’s operations are supported by 1.4 million acres of timberlands owned or leased in the United States and Canada and 29.6 million acres of timber cutting rights on Crown-owned lands in Canada.
Bowater was incorporated in Delaware in 1964. Our principal executive offices are located at 55 East Camperdown Way, Greenville, South Carolina 29601, and our telephone number at that address is (864) 271-7733.
Business Strategy
Industry statistics indicate that North American newsprint consumption has been declining in recent years. Nevertheless, pricing has improved in the past few years. These improvements have been offset by increased costs primarily from the continuing strengthening of the Canadian dollar and higher energy and wood costs. Bowater has been responding to these negative trends by continuing to enhance our product mix by converting newsprint production to those grades of publication papers with stronger growth characteristics. Cost improvement programs have also been implemented to help improve our financial results.
Enhancing our Product Mix
In the past few years we have taken the following actions to enhance our product mix:
•	In 2005, we announced the investment of approximately $80 million at our Calhoun, Tennessee mill to convert 200,000 metric tons of annual newsprint capacity into approximately the same amount of capacity for producing higher-margin lightly coated and uncoated mechanical papers. This conversion should be completed in mid-2006;

•	The flexible production capabilities at our Calhoun mill has allowed us to shift a portion of the newsprint capacity to specialties production. This mill produced approximately 260,000 metric tons of specialties in 2005;

•	In March 2003, we completed the conversion of a large newsprint machine at our Catawba, South Carolina mill to produce higher-value, lightweight coated papers. This conversion removed approximately 240,000 metric tons of newsprint capacity and added approximately 300,000 metric tons of coated paper capacity;

•	In the second quarter of 2003, we closed an older, higher cost specialty paper machine at our Donnacona operation. The specialty grades manufactured on this machine were transferred primarily to our Calhoun operation, which eliminated approximately 100,000 metric tons of newsprint production capacity at this mill;

•	The addition of two Nuway Operations (Benton Harbor and Covington) in 2001 and 2002 eliminated approximately 120,000 metric tons of newsprint production at our Thunder Bay mill and added flexibility to coat and produce a variety of papers by using a variety of base sheets and tailored coatings;

•	At December 31, 2001, we closed a 90,000 metric ton newsprint machine at our Coosa Pines, Alabama facility;

•	The acquisition of Alliance Forest Products, Inc. in September 2001 added approximately 380,000 metric tons of specialty papers annual capacity.

These actions have shifted our product mix towards higher margin coated and specialty papers. The table below illustrates our changing product mix.

	% Change
(In 000’s metric tons)	2002 to 2006	2006	2005	2004	2003	2002

Production Capacity

Coated & Specialty	60.4%	1,618	1,521	1,435	1,126	1,009
Newsprint	-20.6%	2,540	2,600	2,686	3,006	3,197
Market Pulp	-15.2%	1,052	1,222	1,246	1,246	1,241

		5,210	5,343	5,367	5,378	5,447

Implementing efficiency and cost improvement programs
We have implemented efficiency and cost reduction programs. Additionally, our annual incentive plan has a portion of the award tied to implementation of cost efficiencies. Major cost reduction improvement programs include:
•	In 2006, we announced our plans to permanently close the “A” kraft pulp mill at our Thunder Bay, Ontario facility in the second quarter of 2006. The closure will improve the financial performance of the site in 2007 and beyond by reducing the use of high cost wood and energy;

•	In October 2005, we announced the initiation of a cost reduction program that targets the realization of $80 million in annualized run rate savings by the end of 2006;

•	In 2003, we completed a companywide austerity program that lowered our annual costs by approximately $75 million;

•	In 2001 and 2002, we completed the integration of the Alliance acquisition and achieved synergies of approximately $80 million, which exceeded our original $60 million target.
other actions to improve our financial results
In October 2005, we announced our intention to sell virtually all of our southeastern United States timberlands, a portion of our timberlands in Canada and other certain non-core assets that are expected to generate proceeds in excess of $300 million by the end of 2006.
In 2005, we announced a strategic plan to convert a newsprint machine at our Thunder Bay, Ontario mill into the production of coated paper grades. However, implementation of this plan depends on meaningful reduction in our debt and improvement in earnings.
Operating Divisions
Bowater operates through four divisions: the Newsprint Division (ND), the Coated and Specialty Papers Division (CSPD), the Canadian Forest Products Division (CFPD), and the Pulp Division (PD). Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate & Other Eliminations.” Therefore, the other three divisions are our reportable segments.
See Note 23 “Segment Information” to our Consolidated Financial Statements for financial information regarding segment operations, sales by product, and sales and long-lived assets by country.

The following table provides a listing of our pulp and paper facilities, associated division and product line make-up:

				2005 Production by Product Line
		2006			Coated &
	Operating	Annual	2005 Total		Specialty	Market
(In 000’s metric tons)	Division	Capacity	Production	Newsprint	Papers	Pulp

Pulp & Paper Facilities
United States
Benton Harbor	CSPD	76	38	—	38	—
Calhoun	ND	889	838	444	263	131
Catawba	CSPD	894	849	—	654	195
Coosa Pines	ND	585	549	324	—	225
Covington	CSPD	76	42	—	42	—
Grenada	ND	247	245	245	—	—
Canada
Dalhousie	CFPD	237	234	231	3	—
Dolbeau	CFPD	232	226	—	226	—
Donnacona	CFPD	155	155	—	155	—
Gatineau	CFPD	476	479	456	23	—
Mersey	ND	253	244	244	—	—
Thunder Bay	CSPD	952	852	331	18	503
Capacity for Nuway Production		(120)	(72)	(72)
South Korea
Mokpo	ND	258	247	247	—	—

		5,210	4,926	2,450	1,422	1,054
Unconsolidated Partnership
Ponderay		254	254	254	—	—
Newsprint Division
The Newsprint Division, headquartered in Greenville, South Carolina, consists of the following manufacturing facilities:
•	The Calhoun Operation and Calhoun Newsprint Company (“CNC”) are located on the Hiwassee River in Calhoun, Tennessee. CNC is owned approximately 51% by Bowater and approximately 49% by Herald Company, Inc. Bowater operates the entire facility. This facility operates five paper machines. Included at this facility is CNC’s paper machine, which produced 205,000 metric tons of newsprint in 2005. CNC also owns a recycle fiber plant and a portion of the thermomechanical pulp (“TMP”) mill. Bowater owns the remainder of the TMP facility along with all the other assets at the site, which include a kraft pulp mill, four other paper machines and other support equipment. Pulp, other raw materials, labor and other manufacturing services are transferred between Bowater and CNC at agreed upon transfer costs.

•	The Coosa Pines Operation, located on the Coosa River in Coosa Pines, Alabama, includes a kraft pulp mill, recycling plant and two paper machines. The Coosa Pines Operation manufactures newsprint containing 100% recycle fiber and fluff pulp sold to non-integrated producers of tissue, toweling and diapers.

•	The Grenada Operation, located on the Yalobusha River in Grenada, Mississippi, consists of a TMP mill and one newsprint paper machine.

•	The Bowater Mersey Paper Company Limited (“Mersey Operation”) is located in Liverpool, Nova Scotia and is owned 51% by Bowater and 49% by The Washington Post Company. The Mersey Operation is located on an ice-free port and has a deep-sea docking facility that can accommodate ocean freighters, providing access to ports throughout the world. The Mersey Operation includes a TMP mill and has two paper machines that were built in 1929 and rebuilt between 1983 and 1985.

•	The Mokpo Operation is located in the Daebul Industrial Complex in Mokpo, South Korea. The Mokpo Operation has one paper machine that produces 100% recycled fiber newsprint. This facility began production in late 1996.

•	The Ponderay Newsprint Company (“Ponderay Operation”) is located on the Pend Oreille River in Usk, Washington. The Ponderay Newsprint Company is an unconsolidated partnership in which Bowater has a 40% interest and, through a wholly-owned subsidiary, is the managing partner; the balance of the partnership is held by subsidiaries of five newspaper publishers. The Ponderay Operation consists of a TMP mill, a recycling plant and one newsprint machine, which began production in 1989.
This division is also supported by sales teams in North America, Brazil, England, Singapore and South Korea, which are responsible for marketing and selling all of Bowater’s newsprint and some uncoated specialty paper in the markets we serve.
Coated and Specialty Papers Division
The Coated and Specialty Papers Division, headquartered in Greenville, South Carolina, operates the following manufacturing facilities:
•	The Catawba Operation, located in Catawba, South Carolina, includes three paper machines which produce a variety of coated papers, a newly replaced kraft pulp mill (2003) and a TMP mill.

•	Two paper coating facilities located in Benton Harbor, Michigan and Covington, Tennessee (referred to as “Nuway”). These two sites operate coaters that convert uncoated base stock, produced by our paper mills, into coated paper.

•	The Thunder Bay Operation is located on the Kaministiquia River in Thunder Bay, Ontario. The Thunder Bay Operation includes three paper machines, two kraft pulp mills, a TMP mill and a recycling plant. As a result of the current operating environment in Ontario related to wood and energy costs and the stronger Canadian dollar, one paper machine continues to be idled. We expect to idle this machine until our outlook for the mill’s fiber and energy costs indicate that this machine would operate profitably for an extended period of time. In January, 2006, we announced our plans to permanently close the “A” kraft pulp mill during the second quarter of 2006, primarily to reduce wood and energy costs associated with the mill.
This division is responsible for marketing and selling Bowater’s coated papers and the majority of our uncoated specialty papers through four sales offices in North America.
Canadian Forest Products Division
The Canadian Forest Products Division, headquartered in Montreal, Quebec, consists of the following manufacturing facilities:
•	Bowater Maritimes Inc. (“Dalhousie Operation”) is located on the Chaleur Bay in Dalhousie, New Brunswick and is owned 67% by Bowater, 25% by Oji Paper Co., Ltd. and 8% by Mitsui & Co., Ltd. The Dalhousie Operation has two newsprint machines and a TMP mill. These machines were rebuilt in 1982. This operation has a deep-sea docking facility that can accommodate ocean freighters, providing access to ports along the eastern seaboard of the United States and throughout the world.

•	The Dolbeau Operation, located in Dolbeau, Quebec consists of two specialty paper machines and a TMP mill.

•	The Donnacona Operation, located in Donnacona, Quebec, consists of one specialty paper machine and a TMP mill.

•	The Gatineau Operation is located on the Ottawa River in Gatineau, Quebec. The Gatineau Operation consists of three paper machines, a TMP mill and a recycling plant.

•	Twelve North American sawmills.

The Canadian Forest Products Division is responsible for marketing lumber production and managing wood procurement for the division’s manufacturing facilities previously listed.
Pulp Division
The Pulp Division, headquartered in Burlington, Ontario, consists of two sales offices. This division is responsible for marketing all of Bowater’s market pulp, which is produced at the Calhoun, Catawba, Coosa Pines and Thunder Bay Operations.
Product Lines
Newsprint
Bowater is the largest manufacturer of newsprint in the United States. Including jointly-owned facilities, our annual North American production capacity of newsprint is approximately 2.7 million metric tons, or approximately 20% of the North American capacity. Including the South Korean newsprint mill, our annual production capacity is approximately 2.9 million metric tons, or approximately 7% of worldwide capacity. Including the production capacity for our unconsolidated partnership, Ponderay Newsprint Company, we have 41% of our newsprint capacity in the U.S., 50% in Canada and 9% in South Korea.
Our North American newsprint is sold directly by our regional sales offices. Sales outside North America are made through our sales offices located in or near the markets they serve. We distribute newsprint by rail, truck and ship.
In 2005, we sold newsprint to various related parties (third parties who have equity investments in certain mills we operate). During 2005, these related parties purchased an aggregate of approximately 555,000 metric tons from our consolidated entities and approximately 145,000 metric tons from our unconsolidated partnership, Ponderay Newsprint Company. Newsprint tons sold from consolidated entities to these related parties represent approximately 23% of our total newsprint tons sold.
Coated and Specialty Papers
We are one of the largest producers of coated mechanical paper in North America. Capacity in 2005 was 879,000 short tons. This tonnage represents approximately 14% of North American capacity. We are also one of the largest producers of supercalendered and uncoated specialty papers in North America with an annual capacity of approximately 905,000 short tons, or approximately 13% of North American capacity. Our coated and uncoated specialty papers are used in magazines, catalogs, books, retail advertising pieces, direct mail pieces and coupons.
We sell coated and uncoated specialty papers domestically through our regional sales offices and through paper brokers to major printers, publishers, catalogers and retailers. We distribute coated and uncoated specialty paper by truck and rail. Export markets are served primarily through international agents.
Market Pulp
Bowater is the third largest producer of market pulp in North America and has a North American market share of approximately 8%. Market pulp is used in the manufacture of fine paper, tissue, packaging, specialty paper products, diapers and other absorbent products.
North American pulp sales are made through our regional sales offices, while export sales are made through international sales agents local to their markets. We distribute market pulp by truck, rail and ship.
Forest Products
In addition to pulp and paper, we sell pulpwood, sawtimber, lumber and wood chips to customers located in the eastern United States and Canada. We also provide many of our manufacturing facilities with the wood needed for pulp, paper and lumber production.

At December 31, 2005, we owned approximately 0.3 million acres of timberlands in the southeastern United States and approximately 1.0 million acres in Canada. We plan to sell virtually all of our southeastern United States timberlands and a portion of our timberlands in Canada. Currently we are marketing approximately 0.1 million acres of these timberlands in the United States and approximately 0.4 million acres in Canada. We plan to market the balance of the United States timberlands sometime during 2006. We also lease approximately 0.1 million acres in the southeastern United States. We also have approximately 29.6 million acres of timber cutting rights on Crown-owned lands in Canada under long term contracts. These contracts are approximately 20-25 years in length and renew every 5 years, contingent upon Bowater’s continual compliance with environmental performance and reforestation requirements. In addition to timber management, we give considerable attention to enhancing other uses of our timberlands. In fact, 15 to 25% of the areas we manage are not scheduled for harvest, but rather designated to help achieve other resources management objectives.
We supply our timber needs through our timberland base and third party purchases. Our timberland base supplies an important portion of the needs of our paper mills and sawmills. In 2005, we consumed approximately 15.3 million short tons of wood for pulp, paper and lumber production. Of this amount, we harvested 0.7 million short tons of wood from our owned or leased properties, generated 3.5 million short tons from cutting rights on Crown land owned by the government in Canada, and purchased 8.9 million short tons, primarily under contract, from local wood producers, private landowners and sawmills (in the form of residual chips) at market prices. In addition, we harvested 0.8 million short tons of wood from our managed properties to sell to other sawmills and paper companies.
Bowater operates 12 sawmills in the United States and Canada that produce construction grade lumber that is sold in eastern Canada or the United States. In addition, these sawmills are a major source of chip supply for our pulp and paper mills.
Lumber Production and Capacity

			2005 Total
	Operating	2006 Annual	Lumber
(In 000’s MBF)	Division	Capacity	Production

Sawmills
United States
Albertville	CFPD	110	110
Westover	CFPD	50	50
Canada
Baker Brook	CFPD	65	64
Dégelis	CFPD	22	26
Girardville	CFPD	17	22
Ignace	CFPD	78	26
Maniwaki	CFPD	117	96
Mistassini	CFPD	130	154
Oakhill	CFPD	137	136
Price	CFPD	74	68
Saint-Félicien	CFPD	119	160
Thunder Bay	CFPD	203	183

		1,122	1,095

The Thunder Bay sawmill was completed and became operational in May 2003. The Ignace Sawmill was refurbished, but was not operating from July 2004 to January 2005 due to poor market conditions, a labor dispute, and wood supply issues in northwest Ontario.
A wood-treating facility located in Dégelis, Quebec was sold during January 2005. This facility produced 21 million board feet of treated lumber (approximately 6 million supplied by Bowater locations) in 2004.

Sustainability
Our customers and the general public continue to seek assurances from the forest products industry that the forest resource is managed in a sustainable manner. In accordance with our values, our environmental vision statement and forestry policies and the interests of our customers and other stakeholders, we are committed to environmental management systems with the goal of sustainable forest management.
The majority of Bowater’s lands and wood purchasing operations in the United States are in compliance with standards of the American Forest and Paper Association’s Sustainable Forestry Initiative (“SFI”). Bowater has also achieved SFI certification for its New Brunswick and Ontario Crown-owned land operations and its freehold forest land in New Brunswick, Nova Scotia and Quebec as a way of progressively responding to customer preferences. The SFI program combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. To accomplish this, the SFI program uses a comprehensive system of principles, objectives and performance measures developed by foresters, conservationists and scientists.
Bowater has achieved International Organization for Standardization (“ISO”) 14001 1996 standard on the majority of its Canadian woodlands. ISO 14001 is the most widely recognized standard for the registration of an environmental management system. It is an effective approach to verifying environmental forest management practices through an independent third party audit. ISO 14001 also requires a commitment to continual improvement. We hold a 50% participation in a Quebec nursery in order to replace trees harvested from our own and small private landowners’ timberlands. It is our standard practice to reforest all areas that are harvested. In Canada, we also use harvest practices designed to promote natural regeneration of approximately 75% of the area we harvest with the remaining 25% replanted.
In addition, Bowater is committed to achieve the certification of the majority of its Quebec crown land forest practices by end of 2006 according to the Canadian Standard Association Z-809 standard. As of December 31, 2005, we have made significant progress toward achieving this certification.
In mid-2005, a memorandum of understanding (the “MOU”) was signed by Bowater, the Natural Resources Defense Council and the Dogwood Alliance. Under the MOU, Bowater agreed to non-binding undertakings to specific forest practices within the United States including (i) by the end of 2007 ending the conversion of hardwood forestland to pine plantations on all land it owns; (ii) undertaking not to purchase from third-party landowners pine fiber from pine plantations established on former natural forest sites converted after 2007, (iii) establishing 300-foot buffer zones around schools, daycare centers and residential developments during aerial applications of herbicides and fertilizers; and (iv) studying approximately 7,000 acres of its Tennessee land to identify those of exceptional ecological, geological or historical significance.
Recycling Capability
We continue to focus on meeting the demand for recycled fiber paper products. This effort not only allows publishers and other customers to meet recycled fiber standards, but also provides environmental benefits by reducing deposits to solid waste landfills.
We have recycling plants at our Calhoun, Coosa Pines, Gatineau, Mokpo, Ponderay and Thunder Bay Operations. Taking a mixture of old newspapers and old magazines (“recovered paper”), these plants utilize advanced mechanical and chemical processes to manufacture high quality pulp. The resulting products, which include recycled fiber newsprint and uncoated specialty paper, are comparable in quality to paper produced with 100% virgin fiber pulp. The Coosa Pines and Mokpo operations produce newsprint containing 100% recycled fiber. In 2005, we processed 1.2 million metric tons of recovered paper worldwide.
We purchase recovered paper from suppliers generally within the region of our recycling plants, primarily under long-term agreements. These suppliers collect, sort and usually bale the material before selling it to us. We are one of the largest purchasers of recovered paper in North America, averaging in excess of 1 million metric tons purchased annually. In 2005, our top 3 suppliers accounted for approximately 35% of our annual recovered paper purchases, while only one supplier individually accounted for more than 10% of the total.

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
Newsprint, one of Bowater’s principal products, is produced by numerous worldwide manufacturers. Aside from quality specifications to meet customer needs, the production of newsprint does not depend upon a proprietary process or formula. The five largest North American producers represent approximately 72% of the North American capacity for newsprint. The five largest global producers represent approximately 44% of global newsprint capacity. Our annual production capacity is approximately 7% of worldwide capacity. We face actual and potential competition from both large, global producers and numerous smaller regional producers. Price, quality, customer relationships and the ability to produce paper with recycled fiber are important competitive determinants.
Bowater competes with ten coated mechanical paper producers with operations in North America. In addition, several major offshore suppliers of coated mechanical paper sell into the North American market. As a major supplier to printers and magazine/catalog publishers in North America, Bowater competes with numerous worldwide suppliers of other grades of paper such as coated freesheet, supercalendered and uncoated mechanical paper. We compete on the basis of price, quality and service.
Bowater competes with nine producers of supercalendered and six producers of other uncoated mechanical paper in North America. In addition, two other major offshore supercalendered suppliers compete in the North American market. As a major supplier to retailers, book publishers, and printers in North America, Bowater also competes with numerous worldwide suppliers of other grades of paper such as coated freesheet, coated mechanical and uncoated freesheet paper. We compete on the basis of price, quality and service.
Bowater competes with seven major market pulp companies in North America along with other smaller competitors. Market pulp is a globally-traded commodity for which competition exists in all major markets. Aside from quality specifications to meet customer needs, the production of market pulp does not depend on a proprietary process or formula. We produce five major grades of market pulp (northern and southern hardwood, northern and southern softwood and fluff) and compete with other producers from South America (eucalyptus hardwood pulp and radiata pine softwood pulp), Europe (northern hardwood and softwood pulps), and Asia (mixed tropical hardwood pulp). Price, quality and service are considered the main competitive determinants.
As with other global commodities, the competitive position of Bowater’s products is significantly affected by the volatility of currency exchange rates. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Form 10-K. We have operations in the United States, Canada and South Korea, with several of our primary competitors located in Canada, Sweden, Finland and certain Asian countries. Accordingly, the relative rates of exchange between those countries’ currencies and the United States dollar can have a substantial effect on our ability to compete. In addition, the degree to which we compete with foreign producers depends in part on the level of demand abroad. Shipping costs generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.
We continue to take steps to improve our efficiency and cost positions. While we believe we are generally cost competitive, some of our competitors may be lower-cost producers in some of the businesses we operate.
Trends in advertising, electronic data transmission and storage, and the Internet could adversely affect traditional print media, including our products and of those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper publishing customers in North America use and compete with businesses that use other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end uses for several of our products), television and the Internet. U.S. consumption of newsprint declined in 2005 as a result of continued declines in newspaper circulation, declines in newspaper advertising volume and publishers’ conservation measures which include increased usage of lighter basis weight newsprint and web-width and page count reductions. Our magazine and catalog publishing customers are also subject to effects of competing media, including the Internet.

Raw Materials and Energy
The manufacture of pulp, paper and lumber requires significant amounts of wood, recycled fiber and energy. Our sources for our wood include property we own or lease, property on which we possess cutting rights and purchases from local producers (including sawmills that supply residual wood chips). We also use recovered paper as raw material when producing recycled fiber paper grades. See “Forest Products” and “Recycling Capability” on pages 5 - 7 of this Form 10-K for information regarding our procurement and use of raw materials. The availability of raw materials and energy may be disrupted by many factors outside our control. See “Raw material and energy prices are volatile, and shortages or price increases could adversely affect our operating results” on pages 12 - 13.
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
Employees
As of December 31, 2005, Bowater employed 8,000 people, of whom 5,500 were represented by bargaining units. Labor agreements covering approximately 1,850 employees in the United States paper mills expire in 2006, 2007 and 2008. These employees are represented by the United Steelworkers union. Labor agreements covering approximately 2,200 employees at five of our six Canadian paper mills were ratified July 8, 2005. These employees are represented predominantly by the Communications, Energy and Paper Union (“CEP”). The agreements have effective dates of May 1, 2004, and will expire on April 30, 2009. The agreements provide for annual wage increases averaging 2.5% for each of the first two years and averaging 2% annually thereafter as well as improvements and changes to pension and employee benefits. A new four-year labor agreement covering approximately 250 employees at our Thunder Bay woodlands operation was ratified on January 22, 2006.
During 2005, labor agreements covering approximately 230 employees at three woodlands operations expired. In April 2005, a labor agreement covering approximately 200 employees at our Donnacona facility expired. Although these labor agreements have expired, we consider relations with our employees to be good. Discussions between Bowater and the unions have begun and we can provide no assurance regarding these outcomes or the timing of these negotiations or their effect on our operations.
The collective bargaining and wage agreements covering approximately 150 employees at our Mokpo, Korea facility were renewed in August 2005 and expire in July 2006. Including our Mokpo facility, approximately 1,000 employees are covered by bargaining unit contracts that will expire in 2006.

The expiration dates of our pulp and paper mills and sawmills bargaining unit contracts are as follows:

Location	Month	Year

Pulp and Paper Mills:

Donnacona	April	2005
Catawba	April	2006
Mokpo	July	2006
Coosa Pines	September	2007
Calhoun	July	2008
Dalhousie, Dolbeau, Gatineau, Mersey and Thunder Bay	April	2009

Sawmills:

Girardville	February	2006
Saint-Félicien	May	2006
Price	June	2007
Baker Brook and Dégelis	December	2007
Ignace and Westover	March	2008
Albertville and Mistassini	April	2009
Maniwaki	February	2010

Trademarks
Bowater has rights and registrations of the mark “Bowater” and the Bowater logo in countries in its principal markets. We consider our interest in the logo and mark to be valuable and necessary to the conduct of our business.
Environmental Matters
Information regarding environmental matters is included on pages 14 - 15 of this Form 10-K.
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
Our pulp and paper mills produce energy and reduce landfill waste by burning residual wood fiber, lignin, and other organic by-products. Bowater operates recycled (de-inked) fiber plants at six of our mills, diverting over 1.2 million metric tons of recovered paper from municipal landfills annually. See “Recycling Capability” on page 7 of this Form 10-K.
Internet Availability of Information
We make our Form 10-K, our Form 10-Qs, our Form 8-Ks, and amendments to them, available through our internet website (http://www.bowater.com) as soon as reasonably practicable after we file or furnish such material to the Securities and Exchange Commission.
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
Item 1A. Risk Factors
Industry conditions may adversely affect our results of operations and financial condition
Most of our products are world-traded commodity products. Prices for our products have been volatile. We, like other participants in the forest products industry, have limited influence over the timing and extent of price changes for our products. Instead, these price changes depend primarily on industry supply and customer demand. Industry supply depends primarily on available manufacturing capacity, and customer demand depends on a variety of factors, including the health of the economy in general and the strength of both print media advertising and new home construction. The North American and global economies and the markets for our products weakened significantly over a period of several years and market conditions, although recently somewhat improved, continue to be challenging. Industry statistics indicate that North American newsprint consumption has been declining. In 2005, year-over-year newsprint demand in North America declined by 5.5%. We believe that this decline could continue due to conservation measures taken by publishers, reduced North American newspaper circulation, and substitution by other uncoated mechanical grades.
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
In response to current and projected market conditions, we are investing approximately $80 million in our Calhoun, Tennessee mill to convert 200,000 metric tons of annual newsprint capacity into approximately the same amount of capacity for producing higher margin lightly coated and uncoated mechanical papers. We have also announced an opportunity for converting newsprint capacity at our Thunder Bay, Ontario mill into the production of coated paper grades. Any conversion in addition to the one underway at the Calhoun mill would likely require capital expenditures to stay at or exceed current levels. Even a successful conversion, such as the one we completed at our Catawba mill in 2003, could have a temporary adverse effect on our cash flows, results of operations and financial condition.
Intense competition in the forest products industry could adversely affect our operating results and financial condition
The markets for our products are all highly competitive. Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold. For example, during 2005, we announced three price increases totaling $105 per metric ton for newsprint sold in our North American markets. However, prevailing market conditions, including the actions of competing newsprint suppliers, limited the company’s rate of realization on those announced pricing adjustments. In addition, our industry is capital intensive, which leads to high fixed costs. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. We also believe that new hardwood pulp capacity in South American pulp mills has unit costs that are significantly below those of our hardwood kraft pulp mills. We understand that Asian newsprint capacity is increasing, which may result in lower prices, volumes or both for our exported products. Other actions by competitors, such as reducing costs or adding low-cost capacity, may adversely affect our competitive position in the products we manufacture and, consequently, our sales, operating income and cash flows.

Developments in alternative media could adversely affect the demand for our products
Trends in advertising, electronic data transmission and storage, and the Internet could adversely affect traditional print media, including our products and of those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television and the Internet, instead of newsprint, coated paper, uncoated specialty papers or other products made by us. Although we cannot predict their timing or extent, we believe these trends have adversely affected classified advertising. We also believe these trends have adversely affected newspaper circulation and, consequently, demand for newspaper advertising.
Currency fluctuations may adversely affect our results of operations and financial condition
Changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs.
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
Nearly half of our manufacturing costs and a small portion of our financial assets and liabilities are denominated in Canadian dollars. Our sales are denominated in the currency of the country in which they occur, and only a small portion of our sales are denominated in Canadian dollars. Accordingly, we are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels, and the magnitude, direction and duration of changes in the exchange rate. For example, in some quarters Canadian dollar exchange rates may change less than one cent, while in others the change may be several cents or more. From December 31, 2004 to December 31, 2005, the relative value of the Canadian dollar increased from US$0.83 to US$0.86. Such increases in the value of the Canadian dollar versus the U.S. dollar can significantly increase our costs and thus reduce our earnings, which are reported in U.S. dollar terms.
Under the exchange rates, hedging levels and operating conditions that existed during 2005, for every one-cent increase in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for 2005 would have been reduced by approximately $7.0 million.
We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. We have not entered into any new Canadian dollar forward contracts since the fourth quarter of 2004. All of the existing contracts will mature on or before August 31, 2006. Based on exchange rates, hedging levels and operating conditions projected for 2006, we project that a one-cent increase in the Canadian dollar exchange rate would reduce our 2006 operating income, net of hedging by approximately $11.9 million.
If the Canadian dollar remains strong for an extended period of time, it could influence the foreign exchange rate assumptions that are used in our evaluation of goodwill impairment and, consequently, result in goodwill impairment charges. See the discussion under “Critical Accounting Policies and Estimates – Long-Lived Assets– Goodwill” on pages 23-24.
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

Our manufacturing processes consume significant amounts of energy, which comprised approximately 17% of our 2005 operating costs. Typically, we internally generate approximately half of our own energy needs and purchase the remaining energy from third-party suppliers. Of the energy needs that we purchase, approximately 71% is spent on electrical purchases with the balance being primarily fossil fuels. In 2005, our costs for purchased energy increased by about $45 million, or 11%, as compared to 2004. In 2006, we anticipate that our total cost of purchased electricity will increase by approximately 2% as compared to 2005. While we are targeting to complete actions to reduce annual energy costs by approximately $20 million by the end of 2006 and have successfully implemented cost reduction measures in the past, we can provide no assurance that these actions will achieve the targeted results or otherwise be successful.
We are a major user of renewable natural resources such as water and wood. Accordingly, significant changes in climate and agricultural diseases or infestation could affect our financial condition and results of operations. The volume and value of timber that we can harvest or purchase may be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, flooding, other weather conditions and other causes. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes. Our supply of wood is also affected by factors that impact production levels within the lumber industry such as currency fluctuations, duties, harvesting restrictions and finished lumber prices. We continued to experience a restricted supply of third party sawmill wood chips to our Thunder Bay mill due to production levels within the industry during 2005 and have had increased wood costs at several of our other mills. See the section entitled “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our substantial indebtedness could adversely affect our financial health and our efforts to reduce this indebtedness may not be successful
We have a significant amount of indebtedness. As of December 31, 2005, we had outstanding total debt of $2,477.2 million, a deficit of earnings to fixed charges of $91.9 million and shareholders’ equity of $1,215.5 million. Our substantial amount of debt could have important consequences. For example, it could:
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
We are attempting to reduce our indebtedness by approximately $300 million through the sale of timberlands and other assets, primarily in the southeastern United States and Eastern Canada. We can provide no assurance that we will be able to sell these assets for prices that would enable us to achieve our debt reduction target.
Our revolving credit facility contains three financial covenants, which require us to maintain:
i.	a minimum consolidated net worth (generally defined as common shareholders’ equity, plus any outstanding preferred stock plus minimum pension liability amounts) of $1.3 billion (as amended in December 2005). If Bowater generates net income, the minimum net worth requirement increases by half of Bowater’s consolidated net income for each fiscal quarter (excluding gains from cash flow hedges in place as of December 31, 2004);

ii.	a maximum 65.0% ratio of total debt to total capital (as amended in April 2005 and defined as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts); and

iii.	an annual minimum EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items, plus income taxes plus depreciation plus net interest expense) of $250.0 million measured quarterly, beginning March 31, 2005, through December 31, 2005, and $400.0 million at the end of each quarter thereafter.
At December 31, 2005, we were in compliance with all our financial covenants. Our consolidated net worth was approximately $1,401.6 million, our ratio of total debt to total capital was 62.3% and our annual EBITDA was $528.4 million, all as calculated according to our credit facility’s guidelines. The reconciliation of the ratio of total debt to total capital and annual EBITDA as defined in and required by our credit facility is presented in the section “Short-Term Financing” on page 43 of this Form 10-K. Our continued compliance with these covenants is dependent on a number of factors, some of which are outside of our control. Should events occur that would result in noncompliance, we believe that a number of options would be available to us including, but not limited to, amending the credit facilities, obtaining a waiver or pursuing additional or alternative financing arrangements, but we cannot assure that these options would be available on attractive terms or at all.
We are exposed to changes in banking and capital markets and changes in interest rates
We require both short-term and long-term financing to fund our operations, including capital expenditures. Changes in banking, capital markets, or our credit rating could affect the cost or availability of financing. In addition, we are exposed to changes in interest rates with respect to (1) floating rate debt and (2) the interest rate of any new debt issues. Changes in the capital markets or prevailing interest rates can increase or decrease the cost or availability of financing.
There can be no assurance that we will return to profitability
We incurred net losses for the 2004 and 2005 fiscal years. These losses occurred despite our completion of an aggressive cost saving initiative in 2004, continuing efforts to control costs in 2005, and the initiation in late 2005 of a cost reduction program that targets the realization of $80 million in annualized run rate savings by the end of 2006. In addition to our cost savings efforts, we implemented price increases for newsprint and coated and specialty papers in 2004 and 2005 and revenues increased from approximately $ 2.7 billion for 2003 to approximately $3.2 billion for 2004 and to approximately $3.5 billion for 2005. However, we still incurred net losses of $87.1 million for the 2004 fiscal year and $120.6 million for the 2005 fiscal year. While we will continue to identify and implement cost and cash savings initiatives and to seek opportunities to enhance our revenues, these steps may not be sufficient by themselves to enable us to return to profitability.
Changes in laws and regulations could adversely affect our results of operations
We are subject to a variety of foreign, federal, state and local laws and regulations dealing with trade, employees, transportation, currency controls, taxes and the environment. Changes in, or more stringent enforcement of, these laws or regulations or their interpretations have required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. For example, changes in environmental laws and regulations have in the past and could in the future require us to spend substantial amounts to comply with restrictions on air emissions, wastewater discharge, waste management and landfill sites, including remediation costs. Environmental laws are becoming increasingly more stringent. Consequently, our compliance and remediation costs could increase materially. For example, in April 1998, the Environmental Protection Agency promulgated new air and water quality standards for the paper industry, known as the Cluster Rule, aimed at further reductions of pollutants. Prior to 2004, we spent approximately $170 million to enable our Catawba, South Carolina facility to comply with the Cluster Rule. Another example is duties imposed on lumber shipments from Canada into the United States as discussed in the section under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” entitled “Product Line Information,” subsection “Lumber” – “Year Ended 2005 compared to 2004” in this Form 10-K.
Changes in the political or economic conditions in the United States or other countries in which our products are manufactured or sold could adversely affect our results of operations
We manufacture our products in the United States, Canada and South Korea and sell our products throughout the world. The economic and political climate of each region has a significant impact on our costs and the prices of, and demand for, our products. Changes in regional economies or political stability, including acts of war or terrorist activities, can affect the cost of manufacturing and distributing our products, pricing and sales volume, directly affecting our results of operations. Such changes could also affect the availability or cost of insurance.
We may be subject to environmental liabilities
As an owner and operator of real estate and manufacturing and processing facilities, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability and damages to natural resources, resulting from past or present spills or releases of hazardous or toxic substances on or from our current or former properties (see “Legal Proceedings”). We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of any spill or release of hazardous or toxic substances on or from our property, or at properties where we arranged for the disposal of regulated materials. Claims may arise out of currently unknown environmental conditions or aggressive enforcement efforts by governmental or private parties.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information regarding Bowater’s owned properties and cutting rights is included in Item 1, “Business” of this Form 10-K.
In addition to the properties that we own, we also lease under long-term leases certain timberlands, office premises and office and transportation equipment and have cutting rights with respect to certain timberlands. Information regarding timberland leases, operating leases and cutting rights is included in Note 22, “Timberland Leases and Operating Leases,” of the Consolidated Financial Statements in this Form 10-K.
Item 3. Legal Proceedings
a.	We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or year.

b.	On September 30, 2005, the Ministry of Justice of the Province of Quebec (MOJ) cited one of our subsidiaries, Bowater Canadian Forest Products, Inc. (BCFPI), in connection with effluent water quality of the Dolbeau mill. BCFPI is contesting the fine of $332,523 (CDN $387,240) levied by the MOJ. The Dolbeau mill has taken steps to improve its effluent quality and has only experienced one further exceedence since January 1, 2005. We expect BCFPI to reach a settlement with the MOJ in the first half of 2006.

c.	Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury.

These suits have been filed by approximately 1,775 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York, Tennessee, and Texas. Approximately 990 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 785 claims remain. Insurers are defending these claims and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.

d.	Bowater may be a “potentially responsible party” with respect to three hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. We believe we will not be liable for any significant amounts at any of these sites.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

Executive Officers of the Registrant as of February 1, 2006
Bowater’s executive officers, who are elected by the Board of Directors to serve one-year terms, are listed below. There are no family relationships among officers or directors and no arrangements or understandings between any officer and any other person under which the officer was selected.

			Officer
Name	Age	Position	Since

Arnold M. Nemirow	62	Chairman, President and Chief Executive Officer	1994
David G. Maffucci	55	Executive Vice President and President — Newsprint Division	1992
R. Donald Newman	59	Executive Vice President and Chief Operating Officer	1999
Jerry R. Gilmore	56	Senior Vice President — Administration	1999
William G. Harvey	48	Senior Vice President and Chief Financial Officer	1998
Ronald T. Lindsay	55	Senior Vice President – General Counsel and Secretary	2004
Pierre Monahan	59	Senior Vice President and President – Canadian Forest Products Division	2001
David J. Steuart	59	Senior Vice President and President – Pulp Division	1998
James T. Wright	59	Senior Vice President – Human Resources	1999
C. Randy Ellington	54	Vice President – Newsprint Sales	2005
Joseph B. Johnson	42	Vice President and Controller	2006
Steven G. Lanzl	57	Vice President – Information Technology	1996
Roger A. Loney	50	Vice President – Newsprint Operations	2005
William C. Morris	46	Vice President and President — Coated & Specialty Papers Division	2005
Michael F. Nocito	50	Vice President – Administration & Planning – Newsprint Division	1993
Craig B. Stevens	58	Vice President — Business Performance, Coated & Specialties, Pulp & Lumber Operations	2005
Colin R. Wolfe	48	Vice President and Treasurer	2005

Arnold M. Nemirow became Chairman in 1996 and Chief Executive Officer in 1995. He has been President and a director of Bowater since September 1994 and was Chief Operating Officer from September 1994 through February 1995. Mr. Nemirow has announced his plans to retire in 2006 following an orderly transition to his successor. The board is currently conducting a search to select his successor.
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
Joseph B. Johnson became Vice President and Controller in January 2006. From 2003 to 2006, he was Director, Accounting & Compliance Reporting. From 2001 to 2003, he was Director, Financial Reporting. Previously, he was with Ernst & Young, LLP an international accounting firm, where he held various audit and assurance advisory positions from 1987 through 2001.
Steven G. Lanzl became Vice President – Information Technology in 1996. From 1992 to 1996, he was with E.I. du Pont de Nemours and Company, a science and technology company, where he was responsible for planning information system initiatives. Earlier, he was with DuPont Asia Pacific, Ltd. in Japan as Manager of Information Systems Planning.
Roger A. Loney became Vice President — Newsprint Operations in January 2005. From 2002 to 2005, he was Vice President and Resident Manager, Calhoun Operations; from 2000 to 2002, he was Vice President and Resident Manager, Mersey, Nova Scotia Operations, and from 1999 to 2000, Manager, Special Projects.
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
Michael F. Nocito became Vice President – Administration and Planning – Newsprint Division in January 2006. From 1993 to 2006, he was Vice President and Controller. From 1992 to 1993, he was Controller of the Calhoun Operations and from 1988 to 1992, he was Assistant Controller of the Calhoun Operations. From 1978 to 1988, he held various positions of increasing responsibility in Bowater’s Finance Department.
Craig B. Stevens became Vice President — Business Performance, Coated & Specialties, Pulp & Lumber Operations in January 2005. From 2002 to 2005, he was Vice President — General Manager, Nuway Operations. From 1998 to 2002, he was Vice President — Administration and Planning.
Colin R. Wolfe became Vice President and Treasurer in January 2006. From 2005 to 2006, he was Vice President — Administration & Planning (Newsprint). From 2002 to 2005, he was Vice President-Finance and Administration, Newsprint Division and from 1998 to 2002, he was Vice President, Planning and Administration, Forest Products Division.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
(a)	Bowater’s common stock, $1 par value (“Common Stock”), is listed on the New York Stock Exchange, Inc. (stock symbol BOW) and the Pacific Exchange, Inc. Bowater Canada, Inc., a subsidiary of Bowater, has a special class of Exchangeable Shares (“Exchangeable Shares”) outstanding and listed on the Toronto Stock Exchange (stock symbol BWX), which is exchangeable into Bowater Common Stock on a one-for-one basis. Price information with respect to Bowater’s Common Stock is set forth below:

Price ranges of Bowater’s Common Stock during 2005 and 2004 as reported on the New York Stock Exchange were:

	2005		2004
	High	Low	High	Low

First quarter	44.40	36.66	$48.00	$40.58
Second quarter	38.34	28.74	$46.60	$39.00
Third quarter	34.40	27.40	$41.59	$34.53
Fourth quarter	31.81	24.73	$44.43	$34.15

(b)	As of February 24, 2006, there were 3,241 holders of record of Bowater’s Common Stock and 333 holders of record of Exchangeable Shares.

(c)	Bowater has paid consecutive quarterly dividends of $0.20 per share of Common Stock during 2005 and 2004. Future dividends on our Common Stock are at the discretion of the Board of Directors and the payment of any dividends will depend upon, among other things, our earnings, capital requirements and financial condition.

(d)	In 2005, Bowater filed with the New York Stock Exchange (NYSE) the required annual certification of compliance with the NYSE’s listing standards. Bowater is filing certifications under SEC Rule 13a-14(a) as exhibits to this Form 10-K.

Item 6. Selected Financial Data
The following table summarizes our selected historical consolidated financial information for each of the last five years. The selected financial information under the captions “Income Statement Data” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements. This table should be read in conjunction with other financial information of Bowater, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, included elsewhere herein. The data set forth below may not be indicative of Bowater’s future financial condition or results of operations (see Item 1A “Risk Factors”).

(In millions, except per-share amounts)	2005	2004	2003	2002	2001(1)

Income Statement Data
Sales	$3,483.8	$3,190.3	$2,721.1	$2,581.1	$2,454.3
Operating income (loss)(2)	98.8	29.5	(100.9)	(95.7)	313.4
Net income (loss)	(120.6)	(87.1)	(205.0)	(142.4)	70.5
Diluted earnings (loss) per common share	(2.10)	(1.52)	(3.60)	(2.50)	1.32
Dividends declared per common share(3)	0.80	0.80	0.80	0.80	0.80

Product Sales Information
Newsprint(4)	$1,428.8	$1,340.8	$1,236.1	$1,199.2	$1,438.7
Coated and specialty papers	1,102.2	904.4	726.4	613.1	479.6
Market pulp	534.3	543.3	489.9	498.7	403.9
Lumber and other wood products	418.5	401.8	268.7	270.1	132.1

	$3,483.8	$3,190.3	$2,721.1	$2,581.1	$2,454.3

Financial Position
Timber and timberlands	$85.4	$186.2	$184.1	$212.0	$243.3
Fixed assets, net	3,049.1	3,301.1	3,557.3	3,645.6	3,802.8
Total assets	5,152.4	5,450.0	5,615.8	5,599.5	5,761.0
Long-term debt, including current installments	2,422.2	2,441.9	2,305.8	2,121.7	1,901.0
Total debt	2,477.2	2,514.9	2,506.3	2,370.7	2,242.7

Additional Information
Return on average common equity	(8.9)%	(5.6)%	(12.2)%	(7.5)%	3.7%
Effective tax rate (5)	(43.5)%	36.9%	24.9%	40.1%	40.7%
Cash flow from operations	$169.4	$122.5	$20.3	$41.2	$372.8
Cash invested in fixed assets, timber and timberlands	$167.4	$84.1	$216.3	$238.7	$246.8
Book value per common share	$21.19	$26.31	$28.25	$30.84	$35.65
Common Stock price range
Low	$24.73	$34.15	$34.23	$31.00	$40.30
High	$44.40	$48.00	$47.25	$55.80	$58.75
Shareholders of record(6)	3,600	4,000	5,300	5,500	5,900
Employees	8,000	8,100	8,200	8,600	9,400

(1)	In 2001, we acquired Alliance Forest Products Inc.
(2)	Operating income (loss) includes pretax net gain on sale of assets of $65.8 million, $6.9 million, $124.0 million, $85.7 million, and $163.3 million for the years 2005, 2004, 2003, 2002 and 2001, respectively. Operating income (loss) for 2005 and 2002 includes a pretax impairment charge of $82.6 and $28.5 million, respectively.
(3)	Dividends were declared quarterly.
(4)	Newsprint sales do not include shipments from Ponderay Newsprint Company, an unconsolidated entity.
(5)	In 2005, the effective tax rate is impacted by tax charges related to our deferred tax assets in Canada.
(6)	This includes holders of Bowater Common Stock and Exchangeable Shares issued by Bowater Canada Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition for the three years ended December 31, 2005. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Bowater’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data” in Item 1 and “Risk Factors” in Item 1A of this Form 10-K and from time to time, in Bowater’s other filings with the Securities and Exchange Commission.
Year In Review
Business Fundamentals
Bowater manufactures approximately four million metric tons of a broad range of groundwood based printing papers – newsprint, coated groundwood and groundwood specialty papers. These products are sold to leading publishers, commercial printers and advertisers. We also sell excess pulp to non-integrated paper, tissue and toweling manufacturers who do not have a sufficient supply of pulp for their own needs. We operate sawmills that produce over one billion board feet of lumber annually and provide a source of residual chips that we use to manufacture pulp and paper. Our lumber is sold to a diversified group of customers, namely large retailers, buying groups, distributors, wholesalers and industrial accounts.
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
A significant portion of our manufacturing facilities are located outside the U.S.; however, the majority of our sales are denominated in U.S. dollars. Therefore, fluctuations in currency rates can have a significant impact on our costs, cost competitiveness and cash flows. In particular, our results can be materially influenced by the movement of the Canadian dollar. A stronger Canadian dollar will typically weaken our results and a weaker Canadian dollar will tend to strengthen our earnings. We can also be subject to government imposed trade restrictions that can limit shipments or increase costs.
The strength of the economy influences the level and extent of publishing and advertising, which in turn affects the demand for our pulp and paper products. A decline in demand for our products also would likely have a negative effect on prices. Changes in the level of supply caused by capacity additions or contractions could also influence the supply and demand balance for our products and have a direct impact on shipment levels and pricing.
Significant cost components of manufacturing our products can be highly volatile including wood, recycled fiber (old newspapers and magazines), energy, commodity and specialty chemicals. Also, and as noted above, a major influence on our costs is the Canadian dollar exchange rate with the U.S. dollar.

2005 Financial Performance
In 2005, prices rose for all of our major products increasing our sales by $293.5 million. Shipments also increased substantially in coated and specialty papers. Our sales in 2005 were 9% higher than in 2004. However, our costs were also significantly higher primarily due to greater production volumes, higher wood, energy, labor, and chemical costs and the stronger Canadian dollar, which increased from $0.83 to $0.86 during 2005. Our unit manufacturing costs were up 8% in newsprint, 10% in market pulp and 4% in coated and specialty papers. The discussion of our “Consolidated Results of Operations” on pages 27-28 provides specifics regarding manufacturing cost changes in 2005.
We continued to improve our product mix in 2005. Shipments of higher value added coated and specialty papers increased by 6% as compared to 2004.
Our net loss for the year was $120.6 million, $33.5 million higher than our loss in 2004. Our net loss was impacted by asset impairment charges of $82.6 million and due to the fact that income tax benefits generated (approximately $96.7 million) primarily on our current year Canadian net operating losses, including the Thunder Bay impairment, were offset by tax charges (approximately $96.7 million). Our cash flow from operating activities and asset sale proceeds were greater than our capital spending and dividends, resulting in debt reduction of $37.7 million. Our total debt to capitalization ratio, calculated in accordance with our credit facility, rose to 62.3%, primarily as a result of the impact of the losses on shareholder equity, including the asset impairment.
Outlook
Prices for our products have improved substantially over the past several years; however, these gains have been largely offset by increased costs primarily from the continuing strengthening of the Canadian dollar, including reduced benefits from our Canadian dollar hedging transactions, and higher energy and wood costs. We continue to focus on enhancing our product mix and reducing our costs. During the third quarter of 2005, we announced a cost reduction program that we expect will reduce annual operating costs by $80 million and be fully implemented by the end of 2006. In addition, we recently announced our plans to permanently shut the “A” kraft pulp mill at Thunder Bay during the second quarter of 2006 due to high wood and energy costs. In addition to these cost reduction initiatives, we have announced our intention to sell certain assets, primarily timberlands that are expected to generate proceeds in excess of $300 million over the same period.
Newsprint demand in North America declined 5.5% in 2005 compared to 2004, reflecting continuing conservation measures taken by publishers, reduced North American newspaper circulation, lower advertising linage and substitution by other uncoated mechanical grades. Coated mechanical demand in North America declined 3.1% due primarily to capacity constraints related to industry work stoppages as compared to the same period of 2004. North American demand for uncoated mechanical and high gloss specialty paper increased by 1.6% and 3.3%, respectively, compared to 2004. Global market pulp demand increased slightly in 2005.
We believe that North American newsprint demand will continue to decline over the next few years. Our newsprint capacity will also decline as we shift production to coated and specialty grades. As previously announced, our Board of Directors approved an $80 million investment to convert approximately 200,000 metric tons of annual newsprint production at our Calhoun mill to higher-margin specialty grades. The conversion project is in process and is expected to be completed by mid-2006. The specialty grades to be produced will focus on the growing direct mail and related advertising markets. After the project is completed, we anticipate that the Calhoun site, which once produced 730,000 metric tons of newsprint annually, will produce 465,000 short tons of specialty grades and 300,000 metric tons of newsprint annually.
In addition to the conversion at Calhoun, we have an opportunity to convert newsprint production to high margin light-weight coated grades at our Thunder Bay mill. Taking into account the challenges of the current business environment, timing for a final decision on this project will be dependent on an improvement in our profitability and the realization of meaningful debt reduction.
We believe our operations continue to be positioned to deliver quality products and that capital reinvestment in the business can be held to appropriate levels. We expect to spend $220 million in 2006, compared to projected depreciation expense of $320 million.

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
Bowater engages an independent actuarial firm to perform an actuarial valuation of the fair values of our postretirement plans’ assets and benefit obligations. We provide the actuarial firm with assumptions that have a significant effect on the fair value of the assets and obligations such as the:
•	weighted average discount rate – used to arrive at the net present value of the pension and postretirement obligations;

•	return on assets – used to estimate the growth in invested asset value available to satisfy pension obligations;

•	rate of compensation increases – used to calculate the impact future pay increases will have on pension obligations; and

•	health care cost inflation – used to calculate the impact future health care costs will have on postretirement obligations.
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

	Pension Plans		Other Postretirement Plans
	2005	2004	2005	2004

Projected benefit obligation:
Discount rate	5.3%	6.0%	5.3%	6.0%
Rate of compensation increase	3.6%	3.9%	3.8%	3.9%
Net periodic benefit cost:
Discount rate	6.0%	6.0%	6.0%	6.0%
Expected return on assets	7.8%	7.8%	—	—
Rate of compensation increase	3.9%	3.9%	3.9%	3.9%

Variations in these assumptions could have a significant effect on the net periodic benefit cost reported in our 2005 Consolidated Statement of Operations. For example, a 25 basis point change in these assumptions would increase (decrease) 2005 pension and postretirement expense as follows (in millions):

	25 Basis Point	25 Basis Point
Assumption	Increase	Decrease

Weighted average discount rate	$(5.4)	$5.9
Return on assets	(3.7)	3.7
Rate of compensation increases	2.2	(2.1)
Health care cost inflation	1.2	(0.9)

Based on our September 30, 2005 actuarial valuation of our postretirement plans’ assets and benefit obligations, we had an increase in our additional minimum pension liability and a decrease to shareholders’ equity in 2005 of $71.5 million. Additionally, based upon our actuarial valuation at September 30, 2005, pension expense and cash contributions are expected to be $82.6 million (an increase of approximately $24.4 million) and $95.9 million (an increase of approximately $3.9 million), respectively, in 2006. Our other nonpension postretirement expense and cash contributions are expected to be approximately $21.9 million (an increase of approximately $2.5 million) and $16.8 million (an increase of approximately $1.0 million), respectively, in 2006, primarily as a result of health care cost increases, offset by the new prescription drug benefit under Medicare Part D (discussed below). Additionally, we expect to record pension related charges of approximately $17.0 million in 2006, related to the permanent closure of the Thunder Bay “A” kraft pulp mill.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our postretirement benefits include prescription drug benefits for Medicare-eligible retirees. In March 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act.
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
Long-Lived Assets
Bowater’s long-lived assets include goodwill and the net depreciated value of fixed assets.
     Goodwill
As of December 31, 2005, we had unamortized goodwill in the amount of $819.3 million, of which $37.9 million has been reclassified to timberlands held for sale. Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires goodwill to be tested for impairment at least on an annual basis.

Our goodwill is tested for impairment in the fourth quarter of each year. We completed our annual goodwill impairment test in the fourth quarter of 2005. The test did not indicate impairment. The fair values of each of our reporting units exceeded their carrying value amounts by at least 10%.
The goodwill impairment test involves a comparison of the fair value of each of our reporting units as defined under SFAS No. 142, with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, then goodwill of the reporting unit is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the assets of the reporting unit being measured exceeds their fair value. Fair value is determined with the assistance of an independent third party. In making our determination of fair value, we rely primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units. Several of the key assumptions include periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation and capital spending. We derive these assumptions used in our valuation models from several sources. Many of these assumptions are derived from our internal budgets which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. Our products are commodity products, therefore, pricing is inherently volatile and often follow a cyclical pattern; the average price over a commodity cycle forms the basis of our product pricing assumption. We derive our pricing estimates from information generated internally, from industry research firms and other published reports and forecasts. Foreign exchange rates are based on a 2006 forecast followed by a gradual reversion to a 10-year historical average. Historical changes or variations in these estimates have not resulted in any goodwill impairment charges in our financial statements since adopting SFAS 142.
Related to our Thunder Bay facility, we determined the fair value utilizing a probability-weighted approach which assumes that a potential buyer of the facility would consider two alternative courses of action in estimating the discounted cash flows. The first course of action would consider the conversion of the newsprint machine to production of coated paper grades. The second course of action would be that no conversion of the newsprint machine takes place. Under our probability-weighted approach the fair value of the Thunder Bay facility exceeds the carrying value by at least 10%. If we had solely utilized a scenario assuming that the newsprint machine conversion does not take place, the fair value of the Thunder Bay facility exceeds the carrying value by 5%.
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
     Fixed Assets
•	For fixed assets acquired in an acquisition, we estimate their fair value based on accepted valuation techniques. These techniques are dependent upon management estimates and assumptions. While we believe management’s assumptions, including the assigned useful lives, are reasonable under the circumstances, different estimates and assumptions could have a significant impact on the amounts reported through our Consolidated Statement of Operations. During the year ended December 31, 2005, no assets were acquired in an acquisition.

•	For the impairment or disposal of long-lived assets, we follow the guidance as prescribed in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets and intangible assets subject to amortization would be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of.
Tests for recoverability of a long-lived asset to be held and used are measured by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. Several of the key assumptions include periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation and projected capital spending. We derive these assumptions from several sources. Many of these assumptions are derived from our internal budgets which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. Our products are commodity products, therefore, pricing is inherently volatile and often follow a cyclical pattern; the average price over a commodity cycle forms the basis of our product pricing assumption. We derive our pricing estimates from information generated internally, from industry research firms and other published reports and forecasts. Foreign exchange rates are based on a 2006 forecast followed by a gradual reversion to a 10-year historical average. Except as discussed herein, historical changes or variations in these estimates have not resulted in significant fixed asset impairments in our financial statements. Our fixed asset impairments to date have resulted primarily from our decisions to permanently shut down long-lived assets prior to the end of their original service life. For example, in the second quarter of 2005, the older, higher cost No. 1 line at Benton Harbor was permanently shut. Line No. 1 had been idled since the third quarter of 2002. We recorded an asset impairment charge of $11.9 million related to this asset. Additionally, in January 2006, Bowater announced its plan to permanently close the “A” kraft pulp mill during the second quarter of 2006 and record an asset impairment charge of $67.2 million.
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
Nuway Operations – During 2004, our Nuway facilities operated at about half their capacity. During 2005, transaction prices for our Nuway product improved significantly and now cover cash operating costs. We realized significant improvements in our productivity and quality, however, these improvements were mitigated partially by higher base stock costs as a result of the strengthening Canadian dollar. Due to these factors, we are currently operating our Nuway facilities at about 65% of their capacity. Assuming economic conditions improve, we expect to continue to increase our production on the two remaining lines. However, there is no assurance as to whether Nuway product pricing or costs will continue to improve.
As a result of these factors, we performed a test for recoverability on our Nuway assets. The current carrying amount of these assets is $75.2 million. We determined the estimated future undiscounted cash flows expected to be generated by the Nuway assets consistent with the tests of recoverability discussed above. The results of the test for recoverability indicated that the estimated future undiscounted cash flows exceeded the carrying amount of the long-lived asset and therefore, no impairment exists. The estimated undiscounted cash flows exceeded the carrying amount by at least 10%.
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
Derivatives
The majority of our revenues are generated and received in United States dollars. A significant portion of our manufacturing facilities are in Canada, and accordingly, we pay our operating expenses in Canadian dollars at these Canadian mill sites. To reduce our exposure to Canadian dollar exchange rate fluctuations, we have entered into and designated Canadian dollar forward contracts to hedge certain of our monthly forecasted Canadian dollar cash outflows. We estimate our monthly forecasted Canadian dollar outflows on a rolling 24-month basis and, depending on the level of the Canadian dollar, hedge the first monthly Canadian dollar outflows of manufacturing costs up to 90% of such monthly forecasts in each of the first twelve months and up to 80% in the following twelve months. We have not entered into any new Canadian dollar forward hedge contracts since December 2004. Our existing contracts will expire on or before August 31, 2006. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives used are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively. We believe that these Canadian dollar forward contracts qualify as a cash flow hedge in accordance with SFAS No. 133 and we have, therefore, deferred $30.0 million of unrealized gains recorded in accumulated other comprehensive loss at December 31, 2005. Had these Canadian dollar forward contracts not qualified for cash flow hedging, these gains would have been reported through our Consolidated Statement of Operations.
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
Tax Exposure Matters
In the normal course of business, we are subject to audits from the Federal, state, Canadian provincial and other tax authorities regarding various tax liabilities. The Canadian taxing authorities are auditing years 1999 through 2001 for our Canadian entities. The Internal Revenue Service (IRS) has closed audits of our U.S. federal income tax returns through fiscal year 1997. There were no material adjustments to the company’s tax liabilities arising from the closed IRS audits. The IRS chose not to audit our calendar years 1998 and 1999 tax returns; however, the IRS may adjust our reported tax liabilities for these years to the extent of refunds generated by operating loss carrybacks from subsequent tax years. The IRS audit of our federal income tax returns for years 2000 through 2002 is complete with no material adjustment recorded. The statute of limitations for pre 2003 years will expire on September 15, 2006. To date, Bowater has not been contacted by any taxing authority regarding an audit of its post 2002 tax years.
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
The process to derive Bowater’s provision for all tax liabilities, including those related to tax planning strategies, requires significant judgment, historical comparisons and reference to authoritative tax resources. In general, on a quarterly basis, we review tax reserves based on changes in tax law and changes in facts or circumstances. Bowater’s tax reserves are adjusted based on either an agreed determination of a particular matter, the expiration of the statute of limitations for a particular tax period or a change in facts or circumstances regarding the matter. For example, during 2005, income tax reserves of $8.6 million were eliminated due to the expiration of associated statute of limitations resulting in a decrease to income tax expense during the year.
Tax Valuation Allowances
We have significant deferred tax assets in the U.S. and Canada related to tax credit carryforwards and ordinary loss carryforwards. The carrying value of our deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits, or in the absence of sufficient future taxable income, that we would implement tax planning strategies to generate sufficient taxable income. If these tax planning strategies, estimates and related assumptions change in the future, we may be required to reduce the value of the deferred tax assets resulting in additional income tax expense. During 2005, based on operating losses for our Canadian operations and current evaluation of available tax planning strategies, it was determined in accordance with SFAS No. 109 that we would record a tax charge to establish a valuation allowance against our remaining net Canadian deferred tax assets, which are primarily for loss carryforwards and tax credits in Canada. In connection with this requirement, income tax benefits (approximately $96.7 million) that were generated on our current year Canadian operations losses were entirely offset by a tax charge (approximately $96.7 million) in order to establish this valuation allowance. Additionally, any income tax benefit recorded on 2006 operating losses generated in these Canadian provinces may be offset by establishing a 100% valuation allowance (tax charge) during 2006. This would have the impact of increasing our overall effective income tax rate in future periods.
We believe that it is more likely than not that the deferred tax assets remaining primarily in the U.S., net of valuation allowance, will be realized, based on forecasted income, or where necessary, the implementation of prudent and feasible tax planning strategies. However, there can be no assurance that we will meet our forecasts of future taxable income, or be able to implement tax planning strategies where required in future periods. We evaluate the deferred tax assets on a periodic basis and assess the need for additional valuation allowances as conditions change.
Other Tax Matters
At December 31, 2005, Bowater had unremitted earnings of subsidiaries outside the United States totaling $104.9 million, which we have deemed as being permanently invested. No deferred tax liability has been recognized with regard to these earnings. If our policy was to change in the future and these earnings were remitted to the United States, these amounts could significantly increase the income tax liability reported through our Consolidated Statement of Operations. See discussion of FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004”, on page 48 of this Annual Report on Form 10-K.
business and financial review
Consolidated Results of Operations:

	Year Ended December 31,			Change
(In millions, except per share amounts)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Sales	$3,483.8	$3,190.3	$2,721.1	$293.5	$469.2
Operating income (loss)	98.8	29.5	(100.9)	69.3	130.4
Net loss	(120.6)	(87.1)	(205.0)	(33.5)	117.9
Loss per diluted share	(2.10)	(1.52)	(3.60)	(0.58)	2.08

Significant items that improved (lowered) operating income (loss):
Gain on sale of assets				$58.9	$(117.1)
Impairment of assets				(82.6)	—
Product pricing				311.7	300.7
Distribution costs				(10.1)	(42.6)
Manufacturing costs				(205.0)	(27.7)
Employee termination costs				(2.4)	23.4
Selling and administrative expenses				(1.2)	(6.3)

				$69.3	$130.4

Year ended 2005 compared to 2004
Sales increased in 2005 compared to 2004 from both product price increases in all of our major product groups and increased shipments in coated and specialty papers and lumber. Please refer to the discussion of “Product Line Information” beginning on page 30 for a more detailed analysis of pricing and shipments.

Operating income for 2005 significantly improved when compared to 2004. The above table analyzes the major items that caused the improvement in operating income. A brief explanation of these major items follows.
Gain on sale of assets, primarily for the sale of timberlands, is discussed on page 39 of this Form 10-K.
Impairment of Assets for 2005 primarily relates to asset impairment charges of $67.2 million for the permanent closure of the Thunder Bay “A” kraft pulp mill and $11.9 million for the permanent shut of the older, higher cost No. 1 line at Benton Harbor.
Product pricing for all of our major product groups increased during the year. Please refer to the discussion of “Product Line Information” beginning on page 30 for a more detailed analysis of pricing.
Distribution costs increased in 2005 as a result of increased shipments, higher lumber duties on increased lumber shipments and lumber transaction prices, increased fuel prices, and export-related costs. Please refer to the discussion on page 34 of this Form 10-K for a discussion of the lumber duties.
Manufacturing costs were higher in 2005 primarily as a result of the items that are discussed below. These higher manufacturing costs were partially offset by higher production volumes and shipments.
•	Labor and repair materials – Labor costs were $10.3 million higher in 2005 as a result of increased labor and fringe rates, primarily from increased pension costs. Repair materials were $7.4 million higher, primarily as a result of increased maintenance outages in 2005.

•	Wood costs – We use both harvested timber and residual sawmill chips to make our pulp and paper products. The cost for harvested timber and residual chips in Canada increased in 2005 due primarily to increased fuel prices. Additionally, the fees we pay to the Canadian government for harvesting trees increased as a result of higher average lumber transaction prices. As a result of these and other factors, our wood costs increased $11.4 million in 2005 as compared to 2004.

•	Energy costs – We are a significant user of electricity, natural gas and other fossil fuels. Although our overall consumption of these energy inputs decreased in 2005, increases in electricity and fuel prices caused an increase in energy costs, resulting in a $28.4 million increase in our total energy cost in 2005 as compared to 2004.

•	Canadian dollar – During 2005 the Canadian dollar rose in relation to the U.S. dollar. Since about 43% of our pulp and paper manufacturing capacity is in Canada, our costs stated in U.S. dollars rose approximately $138.1 million.
Employee termination costs were higher primarily due to severance charges related to the closure of the “A” kraft pulp mill at our Thunder Bay facility, which is planned for the second quarter of 2006.
Net loss in 2005 was higher compared to 2004. Net loss in 2005 was higher as a result of the items previously discussed and due to the fact that income tax benefits generated (approximately $96.7 million) primarily on our current year Canadian net operating losses, including the Thunder Bay impairment, were offset by tax charges (approximately $96.7 million). See the discussion under “Critical Accounting Policies and Estimates – Taxes – Tax Valuation Allowance” on pages 26-27.
Year ended 2004 compared to 2003
Sales increased in 2004 compared to 2003 from both product price increases in all of our major product groups and increased shipments in coated and specialty papers, pulp and lumber. Please refer to the discussion of “Product Line Information” beginning on page 30 for a more detailed analysis of pricing and shipments.
Operating income for 2004 improved when compared to 2003. The above table analyzes the major items that caused the improvement in operating income. A brief explanation of these major items follows.
Gain on sale of assets, primarily for the sale of timberlands, is discussed on page 39 of this Form 10-K.

Product pricing for all of our major product groups increased during the year. Please refer to the discussion of “Product Line Information” beginning on page 30 for a more detailed analysis of pricing.
Distribution costs increased in 2004 as a result of increased shipments, higher lumber duties on increased lumber shipments and lumber transaction prices and increased fuel prices and export-related costs. Please refer to the discussion on page 34 of this Form 10-K for a discussion of the lumber duties.
Manufacturing costs were higher in 2004 primarily as a result of the items that follow. These higher manufacturing costs were partially offset by higher production volumes and shipments.
•	Recycled fiber – We recycle and use old newspapers and magazines in our groundwood paper grades. The cost of recycled fiber increased due to higher recycle fiber prices in 2004 and the re-start in May 2003 of an idled recycle facility at our Calhoun mill.
•	Labor and repair materials – Labor costs were higher in 2004 as a result of increased labor and fringe rates, primarily from increased pension costs. Repair materials were higher as a result of increased maintenance outages in 2004.
•	Wood costs – We use both harvested timber and residual sawmill chips to make our pulp and paper products. The price for residual chips in Canada increased in 2003 and remained at those levels throughout 2004. Additionally, the fees we pay to the Canadian government for harvesting trees increased as a result of increases in lumber transaction prices.
•	Energy costs – Increases in electricity and fuel consumption and prices caused an increase in energy costs.
•	Canadian dollar – During 2004 the Canadian dollar rose significantly (8.1%) in relation to the U.S. dollar. Since about 42% of our pulp and paper manufacturing capacity is in Canada, our costs stated in U.S. dollars rose approximately $95.6 million. Our currency hedging program allowed us to offset approximately $78.6 million of this increase.
Employee termination costs were lower as we completed our cost reduction program in 2003.
Selling and administrative expenses were higher due primarily to increased selling costs on increased sales of our coated papers.
Net loss in 2004 was lower compared to 2003. Net loss in 2003 includes an after tax charge of $4.5 million for cumulative effect adjustments from the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” and the partial adoption of FIN 46, “Consolidation of Variable Interest Entities”.
Fourth quarter of 2005
Net loss in the fourth quarter of 2005 was $101.9 million, or $1.78 per diluted share on sales of $876.4 million. This compares to a net loss in the fourth quarter of 2004 of $35.2 million, or $0.61 per diluted share on sales of $823.0 million.
Operating loss for the fourth quarter of 2005 was $23.8 million compared to operating loss of $7.6 million for the fourth quarter of 2004. The increase in operating loss is primarily the result of asset impairment charges ($70.7 million), the strengthening of the Canadian dollar versus the U.S. dollar ($37.5 million), higher operating costs related to higher energy costs ($7.5 million), higher chemical costs ($2.1 million), higher labor and benefits ($3.5 million) and higher repair costs ($2.8 million). These decreases were partially offset by higher transaction prices for our pulp and paper products ($63.1 million) and improved volumes and shipments in coated and specialty papers and lumber.
Interest expense increased $1.0 million, from $48.8 million in the fourth quarter of 2004 to $49.8 million in the fourth quarter of 2005, primarily from higher interest rates, partially offset by more capitalized interest.
The effective tax rate for the fourth quarter of 2005 (-54.0%) was higher than the fourth quarter of 2004 (20.8%). During the fourth quarter, based on operating losses for our Canadian operations and evaluation of current tax planning strategies, it was determined in accordance with SFAS No. 109 that a full valuation allowance would be required on our net Canadian deferred tax assets, which are primarily for loss carryforwards and tax credits in certain Canadian provinces. As a result, we recorded a tax charge of approximately $35.9 million related to existing net deferred tax assets. In addition, income tax benefits generated (approximately $55.8 million) on our current quarter Canadian net operating losses, including the Thunder Bay impairment, were offset by a tax charge (approximately $55.8 million) to record a valuation allowance. The effective tax rate was also impacted by certain losses from changes in foreign currency exchange rates for which the company received no tax benefit.
Division/Segments and Product Line Information
Bowater is organized by division. Bowater also provides product line disclosures for informational purposes to our analysts and investors. The divisions have operational responsibility over their group of operating assets. The divisions also have sales responsibilities that overlap several of the Company’s operating divisions/segments. The matrix below depicts the various products that are manufactured by each of the Company’s operating divisions/segments and corresponding sales dollars for the twelve months ended December 31, 2005, and depicts the division that is responsible for the sale of the product line for the entire company.

(In millions)		Coated &	Canadian
		Specialty	Forest		Corporate and
	Newsprint	Papers	Products	Pulp	Other
Product Line	Division	Division	Division	Division	Eliminations	Total

Newsprint	$875.3 *	$151.7	$401.8	$—	$—	$1,428.8
Coated & Specialties	182.1	643.9 *	276.4	—	(0.2)	1,102.2
Pulp	188.2	350.4	—	— *	(4.3)	534.3
Lumber	—	—	385.1 *	—	—	385.1
Other	19.5	—	21.9	—	(8.0)	33.4

	$1,265.1	$1,146.0	$1,085.2	$—	$(12.5)	$3,483.8

*	Indicates division responsible for the sale of product line for the entire company
For example, the Newsprint Division has operational (profit and loss) responsibility for the profitability of all three products (newsprint, coated & specialties and pulp) manufactured at its mills. The sales and related manufacturing costs for these product lines are recorded by the Newsprint Division. The Newsprint Division also has the responsibility for the sale of all newsprint produced at all divisions within Bowater (see asterisk in matrix). Each of these other divisions (the Coated & Specialty Papers Division and the Canadian Forest Products Division) has operational (profit and loss) responsibility for the profitability of newsprint manufactured at its mills, but no selling responsibility.
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

Newsprint – Product Line

	2005	2004	2003

Sales (in millions)	$1,428.8	$1,340.8	$1,236.1
Average prices (per metric ton)	$583	$528	$481
Shipments (thousands of metric tons)	2,451.6	2,541.6	2,570.2
Downtime (thousands of metric tons)	199.1	192.1	204.8
Inventory at end of year (thousands of metric tons)	87.0	89.8	75.1

Year ended 2005 compared to 2004

Our average newsprint transaction price was 10.4% higher in 2005 compared to 2004. The increase reflects the realization of price increases in 2005 in the North American and international markets. Newsprint shipments decreased by 3.5% compared to 2004, primarily due to production shifting from newsprint to higher margin specialty papers. We continue to idle one newsprint machine at our Thunder Bay mill, which results in approximately 36,000 metric tons of downtime per quarter, until market conditions improve. We plan to take 3,000 metric tons of maintenance downtime in the first quarter of 2006 and we will continue to match our production to our orders.
We have announced a $40 per metric ton price increase for the domestic market effective February 1, 2006; however, market conditions will determine whether we fully realize the increase.
Newsprint Third Party Data: Total United States newsprint demand and consumption declined 6.3% and 5.1%, respectively, in 2005 compared to 2004. Over the same time period, North American newsprint production declined 4.6%. The operating rate was 95% in 2005 compared to 96% in 2004. North American net exports of newsprint increased 1.6% from 2004 levels. North American mill inventories at year end 2005 declined 13,000 metric tons and customer inventories declined 89,000 metric tons from 2004 levels. Total inventories (North American mills and users) ended 2005 at 1.24 million metric tons, 102,000 metric tons below the 2004 level. Days of supply at the U.S. dailies declined to 42 days from 43 days at year end 2004. Newspaper advertising linage declined 1.8% in 2005 compared to 2004.
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
Newsprint Third Party Data: Total United States newsprint demand and consumption declined 1.4% and 1.7%, respectively, in 2004 compared to 2003. Because of significantly decreased industry capacity, the 2004 operating rate of 96% exceeded the 2003 rate of 93%. North American net exports of newsprint declined approximately 4.7% from 2003 levels. North American mill inventories at year end 2004 were unchanged from prior year levels, while customer inventories increased slightly from 2003 levels. Total inventories (North American mills and users) ended 2004 at 1.31 million metric tons, slightly above the 2003 level. Days of supply at the U.S. dailies increased to 43 days from 41 days at year end 2003. Newspaper advertising linage improved 1.1% in 2004 compared to 2003.

Coated and Specialty Papers – Product Line

	2005	2004	2003

Sales (in millions)	$1,102.2	$904.4	$726.4
Average prices (per short ton)	$711	$616	$569
Shipments (thousands of short tons)	1,549.5	1,467.8	1,276.6
Downtime (thousands of short tons)	89.4	99.5	85.7
Inventory at end of year (thousands of short tons)	69.0	46.6	62.0

Year ended 2005 compared to 2004

Our average transaction price for coated paper was 18.1% higher in 2005 compared to 2004. The increase reflects the realization of price increases in 2005. Our coated mechanical papers shipments increased 6.9% compared to 2004, due primarily to increased production at our Catawba and Nuway facilities. Our average transaction price for specialty paper was 11.8% higher in 2005 compared to 2004. The increase reflects the realization of price increases in 2005. Our specialty papers shipments increased 4.2% compared to 2004, due to increased shipments to book market customers moving from traditional freesheet grades to mechanical specialties and retailer circular customers upgrading from newsprint to mechanical specialties. Downtime of 81,000 short tons was taken in 2005 at our Nuway facilities. We anticipate taking 15,000 short tons of downtime at our Nuway facilities in the first quarter of 2006. Inventories increased in 2005 as a result of increased production combined with a slight reduction in market demand.
We recently announced a price increase of $60 per short ton for all of our high-bright, uncoated mechanical grades for our North American customers, effective February 1, 2006 and $40 per short ton for all of our SNC, SCB, and lower-bright, uncoated mechanical grades for our North American customers, effective March 1, 2006.
Coated and Specialty Papers Third Party Data: North American demand for coated mechanical papers decreased 3.1% during 2005 compared to 2004. According to Publishers Information Bureau (PIB), U.S. magazine monthly advertising pages increased 0.5% in 2005 compared to 2004 and catalog/bulk mailings (measured by Standard mail pieces) increased 4.4% during 2005 as compared to 2004. North American coated mechanical mill inventories were at 14 days supply at December 31, 2005, compared to 12 days supply at December 31, 2004.
North American demand for supercalendered high gloss paper and other uncoated mechanical papers ended 2005 up 3.3% and up 1.6%, respectively, compared to 2004. North American uncoated mechanical inventories were unchanged at 13 days supply at December 31, 2005 and 2004.
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
Coated and Specialty Papers Third Party Data: North American demand for coated mechanical papers increased 8% during 2004 compared to 2003. According to Publishers Information Bureau (PIB), U.S. magazine monthly advertising pages increased 3.8% in 2004 compared to 2003 and catalog/bulk mailings (measured by Standard mail pieces) increased 8.7% through September 2004 compared to 2003. North American coated mechanical mill inventories were at 11 days supply at December 31, 2004, compared to 15 days supply at December 31, 2003.
North American demand for supercalendered high gloss paper and other uncoated mechanical papers ended 2004 down 2.3% and up 13.9%, respectively, compared to 2003. North American uncoated mechanical inventories were at 13 days supply at December 31, 2004, compared to 14 days supply at December 31, 2003.

Market Pulp

	2005	2004	2003

Sales (in millions)	$534.3	$543.3	$489.9
Average prices (per metric ton)	$531	$513	$472
Shipments (thousands of metric tons)	1,005.6	1,058.8	1,038.7
Downtime (thousands of metric tons)	66.7	62.3	60.6
Inventory at end of year (thousands of metric tons)	63.4	49.9	62.0

Year ended 2005 compared to 2004

Our average price for market pulp was 3.5% higher in 2005 compared to 2004. The increase reflects the price increases in 2005 brought about by improved world demand and continued strength of currencies in market pulp producing regions. Our shipments decreased 5% in 2005 compared to 2004, due to increased integration of our pulp to produce paper and reduced production from our Coosa Pines facility which incurred an extended planned maintenance shut to rebuild its boiler. Our market pulp inventories ended 2005 at 23 days supply, 9 days below the industry average. Generally, our inventories are below the industry average because our mills are geographically closer to the markets they serve.
We have announced price increases of $20 to $30 per metric ton each for softwood/hardwood grades effective February 1, 2006. Our Catawba, SC facility will be down for a scheduled maintenance requirement in the first quarter of 2006, removing approximately 6,000 metric tons of production. We believe this maintenance downtime, combined with a strong Canadian dollar and other cost pressures, will negatively impact our manufacturing cost of market pulp in the first quarter of 2006. We have announced our plans to permanently close the “A” kraft pulp mill at our Thunder Bay mill during the second quarter of 2006. This closure will eliminate 210,000 metric tons of annual market pulp capacity.
Market Pulp Third Party Data: World demand for market pulp increased slightly in 2005 compared to 2004. Demand in North America grew by 8% mainly as a result of definitional changes of shipments to affiliated companies. Demand for pulp was flat in China and increased by almost 1% in Latin America while demand decreased by 2.6% in Europe, the worlds largest pulp market, and in Japan by 4%. World producers shipped at 93% of capacity. World producer inventories decreased to 32 days supply, which is 1 day higher than the corresponding period of 2004.
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
Market Pulp Third Party Data: World demand for market pulp increased 6% in 2004 compared to 2003. Demand in China grew 28% over the prior year; comparatively, demand in North America grew by 6% and demand in Western Europe by 3%. World producers shipped at 96% of capacity. World producer inventories decreased to 31 days supply, which is 3 days less than the corresponding period of 2003.

Lumber

	2005	2004	2003

Sales (in millions)	$385.1	$370.2	$236.9
Average prices	$358	$355	$270
Shipments (million board feet)	1,076.3	1,043.1	875.8
Downtime (million board feet)	201.1	297.7	151.7
Inventory at end of year (million board feet)	54.4	60.4	50.3

Year ended 2005 compared to 2004

Our lumber shipments increased 3.2% in 2005 compared to 2004 as we continued our ramp up of the Thunder Bay sawmill as a result of a recent plant modernization. Due to periods of weak lumber markets and limited availability of timber supply from our cutting rights on Crown-owned land, we took approximately 201.1 million board feet of downtime in 2005, which compares to 297.7 million board feet in 2004.
Lumber duties imposed by the U.S. Department of Commerce (DOC) became effective for lumber shipments from Canada to the U.S. beginning May 22, 2002. The DOC imposed antidumping duties (ADD) of 8.43% on all of Bowater’s Canadian softwood lumber imports and countervailing duties (CVD) of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. Since May 22, 2002 Bowater has been posting cash deposits to cover the duties based upon the duty rates then in effect. These rates have been adjusted several times. On January 24, 2005, the ADD rate was amended to 3.78%. On February 24, 2005, the CVD rate was amended to 16.37%. Most recently, the CVD rate was changed to 8.7% and the ADD rate was changed to 2.11% on December 12, 2005. Lumber duties are included as a component of distribution costs on our consolidated statement of operations.
The Canadian government has appealed the duties to the World Trade Organization (WTO) and the U.S. courts and under the terms of the North American Free Trade Agreement (NAFTA) and requested that the duties be refunded. The final amount of CVD and ADD that may be assessed on Canadian softwood lumber imports into the U.S. will depend upon negotiations among the governments involved in the dispute or upon determinations made by the NAFTA, WTO or other adjudicatory panels to which the duties may be appealed. Until the dispute about the duties is resolved, we will continue to pay the duties as required by the DOC. To date, we have paid CV and AD duties of approximately $100.8 million. Should these duty rates be eliminated or decreased, a portion or all of the $100.8 million could be reversed into operating income in future periods.
In 2005, the Province of Québec mandated that annual harvests of softwood timber on Crown-owned land will be reduced 20% below 2004 levels. The 20% reduction is required to be achieved, on average, for the three year period beginning April 1, 2005 and ending March 31, 2008. These requirements did not have any material impact on our results of operations or financial condition in 2005 and are not expected to have a material impact in 2006.
Lumber Third Party Data: U.S. housing starts were strong in 2005, increasing 5.6% to 2.065 million units compared to 1.956 million units in 2004.
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
Lumber Third Party Data: U.S. housing starts were strong in 2004, increasing 5.8% to 1.956 million units compared to 1.848 million units in 2003.

Divisional performance

Overview
Effective as of January 1, 2005, Bowater is organized into four divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Pulp Division, and the Canadian Forest Products Division. The fifth division that existed in 2004, the Forest Products Division, was merged into the Newsprint and Canadian Forest Products Divisions and the Thunder Bay mill was moved from the Newsprint Division to the Coated and Specialty Papers Division. Except for Pulp, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. Financial results for the production and sale of market pulp are included in the Newsprint Division or the Coated and Specialty Papers Division, depending upon which site manufactures the product. The Pulp Division is responsible for the marketing and distribution of the product, and its administrative expenses are included in “Corporate & other eliminations.” Therefore, Bowater’s financial results have been collected, analyzed and reported through the other three operating divisions and corporate. Prior year results have been restated to facilitate comparisons to the 2005 presentation. Total segment income (loss) in the following tables is equivalent to “Operating income (loss)” as presented in our Consolidated Statement of Operations.
•	newsprint division

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

•	coated and specialty papers division

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

•	canadian forest products division

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

•	pulp division

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

Newsprint Division

	Year Ended December 31,			Change
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Sales	$1,265.1	$1,165.8	$1,026.3	$99.3	$139.5
Segment income (loss)	56.5	2.4	(52.2)	54.1	54.6

Significant items that improved (lowered) segment income (loss):
Product pricing				$113.4	$87.9
Distribution costs				(9.1)	8.9
Manufacturing costs				(50.6)	(48.8)
Employee termination costs				0.1	8.1
Selling and administrative expenses				3.8	(1.5)
Impairment charge				(3.5)	—

				$54.1	$54.6

Year ended 2005 compared to 2004
Sales increased in 2005 as compared to 2004 primarily as a result of higher product pricing for newsprint ($84.4 million), market pulp ($13.8 million), and specialty papers ($14.6 million) and increased sales of specialty papers. See the previous discussion of product line results.
Segment income increased in 2005 compared to 2004 primarily as a result of higher product pricing noted above, lower selling and administrative expenses, and lower employee termination costs. These improvements were partially offset by higher manufacturing costs and distribution costs. Manufacturing costs were higher primarily from a stronger Canadian dollar ($22.3 million) and higher prices for chemicals ($7.2 million), energy ($11.4 million), repair materials ($6.8 million), higher depreciation expense ($1.5 million), and lower production volumes ($5.4 million), partially offset by lower wood costs ($2.6 million). Distribution costs were higher primarily from increased fuel prices and increased export shipments.
Due to product quality and production issues, we replaced certain components of the paper machine at our Mokpo, Korea location during the fourth quarter of 2005 and recorded a non-cash asset impairment charge of $3.5 million.
Year ended 2004 compared to 2003
Sales increased in 2004 as compared to 2003 primarily as a result of higher product pricing for newsprint ($70.5 million), market pulp ($8.8 million), and specialty papers ($7.3 million) and increased sales of specialty papers. See the previous discussion of product line results.
Segment income increased in 2004 compared to 2003 primarily as a result of higher product pricing noted above and lower distribution and employee termination costs. These improvements were partially offset by higher manufacturing costs, and selling and administrative expenses. Manufacturing costs were higher primarily from a stronger Canadian dollar ($13.7 million) and higher prices for recycled fiber ($23.2 million), chemicals ($5.4 million), energy ($4.9 million), labor ($7.6 million), retirement benefits ($5.4 million) and repair materials ($8.3 million), partially offset by improved production volumes ($9.9 million), lower depreciation expense ($8.9 million) and lower wood costs ($13.7 million).

Coated and Specialty Papers Division

	Year Ended December 31,			Change
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Sales	$1,146.0	$1,052.8	$903.8	$93.2	$149.0
Segment loss	(28.7)	(16.1)	(84.1)	(12.6)	68.0

Significant items that improved (lowered) segment income (loss):
Product pricing				$124.9	$90.3
Distribution costs				(3.1)	(7.9)
Manufacturing costs				(45.1)	(10.8)
Employee termination costs				(11.6)	2.4
Selling and administrative expenses				1.4	(6.0)
Impairment charge				(79.1)	—

				$(12.6)	$68.0

Year ended 2005 compared to 2004
Sales increased in 2005 as compared to 2004 primarily as a result higher product pricing in coated and specialty papers ($102.6 million), newsprint ($15.8 million) and pulp ($6.5 million), and higher shipments of coated and specialty papers ($15.6 million), partially offset by lower shipments of newsprint and pulp. The increase in coated and specialty papers shipments is due primarily to increased production at our Catawba and Nuway facilities in 2005. See the previous discussion of product line results.
Segment loss increased in 2005 as compared to 2004 primarily as a result of higher manufacturing, distribution and employee termination costs, and impairment charges, partially offset by increased sales, as described above. The higher manufacturing costs are due primarily to a stronger Canadian dollar ($26.6 million), higher wood and fiber costs ($6.4 million), higher energy costs ($16.9 million), and higher chemical costs ($4.3 million), partially offset by lower depreciation expense ($7.1 million) and improved volumes ($6.2 million).
In January, 2006, Bowater announced its plans to permanently close the “A” kraft pulp mill during the second quarter of 2006 and reduce staffing by 20% at the Thunder Bay facility. As a result, an asset impairment charge of $67.2 million and severance charges of $11.5 million were recognized during the fourth quarter of 2005. Additionally, we expect to record pension related charges of approximately $17.0 million in 2006, related to the permanent closure of the “A” kraft pulp mill.
During the second quarter of 2005, Bowater management decided to permanently shut the original line at Benton Harbor, which resulted in an asset impairment charge of $11.9 million during the second quarter of 2005.
See Notes 4 and 12 of the Notes to the Consolidated Financial Statements for a detailed discussion of the asset impairment charges and severance charges, respectively.
Year ended 2004 compared to 2003
Sales increased in 2004 as compared to 2003 primarily as a result of increased shipments, due primarily to the conversion of the No. 3 paper machine at the Catawba facility in early 2003 from newsprint to coated paper, and higher product pricing in coated and specialty papers ($41.1 million), pulp ($34.4 million), and newsprint ($14.8 million). See the previous discussion of product line results.
Segment loss decreased in 2004 as compared to 2003 primarily as a result of higher product pricing in coated and specialty papers, pulp and newsprint, and lower employee termination costs partially offset by higher distribution and manufacturing costs and increased selling and administrative expenses. The higher manufacturing costs are due to a stronger Canadian dollar ($28.6 million), and higher fiber and wood costs ($18.9 million), offset by higher production volumes ($16.6 million) and lower chemical costs ($13.0 million).

Canadian Forest Products Division

	Year Ended December 31,			Change
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Sales	$1,085.2	$981.6	$817.7	$103.6	$163.9
Segment loss	(1.0)	(18.2)	(60.3)	17.2	42.1

Significant items that improved (lowered) segment income (loss):
Product pricing				$74.0	$135.1
Distribution costs				—	(25.2)
Manufacturing costs				(56.2)	(70.2)
Employee termination costs				—	2.9
Selling and administrative expenses				(0.6)	(0.5)

				$17.2	$42.1

Year ended 2005 compared to 2004

Sales increased in 2005 as compared to 2004 primarily as a result of higher product pricing for newsprint ($35.5 million), coated and specialty papers ($32.6 million), lumber ($3.5 million), timber ($2.4 million), and higher shipments of newsprint, coated and specialty papers and lumber. See the previous discussion of product line results.
Segment loss decreased in 2005 as compared to 2004, primarily as a result of the higher pricing and shipments described above. These improvements were partially offset by higher manufacturing costs. The higher manufacturing costs are due to a stronger Canadian dollar ($53.3 million), higher fiber and wood costs ($10.2 million), higher labor ($3.1 million), higher chemical costs ($1.9 million) partially offset by improved volumes ($13.8 million) and lower repair cost ($2.0 million).
Year ended 2004 compared to 2003

Sales increased in 2004 as compared to 2003 primarily as a result of higher product pricing for newsprint ($33.0 million), coated and specialty papers ($16.9 million), lumber ($83.0 million), timber ($2.2 million), and higher shipments of newsprint, coated and specialty papers and lumber. See the previous discussion of product line results.
Segment loss decreased in 2004 as compared to 2003, primarily as a result of higher product pricing. These improvements were partially offset by higher manufacturing costs and higher distribution costs from higher shipments and lumber duties on increased lumber shipments and transaction prices. The higher manufacturing costs are due to a stronger Canadian dollar ($49.3 million), higher fiber and wood costs ($19.0 million), higher repair cost ($1.7 million), and higher labor ($5.1 million), offset by lower chemical costs ($4.3 million) and higher production volumes ($0.7 million).

Gain on Sale of Assets and Corporate & Other Eliminations
Gain on sale of assets and corporate and other eliminations are included in order to reconcile division sales and segment income (loss) to our total sales and operating income (loss) on our Consolidated Statement of Operations.

	Year Ended December 31,			Change
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Gain on sale of assets	$65.8	$6.9	$124.0	$58.9	$(117.1)
Corporate & other eliminations:
Sales	(12.5)	(9.9)	(26.7)	(2.6)	16.8
Segment income (loss)	6.2	54.5	(28.3)	(48.3)	82.8

Gain on sale of assets: During 2005, we sold fixed assets and land resulting in a pretax gain of $65.8 million. This gain was primarily due to the sale of approximately 30,000 acres of timberlands for cash consideration of $67.5 million, which resulted in a pretax gain of $61.5 million. We also received cash proceeds of $8.2 million for other asset sales in 2005, resulting in pretax gains of $4.3 million.
During 2004, we sold fixed assets and land resulting in a pretax gain of $6.9 million. This gain was primarily due to the sale of approximately 3,200 acres of owned timberlands and leaseholds for cash consideration of $7.3 million, which resulted in a pretax gain of $5.7 million. We also received cash proceeds of $4.7 million for other timberland and asset sales in 2004, resulting in pretax gains of $1.2 million.
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
Corporate & Other Eliminations:
The elimination of intersegment sales increased $2.6 million from 2004 to 2005 due to increased sales volume between the divisions. Corporate income decreased $48.3 million from 2004 to 2005, due primarily to lower gains on foreign currency hedges.
The elimination of intersegment sales decreased $16.8 million from 2003 to 2004 due to the decreased sales volumes between the divisions. Corporate income increased $82.8 million from 2003 to 2004, due primarily to increased gains on foreign currency hedges.
interest expense
Interest expense increased $4.0 million in 2005, from $195.3 million in 2004 to $199.3 million in 2005, due primarily to higher average interest rates in 2005 as compared to 2004, partially offset by higher capitalized interest as a result of increased spending on capital projects in 2005 as compared to 2004.
Interest expense increased $20.8 million in 2004, from $174.5 million in 2003 to $195.3 million in 2004, due to higher average debt balances carried in 2004 compared to 2003, higher interest rates in connection with the issuance in March 2004 of $250 million notes and less capitalized interest as a result of the completion of our major capital projects at our Catawba operation.
provision for income taxes
Bowater’s effective tax rate in 2005, which was an expense, was (43.4)% compared to a benefit of 36.9% in 2004. Based on operating losses for our Canadian operations and evaluation of current tax planning strategies, it was determined in accordance with SFAS No. 109 that a full valuation allowance would be required on our net Canadian deferred tax assets, which are primarily for loss carryforwards and tax credits in certain Canadian provinces. As a result, income tax benefits generated (approximately $96.7 million) on our current year Canadian net operating losses, including the Thunder Bay impairment, were offset by tax charges (approximately $96.7 million) to record a valuation allowance. See the discussion under “Critical Accounting Policies and Estimates – Taxes – Tax Valuation Allowance” on pages 26-27. The rate in 2005 was also impacted by certain losses from changes in foreign currency exchange rates for which the company received no tax benefit (see discussion below).
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
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of special tax treatment on foreign currency gains and losses. We have a number of Canadian subsidiaries whose unconsolidated income and gains are taxed in Canada. On consolidation, such income and gains are eliminated but we are still liable for the Canadian taxes. Due to the variability and volatility of foreign exchange rates we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we may not be recording income tax benefits on any 2006 operating losses generated in Canada, which would have the impact of increasing our overall effective income tax rate in future periods.

Liquidity and Capital Resources:
The primary components of our cash flows are as follows:

	Year Ended December 31,
(In millions)	2005	2004	2003

Increase (decrease) in cash and cash equivalents	$0.4	$10.3	$(16.5)

Cash generated from operations	169.4	122.5	20.3

Net loss	(120.6)	(87.1)	(205.0)

Adjustments to net loss:
Amortization of unearned compensation on restricted stock	0.1	0.9	2.3
Depreciation and amortization	329.4	335.2	339.0
Deferred income taxes	28.8	(50.5)	(103.4)
Net gain on land sales	(65.8)	(6.9)	(124.0)
Minority interests in net loss of subsidiaries	(9.8)	(6.5)	(10.3)
Asset impairment	82.6	—	—

Working capital:
Accounts receivable, net	(33.1)	(16.1)	(30.4)
Inventories	(40.1)	(34.8)	(35.9)
Income taxes receivable	22.1	(30.4)	75.6
Accounts payable and accrued liabilities	12.6	43.2	53.5
Income taxes payable	—	(20.4)	31.6

Total working capital changes	(38.5)	(58.5)	94.4

Cash used for investing activities	(91.7)	(72.1)	(62.0)
Cash invested in fixed assets, timber and timberlands	(167.4)	(84.1)	(216.3)
Disposition of fixed assets and timberlands	75.7	12.0	154.3

Cash from (used for) financing activities	(77.3)	(40.1)	25.2
Short-term financing, net	(19.0)	(132.7)	(48.6)
Long-term financing, net	(14.3)	132.0	117.4
Dividends	(45.9)	(46.0)	(45.3)

Cash from Operations
Cash provided by operating activities totaled $169.4 million in 2005 compared to $122.5 million in 2004. Cash generated from operations increased $46.9 million in 2005 as compared to 2004 due primarily to higher operating income and lower working capital needs. The higher operating income in 2005 was driven by higher product pricing, partially offset by higher distribution and manufacturing costs. Cash generated from operations increased from 2003 to 2004, primarily due to higher operating income partially offset by higher working capital needs. The higher operating income in 2004 was driven by higher product pricing partially offset by higher distribution and manufacturing costs. See discussion of manufacturing costs, distribution costs and product pricing in the “Product Line Information” and “Divisional Performance” sections of our “Management’s Discussion and Analysis.” Additionally, see “Risk Factors” for discussion of product pricing, costs, exchange rates and debt levels. Deferred income tax expense was higher in 2005 due primarily to the recognition of a valuation allowance for deferred tax assets in Canada.

Working capital in 2005 was negatively impacted by an increase in accounts receivable, which resulted primarily from higher pricing and higher inventory levels to support increased export shipments. These working capital changes were partially offset by an increase in accounts payable and accrued liabilities primarily due to the timing of payments. Working capital in 2004 was negatively impacted by an increase in accounts receivable primarily from higher pricing and timing of collection of our receivables, higher inventory levels due primarily to timing of export shipments, lower income taxes payable due to timing of payments and higher income taxes receivable due primarily to tax loss carryback refunds. These working capital changes were partially offset by an increase in accounts payable and accrued liabilities primarily due to the timing of payments.
Please see the discussion entitled “Short Term Financing” below.
Cash Used for Investing Activities
Capital expenditures in 2005 compared to 2004 were significantly higher as we began the conversion of a newsprint machine to higher margin specialty grades at our Calhoun operation ($42 million) and other return-based projects ($33 million) at our Catawba, Coosa Pines and Gatineau facilities. Capital expenditures in 2004 compared to 2003 were significantly lower as we completed two major capital projects in 2003, consisting of the fiber line replacement and the conversion of a newsprint machine to coated groundwood paper at our Catawba operation. Capital spending for these two projects was approximately $119 million in 2003. We expect capital expenditure levels to be approximately $220 million in 2006, which does not include amounts for a possible Thunder Bay newsprint machine conversion project.
Cash Used for Financing Activities
Bowater had net payments of $19.0 million and $132.7 million on our short-term credit facilities during 2005 and 2004, respectively.
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

Short Term Financing
As of December 31, 2005, Bowater had available borrowings on our short-term bank debt — credit facilities as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
Short-Term Bank Debt	Commitment	Outstanding	Available (1)	Date	Rate

	(in millions except for dates and interest rates)
Revolving credit facility (2)	$435.0	$—	$337.7	04/07	—%
364-day Accounts Receivable Securitization Arrangement(3)	200.0	55.0	120.2	11/06	4.34%

	$635.0	$55.0	$457.9

(1)	The commitment available under the Revolving credit facility is subject to covenant restrictions described on pages 43 — 44 of this Form 10-K and is reduced by outstanding letters of credit of $97.3 million.

(2)	Borrowings under the revolving credit facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt.

(3)	The amount that can be borrowed at any time under our 364-day accounts receivables securitization arrangement depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin.
In December 2005, S&P lowered Bowater’s credit rating from BB to B+ with a stable outlook. In December 2005, Moody’s lowered Bowater’s credit rating from Ba3 to B1 with a stable outlook. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on Bowater’s lowest credit rating. Any reduction in the lowest rating will increase our cost of borrowing. In addition to higher interest rates, although further downgrades would have no material impact on availability under our present debt and credit agreements, it could impact our access to and cost of capital and financial flexibility in the future.
Our revolving credit facility contains three financial covenants which require us to maintain:
i.	a minimum consolidated net worth (generally defined as common shareholders’ equity, plus any outstanding preferred stock plus minimum pension liability amounts) of $1.3 billion (as amended in December 2005). If Bowater generates net income, the minimum net worth requirement increases by half of Bowater’s consolidated net income for each fiscal quarter (excluding gains from cash flow hedges in place as of December 31, 2004);

ii.	a maximum 65.0% ratio of total debt to total capital (as amended in April 2005 and defined as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts); and

iii.	an annual minimum EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items, plus income taxes plus depreciation plus net interest expense) of $250.0 million measured quarterly beginning March 31, 2005, through December 31, 2005 and $400.0 million at the end of each quarter thereafter.
At December 31, 2005 we were in compliance with our financial covenants. Our consolidated net worth was approximately $1,401.6 million, our ratio of total debt to total capital was 62.3% and our annual EBITDA was $528.4 million, all as calculated in accordance with our credit facility’s guidelines.

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

					Rolling 4
(Unaudited, in millions)	3/31/2005	6/30/2005	9/30/2005	12/31/2005	Qtrs

Net income (loss)	$0.9	$(3.6)	$(16.0)	$(101.9)	$(120.6)

Provision for income tax expense (benefit)	(7.8)	(5.6)	14.5	38.2	39.3
Depreciation, amortization and cost of timber harvested	81.8	81.6	82.5	83.5	329.4
Interest expense, net of capitalized interest	50.2	49.3	50.0	49.8	199.3
Interest income	(1.1)	(1.1)	(1.0)	(1.6)	(4.8)

EBITDA	$124.0	$120.6	$130.0	$68.0	$442.6

Adjustments:
Severance	—	—	—	13.3	13.3
Cumulative effect of accounting changes, net of taxes	—	—	—	0.5	0.5
Minority interest in net income (loss) of subsidiaries	(1.2)	0.5	(1.6)	(7.5)	(9.8)
Foreign exchange (gain) loss	(1.5)	3.3	1.8	(0.5)	3.1
Asset impairment	—	11.9	—	70.7	82.6
Income from joint venture	(0.7)	(1.1)	(1.3)	(0.8)	(3.9)

	(3.4)	14.6	(1.1)	75.7	85.8

EBITDA, as calculated according to our credit facility’s guidelines	$120.6	$135.2	$128.9	$143.7	$528.4

Total debt as a percentage of total capitalization is the most directly comparable measure using GAAP. A reconciliation of the calculation of total debt as a percentage of total capitalization, in accordance with GAAP, to the calculation of total debt as a percentage of total capitalization, in accordance with our credit facility, is as follows:

	December 31,
(in millions, except ratios)	2005	2004

Total debt	$2,477.2	$2,514.9
Less: Revaluation of debt	(67.6)	(77.4)

	$2,409.6	$2,437.5

Total Capitalization	$3,751.6	$4,090.7
Less: Revaluation of debt	(67.6)	(77.4)
Plus: Additional minimum pension liability	186.1	113.1

	$3,870.1	$4,126.4

Total debt as a percentage of total capitalization in accordance with our credit facility	62.3%	59.1%

Total debt as a percentage of total capitalization, in accordance with GAAP	66.0%	61.5%

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
contractual obligations
The following summarizes Bowater’s contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

					2011 and
(In millions)	Total	2006	2007-2008	2009-2010	Thereafter

Long-term debt, including current installments (1)	$2,422.2	$22.2	$34.9	$631.7	$1,733.4
Short-term bank debt	55.0	55.0	—	—	—
Non-cancelable operating lease obligations	70.4	6.3	11.5	10.5	42.1
Purchase obligations	474.9	49.5	84.3	75.2	265.9

Total contractual obligations	$3,022.5	$133.0	$130.7	$717.4	$2,041.4

(1)	Long-term debt includes $ 67.6 million at December 31, 2005, due to the revaluation of the debt balances acquired with the purchase of the Grenada Mill in August 2000, and the acquisition of Avenor in July 1998. This amount is included in the column “2011 and Thereafter.” This results in approximately $10 million of annual amortization expense and requires no cash outlay.
In addition to the amounts shown in the table, Bowater is party to employment and change-in-control agreements with its executive officers. Those agreements are described under the heading “Executive Compensation – Employment and Change in Control Agreements” in the proxy statement incorporated by reference into this Form 10-K.
Bowater enters into various agreements including supply and cutting rights agreements and purchase commitments in the normal course of business. Our purchase obligations related to these various agreements are presented in the table above. In connection with the acquisition of Alliance, Bowater assumed various long-term supply contracts, the more significant of which includes a fiber supply contract, at market prices, for its Coosa Pines Operation and a steam supply contract at its Dolbeau Operation. The Coosa fiber supply contract expires in 2014 and has total commitments of approximately $98.0 million ($11.4 million in year 2006, $44.7 million in years 2007-2010 and $41.9 million thereafter). In addition, our Dolbeau Operation’s steam supply contract expires in 2023 and has total commitments of approximately $197.5 million ($9.8 million in year 2006, $41.3 million in years 2007-2010 and $146.4 million thereafter).
off-balance sheet arrangements
Timberland Sales: In connection with certain timberland sales transactions in 2002 and prior years, Bowater received a portion of the sale proceeds in notes receivable from institutional investors. In order to increase its liquidity, Bowater monetized these notes receivable using qualified special purpose entities (“QSPEs”) set up in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The more significant aspects of the QSPEs are as follows:
•	The QSPEs are not consolidated within Bowater’s financial statements. The business purpose of the QSPEs is to hold the notes receivable and issue debt securities to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The full principal amount of the notes receivable is backed by letters of credit issued by a third party financial institution.
•	Bowater recorded gains or losses on the monetization of the notes receivable through the QSPEs. The amount of the gain or loss is determined based on the original carrying amount of the notes, allocated between the assets monetized and the retained interests based on their relative fair value at the date of the monetization.

•	Bowater’s retained interest consists principally of net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued to third parties) and a cash reserve account. Fair values of the retained interest are estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates.
•	The cash reserve accounts are established at inception and are required to meet specified minimum levels throughout the life of the debt issued by the QSPEs to third party investors. Any excess cash flows revert to Bowater on a quarterly or semi-annual basis. The cash reserve accounts revert to Bowater at the maturity date of the third party debt.
•	Bowater may be required to make capital contributions to the QSPEs from time to time in sufficient amounts so that the QSPEs will be able to comply with their covenants regarding the payment of taxes, maintenance as entities in good standing, transaction fees, contractual indemnification of the collateral agent and certain other parties, and the maintenance of specified minimum amounts in the cash reserve account. Notwithstanding these covenants, because of the expected net available cash flow to the QSPEs (interest and principal on notes receivable backed by letters of credit will be in excess of interest and principal on debt securities), Bowater does not expect to be required to make additional capital contributions.
•	Bowater currently guarantees approximately $8.6 million, representing 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of the QSPEs. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayment of $2.0 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009.
The following summarizes our transactions with QSPEs as of December 31, 2005 (in millions):

	Bowater’s			Excess of
	Retained		Total	Assets over
Qualified Special Purpose Entity	Interest	Total Assets	Obligations	Obligations

Calhoun Note Holdings AT LLC	$6.3	$73.9	$64.2	$9.7
Calhoun Note Holdings TI LLC	9.3	74.6	61.8	12.8
Bowater Catawba Note Holdings I LLC	1.9	19.7	17.4	2.3
Bowater Catawba Note Holdings II LLC	9.0	98.0	86.9	11.1
Timber Note Holdings LLC	3.9	40.0	34.7	5.3
Bowater Saluda LLC	7.5	102.9	91.5	11.4

	$37.9	$409.1	$356.5	$52.6

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
We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. Under the exchange rates, hedging levels and operating conditions that existed at December 31, 2005, for every one-cent increase in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for 2005 would have been reduced by approximately $7.0 million.

We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. We have not entered into any new Canadian dollar forward contracts since the fourth quarter of 2004. All of the existing contracts will mature on or before August 31, 2006. However, based on exchange rates, hedging levels and operating conditions projected for 2006, a one-cent increase in the Canadian dollar exchange rate will reduce our 2006 operating income, net of hedging by approximately $11.9 million.
Canadian Dollar Hedging Program
At December 31, 2005, we had approximately $30.0 million of unrealized gains recorded on our Canadian dollar hedging program compared to an approximately $123.0 million unrealized gains at December 31, 2004. These unrealized gains are classified as a separate line item in current assets in our consolidated balance sheet. The balance of our hedging contracts continue into the third quarter of 2006 and extend no further. For a description of our hedging activities, see Note 14 to the Notes to Consolidated Financial Statements included in this Report on Form 10-K.
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
In addition to the projects mentioned above, we currently anticipate spending approximately $10 million of capital per year for all of our facilities for the foreseeable future to maintain compliance with existing environmental regulations. Environmental regulations promulgated in the future could require substantial additional expenditures for compliance and could have a material impact on Bowater, in particular, and the industry in general.
Bowater currently has recorded $20.5 million for environmental liabilities. The majority of these liabilities are recorded at undiscounted amounts and are included in pension, other postretirement benefits and other long-term liabilities on the Consolidated Balance Sheet. The $20.5 million represents our estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to us. Approximately $18.3 million of the $20.5 million relates to two previously owned Canadian mills for costs primarily associated with soil remediation, air compliance and landfill closure and one United States mill acquired in connection with the Alliance acquisition for costs primarily for soil testing and monitoring.
Bowater has been notified that it may be a “potentially responsible party” (“PRP”) with respect to three hazardous waste sites which are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA” or “Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The U.S. EPA, based on the remoteness of the site, listed it as “No Further Action Status” in September 2002. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater.

Recent Accounting Pronouncements
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 in the fourth quarter of 2005 and recorded a $0.5 million cumulative effect adjustment, net of tax, in our Consolidated Statement of Operations.
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April, 2005, the S.E.C. announced a delay in the effective date of SFAS 123(R). Therefore the accounting provisions of SFAS 123(R) and its related FASB Staff Positions are effective for reporting periods beginning after September 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123(R) in the first quarter of 2006 and are currently evaluating the effect that the adoption of FASB 123(R) will have on our financial position and results of operation.
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
In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. During the third quarter of 2005, we determined that we would not repatriate any foreign earnings for which the provisions of FAS 109-2 would apply. Therefore, the adoption of FAS 109-2 did not impact our financial condition or result of operations.
In November 2004, the FASB issued SFAS 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard during the first quarter of 2006. We have not yet evaluated the effect that the adoption of SFAS 151 will have on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Bowater is exposed to risks associated with foreign currency exchange rates, commodity price risk and changes in interest rates.
Foreign Exchange Risk
We have manufacturing operations in the United States, Canada and Korea and sales offices located throughout the world. As a result we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. As a result of our 2001 acquisition of Alliance and 1998 acquisition of Avenor, approximately 43% of our pulp and paper production capacity and a significant portion of our lumber production is in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See the information set forth under “Item 1A Risk Factors – Currency fluctuations may adversely affect our results of operations and financial condition” on page 12 and under “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations-Canadian-US Dollar Exchange Rate Fluctuation Effect on Earnings” on pages 46 — 47 for further information on foreign exchange risks related to our operating costs. To reduce our exposure to differences in Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. We estimate the monthly forecasted Canadian dollar outflows on a rolling 24-month basis and, depending on the level of the Canadian dollar, hedge the first monthly Canadian dollar outflows of manufacturing costs up to 90% of such monthly forecasts in each of the first twelve months and up to 80% in the following twelve months of total forecasted Canadian dollar outflows. At December 31, 2005, we had $183.0 million of Canadian dollar contracts outstanding, however, due to the strong Canadian dollar we are not currently entering into new hedging agreements. Information regarding the carrying value and fair market value of the contracts is set forth in Note 14, “Financial Instruments,” of the Consolidated Financial Statements included in this Form 10-K.
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain a mix of fixed rate and variable rate borrowings. At December 31, 2005 and 2004 we had $2,138.7 million and $2,158.4 million, respectively of fixed rate long-term debt and $338.5 million and $356.5 million, respectively of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate short and long-term debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our short and long-term variable bank debt at December 31, 2005 and 2004 of $338.5 million and $356.5 million, respectively, a 100 basis point increase in interest rates would have increased our annual interest expense in 2005 and 2004 by approximately $3.4 million and $3.6 million, respectively.
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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per-share amounts) Years ended December 31,	2005	2004	2003

Sales	$3,483.8	$3,190.3	$2,721.1
Cost of sales	2,540.5	2,346.4	2,194.0
Depreciation, amortization and cost of timber harvested	329.4	335.2	339.0
Distribution expenses	340.3	324.9	264.4
Selling and administrative expenses	158.0	161.2	148.6
Impairment of assets	82.6	—	—
Net gain on sale of assets	(65.8)	(6.9)	(124.0)

Operating income (loss)	98.8	29.5	(100.9)
Interest expense	199.3	195.3	174.5
Other (income) expense	(9.9)	(17.4)	5.5

Loss before income taxes, minority interest and cumulative effect of accounting changes	(90.6)	(148.4)	(280.9)
Income tax provision (benefit)	39.3	(54.8)	(70.1)
Minority interest, net of taxes	(9.8)	(6.5)	(10.3)

Loss before cumulative effect of accounting changes	(120.1)	(87.1)	(200.5)
Cumulative effect of accounting changes, net of taxes	(0.5)	—	(4.5)

Net loss	(120.6)	(87.1)	(205.0)

Loss per share:
Basic loss per common share:
Loss before cumulative effect of accounting changes	$(2.09)	$(1.52)	$(3.52)
Cumulative effect of accounting changes, net of taxes	(0.01)	—	(0.08)

Net loss	$(2.10)	$(1.52)	$(3.60)

Diluted loss per common share:
Loss before cumulative effect of accounting changes	$(2.09)	$(1.52)	$(3.52)
Cumulative effect of accounting changes, net of taxes	(0.01)	—	(0.08)

Net loss	$(2.10)	$(1.52)	$(3.60)

Average number of shares outstanding:
Basic	57.4	57.2	57.0
Diluted	57.4	57.2	57.0

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(In millions, except share amounts) At December 31,	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$30.1	$29.7
Accounts receivable, net	410.1	377.0
Inventories	365.8	327.9
Timberlands held for sale	135.8	—
Unrealized gain on hedged transactions	30.0	100.2
Other current assets	31.2	67.9

Total current assets	1,003.0	902.7

Timber and timberlands	85.4	186.2
Fixed assets, net	3,049.1	3,301.1
Goodwill	781.4	819.3
Other assets	233.5	240.7

Total assets	$5,152.4	$5,450.0

Liabilities and shareholders’ equity
Current liabilities:
Current installments of long-term debt	$22.2	$14.0
Short-term bank debt	55.0	73.0
Accounts payable and accrued liabilities	487.3	458.4
Dividends payable	11.2	11.2

Total current liabilities	575.7	556.6

Long-term debt	2,400.0	2,427.9
Pension, other postretirement benefits and other long-term liabilities	572.9	495.2
Deferred income taxes	329.4	394.5
Minority interest	58.9	68.5
Shareholders’ equity:
Common Stock, $1 par value. Authorized 100,000,000 shares; issued 67,529,294 and 67,438,584 shares at December 31, 2005 and 2004, respectively	67.5	67.4
Exchangeable Shares, no par value. Unlimited shares authorized; 1,434,445 and 1,466,358 outstanding at December 31, 2005 and 2004, respectively	68.1	69.7
Additional paid-in capital	1,621.6	1,618.3
Retained earnings	100.1	266.5
Unearned compensation	—	(0.1)
Accumulated other comprehensive loss	(156.0)	(28.6)
Treasury stock at cost, 11,605,074 and 11,608,385 shares at December 31, 2005 and 2004, respectively	(485.8)	(485.9)

Total shareholders’ equity	1,215.5	1,507.3

Total liabilities and shareholders’ equity	$5,152.4	$5,450.0

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS

						Accumulated
			Additional			Other		Total
	Common	Exchangeable	Paid In	Retained	Unearned	Comprehensive	Treasury	Shareholders’
(In millions, except share amounts)	Stock	Shares	Capital	Earnings	Compensation	Income (Loss)	Stock	Equity

Balance at December 31, 2002	$66.9	$78.3	$1,596.8	$649.9	$—	$(150.1)	$(486.3)	$1,755.5

Retraction of Exchangeable Shares (1,936 shares)	—	(0.1)	0.1	—	—	—	—	—
Dividends on Common Stock ($0.80 per share)	—	—	—	(45.8)	—	—	—	(45.8)
Stock options exercised including tax benefit of $0.4 (67,200 shares)	0.1	—	2.0	—	—	—	—	2.1
Stock option compensation	—	—	0.4	—	—	—	—	0.4
Restricted stock grant (81,510 shares)	—	—	3.3	—	(3.3)	—	—	—
Amortization of unearned compensation	—	—	—	—	2.3	—	—	2.3
Treasury stock used for various plans (6,291 shares)	—	—	—	—	—	—	0.2	0.2
Comprehensive income (loss):
Net loss	—	—	—	(205.0)	—	—	—	(205.0)
Foreign currency translation	—	—	—	—	—	12.8	—	12.8
Minimum pension liability, net of tax ($11.5)	—	—	—	—	—	(21.7)	—	(21.7)
Change in unrealized loss on hedged transactions, net of tax ($68.5)	—	—	—	—	—	111.9	—	111.9

Total comprehensive loss								(102.0)

Balance at December 31, 2003	$67.0	$78.2	$1,602.6	$399.1	$(1.0)	$(47.1)	$(486.1)	$1,612.7

Retraction of Exchangeable Shares (174,954 shares)	0.2	(8.5)	8.3	—	—	—	—	—
Dividends on Common Stock ($0.80 per share)	—	—	—	(45.5)	—	—	—	(45.5)
Stock options exercised including tax benefit of $1.2 (223,600 shares)	0.2	—	7.6	—	—	—	—	7.8
Stock option compensation	—	—	0.1	—	—	—	—	0.1
Restricted stock grant (7,774 shares)	—	—	(0.3)	—	—	—	—	(0.3)
Amortization of unearned compensation	—	—	—	—	0.9	—	—	0.9
Treasury stock used for various plans (2,818 shares)	—	—	—	—	—	—	0.2	0.2
Comprehensive income (loss):
Net loss	—	—	—	(87.1)	—	—	—	(87.1)
Foreign currency translation	—	—	—	—	—	5.3	—	5.3
Minimum pension liability, net of tax ($22.7)	—	—	—	—	—	43.8	—	43.8
Change in unrealized gain on hedged transactions, net of tax ($18.8)	—	—	—	—	—	(30.6)	—	(30.6)

Total comprehensive loss								(68.6)

Balance at December 31, 2004	$67.4	$69.7	$1,618.3	$266.5	$(0.1)	$(28.6)	$(485.9)	$1,507.3

Retraction of Exchangeable Shares (31,913 shares)	—	(1.6)	1.6	—	—	—	—	—
Dividends on Common Stock ($0.80 per share)	—	—	—	(45.8)	—	—	—	(45.8)
Stock options exercised including tax benefit of $0.3 (69,000 shares)	0.1	—	2.1	—	—	—	—	2.2
Restricted stock cancellation (10,203 shares)	—	—	(0.4)	—	—	—	—	(0.4)
Amortization of unearned compensation	—	—	—	—	0.1	—	—	0.1
Treasury stock used for various plans (3,311 shares)	—	—	—	—	—	—	0.1	0.1
Comprehensive income (loss):
Net loss	—	—	—	(120.6)	—	—	—	(120.6)
Foreign currency translation	—	—	—	—	—	3.3	—	3.3
Minimum pension liability, net of tax ($1.3)	—	—	—	—	—	(73.0)	—	(73.0)
Change in unrealized gain on hedged transactions, net of tax ($35.3)	—	—	—	—	—	(57.7)	—	(57.7)

Total comprehensive loss								(248.0)

Balance at December 31, 2005	$67.5	$68.1	$1,621.6	$100.1	—	$(156.0)	$(485.8)	$1,215.5

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions) Years ended December 31,	2005	2004	2003

Cash flows from operating activities:
Net loss	$(120.6)	$(87.1)	$(205.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting changes, net of taxes	0.5	—	4.5
Amortization of unearned compensation	0.1	0.9	2.3
Depreciation, amortization and cost of timber harvested	329.4	335.2	339.0
Deferred income taxes	28.8	(50.5)	(103.4)
Minority interest	(9.8)	(6.5)	(10.3)
Net gain on sale of assets	(65.8)	(6.9)	(124.0)
Impairment of assets	82.6	—	—
Changes in working capital:
Accounts receivable, net	(33.1)	(16.1)	(30.4)
Inventories	(40.1)	(34.8)	(35.9)
Income taxes receivable	22.1	(30.4)	75.6
Accounts payable and accrued liabilities	12.6	43.2	53.5
Income taxes payable	—	(20.4)	31.6
Other, net	(37.3)	(4.1)	22.8

Net cash provided by operating activities	169.4	122.5	20.3

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(167.4)	(84.1)	(216.3)
Dispositions of fixed assets, timber and timberlands	75.7	12.0	154.3

Net cash used for investing activities	(91.7)	(72.1)	(62.0)

Cash flows from financing activities:
Cash dividends, including minority interests	(45.9)	(46.0)	(45.3)
Short-term financing	572.0	733.4	973.5
Short-term financing repayments	(591.0)	(866.1)	(1,022.1)
Long-term financing	—	245.9	394.0
Payments of long-term debt	(14.3)	(113.9)	(276.6)
Stock options exercised	1.9	6.6	1.7

Net cash from (used for) financing activities	(77.3)	(40.1)	25.2

Net increase (decrease) in cash and cash equivalents	0.4	10.3	(16.5)
Cash and cash equivalents:
Beginning of year	29.7	19.4	35.9

End of year	$30.1	$29.7	$19.4

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $1.3, $0.1, and $7.4	$206.6	$197.4	$184.9
Income taxes	$—	$35.2	$12.0

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
nature of operations:
Bowater Incorporated (“Bowater”) is a leading producer of newsprint and coated mechanical papers. In addition, we produce uncoated mechanical papers, bleached kraft pulp and lumber products. We operate 12 pulp and paper manufacturing facilities in the United States, Canada and South Korea. Bowater also operates two facilities that convert a mechanical base sheet to coated products. Bowater’s operations are supported by 1.4 million acres of timberlands owned or leased in the United States and Canada and 29.6 million acres of timber cutting rights on Crown-owned lands in Canada.
basis of presentation:
The accompanying Consolidated Financial Statements include the accounts of Bowater Incorporated and Subsidiaries (collectively “Bowater”). All consolidated subsidiaries are wholly-owned with the exception of the following:

	Bowater		Partner
	Percent		Percent
Consolidated Subsidiary	Ownership	Partners	Ownership

Bowater Maritimes Inc.	67%	Oji Paper Co., Ltd.	25%
		Mitsui & Co., Ltd.	8%
Calhoun Newsprint Company (“CNC”)	51%	Herald Company, Inc.	49%
Bowater Mersey Paper Company Ltd.	51%	Washington Post Company	49%
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
financial instruments:
Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (see below). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that we record all derivatives as either assets or liabilities in the balance sheet at fair value. Changes in the derivative fair values that are designated and qualify as cash flow hedges are deferred and recorded as a component of “Accumulated other comprehensive income (loss)” until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from “Accumulated other comprehensive income (loss)” to the Consolidated Statement of Operations on the same line as the underlying transaction (cost of sales). Any ineffective portion of a hedging derivative’s change in fair value is recognized immediately in earnings.
In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. The adoption of SFAS No. 149 had no impact on our Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
inventories:
Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead and is determined by using the average cost and last-in, first-out (“LIFO”) methods.
timber and timberlands:
The acquisition cost of land and timber, property taxes, lease payments, site preparation and other costs related to the planting and growing of timber are capitalized. Capitalization policies are consistent prior to and during harvesting. These costs, excluding land, are charged against income at the time the timber is harvested, based on annually determined depletion rates, and are included in the line titled “Depreciation, amortization and cost of timber harvested” in the Consolidated Statement of Operations. Growth and yield models are used to estimate timber volume on our land from year to year. These volumes affect the depletion rates, which are calculated annually based on the capitalized costs and the total timber volume based on the current stage of the growth cycle.
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
asset retirement obligations:
As more fully described in Note 2, “Asset Retirement Obligations,” Bowater adopted SFAS No. 143 “Accounting for Asset Retirement Obligations,” effective January 1, 2003, and recorded a cumulative effect charge, net of taxes, of $2.1 million to our Consolidated Statement of Operations. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred; the life is determinable; and a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. Subsequently the asset retirement costs are allocated to expense and the liability is accreted to its face amount.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 clarifies the term “conditional” as used in SFAS No. 143 and is effective for fiscal years ending after December 15, 2005. This Interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must determine if sufficient information is available to estimate the fair value of the liability and, if so, record a liability for the conditional asset retirement obligation. As more fully described in Note 2, “Asset Retirement Obligations,” Bowater adopted FIN 47 during the fourth quarter of 2005, which resulted in a net charge of $0.5 million that is included in “Cumulative effect of accounting changes, net of taxes” in the 2005 Consolidated Statement of Operations.
impairment of long-lived assets and long-lived assets to be disposed of:
Bowater accounts for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets and intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets (herein defined as “long-lived asset”) may not be recoverable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
goodwill:
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are to be tested for impairment at least on an annual basis. The goodwill impairment test involves a comparison of the fair value of each of our reporting units as defined under SFAS No. 142, with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, then goodwill of the reporting unit is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting entity being measured exceeds their fair value. Fair value is determined with the assistance of an independent third party. In making our determination of fair value, we rely primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units and includes, among other estimates, periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation, capital spending and an assumption of our weighted average cost of capital. Changes in any of these estimates could have a material effect on the fair value of these assets in future measurement periods. See Note 3, “Goodwill” for a discussion of the annual goodwill impairment test.
transfers and servicing of financial assets and extinguishments of liabilities:
Note Monetizations — Bowater monetized notes receivable using qualified special purpose entities (“QSPEs”) set up in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The QSPEs that have been established for note monetization purposes have not been consolidated within Bowater’s financial statements (see Note 5, “Net Gain on Sale of Assets”). Bowater records gains or losses on the monetization of the notes receivable, with the amount of the gain or loss determined based on the original carrying amount of the notes, allocated between the assets monetized and the retained interests in the QSPE based on its relative fair value at the date of the monetization. Bowater’s retained interest consists principally of the excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the securities issued by the QSPE to third parties) and a cash reserve account established at inception. Fair values of the retained interest are estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates. The retained interest is included in “Other assets” in the Consolidated Balance Sheet. Excess cash flows revert to Bowater on a quarterly or semi-annual basis. The cash reserve account reverts to Bowater at the maturity of the investor notes.
Accounts Receivable Securitization Arrangement — Bowater has an accounts receivable securitization arrangement that is renewed annually in December. This accounts receivable securitization arrangement is accounted for as a secured borrowing in accordance with the requirements of SFAS No. 140. The securitization arrangement has been accounted for as on-balance sheet and therefore the accounts receivable and related borrowings are recorded on our Consolidated Balance Sheet. See Note 13, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements” for a discussion of the accounts receivable securitization arrangement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bowater has not provided for U.S. income taxes on the undistributed earnings of certain of its foreign subsidiaries, as it has specific plans for the reinvestment of such earnings. See Note 16, “Income Taxes”, for a discussion of the Company’s undistributed earnings of its foreign subsidiaries.
Costs associated with exit or disposal activities:
In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 were effective for exit or disposal activities that were initiated or modified after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003 and account for applicable exit or disposal activities in accordance with the provisions of SFAS No. 146, which impacts the timing of recording the impact of exit and disposal activities.
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
Off-balance sheet arrangements:
Bowater accounts for guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and, if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. See Note 13, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements,” for details of our off-balance sheet arrangements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(In millions, except per-share amounts)	2005	2004	2003

Net loss as reported:	$(120.6)	$(87.1)	$(205.0)
Add: Stock-based compensation expense included in net loss	0.3	0.8	1.7
Deduct: Stock-based compensation expense determined under fair value based methods, net of related tax effects	(8.8)	(7.6)	(7.3)

Pro forma net loss	$(129.1)	$(93.9)	$(210.6)

Loss per share:
Basic, as reported	$(2.10)	$(1.52)	$(3.60)
Basic, pro forma	(2.25)	(1.64)	(3.70)

Diluted, as reported	(2.10)	(1.52)	(3.60)
Diluted, pro forma	(2.25)	(1.64)	(3.70)

The fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005		2004		2003

Assumptions:
Expected dividend yield		2.2%		1.8%		2.0%
Expected stock price volatility		29.0%		30.6%		31.8%
Risk-free interest rate		4.0%		3.4%		3.4%
Expected option lives	7.2 yea	rs	6.8 yea	rs	6.2 yea	rs

Weighted average fair value of each option		$11.19		$13.88		$12.19

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In March 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act) that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. Bowater adopted FSP 106-2 effective July 1, 2004, as more fully described in Note 15, “Pension and Other Nonpension Postretirement Benefits.”
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
Comprehensive loss, net of taxes, consists of net loss, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gain on hedged transactions and is presented in the Consolidated Statement of Operations. The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet are as follows:

(In millions)	2005	2004

Pension plan additional minimum liabilities(1) (2)	$(186.1)	$(113.1)
Foreign currency translation(3)	11.5	8.2
Unrealized gain on hedging transactions(4)	18.6	76.3

	$(156.0)	$(28.6)

(1)	Net of deferred tax benefit of $66.8 million and $65.5 million, in 2005 and 2004, respectively.

(2)	Net of minority interest.

(3)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(4)	Net of deferred tax expense of $11.4 million and $46.7 million, in 2005 and 2004, respectively.
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
basic and diluted earnings per share:
Basic earnings per common share, including Exchangeable Shares issued by our subsidiary, Bowater Canada Inc. (“Exchangeable Shares”), is calculated assuming no dilution. Diluted earnings per common share is computed using the weighted average number of outstanding common shares, including Exchangeable Shares, adjusted for the incremental shares attributed to dilutive common stock and potential common stock (stock options and restricted stock).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
use of estimates:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions (e.g. allowance for bad debts, inventory valuation, valuation allowances on deferred taxes, tax liabilities, impairment of assets, discount rates, and return on assets rates for pensions and market valuations). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.
reclassifications:
Certain prior-year amounts in our consolidated financial statements and the notes have been reclassified to conform to the 2005 presentation. These reclassifications had no impact on previously reported net loss or shareholders’ equity.
Note 2. Asset Retirement Obligations
Bowater adopted SFAS No. 143, effective January 1, 2003, and recorded a cumulative effect charge, net of taxes, of $2.1 million. The adoption adjustment also included increases to fixed assets, net, of $0.9 million, long-term liabilities of $4.3 million and deferred tax assets of $1.3 million. Asset retirement obligations were recorded for those obligations where a legally enforceable obligation exists, the life is determinable and a reasonable estimate of fair value can be made. Asset retirement obligations recorded in connection with the adoption of SFAS No. 143 were primarily for industrial waste landfills, bark piles and sludge basins where we have a legally enforceable obligation to perform capping and post closure monitoring procedures upon closing of these assets.
Bowater adopted FIN 47 during the fourth quarter of 2005 and recorded a cumulative effect charge, net of taxes, of $0.5 million. The adoption adjustment also included increases to fixed assets, net, of $0.1 million, long-term liabilities of $0.9 million and deferred tax assets of $0.3 million.
Additionally, we have certain asset retirement obligations for which the timing of settlement is conditional upon the closure of the related operating facility. These obligations include, for example, wastewater and effluent ponds that will be required to be drained, and storage sites or owned facilities for which removal of chemicals and other related materials will be required. At this time we have no specific plans for the closure of these related facilities, and we currently intend to make improvements to the assets as necessary that would extend their lives indefinitely. Furthermore, the settlement dates have not been specified by law, regulation or contract. As a result, we are unable to estimate the fair value of the liability because there are indeterminate settlement dates for the conditional asset retirement obligations. If a closure plan for any of these facilities is initiated in the future, the settlement dates will become determinable, an estimate of fair value will be made, and an asset retirement obligation will be recorded.
Bowater has not had to legally restrict these assets for purposes of settling our asset retirement obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The asset retirement obligation liability for each of the years ended December 31, was as follows:

(In millions)	2005	2004	2003

Beginning of year	$4.6	$4.6	$—
Adoption of SFAS No. 143	—	—	4.3
Adoption of FIN 47	0.9	—	—
Changes	0.4	—	—
Accretion expense	0.4	0.4	0.3
Payments	—	(0.4)	—

End of year	$6.3	$4.6	$4.6

Note 3. Goodwill
In accordance with SFAS No. 142, Bowater completed its annual goodwill impairment tests in the fourth quarters of 2005 and 2004, none of which indicated impairment. However, in future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill that would require a non-cash charge to the Consolidated Statement of Operations and may have a material effect on the financial condition and operating results of the company. Our 2005 annual goodwill impairment test was recomputed to consider the cash flow impact of the permanent closure of the Thunder Bay “A” kraft pulp mill, as described in Note 4, “Asset Impairment.” This remeasurement of fair value did not indicate impairment.
As of December 31, 2005 and 2004, we had goodwill in the amount of $781.4 million and $819.3 million, respectively, and no intangible assets with indefinite useful lives. For impairment testing purposes, goodwill of $26.4 million, $473.7 million, and $281.3 million (including allocated corporate goodwill of $4.4 million, $150.9 million, and $91.3 million, respectively) is included in the Newsprint Division, the Coated and Specialty Papers Division and the Canadian Forest Products Division reportable segments, respectively, and relates to five pulp and paper mills. The majority of the goodwill included in the Coated and Specialty Papers Division relates to our Thunder Bay facility. Goodwill decreased from 2004 to 2005 by $37.9 million due to the reclassification in connection with timberlands held for sale.
Note 4. Asset Impairment
During 2005, we incurred asset impairment charges of $82.6 million, primarily for the Thunder Bay “A” kraft pulp mill and a coating line at Benton Harbor.
During January 2006, Bowater announced its plans to permanently close the Thunder Bay “A” kraft pulp mill in the second quarter of 2006 and recorded an asset impairment charge of $67.2 million during the fourth quarter of 2005. Fair value of the “A” kraft pulp mill was nominal and was determined based on the estimated sale and salvage value plus any projected cash generated from its operations through April 2006. In connection with this decision, Bowater will incur a 20% staffing reduction at this site. See Note 12 “Severance Related Liabilities” for a discussion of the severance costs associated with this staffing reduction.
During the second quarter of 2005, Bowater management decided to permanently shut the original line at Benton Harbor. This was based on the significant capital spending that would be required for the original line to meet the quality standards of our two newer Nuway lines and because the facility’s infrastructure would not support a restart given the recent record production of the new Benton Harbor line. This permanent shut resulted in an asset impairment charge of $11.9 million. Fair value was based on the estimated sale and salvage value. The original line had been idled since the third quarter of 2002.
For segment reporting purposes, the impairment charges associated with Thunder Bay and Benton Harbor are included in our Coated and Specialty Papers Division.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Due to product quality and production issues, we replaced certain components of the paper machine at our Mokpo, Korea location (Newsprint Division) during the fourth quarter of 2005 and recorded an asset impairment charge of $3.5 million.
Note 5. Net Gain on Sale of Assets

(In millions)	2005	2004	2003

Gain on sale of timberlands	$(61.5)	$(5.7)	$(122.7)
Gain on sale of fixed assets	(4.3)	(1.2)	(1.3)

Gain on sale of assets	$(65.8)	$(6.9)	$(124.0)

In 2005, we completed the sale of approximately 29,900 acres of timberland for cash consideration of $67.5 million, resulting in a pre-tax gain of $61.5 million. We also received cash proceeds of $8.2 million for other asset sales in 2005, resulting in pretax gains of $4.3 million.
In 2004, we completed the sale of approximately 3,200 acres of timberland for cash consideration of $7.3 million, resulting in a pre-tax gain of $5.7 million. We also received cash proceeds of $4.7 million for other asset sales in 2004, resulting in pretax gains of $1.2 million.
In May 2003, we completed the sale of approximately 82,000 acres of owned and leased timberlands for cash consideration of $121.8 million. This transaction resulted in a pretax gain of $97.5 million. We also received cash proceeds of $32.5 million for other timberland and asset sales in 2003, resulting in pretax gains of $26.5 million.
Note 6. Other (Income) Expense
Other (income) expense includes non-operating items. The breakdown of the components of “Other, (income) expense” for the three years ended December 31 is as follows:

(In millions)	2005	2004	2003

Foreign exchange (gain) loss	$3.1	$(3.0)	$17.0
Income from joint venture	(3.9)	(4.4)	(1.6)
Interest income	(4.8)	(4.2)	(4.6)
Miscellaneous income	(4.3)	(5.8)	(5.3)

	$(9.9)	$(17.4)	$5.5

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

(In millions, except per-share amounts)	2005	2004	2003

Basic computation:
Net loss	$(120.6)	$(87.1)	$(205.0)

Basic weighted average shares outstanding	57.4	57.2	57.0

Basic loss per common share	$(2.10)	$(1.52)	$(3.60)

Diluted computation:
Basic loss available to common shareholders	$(120.6)	$(87.1)	$(205.0)

Diluted weighted average shares outstanding	57.4	57.2	57.0

Diluted loss per potential common share	$(2.10)	$(1.52)	$(3.60)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The dilutive effect of options outstanding is computed using the treasury stock method. Options for approximately 5.1 million shares, 4.6 million shares and 4.1 million shares, outstanding at December 31, 2005, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive.
Note 8. Inventories

(In millions)	2005	2004

At lower of cost or market:
Raw materials	$100.4	$87.9
Work in process	30.5	23.1
Finished goods	131.8	112.7
Mill stores and other supplies	114.9	114.9

	377.6	338.6
Excess of current cost over LIFO inventory value	(11.8)	(10.7)

	$365.8	$327.9

Inventories valued using the LIFO method comprised 9.2% and 7.8% of total inventories at December 31, 2005 and 2004, respectively.
Note 9. Timberlands Held for Sale
Bowater is currently marketing for sale approximately 114,000 acres of timberlands in the United States and approximately 373,000 acres of timberlands in Canada. We expect sales to be completed in 2006. The $135.8 million includes the carrying value of the U.S. timberlands and all of the timberlands of one of our Canadian woodlands operations. This woodlands operating unit includes approximately $37.9 million of goodwill. We expect the proceeds of the timberland sales to exceed the carrying value, plus the goodwill. Liabilities associated with the timberlands held for sale of approximately $23.6 million are included in accounts payable and accrued liabilities. Approximately $31.4 million and $104.4 million of the timberlands held for sale is included in the Newsprint Division and the Canadian Forest Products Division, respectively.
Note 10. Fixed Assets

	Range of Estimated
(In millions)	Useful Lives in Years	2005	2004

Land and land improvements	10-20	$50.7	$50.4
Buildings	20-40	380.5	383.0
Machinery and equipment	5-20	5,728.6	5,865.4
Leasehold improvements	10-20	1.9	2.0
Construction in progress		141.5	49.6

		6,303.2	6,350.4
Less accumulated depreciation and amortization		3,254.1	3,049.3

		$3,049.1	$3,301.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Accounts Payable and Accrued Liabilities

(In millions)	2005	2004

Trade accounts payable	$256.5	$233.5
Payroll, bonuses and severance	60.1	68.4
Accrued interest	30.5	30.1
Employee benefits	86.3	82.2
Income and other taxes payable	17.2	15.6
Deferred taxes	18.4	—
Other	18.3	28.6

	$487.3	$458.4

Note 12. Severance Related Liabilities
In 2005, Bowater recorded approximately $13.3 million of employee termination costs including severance and other benefits. Approximately $11.5 million of the $13.3 million relates to the permanent closure of the “A” kraft pulp mill at our Thunder Bay facility and the elimination of approximately 260 positions. The remaining severance accrual of $13.3 million at December 31, 2005 is expected to be paid out in 2006, and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.
In 2004, Bowater recorded severance charges of approximately $8.7 million for employee termination costs including severance, medical, pension and other benefits, primarily from the voluntary termination of 35 employees related to the indefinite closure of the groundwood pulp mill at our Thunder Bay facility, and 11 additional employees related to retirements, and our streamlining of the former Forest Products Division. Approximately $3.2 million of the $8.7 million employee termination costs were pension related costs. During 2005 the accrual was increased by $0.6 million and reduced by payments of $3.5 million. The remaining severance related accrual of $2.6 million at December 31, 2005 is expected to be paid out in 2006 and 2007, and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.
The following table summarizes the 2005 and 2004 severance charges by reportable segment:

(In millions)	2005	2004

Newsprint Division	$1.8	$1.4
Coated and Specialty Papers Division	11.5	3.6
Canadian Forest Products Division	—	0.2
Corporate/ Other	—	3.5

	$13.3	$8.7

In connection with a 2002 cost reduction program, Bowater reduced its salaried and hourly workforce at certain locations by approximately 600 people. Through December 31, 2004, we recorded approximately $50.0 million for employee termination costs, including severance, medical, pension and other benefits associated with the 2002 cost reduction program. The 600 terminations were part of a multifaceted cost reduction initiative announced in the fourth quarter of 2002 and implemented through voluntary or involuntary workforce reductions. Included in the termination charges are pension related costs of $12.8 million for a pension and postretirement plan curtailment of approximately $5.3 million and other pension plan benefits of approximately $7.5 million related to accelerated pension years of service in connection with certain voluntary workforce reductions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity of the 2002 cost reduction program, by reportable segment:

	Expensed in Year Ended December 31,		Cumulative
			Expense
(In millions)	2004	2003	Incurred

Employee termination costs by segment:
Newsprint Division	$—	$7.6	$13.5
Coated and Specialty Papers Division	1.1	23.0	29.6
Canadian Forest Products Division	1.0	3.2	4.2
Corporate/ Other	—	0.7	2.7

	2.1	34.5	50.0
Pension related charges	(1.0)	(11.8)	(12.8)

Severance, excluding pension	$1.1	$22.7	$37.2

The tables below summarize the activity for the liabilities associated with the 2002 cost reduction program (excluding the pension related charges noted above).

	Balance at	Write-offs &	Increase
	beginning of	Payments	(Decrease)	Balance at
(In millions)	year	Against Reserve	Reserve	end of year

Year ended December 31, 2005	$0.6	$(0.6)	$—	$—

Year ended December 31, 2004	$9.0	$(9.5)	$1.1	$0.6

Year ended December 31, 2003	$12.9	$(26.6)	$22.7	$9.0

Termination costs are classified as either cost of sales (manufacturing personnel) or selling and administrative expense (administrative personnel) in our Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements
short-term debt:
Short-term bank debt — credit facilities:

					Weighted
					Average
		Amount Outstanding		Commitment	Interest
	Commitment	December 31,		Available(1)	Rate
(In millions)	2005	2005	2004	December 31, 2005

Revolving Credit Facility (2)	$435.0	$—	$38.0	$337.7	—
364-day Accounts Receivable Securitization Arrangement (3)	200.0	55.0	35.0	120.2	4.34%

	$635.0	$55.0	$73.0	$457.9

(1)	Commitments available at December 31, 2005. The commitment available under the 364-day Accounts Receivable Securitization Arrangement is based on qualified trade accounts receivable. The commitment available under the Revolving Credit Facility is subject to covenant restrictions listed below and is reduced by outstanding letters of credit of $97.3 million (primarily for employee benefit programs, certain debt obligations and other purchase commitments).

(2)	Borrowings under the revolving facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt.

(3)	The interest rate on the 364-day Accounts Receivable Securitization Arrangement is based on commercial paper issued by the lenders plus a margin.
Bowater’s revolving credit facility is due April 2007 and provides $400 million of revolving credit in the United States and $35 million in Canada. Our revolving credit facility contains three financial covenants which require us to maintain:
i.	a minimum consolidated net worth (generally defined as common shareholders’ equity, plus any outstanding preferred stock plus minimum pension liability amounts) of $1.3 billion (as amended in December 2005). If Bowater generates net income, the minimum net worth requirement increases by half of Bowater’s consolidated net income for each fiscal quarter (excluding gains from cash flow hedges in place as of December 31, 2004);

ii.	a maximum 65.0% ratio of total debt to total capital (as amended in April 2005 and defined as total debt less revaluation of debt assumed through acquisitions, plus net worth including minority interest, plus minimum pension liability amounts); and

iii.	an annual minimum EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items, plus income taxes plus depreciation plus net interest expense) of $250.0 million measured quarterly, beginning March 31, 2005, through December 31, 2005, and $400.0 million at the end of each quarter thereafter.
At December 31, 2005, we were in compliance with all our financial covenants. Our consolidated net worth was approximately $1,401.6 million, our ratio of total debt to total capital was 62.3% and our annual EBITDA was $528.4 million, all as calculated according to our credit facility’s guidelines. Our continued compliance with these covenants is dependent on a number of factors, some of which are outside of our control. Should events occur that would result in noncompliance, we believe that a number of options would be available to us including, but not limited to, amending the credit facility, obtaining a waiver or pursuing additional or alternative financing arrangements, but we cannot assure that these options would be available on attractive terms or at all.
Bowater has a 364-day $200 million accounts receivable securitization arrangement whereby we agree to sell a significant portion of our trade accounts receivable to a special purpose entity and pledge those receivables as security for outstanding borrowings. The accounts receivable securitization arrangement is renewed annually. The securitization arrangement is accounted for as a secured borrowing in accordance with the requirements of SFAS No. 140. The securitization arrangement has been accounted for as on-balance sheet and therefore the accounts receivable and related borrowings are recorded on our Consolidated Balance Sheet. The special purpose entity that purchases the trade accounts receivable, Bowater Funding Inc., is a wholly owned consolidated subsidiary of Bowater. Some of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accounts receivable are required to be pledged as security for the outstanding borrowings even though the receivables may not qualify as borrowings. The amount that Bowater Funding Inc. can borrow at any time depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin.
long-term debt:
Long-term debt, net of current installments:

(In millions)	2005	2004

Unsecured:
7.95% Notes due 2011, net of unamortized original discount of $1.1 in 2005 and $1.3 in 2004	$598.9	$598.7
6.5% Notes due 2013, net of unamortized original discount of $1.2 in 2005 and $1.3 in 2004	398.8	398.7
Notes due 2010 with interest at floating rates (7.49% at December 31, 2005)	250.0	250.0
9.00% Debentures due 2009	250.0	250.0
9.38% Debentures due 2021, net of unamortized original discount of $0.8 in 2005 and $0.8 in 2004	199.2	199.2
9.50% Debentures due in 2012, net of unamortized original discount of $0.1 in 2005 and $0.2 in 2004	124.9	124.8
10.63% Notes due 2010	113.6	116.5
10.85% Debentures due 2014	131.6	129.9
10.50% Notes due at various dates from 2006 to 2010	52.7	65.2
10.60% Notes due 2011	82.8	84.6
7.75% recycling facilities revenue bonds due 2022	62.0	62.0
7.40% recycling facilities revenue bonds due 2022	39.5	39.5
Industrial revenue bonds due 2029 with interest at floating rates	33.5	33.5
7.62% recycling facilities revenue bonds due 2016	30.0	30.0
10.26% Notes due at various dates from 2006 to 2011	14.0	16.6
Pollution control revenue bonds due at various dates from 2006 to 2010 with interest at varying rates from 7.40% to 7.63%	5.2	12.7
Non-interest bearing loan with Government of Quebec	7.6	9.8
6.5% UDAG loan agreement due at various dates from 2006 to 2010	5.7	6.1
Other Notes	—	0.1

	$2,400.0	$2,427.9

Long-term debt maturities for the next five years are as follows:

		Amount
Year	Balance Sheet Classification	(In millions)

2006	Current installments of long-term debt	$22.2
2007	Long-term debt, net of current installments	14.9
2008	Long-term debt, net of current installments	20.0
2009	Long-term debt, net of current installments	263.7
2010	Long-term debt, net of current installments	368.0

Total debt includes $67.6 million at December 31, 2005 and $77.4 million at December 31, 2004, due to the revaluation of the debt balances acquired with the purchase of the Grenada Operations paper mill in August 2000, and the acquisition of Avenor Inc. in July 1998.
On March 17, 2004, Bowater sold, in a registered offering, $250 million of notes due March 15, 2010. Interest on the notes accrue at a rate based on LIBOR plus 3% and is payable quarterly. On or after March 15, 2006, Bowater may redeem all or a portion of the notes at any time. We received net proceeds from the sale of the notes of $246.2 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
which were net of underwriting fees of $3.8 million. The proceeds were used to pay amounts outstanding under the short-term bank debt credit facilities ($146.2 million) and the associated term loan ($100.0 million).
In December 2005, S&P lowered Bowater’s credit rating from BB to B+ with a stable outlook. In December 2005, Moody’s lowered Bowater’s credit rating from Ba3 to B1 with a stable outlook. There is no way to predict with certainty any future rating actions by these two agencies. The interest rates associated with the bank lines of credit described above are based on Bowater’s lowest credit rating. Any reduction in the lowest rating will increase our cost of borrowing. In addition to higher interest rates, although further downgrades would have no material impact on availability under our present debt and credit agreements, it could impact our access to and cost of capital and financial flexibility in the future.
Off-balance sheet arrangements:
Variable Interest Entities:
The Nuway paper coating facility located in Covington, Tennessee was constructed for Bowater in 2002. Construction of the facility was financed through a SPE. Bowater has no ownership interest in the SPE. Bowater had entered into a lease commitment with the SPE, the lessor in the transaction, for this facility. The Nuway facility commenced operations in March of 2002. Total costs incurred by the SPE for the construction of the Nuway facility were approximately $52.3 million. The assets and debt associated with this facility were not consolidated in Bowater’s financial statements prior to July 1, 2003. The lease was classified as an operating lease and the payments expensed in accordance with SFAS No. 13, “Accounting for Leases.” The base lease term for the facility was scheduled to expire on April 30, 2006.
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
The pro forma effects of the application of FIN 46, as if the statement had been adopted at the time the Nuway facility commenced operations (March of 2002 rather than July 1, 2003) are presented below. There was no pro forma effect on 2004 or 2005.

Year Ended
(In millions, except per-share amounts)	December 31, 2003

Net loss	$(203.6)
Basic loss per common share	(3.57)
Diluted loss per common share	(3.57)

Qualified Special Purposes Entities (QSPEs):
In connection with certain timberland sales transactions in 2002 and prior years, Bowater received a portion of the sale proceeds in notes receivable from institutional investors. In order to increase its liquidity, Bowater monetized these notes receivable using QSPEs set up in accordance with SFAS No. 140. The more significant aspects of the QSPEs are as follows:
•	The notes receivable were monetized through bankruptcy-remote limited liability companies. The bankruptcy-remote entities are QSPEs under SFAS No. 140 and are not consolidated in our financial statements.

•	These QSPEs have issued fixed and floating rate senior secured notes which are secured by the notes receivable held by the QSPEs. The value of these senior secured notes is equal to approximately 90% of the value of the notes receivable. The full principal amounts of the notes receivable are backed by letters of credit issued by third party financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	We retain interests in the excess future cash flows of the QSPEs (cash received from notes receivable versus cash paid out on the senior secured notes).

•	In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs. Bowater currently guarantees approximately $8.6 million of the investor notes principal balance. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $39.9 million and obligations of approximately $34.7 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable.
The following summarizes our retained interest with QSPEs as of December 31, 2005 and 2004 and are included in “Other assets” on our Consolidated Balance Sheet.

(In millions)	2005	2004

Calhoun Note Holdings AT LLC	$6.3	$6.0
Calhoun Note Holdings TI LLC	9.3	8.9
Bowater Catawba Note Holdings I LLC	1.9	1.8
Bowater Catawba Note Holdings II LLC	9.0	8.8
Timber Note Holdings LLC	3.9	3.7
Bowater Saluda LLC	7.5	7.2

	$37.9	$36.4

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
The components of the net gain (loss) related to cash flow hedges and included in “Accumulated other comprehensive income (loss)” were as follows for the years ended December 31:

(In millions)	2005	2004	2003

Gains reclassified on matured cash flow hedges	$(95.7)	$(131.0)	$(52.4)
Unrealized gains for change in value on outstanding cash flow hedges	2.7	81.6	232.8

	(93.0)	(49.4)	180.4
Income tax (expense) benefit	35.3	18.8	(68.5)

Net increase (decrease) in “Accumulated other comprehensive income (loss)”	$(57.7)	$(30.6)	$111.9

We expect to reclassify a gain of $30.0 million ($18.6 million, after taxes) from “Accumulated other comprehensive income (loss)” to earnings during the next twelve months as the hedged items affect earnings.
We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
hedges to forecasted transactions. The maximum time period we have hedged transactions is two years. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively. Hedge ineffectiveness associated with these Canadian dollar forward contracts was not material for the periods presented.
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

		Net Asset (Liability)		Range Of	Weighted Average
	Notional		Fair	U.S.$/CDN$	U.S.$/CDN$
December 31, 2005	Amount of	Carrying	Market	Exchange	Exchange
(in millions of U.S. dollars)	Derivatives	Amount	Value	Rates	Rate

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2006	$183.0	$30.0	$30.0	.7609-.7124	.7394

Long-term debt		$(2,422.2)	$(2,328.4)

		Net Asset (Liability)		Range Of	Weighted Average
	Notional		Fair	U.S.$/CDN$	U.S.$/CDN$
December 31, 2004	Amount of	Carrying	Market	Exchange	Exchange
(in millions of U.S. dollars)	Derivatives	Amount	Value	Rates	Rate

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2005	$507.0	$100.2	$100.2	.7489-.6316	.6943
Due in 2006	183.0	22.8	22.8	.7609-.7124	.7394

	$690.0	$123.0	$123.0

Long-term debt		$(2,441.9)	$(2,564.1)

In order to reduce our exposure to exchange rate fluctuations on our Canadian dollar denominated long-term debt, we periodically enter into Canadian dollar forward contracts. These economic hedge contracts are marked to market through earnings. The contracts are settled quarterly and gains or losses are included in “Other, net” in our Consolidated Statement of Operations. At December 31, 2004, our outstanding Canadian dollar forward contracts had notional amounts of $100 million due on March 30, 2005. The fair value of the Canadian dollar forward contracts outstanding at December 31, 2004 was $0.1 million liability. We have not entered into any new Canadian dollar forward contracts since the fourth quarter of 2004. We recorded gains of approximately $0.9 million for 2005, $8.9 million for 2004 and $21.6 million for 2003 in the Consolidated Statement of Operations as a result of these economic hedge contracts.
The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. Therefore, the risk of counterparty nonperformance is considered to be remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans		Other Postretirement Plans
(In millions)	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$1,968.4	$1,814.8	$300.1	$301.3
Service cost	36.4	36.3	4.4	4.4
Interest cost	116.3	107.8	17.4	16.8
Amendments	38.2	9.6	(1.3)	9.8
Actuarial (gain) loss	185.6	3.4	8.2	(23.9)
Participant contributions	10.4	8.8	2.6	2.0
Curtailment (gain) loss	—	—	(15.0)	—
Special termination benefits	0.1	4.0	—	—
Benefits paid	(119.5)	(109.6)	(18.4)	(16.1)
Effect of foreign currency exchange rate changes	52.5	93.3	2.0	5.8

Benefit obligation at end of year	$2,288.4	$1,968.4	$300.0	$300.1

Change in Plan assets:
Fair value of Plan assets at beginning of year	$1,468.5	$1,281.4	$—	$—
Actual return on Plan assets	219.7	160.0	—	—
Employer contributions	91.4	52.8	15.8	14.1
Participant contributions	10.4	8.8	2.6	2.0
Settlements	(0.6)	—	—	—
Benefits paid	(119.5)	(109.6)	(18.4)	(16.1)
Effect of foreign currency exchange rate changes	41.6	75.1	—	—

Fair value of Plan assets at end of year	$1,711.5	$1,468.5	$—	$—

Reconciliation of funded status:
Funded status deficiency	$(577.0)	$(499.9)	$(300.0)	$(300.1)
Unrecognized actuarial loss	492.7	417.2	146.3	154.5
Unrecognized transition amount	—	—	0.5	0.5
Unrecognized prior service cost	54.9	17.6	(21.2)	(23.3)

Net liability recognized	$(29.4)	$(65.1)	$(174.4)	$(168.4)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$30.4	$53.5	$—	$—
Accrued benefit liability	(366.0)	(309.5)	(174.4)	(168.4)
Intangible asset	52.1	11.6	—	—
Accumulated other comprehensive loss	254.1	179.3	—	—

Net liability recognized	$(29.4)	$(65.1)	$(174.4)	$(168.4)

The components of our net periodic benefit cost consist of:

	Pension Plans			Other Postretirement Plans
(In millions)	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost:
Service cost	$36.4	$36.3	$31.8	$4.4	$4.4	$4.0
Interest cost	116.3	107.8	102.1	17.4	16.8	14.4
Expected return on Plan assets	(114.1)	(107.0)	(103.9)	—	—	—
Amortization of transition amount	—	—	(0.6)	—	—	—
Amortization of prior service cost	2.7	2.0	0.9	(5.6)	(6.2)	(6.5)
Recognized net actuarial loss	16.8	10.5	4.5	8.5	9.3	7.9
Curtailment, settlement, and special termination benefits	0.1	4.0	11.4	(5.4)	—	2.6

Net periodic benefit cost	$58.2	$53.6	$46.2	$19.3	$24.3	$22.4

The sum of the projected benefit obligations and the sum of the fair value of Plan assets for pension Plans with projected benefit obligations in excess of plan assets were $2,264.3 million and $1,686.4 million, respectively, as of December 31, 2005, and were $1,946.9 million and $1,446.5 million, respectively, as of December 31, 2004. The sum of the accumulated benefit obligations and the sum of the fair value of Plan assets for pension Plans with accumulated benefit obligations in excess of Plan assets were $1,969.9 million and $1,584.6 million, respectively, as of December 31, 2005, and were $1,335.8 million and $1,011.6 million, respectively, as of December 31, 2004. The total accumulated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
benefit obligation for all pension plans was $2,090.3 million and $1,783.0 million at December 31, 2005 and 2004, respectively.
The following weighted average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic benefit cost for the year:

	Pension Plans			Other Postretirement Plans
	2005	2004	2003	2005	2004	2003

Projected benefit obligation:
Discount rate	5.3%	6.0%		5.3%	6.0%
Rate of compensation increase	3.6%	3.9%		3.8%	3.9%
Net periodic benefit cost:
Discount rate	6.0%	6.0%	6.5%	6.0%	6.0%	6.5%
Expected return on assets	7.8%	7.8%	8.0%	—	—	—
Rate of compensation increase	3.9%	3.9%	3.9%	3.9%	3.9%	3.9%

The assumed health care cost trend rates used to determine the projected benefit obligation for the Postretirement Plans as of December 31, 2005 and 2004 are as follows:

	2005	2004

Health care cost trend rate assumed for next year (pre-65 year old)	10.3%	10.8%
Health care cost trend rate assumed for next year (post-65 year old)	10.3%	11.2%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	4.7%	4.7%
Year that the rate reaches the ultimate trend rate	2011	2011

Variations in this health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have the following effects:

	1% Increase		1% Decrease
(In millions)	$	%	$	%

Accumulated postretirement benefit costs	$38.4	13%	$(30.6)	(10%)
Service and interest costs	3.4	16%	(2.7)	(12%)

The discount rate for our pension and other postretirement plans is determined by considering the timing and amount of projected future benefit payments and is based on long-term high quality corporate bonds of a similar duration. To develop the expected long-term rate of return on assets assumption, the company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.8% long-term rate of return on assets assumption.
The percentage of fair value of total plan assets held by our pension plans as of the measurement date were as follows:

	Weighted Average
Asset Category	Target Allocation	2005	2004

Equity securities	64%	63%	64%
Debt securities	34%	35%	34%
Real estate	2%	2%	2%

	100%	100%	100%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provisions of SFAS No. 87, “Employees’ Accounting for Pensions,” required Bowater to record an additional minimum liability of $306.1 million and $190.9 million at December 31, 2005 and 2004, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of Plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible assets of $52.1 million and $11.6 million at December 31, 2005 and 2004, respectively, are included on the line titled “Other assets” in the Consolidated Balance Sheet. The remaining amounts of $186.1 million and $113.1 million, net of minority interest and related tax benefits, are recorded as a component of shareholders’ equity on the line titled “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet at December 31, 2005 and 2004, respectively.
The curtailment, settlement, and special termination benefits in our postretirement plans of $5.4 million is associated with changes to certain post-retirement benefits in Canada. For segment reporting purposes, this curtailment gain is included in our Coated and Specialty Papers Division.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our postretirement benefits include prescription drug benefits for Medicare-eligible retirees. In March 2004, the FASB issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2) that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. Bowater adopted FSP 106-2 effective July 1, 2004 and applied the prospective transition method. As a result, a remeasurement of the plan’s assets and accumulated postretirement benefit obligation (APBO), including the effects of the subsidy was made. The remeasurement resulted in a reduction of our net periodic benefit cost for 2004 of $2.5 million. The $2.5 million reduction consisted of $0.3 million for the reduction of current period service costs, $1.3 million for the reduction of amortization of actuarial experience loss and $0.9 million for reduction in interest costs on our APBO. The remeasurement decreased the actuarial loss component of our APBO by approximately $36.9 million.
During 2006, Bowater expects to contribute approximately $95.9 million to its pension plans and approximately $16.8 million to its postretirement plans. Additionally, we expect to record pension plan related curtailment and settlement charges of approximately $17.0 million in 2006, related to the permanent closure of the Thunder Bay “A” kraft pulp mill.
The following benefit payments are expected to be paid from the Plans’ net assets. The other postretirement plans’ projected benefit payments have been reduced by expected Medicare subsidy receipts associated with the Act.

		Other	Expected
	Pension	Postretirement	Subsidy
(In millions)	Plans	Plans(1)	Receipts

2006	$129.7	$16.9	0.8
2007	123.4	17.4	1.0
2008	125.2	17.8	1.1
2009	132.4	18.1	1.3
2010	133.1	18.2	1.5
Years 2011 - 2015	768.9	91.3	9.4

(1)	Shown net of expected Medicare subsidy receipts
In addition to the previously described pension and non-pension postretirement Plans, we also sponsor defined contribution Plans within the United States and for certain sites outside of the United States. Employees are allowed to contribute to the Plans, and we make matching contributions up to 7.2% of an individual employee’s annual compensation. Our expense for the defined contribution Plans totaled $6.9 million in 2005, $6.5 million in 2004, and $3.6 million in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Income Taxes
The components of “Loss before income taxes, minority interest, and cumulative effect of accounting changes” consist of the following for the years ended December 31, 2005, 2004, and 2003:

(In millions)	2005	2004	2003

United States	$188.3	$50.3	$4.7
Foreign	(278.9)	(198.7)	(285.6)

Loss before income taxes, minority interest and cumulative effect of accounting changes	$(90.6)	$(148.4)	$(280.9)

The Income tax provision (benefit) consists of:

(In millions)	2005	2004	2003

Federal:
Current	$0.6	$(16.5)	$18.7
Deferred	48.8	20.9	(29.1)

	49.4	4.4	(10.4)

State:
Current	0.3	0.8	1.5
Deferred	5.8	—	(2.9)

	6.1	0.8	(1.4)

Foreign:
Current	9.6	11.4	13.1
Deferred	(25.8)	(71.4)	(71.4)

	(16.2)	(60.0)	(58.3)

Total:
Current	10.5	(4.3)	33.3
Deferred	28.8	(50.5)	(103.4)

	$39.3	$(54.8)	$(70.1)

The components of deferred income taxes at December 31, 2005 and 2004, in the accompanying Consolidated Balance Sheet are as follows:

(In millions)	2005	2004

Timber and timberlands	$(40.2)	$(72.8)
Fixed assets, net	(510.7)	(602.6)
Deferred gains	(121.4)	(116.3)
Other assets	(37.1)	(22.3)

Deferred tax liabilities	(709.4)	(814.0)

Current assets	4.7	6.6
Current liabilities	(14.4)	7.5
Employee benefits and other long-term liabilities	159.3	141.8
United States tax credit carryforwards	112.4	104.1
Canadian investment tax credit carryforwards	63.8	48.1
Ordinary loss carryforwards	214.7	172.4
Valuation allowance	(178.9)	(46.9)

Deferred tax assets	361.6	433.6

Net deferred tax liability	$(347.8)	$(380.4)

The net deferred income tax assets (liabilities) are reflected in the accompanying Consolidated Balance Sheet as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	2005	2004

Other current assets	$—	$14.1
Accounts payable and accrued liabilities	(18.4)	—
Deferred income taxes	(329.4)	(394.5)

	$(347.8)	$(380.4)

During 2005 our valuation allowance increased by $132.0 million. During 2005, based on operating losses for our Canadian operations and current evaluation of available tax planning strategies, it was determined in accordance with SFAS No. 109 that we would record a tax charge to establish a valuation allowance against our remaining net Canadian deferred tax assets, which are primarily for loss carryforwards and tax credits in Canada. In connection with this requirement, income tax benefits ($96.7 million) that were generated on our current year Canadian operations losses were entirely offset by a tax charge ($96.7 million) in order to establish this valuation allowance. The remaining increase in the valuation allowance was primarily from a pension minimum liability adjustment in 2005.
On a consolidated basis, unrealized statutory foreign currency exchange gains and losses are substantially offset by certain foreign currency exchange adjustments on which the Company receives no tax benefit.
The following is a reconciliation of the United States federal statutory and effective tax rates as a percentage of income (loss) before income taxes, minority interests, and cumulative effect of accounting changes:

	2005	2004	2003

United States federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(6.0)	(0.6)	(0.1)
Foreign taxes	18.5	4.6	3.4
Canadian investment tax credits	4.4	2.2	3.2
Foreign exchange	1.2	(9.6)	(17.8)
Other, net	0.9	—	0.5
Tax reserve adjustment	9.5	4.6	—
Valuation allowance	(107.0)	0.7	0.7

Effective income tax rate	(43.5)%	36.9%	24.9%

At December 31, 2005, we had United States federal and state net operating loss carryforwards of $34.1 million and $565.8 million, respectively, and Canadian federal and provincial net operating loss carryforwards of $302.5 million and $468.5 million, respectively. In addition, $63.8 million of Canadian investment tax credit carryforwards and $112.4 million of United States tax credit carryforwards were available to reduce future income taxes. The United States federal and state loss carryforwards expire at various dates up to 2025. The Canadian noncapital loss and investment tax credit carryforwards expire at various dates between 2006 and 2015. Of the United States tax credit carryforwards, $97.4 million consists of alternative minimum tax credits that have no expiration.
The American Jobs Creation Act of 2004 (the “AJCA”) introduced a special one-time dividend-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision) provided certain criteria are met. During the third quarter of 2005, we determined that we would not repatriate any foreign earnings under the provisions of the AJCA.
Notwithstanding the AJCA, at December 31, 2005, the unremitted earnings subject to the repatriation provision were deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
In the normal course of business, we are subject to audits from the Federal, state, Canadian provincial and other tax authorities regarding various tax liabilities. The Canadian taxing authorities are auditing years 1999 through 2001 for our Canadian entities. The IRS chose not to audit our U.S. Federal income tax returns for the calendar years 1998 and 1999; however, the IRS may adjust our reported tax liabilities for these years to the extent of refunds generated by operating loss carrybacks from subsequent year. The IRS audit of our U.S. Federal income tax returns for years 2000 through 2002 has been completed with no material adjustments recorded. The statute of limitations for pre 2003 tax years will expire

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on September 15, 2006. There were no material adjustments to the company’s tax liabilities arising from these audits. To date, the company has not been contacted by any tax authority regarding an audit of its post 2002 tax years.
Any audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that taxes accrued on the Consolidated Balance Sheet fairly represent the amount of future tax liability due.
During 2005 we reversed income tax reserves of $8.6 million related to the expiration of the statute of limitations of previous tax years.
Note 17. Commitments and Contingencies
Legal Items
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
a.	On September 30, 2005, the Ministry of Justice of the Province of Quebec (MOJ) cited one of our subsidiaries, Bowater Canadian Forest Products, Inc. (BCFPI), in connection with effluent water quality of the Dolbeau mill. BCFPI is contesting the fine of $332,523 (CDN $387,240) levied by the MOJ. The Dolbeau mill has taken steps to improve its effluent quality and has only experienced one further exceedance since January 1, 2005. We expect BCFPI to reach a settlement with the MOJ in the first half of 2006.

b.	Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury.

These suits have been filed by approximately 1,775 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York, Tennessee and Texas. Approximately 990 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 785 claims remain. Insurers are defending these claims and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.
Lumber Duties
Lumber duties imposed by the U.S. Department of Commerce (DOC) became effective for lumber shipments from Canada to the U.S. beginning May 22, 2002. The DOC imposed antidumping duties (ADD) of 8.43% on all of Bowater’s Canadian softwood lumber imports and countervailing duties (CVD) of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. Since May 22, 2002 Bowater has been posting cash deposits to cover the duties based upon the duty rates then in effect. These rates have been adjusted several times. in January 24, 2005, the ADD rate was amended to 3.78%. On February 24, 2005, the CVD rate was amended to 16.37%. Most recently, the CVD rate was changed to 8.7% and the ADD rate was changed to 2.11% on December 12, 2005. Lumber duties are included as a component of distribution costs on our consolidated statement of operations.
The Canadian government has appealed the duties to the World Trade Organization (WTO) and the U.S. courts and under the terms of the North American Free Trade Agreement (NAFTA) and requested that the duties be refunded. The final amount of CVD and ADD that may be assessed on Canadian softwood lumber imports into the U.S. will depend upon negotiations among the governments involved in the dispute or upon determinations made by the NAFTA, WTO or other adjudicatory panels to which the duties may be appealed. Until the dispute about the duties is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
resolved, we will continue to pay the duties as required by the DOC. To date, we have paid CV and AD duties of approximately $100.8 million. Should these duty rates be eliminated or decreased, a portion or all of the $100.8 million could be reversed into operating income in future periods.
In 2005, the Province of Québec mandated that annual harvests of softwood timber on Crown-owned land will be reduced 20% below 2004 levels. The 20% reduction is required to be achieved, on average, for the three year period beginning April 1, 2005 and ending March 31, 2008. These requirements did not have any material impact on our results of operations or financial condition in 2005 and are not expected to have a material impact in 2006.
Letters of Credit
There were outstanding letter of credit commitments totaling $97.3 million at December 31, 2005 (primarily for employee benefit programs, certain debt obligations and other purchase commitments), reducing availability under the revolving credit facility.
Employees
As of December 31, 2005, Bowater employed 8,000 people, of whom 5,500 were represented by bargaining units. Labor agreements covering approximately 1,850 employees in the United States paper mills expire in 2006, 2007 and 2008. These employees are represented by the United Steelworkers union. Labor agreements covering approximately 2,200 employees at five of our six Canadian paper mills were ratified July 8, 2005. These employees are represented predominantly by the Communications, Energy and Paper Union (“CEP”). The agreements have effective dates of May 1, 2004, and will expire on April 30, 2009. The agreements provide for annual wage increases averaging 2.5% for each of the first two years and averaging 2% annually thereafter as well as improvements and changes to pension and employee benefits. A new four-year labor agreement covering approximately 250 employees at our Thunder Bay woodlands operation was ratified on January 22, 2006.
During 2005, labor agreements covering approximately 230 employees at three woodlands operations expired. In April 2005, a labor agreement covering approximately 200 employees at our Donnacona facility expired. Although these labor agreements have expired, we consider relations with our employees to be good. Discussions between Bowater and the unions have begun and we can provide no assurance regarding these outcomes or the timing of these negotiations or their effect on our operations.
The collective bargaining and wage agreements covering approximately 150 employees at our Mokpo, Korea facility were renewed in August 2005 and expire in July 2006. Including our Mokpo facility, approximately 1,000 employees are covered by bargaining unit contracts that will expire in 2006.
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

b.	Bowater currently has recorded $20.5 million for environmental liabilities. Approximately $18.9 million of this $20.5 million relates to environmental reserves established in connection with prior acquisitions. The majority of these liabilities are recorded at undiscounted amounts and are included in pension, other postretirement benefits and other long-term liabilities on the Consolidated Balance Sheet. The $20.5 million represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management. Approximately $18.3 million of the $20.5 million relates to two previously owned Canadian mills

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for costs primarily associated with soil remediation, air compliance and landfill closure and one United States mill for costs primarily for soil testing and monitoring acquired in connection with the Alliance acquisition.
The following tables summarize the activity for the liabilities associated with environmental costs related to prior acquisitions:

	Balance at		Write-offs &	Increase
	beginning	Reclassification	Payments Against	(Decrease)	Foreign	Balance at
(In millions)	of year	Adjustments	Reserve	Reserve	Exchange	end of year

Year ended December 31, 2005	$18.6	$—	$(0.7)	$0.4	$0.6	$18.9

Year ended December 31, 2004	$17.8	$—	$(1.2)	$0.8	$1.2	$18.6

Year ended December 31, 2003	$16.0	$0.2	$(1.1)	$—	$2.7	$17.8

Note 18. Cumulative and Redeemable Preferred Stock
Bowater is authorized to issue 10.0 million shares of serial preferred stock, $1 par value. As of December 31, 2005, no preferred shares were issued or outstanding.
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
All options granted through December 31, 2003, were exercisable at December 31, 2005. Options granted in 2005 and 2004 generally become exercisable over a period of two years, however, as discussed on the following page, vesting was accelerated on these grants. Unless terminated earlier in accordance with their terms, all options expire 10 years from the date of grant. The plans provide that any outstanding options will become immediately exercisable upon a change in control of Bowater. In such event, grantees of options have the right to require us to purchase such options for cash in lieu of the issuance of Common Stock. We received $1.9 million in 2005, $6.6 million in 2004 and $1.7 million in 2003 from the exercise of stock options. The exercise of stock options also generated tax benefits for us of $0.3 million in 2005, $1.2 million in 2004 and $0.4 million in 2003.
Bowater recorded a pretax charge of $0.1 million and $0.4 million, respectively, in 2004 and 2003 for intrinsic value on its 2002 and 2000 stock option grants per the provisions of FIN 44 involving stock compensation transactions recorded under the rules outlined in APB No. 25. No pretax charge was recorded in 2005. This charge was based on a measurement date that coincided with shareholder approval of the 2002 and 2000 stock option plan. Using a measurement date based on the 2002 and 2000 grant date and the assumptions in the table in Note 1 “Summary of Significant Accounting Policies — Stock-Based Compensation”, the weighted average fair value of each option would have been $15.18 and $17.51 for the 2002 and 2000 grant, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information with respect to options granted under the stock option plans is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number	Average	Number of	Average		Average
	of	Exercise	Shares	Exercise	Number of	Exercise
	Shares (000’s)	Price	000’s)	Price	Shares (000’s)	Price

Outstanding at beginning of year	4,555	$45	4,072	$44	3,541	$45
Granted during the year	756	37	862	45	668	41
Exercised during the year	(69)	28	(224)	30	(67)	26
Canceled during the year	(175)	47	(155)	46	(70)	48

Outstanding at end of year	5,067	44	4,555	45	4,072	44

Exercisable at end of year	5,061	$44	3,365	$46	3,044	$45

	Options Outstanding			Options Exercisable
	at December 31, 2005			at December 31, 2005
			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number of	Exercise	Contractual	Number of	Exercise
Prices	Shares (000’s)	Price	Life (years)	Shares (000’s)	Price

$31 to $40	952	37	5.8	952	37
$41 to $50	3,513	45	4.6	3,507	45
$51 to $60	602	52	5.2	602	52

	5,067	44	5.2	5,061	44

On November 8, 2005, the Human Resources and Compensation Committee of the Board of Directors (the “Committee”) of the Company, pursuant to the authority granted to the Committee under the Company’s 1997, 2000 and 2002 stock option plans, approved the accelerated vesting to December 15, 2005, of all unvested stock options granted to employees on January 27, 2004, January 25, 2005, and May 10, 2005. The January 2004 stock option awards, one-half of which have already vested, were granted at an exercise price of $45.02. The remaining unvested half covering 419,000 shares would have vested on January 27, 2006. The January 2005 awards covering 738,750 shares were granted at an exercise price of $37.295. One-half would have vested on January 25, 2006, and one-half would have vested on January 25, 2007. Two small awards (15,000 total shares) were granted at an exercise price of $32.07 and would have vested one-half on May 10, 2006, and one-half on May 10, 2007. The closing market price of Bowater stock as of November 8, 2005, was $28.35, well below the exercise price for substantially all the unvested grants. The decision to accelerate the vesting of these options was to reduce non-cash compensation expense that would have been recorded in the Corporation’s income statement in future periods upon the adoption of FASB’s Statement No. 123R (Share-Based Payment) in January 2006. The Company estimates that, as a result of this action and based on the options’ market value as of the date of grant, approximately $2.7 million of compensation expense will be eliminated in 2006 and a lesser amount of compensation expense will be eliminated in 2007.
Of the 1,172,750 total stock options for which vesting was accelerated, 547,500 are held by Executive Officers of the Company. Options held by non-employee directors were excluded from the vesting acceleration.
On January 28, 2003, Bowater granted 81,510 shares of restricted stock to certain officers under the 2002 stock option plan. The 81,510 shares of restricted stock were issued under the 2002 stock option plan. In accordance with APB No. 25, we recognized a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the grant. The expense measured under SFAS No. 123 did not differ from that under APB 25. The restricted stock awards vested over a two year period and were fully vested on January 28, 2005. The market value of the restricted shares granted on January 28, 2003 was approximately $3.3 million and was recorded in the first quarter of 2003, as “Unearned compensation,” which is a separate component of shareholders’ equity. We recorded compensation expense of approximately $0.1 million and $0.9 million, respectively, in 2005 and 2004, related to the amortization of unearned compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Information with respect to rights granted under the EPR Plan is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Rights	Exercise	Rights	Exercise	Rights	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding at beginning of year	2,268	$48	2,387	$47	2,141	$48
Granted during the year	—	—	—	—	257	41
Settled during the year	(6)	37	(45)	38	(5)	38
Canceled during the year	(89)	48	(74)	50	(6)	47

Outstanding at end of year	2,173	48	2,268	48	2,387	47

Exercisable at end of year	2,173	$48	2,142	$48	1,986	$48

Bowater-Halla Paper Co., Ltd. (“Halla”), our subsidiary located in South Korea, also has an EPR plan. The stock of Halla is not publicly traded. Therefore, the fair market value of the stock is determined annually by a third-party appraisal.
We record a liability for the Bowater and Halla EPRs during the vesting period and adjust this liability at each reporting period based on changes in the fair market value of the respective stocks. No liability amount was recorded at December 31, 2005 while $2.7 million was recorded at December 31, 2004. The charges (income) reflected in the Consolidated Statement of Operations pertaining to these rights and options were $(2.7) million, $(1.9) million, and $3.9 million for the years 2005, 2004 and 2003, respectively.
Note 20. Exchangeable Shares
In conjunction with the 1998 acquisition of Avenor, Bowater’s indirect wholly-owned subsidiary, Bowater Canada Inc. (“BCI”), issued 3,773,547 shares ($183.6 million) of no par value Exchangeable Shares. Since 1998, BCI has issued an additional 1,359,620 Exchangeable Shares ($66.2 million) upon the redemption of Avenor’s 7.50% Convertible Unsecured Subordinated Debentures and 5,505 Exchangeable Shares ($0.3 million) for conversions prior to the redemption. BCI issued an additional 856,237 Exchangeable Shares ($39.9 million) in connection with the 2001 acquisition of Alliance. The Exchangeable Shares are exchangeable at any time, at the option of the holder, on a one-for-one basis for shares of Bowater Common Stock. Through December 31, 2005, 4,554,940 Exchangeable Shares ($221.6 million) had been exchanged for the same number of Bowater common shares and 5,524 Exchangeable Shares ($0.3 million) have been cancelled. Holders of Exchangeable Shares have voting rights substantially equivalent to holders of Bowater Common Stock and are entitled to receive dividends equivalent, on a per-share basis, to dividends paid by Bowater on its Common Stock. At December 31, 2005, 1,434,445 Exchangeable Shares ($68.1 million) were outstanding.
Note 21. Treasury Stock
At December 31, 2005, Bowater held 11,605,074 shares of its Common Stock as treasury stock to pay for employee and director benefits and to fund its Dividend Reinvestment Plan. The shares are valued at their acquisition cost of $485.8 million. As of December 31, 2004, we held 11,608,385 shares at a cost of $485.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In May 1999, the Board of Directors authorized the repurchase of up to 5.5 million shares of Bowater’s Common Stock in the open market, subject to normal trading restrictions. We made no purchases under the program during 2005, 2004 or 2003. Since the beginning of the program, we purchased 3.1 million shares at a total cost of $155.5 million.
Note 22. Timberland Leases and Operating Leases
Bowater controls 0.1 million acres of timberlands under long-term leases expiring 2006 to 2058 for which aggregate lease payments were $0.4 million in 2005, $0.4 million in 2004 and $0.4 million in 2003. These lease costs are capitalized as part of timberlands and are charged against income at the time the timber is harvested.
In addition, we lease certain office premises, office equipment and transportation equipment under operating leases. Total rental expense for operating leases was $9.4 million in 2005, $5.1 million in 2004 and $8.9 million in 2003.
Bowater enters into various agreements including supply and cutting rights agreements and purchase commitments in the normal course of business. Our purchase obligations related to these various agreements are presented in the table below. In connection with the acquisition of Alliance, Bowater assumed various long-term supply contracts, the more significant including a fiber supply contract, at market prices, for its Coosa Operation and a steam supply contract at its Dolbeau Operation. The Coosa fiber supply contract expires in 2014 and has total commitments of approximately $98.0 million ($11.4 million in year 2006, $44.7 million in years 2007-2010 and $41.9 million thereafter). In addition, our Dolbeau Operation’s steam supply contract expires in 2023 and has total commitments of approximately $197.5 million ($9.8 million in year 2006, $41.3 million in years 2007-2010 and $146.4 million thereafter). In addition, we manage approximately 30 million acres of Crown-owned land in Canada on which we have cutting rights. We make payments to various Canadian provinces based on the amount of timber harvested.
At December 31, 2005, the future minimum rental payments under timberland leases and operating leases and commitments for purchase obligations are:

	Timberland	Operating	Purchase
(In millions)	Lease Payments	Leases, Net	Obligations

2006	$0.6	$5.7	$49.5
2007	0.6	5.3	42.2
2008	0.6	5.0	42.1
2009	0.6	4.8	42.0
2010	0.5	4.6	33.2
Thereafter	14.0	28.1	265.9

	$16.9	$53.5	$474.9

Note 23. Segment Information
Below is a description of the types of products and services from which each reportable segment derives its revenues:
Effective January 1, 2005, Bowater is organized into four divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Canadian Forest Products Division, and the Pulp Division. The fifth division that existed in 2004, the Forest Products Division, was merged into the Newsprint and Canadian Forest Products Divisions and the Thunder Bay mill was moved from the Newsprint Division to the Coated and Specialty Papers Division. Except for the Pulp Division, each division is responsible for the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate & Other Eliminations.” Therefore, the other three divisions are our reportable segments. Prior year results have been restated to facilitate comparisons to the 2005 presentation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.0 million acres of owned or leased timberland in the United States and the Canadian province of Nova Scotia on which we have cutting rights.
COATED AND SPECIALTY PAPERS DIVISION
The Coated and Specialty Papers Division operates a manufacturing site that produces coated and uncoated specialty papers and market pulp and two Nuway coating facilities, all located in the United States. This division also operates a manufacturing site in Canada which produces newsprint, specialty papers and market pulp. This division is responsible for the marketing and sales of the full spectrum of all coated and uncoated specialty papers manufactured by Bowater. The division also manages 8.4 million acres of crown-owned land in the Canadian province of Ontario on which we have cutting rights.
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
CANADIAN FOREST PRODUCTS DIVISION
The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The division manages 21.2 million acres of owned or leased timberland and approximately 0.4 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. The division also operates twelve sawmills, supplies wood to four paper mills and seven sawmills, and is responsible for the marketing and sales of its timber and lumber production.
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
The following tables summarize information about segment profit and loss and segment assets for the three years ended December 31, 2005, 2004 and 2003:

		Coated and	Canadian
		Specialty	Forest		Corporate/
	Newsprint	Papers	Products	Special	Other
2005 (In millions)	Division	Division	Division	Items	Eliminations	Total

Sales	$1,265.1	$1,146.0	$1,085.2	$—	$(12.5)	$3,483.8

Depreciation, amortization and cost of timber harvested	$133.1	$111.1	$79.6	$—	$5.6	$329.4

Segment income (loss)	$56.5	$(28.7)	$(1.0)	$65.8	$6.2	$98.8

Total assets	$2,035.9	$1,274.4	$1,369.0	$—	$473.1	$5,152.4

Capital expenditures	$93.7	$35.1	$35.3	$—	$3.3	$167.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Coated and	Canadian
		Specialty	Forest		Corporate/
	Newsprint	Papers	Products	Special	Other
2004 (In millions)	Division	Division	Division	Items	Eliminations	Total

Sales	$1,165.8	$1,052.8	$981.6	$—	$(9.9)	$3,190.3

Depreciation, amortization and cost of timber harvested	$129.4	$118.4	$79.1	$—	$8.3	$335.2

Segment income (loss)	$2.4	$(16.1)	$(18.2)	$6.9	$54.5	$29.5

Total assets	$2,056.6	$1,418.7	$1,382.4	$—	$592.3	$5,450.0

Capital expenditures	$36.6	$27.2	$18.0	$—	$2.3	$84.1

		Coated and	Canadian
		Specialty	Forest		Corporate/
	Newsprint	Papers	Products	Special	Other
2003 (In millions)	Division	Division	Division	Items	Eliminations	Total

Sales	$1,026.3	$903.8	$817.7	$—	$(26.7)	$2,721.1

Depreciation, amortization and cost of timber harvested	$138.3	$122.1	$74.7	$—	$3.9	$339.0

Segment income (loss)	$(52.2)	$(84.1)	$(60.3)	$124.0	$(28.3)	$(100.9)

Total assets	$2,082.6	$1,447.3	$1,391.3	$—	$694.6	$5,615.8

Capital expenditures	$19.1	$148.6	$45.4	$—	$3.2	$216.3

Special items consist of gain on sale of assets (see Note 5, “Net Gain on Sale of Assets”).
Sales to related parties were $326.3 million, $337.8 million and $330.4 million in 2005, 2004 and 2003, respectively. Amounts due from related parties were $26.4 million and $25.2 million at December 31, 2005 and 2004, respectively, and are included in “Accounts receivable, net” on the Consolidated Balance Sheet.

	Sales by Product
(In millions)	2005	2004	2003

Newsprint	$1,428.8	$1,340.8	$1,236.1
Coated and specialty papers	1,102.2	904.4	726.4
Market pulp	534.3	543.3	489.9
Lumber	385.1	370.2	236.9
Other	33.4	31.6	31.8

	$3,483.8	$3,190.3	$2,721.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Sales by Country (1)
(In millions)	2005	2004	2003

United States	$2,483.8	$2,310.7	$1,950.5
Foreign Countries
Canada	270.6	242.9	217.2
Korea	104.4	106.1	111.8
United Kingdom	77.5	65.9	77.9
Mexico	71.4	66.7	65.0
Italy	73.0	53.7	50.4
Brazil	31.5	32.4	19.2
Japan	11.6	19.7	19.4
Other countries (2)	360.0	292.2	209.7

	1,000.0	879.6	770.6

	$3,483.8	$3,190.3	$2,721.1

	Long-Lived Assets by Country (3)
(In millions)	2005	2004	2003

United States	$1,716.5	$1,853.9	$1,973.5
Canada	1,357.1	1,568.4	1,683.4
Korea	146.3	149.5	163.1

	$3,219.9	$3,571.8	$3,820.0

(1)	Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of Bowater’s 2005, 2004 or 2003 consolidated sales.

(2)	No country in this group exceeded 10% of consolidated sales.

(3)	Excludes goodwill, financial instruments and deferred tax assets.
Note 24. Quarterly Information (Unaudited)

Year ended December 31, 2005
(In millions, except per-share amounts)	First	Second	Third	Fourth	Year

Sales	$837.0	$897.5	$872.9	$876.4	$3,483.8
Operating income (loss)	36.8	40.8	45.0	(23.8) (1)	98.8
Income (loss) before cumulative effect of accounting changes	0.9	(3.6)	(16.0)	(101.4)	(120.1)
Net income (loss)	0.9	(3.6)	(16.0)	(101.9)	(120.6)
Basic income (loss) per common share:
Income (loss) before cumulative effect of accounting changes	0.02	(0.06)	(0.28)	(1.77)	(2.09)
Net income (loss)	0.02	(0.06)	(0.28)	(1.78)	(2.10)
Diluted income (loss) per common share:
Income (loss) before cumulative effect of accounting changes	0.02	(0.06)	(0.28)	(1.77)	(2.09)
Net income (loss)	0.02	(0.06)	(0.28)	(1.78)	(2.10)

Year ended December 31, 2004
(In millions, except per-share amounts)	First	Second	Third	Fourth		Year

Sales	$745.3	$788.0	$834.0	$823.0		$3,190.3
Operating income (loss)	(23.3)	19.7	40.7	(7.6	)(2)	29.5
Loss before cumulative effect of accounting changes	(32.5)	(1.3)	(18.1)	(35.2)		(87.1)
Net loss	(32.5)	(1.3)	(18.1)	(35.2)		(87.1)
Basic loss per common share:
Loss before cumulative effect of accounting changes	(0.57)	(0.02)	(0.32)	(0.61)		(1.52)
Net loss	(0.57)	(0.02)	(0.32)	(0.61)		(1.52)
Diluted loss per common share:
Loss before cumulative effect of accounting changes	(0.57)	(0.02)	(0.32)	(0.61)		(1.52)
Net loss	(0.57)	(0.02)	(0.32)	(0.61)		(1.52)

(1)	Includes severance charges of $13.3 million and asset impairment charges of $70.7 million.

(2)	Includes severance charges of $9.8 million.

Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting
Financial Statements
Management of Bowater Incorporated is responsible for the preparation of the financial information included in this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.
Assessment of Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Bowater Incorporated’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Bowater Incorporated;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures of Bowater Incorporated are being made only in accordance with the authorizations of management and directors of Bowater Incorporated; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Bowater Incorporated’s internal control over financial reporting as of December 31, 2005. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Bowater Incorporated’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2005, Bowater Incorporated’s internal control over financial reporting was effective.
KPMG LLP, the independent registered public accounting firm which audited and reported on the consolidated financial statements of Bowater Incorporated included in this Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting. This report appears on page 88 of this Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors of Bowater Incorporated:
We have audited management’s assessment, included in the section Assessment of Internal Control over Financial Reporting in the accompanying Management’s Report on Financial Statements and Assessment of Internal Control Over Financial Reporting, that Bowater Incorporated’s (the Company) internal control over financial reporting was effective as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bowater Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Bowater Incorporated’s internal control over financial reporting was effective as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Bowater Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bowater Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, capital accounts and cash flows for each of the years in the three-year period ended December 31, 2005. Our report dated March 6, 2006, expressed an unqualified opinion on those consolidated financial statements and refers to (i) the Company’s change in its method of accounting for conditional asset retirement obligations in 2005, (ii) the Company’s change in its method of accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in 2004, and (iii) the Company’s change in its method of accounting for variable interest entities and its method of accounting for asset retirement obligations in 2003.
/s/ KPMG LLP
Greenville, South Carolina
March 6, 2006

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Board of Directors of Bowater Incorporated:
We have audited the accompanying consolidated balance sheet of Bowater Incorporated and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, capital accounts and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowater Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for conditional asset retirement obligations in 2005. The Company changed its method of accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in 2004. The Company changed its method of accounting for variable interest entities and its method of accounting for asset retirement obligations in 2003.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bowater Incorporated’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Greenville, South Carolina
March 6, 2006

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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2005. Management’s report on internal control over financial reporting can be found on page 87 of this Annual Report on Form 10-K. Our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting. This report can be found on page 88 of this Annual Report on Form 10-K.
Changes in Internal Control
There was no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
Information regarding Bowater’s directors is incorporated by reference to the material under the headings “Election of Directors-Information on Nominees and Directors” and “Board and Committee Meetings” in our Proxy Statement with respect to the Annual Meeting of Shareholders scheduled to be held May 10, 2006, filed under Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).
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
Information regarding Bowater’s executive officers is provided under the caption “Executive Officers of the Registrant as of February 1, 2006” on pages 16 -17 of this Form 10-K.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning (1) any person or group known to Bowater to be the beneficial owner of more than 5% of its voting stock, (2) ownership of its equity securities by management and (3) information about its equity compensation plans is incorporated by reference to the material under the heading “Stock Ownership” in the Proxy Statement.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following are filed as a part of this Annual Report on Form 10-K:
(1)	The following are included at the indicated page of this Annual Report on Form 10-K:
(2)	The following financial statement schedule for the year ended December 31, 2005 is submitted:

Schedule II–Valuation and Qualifying Accounts F-1
All other financial statement schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes.
(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1	Arrangement Agreement dated as of April 1, 2001, by and between the Company and Alliance Forest Products Inc. (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2001, File No. 1-8712).

3.1	Restated Certificate of Incorporation of Bowater Incorporated, as amended (incorporated by reference to Exhibit 4.1 to Bowater Incorporated’s Registration Statement No. 333-018168).

3.2	Certificate of Designation of the special voting stock of Bowater Incorporated (incorporated by reference to Exhibit 4.11 to Amendment No. 1 to Bowater Incorporated’s Registration Statement No. 333-57839 (“Amendment No. 1 to the Registration Statement”)).

3.3	Bylaws of Bowater Incorporated amended as of July 27, 2005 (incorporated by reference to the 8-K dated July 27, 2005).

4.1	Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to Bowater Incorporated’s Registration Statement No. 2-93455).

4.2	See Exhibits 3.1, 3.2 and 3.3.

Exhibit No.	Description

4.3	Purchase Agreement dated June 16, 2003, by and between Bowater Incorporated and UBS Securities, LLC as Representative of the Several Initial Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 2003, File No. 1-8712 (the “June 2003
10-Q ”)).

4.4	Indenture dated June 19, 2003, by and between Bowater Incorporated, as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the June 2003 10-Q).

4.5	Indenture dated as of October 31, 2001 by and among Bowater Canada Finance Corporation (as Issuer), Bowater Incorporated (as Guarantor) and The Bank of New York (as Trustee). (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for period ending September 30, 2001, File No. 1-8712 (the “September 2001 10-Q”)).

†10.1	Employment Agreement, dated as of July 20, 1994, by and between Bowater Incorporated and Arnold M. Nemirow (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1994, File No. 1-8712).

†10.2	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and Arthur D. Fuller (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 1997, File No. 1-8712).

†10.2.1	Modification of Employment Agreement dated as of April 5, 2005, by and between Bowater Incorporated and Arthur D. Fuller (incorporated by reference to Exhibit 10.1 to Bowater Incorporated Quarterly Report on Form 10-Q for the period ending June 30, 2005).

†10.3	Employment Agreement, dated as of April 1, 1995, by and between Bowater Incorporated and E. Patrick Duffy (incorporated by reference to Exhibit 10.4 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 1995, File No. 1-8712).

†10.3.1	Modification of Employment Agreement and Cancellation of Change in Control Agreement dated as of May 31, 2004, by and between Bowater Incorporated and E. Patrick Duffy (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 2004, File No. 1-8712 (the “June 2004 10-Q”)).

†10.4	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and Richard K. Hamilton (incorporated by reference to Exhibit 10.16 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1997, File No. 1-8712 (the “1997 10-K”)).

†10.4.1	Modification of Employment Agreement, dated November 15, 2004, by and between Bowater Incorporated and Richard K. Hamilton (incorporated by reference to Exhibit 99.1 to Bowater Incorporated’s Form 8-K dated November 10, 2004).

†10.5	Employment Agreement, dated as of July 24, 1998, by and between Bowater Incorporated and David J. Steuart (incorporated by reference to Exhibit 10.5 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 1998 (the “September 1998 10-Q”)).

†10.6	Agreement, dated as of July 24, 1998, between David J. Steuart and Bowater Incorporated. (incorporated by reference to Exhibit 10.6 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 2000, File No. 1-8712 (the “2000 10-K”)).

†10.6.1	First Amendment to Agreement, dated as of July 24, 1998, between David J. Steuart and Bowater Incorporated. (incorporated by reference to Exhibit 10.8 to the September 2001 10-Q).

†10.7	Employment Agreement, dated as of November 1, 1998, by and between Bowater Incorporated and Jerry R. Gilmore (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 1999, File No. 1-8712 (the “March 1999 10-Q”)).

Exhibit No.	Description

†10.8	Employment Agreement, dated as of August 1, 1998, by and between Bowater Incorporated and William G. Harvey (incorporated by reference to Exhibit 10.3 to the September 1998 10-Q).

†10.9	Employment Agreement, dated as of October 21, 1996, by and between Bowater Incorporated and Steven G. Lanzl (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1996, File No. 1-8712 (the “1996 10-K”)).

†10.10	Employment Agreement, dated as of November 1, 1995, by and between Bowater Incorporated and David G. Maffucci (incorporated by reference to Exhibit 10.12 to the 1995 10-K).

†10.11	Employment Agreement, dated as of July 24, 1998, by and between Bowater Incorporated and R. Donald Newman (incorporated by reference to Exhibit 10.4 to the March 1999 10-Q).

†10.12	Bowater Incorporated 2002 Stock Option Plan, dated as of January 30, 2002 (incorporated by reference to Exhibit 10.14 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 2001, File No. 1-8712).

†10.12.1	First Amendment to the Bowater Incorporated 2002 Stock Option Plan dated September 16, 2002. (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 2002, File No. 1-8712).

†10.12.2	Form of Non-Qualified Stock Option Agreement for 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 2004, File No. 1-8712).

†10.13	Employment Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright (incorporated by reference to Exhibit 10.1 to the March 1999 10-Q).

†10.14	Form of Amended and Restated Change in Control Agreement, executed as of June 9, 2000, by and between Bowater Incorporated and each of E. Patrick Duffy, Arthur D. Fuller, Jerry R. Gilmore, Richard K. Hamilton, William G. Harvey, Steven G. Lanzl, David G. Maffucci, Arnold M. Nemirow, R. Donald Newman, Michael F. Nocito, David J. Steuart and James T. Wright (incorporated by reference to Exhibit 10.5 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 2000, File No. 1-8712 (the “September 2000 10-Q”)).

†10.15	Compensatory Benefits Plan of Bowater Incorporated, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.6 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 1999, File No. 1-8712 (the “June 1999 10-Q”)).

†10.16	Outside Director Elective Stock Option Plan, dated as of March 2, 2001. (incorporated by reference to Exhibit 10.6 to the 2000 10-K).

†10.17	Deferred Compensation Plan for Outside Directors of Bowater Incorporated, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.18.1 to the 1996 10-K).

†10.17.1	Amendment No. 1 dated November 1, 2001 to the Bowater Incorporated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2002, File No. 1-8712 (the “March 2002 10-Q”)).

†10.18	Retirement Plan for Outside Directors of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.7 to the June 1999 10-Q).

†10.18.1	First Amendment to the Bowater Incorporated Retirement Plan for Outside Directors, executed on September 13, 2000 (incorporated by reference to Exhibit 10.6 to the September 2000 10-Q).

Exhibit No.	Description

†10.18.2	Second Amendment dated as of November 6, 2001 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated February 26, 1999 (incorporated by reference to Exhibit 10.2 to the March 2002 10-Q).

†10.18.3	Fourth Amendment dated as of March 23, 2005 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated February 26, 1999 (incorporated by reference to Exhibit 10.2 of Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2005, File No. 1-8712 (the “March 2005 10-Q”)).

†10.19	Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.8 to the June 1999 10-Q).

†10.19.1	First Amendment to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2000, File No. 1-8712 (the “March 2000 10-Q”)).

†10.19.2	Second Amendment, effective as of November 6, 2001, to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999( incorporated by reference to Exhibit 10.21.2 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 2003, File No. 1-8712 (the “2003 10-K”)).

†10.19.3	Third Amendment, effective as of September 23, 2003, to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.21.3 to the 2003 10-K).

†10.20	Equity Participation Rights Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.9 to the June 1999 10-Q).

†10.20.1	First Amendment to Equity Participation Rights Plan of Bowater Incorporated, dated as of November 22, 1999 (incorporated by reference to Exhibit 10.32.1 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1999, File No. 1-8712 (the “1999 10-K”)).

†10.21	1988 Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Bowater Incorporated’s Proxy Statement for 1988, File No. 1-8712).

†10.21.1	Amendment to 1988 Stock Incentive Plan of Bowater Incorporated, dated as of August 23, 1989 (incorporated by reference to Exhibit 10.16A to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1989, File No. 1-8712 (the “1989 10-K”)).

†10.21.2	Second Amendment, effective April 15, 1998, to the 1988 Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.32.2 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1998, File No. 1-8712 (the “1998 10-K”)).

†10.21.3	Third Amendment, effective February 26, 1999, to the 1988 Stock Incentive Plan of Bowater Incorporated (incorporated by reference to Exhibit 10.10 to the June 1999 10-Q).

†10.22	Amended and Restated Benefit Plan Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 1998, File No. 1-8712 (the “June 1998 10-Q”)).

†10.22.1	First Amendment, effective February 26, 1999, to the Amended and Restated Benefit Plan Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.11 to the June 1999 10-Q).

†10.23	Amended and Restated Executive Severance Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.3 to the June 1998 10-Q).

Exhibit No.	Description

†10.23.1	First Amendment, effective February 26, 1999, to the Amended and Restated Executive Severance Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.12 to the June 1999 10-Q).

†10.24	Amended and Restated Outside Directors Benefit Plan Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.2 to the June 1998 10-Q).

†10.24.1	First Amendment, effective February 26, 1999, to the Amended and Restated Outside Directors Benefit Plan Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.13 to the June 1999 10-Q).

†10.25	Benefits Equalization Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.14 to the June 1999 10-Q).

†10.25.1	Amendment No. 1 dated December 12, 2001 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999 (incorporated by reference to Exhibit 10.1 to the March 2002 10-Q).

†10.25.2	Amendment No. 2 dated September 23, 2003 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999 (incorporated by reference to Exhibit 10.27.2 to the 2003 10-K).

†10.26	1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Bowater Incorporated Annual Report on Form 10-K for the period ending December 31, 1991, File No. 1-8712).

†10.26.1	First Amendment, effective April 15, 1998, to the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.37.1 to the 1998 10-K).

†10.26.2	Second Amendment, effective February 26, 1999, to the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the June 1999 10-Q).

†10.27	Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.31 to the 1996 10-K).

†10.27.1	First Amendment, effective April 15, 1998, to the Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.38.1 to the 1998 10-K).

†10.27.2	Second Amendment, effective February 26, 1999, to the Bowater Incorporated 1997 Stock Option Plan, as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.16 to the June 1999 10-Q).

†10.28	Bowater Incorporated 2000 Stock Option Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.40 to the 1999 10-K).

†10.29	Senior Executive Retirement Plan of Bowater Incorporated’s subsidiary, Bowater Canadian Forest Products Inc. (formerly Bowater Pulp and Paper Canada Inc., and formerly Avenor Inc.), effective as of November 28, 1997 (incorporated by reference to Exhibit 10.40 to the 1998 10-K).

†10.29.1	Form of Letter of Notification to Senior Managers of Alliance Forest Products, Inc. with respect to the harmonization of methodology to be used to qualify termination benefits payable under the Defined Benefits Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.31.1 to the 2003 10-K).

†10.30	Bowater Incorporated Annual Incentive Plan, as amended and restated effective as of January 1, 1999 (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 31, 2000, File No. 1-8712 (“the March 2000 10-Q”).

Exhibit No.	Description

†10.31	Bowater Incorporated 2000-2002 Long-Term Incentive Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending June 30, 2000, File No. 1-8712).

10.32	Licensing Agreement, dated as of December 30, 1976, as amended, between Bowater Incorporated and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to Bowater Incorporated’s Registration Statement No. 2-90172).

10.33	Trademark Agreement, dated May 8, 1984, between Bowater Incorporated and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to Bowater Incorporated’s Registration Statement No. 2-90172).

10.34	World-Wide Trademark Ownership, Use and Assignment Agreement, effective as of June 30, 1997, by and between Bowater Incorporated and Rexam plc (formerly Bowater plc) (incorporated by reference to Exhibit 10.40 to the 1997 10-K).

10.35	Support Agreement, dated as of July 24, 1998, between Bowater Incorporated, Bowater Canadian Holdings Incorporated and Bowater Canada Inc. (incorporated by reference to Annex G of the Joint Management Information Circular and Proxy Statement filed on June 18, 1998, on Schedule 14A for Bowater Incorporated, File No. 1-8712 (the “Schedule 14A”)).

10.36	Voting and Exchange Trust Agreement, dated as of July 24, 1998, between Bowater Incorporated, Bowater Canadian Holdings Incorporated, Bowater Canada Inc. and Montreal Trust Company of Canada (incorporated by reference to Annex F to the Schedule 14A).

10.37	Stock Purchase Agreement, dated as of May 18, 1999, by and between Inexcon Maine, Inc. and Bowater Incorporated (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Current Report on Form 8-K filed on September 1, 1999, File No. 1-8712 (the “September 1999 8-K”)).

10.37.1	Amendment No. 1, dated August 17, 1999, to the Stock Purchase Agreement, dated May 18, 1999, between Inexcon Maine, Inc. and Bowater Incorporated (incorporated by reference to Exhibit 2.1.1 to the September 1999 8-K).

†10.38	Employment Agreement dated as of September 24, 2001, by and between the Company and Pierre Monahan. (incorporated by reference to Exhibit 10.5 to the September 2001 10-Q).

†10.38.1	Letter of Amendment dated June 3, 2003 to Employment Agreement by and between the Company and Pierre Monahan (incorporated by reference to Exhibit 10.44.1 to the 2003 10-K).

†10.39	Change in Control Agreement dated as of September 24, 2001, by and between the Company and Pierre Monahan (incorporated by reference to Exhibit 10.6 to the September 2001 10-Q).

10.40	Loan Agreement dated December 19, 2002 among Bowater Funding Inc. (as Borrower), Bowater Incorporated (as Initial Servicer), Suntrust Capital Markets, Inc. and Wachovia Bank, National Association (as Co-Agents) and Suntrust Capital Markets, Inc. (as Administrative Agent) (incorporated by reference to Exhibit 10.49. to Bowater Incorporated’s Form 8-K dated December 7, 2005 (“December 7, 2005 8-K”).

10.40.1	Amendment No. 1, dated December 18, 2003 to Loan Agreement dated December 19, 2002 among Bowater Funding Inc. (as Borrower), Bowater Incorporated (as Initial Servicer), Suntrust Capital Markets, Inc. and Wachovia Bank, National Association (as Co-Agents) and Suntrust Capital Markets, Inc. (as Administrative Agent) (incorporated by reference to Exhibit 10.47.1 to the 2003 10-K).

10.41.2	Amendment No. 2, dated December 16, 2004 to Loan Agreement dated December 19, 2002 among Bowater Funding Inc. (as Borrower), Bowater Incorporated (as Initial Servicer), Suntrust Capital Markets, Inc. and Wachovia Bank, National Association (as Co-Agents) and Suntrust Capital Markets, Inc. (as Administrative Agent) (incorporated by reference to the 8-K dated December 21, 2004).

Exhibit No.	Description

10.42	Amended and Restated Receivables Sales Agreement dated December 1, 2005 among Bowater Incorporated and Bowater America Inc. (as Sellers) and Bowater Funding Inc. (as Buyer) (incorporated by reference to Exhibit 99.1 to Bowater Incorporated’s December 7, 2005 Form 8-K).

†10.43	Employment Agreement dated as of January 16, 2004, by and between Bowater Incorporated and Ronald T. Lindsay (incorporated by reference to Exhibit 10.49 to the 2003 10-K).

†10.44	Change in Control Agreement dated as of January 16, 2004, by and between Bowater Incorporated and Ronald T. Lindsay (incorporated by reference to Exhibit 10.50 to the 2003 10-K).

†10.45	Bowater Incorporated Mid-Term Incentive Plan, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.51 to the 2003 10-K).

†10.45.1	First Amendment to the Bowater Incorporated Mid-Term Incentive Plan, effective January 25, 2005 (incorporated by reference to Exhibit 10.2 to the June 2005 10-Q).

10.46	Credit Agreement dated April 22, 2004 between Bowater Incorporated and Bowater Canadian Forest Products Inc. (as Borrowers) and JPMorgan Chase Bank, The Bank of Nova Scotia and certain lenders (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Schedules to the Credit Agreement are not being filed) (incorporated by reference to Exhibit 10.1 of Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending March 30, 2004, File No. 1-8712).

10.46.1	Amendment No. 1 dated as of April 4, 2005, to Credit Agreement dated April 22, 2004 between Bowater Incorporated and Bowater Canadian Forest Products Inc. (as Borrowers) and JPMorgan Chase Bank, The Bank of Nova Scotia and certain lenders (incorporated by reference to Exhibit 10.3 to the March 2005 10-Q).

†10.47	2004 Non-Employee Director Stock Unit Plan, effective May 1, 2004 (incorporated by reference to Exhibit 10.2 to the June 2004 10-Q).

†10.48	Form of Employment Agreement dated as of July 1, 1993, by and between Bowater Incorporated and Michael F. Nocito (incorporated by reference to Exhibit 10.4 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 1993, File No. 1-8712).

†10.49	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and C. Randolph Ellington (incorporated by reference to Exhibit 10.48 to Bowater Incorporated’s Annual Report on Form 10-K for the period ending December 31, 2004, File No. 1-8712 (the “2004 10-K”)).

†10.50	Amended and Restated Change in Control Agreement, dated June 9, 2000, by and between Bowater Incorporated and C. Randolph Ellington (incorporated by reference to Exhibit 10.49 to the 2004 10-K).

†10.51	Amended and Restated Change in Control Agreement, dated June 9, 2000, by and between Bowater Incorporated and Roger A. Loney (incorporated by reference to Exhibit 10.50 to the 2004 10-K).

10.52	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and William C. Morris (incorporated by reference to Exhibit 10.51 to the 2004 10-K).

†10.53	Amended and Restated Change in Control Agreement, dated June 9, 2000, by and between Bowater Incorporated and William C. Morris (incorporated by reference to Exhibit 10.52 to the 2004 10-K).

†10.54	Employment Agreement, dated as of April 1, 1998, by and between Bowater Incorporated and Craig B. Stevens (incorporated by reference to Exhibit 10.53 to the 2004 10-K).

†10.55	Amended and Restated Change in Control Agreement, dated June 9, 2000, by and between Bowater Incorporated and Craig B. Stevens (incorporated by reference to Exhibit 10.54 to the 2004 10-K).

Exhibit No.	Description

†10.56	Amended and Restated Change in Control Agreement, dated June 9, 2000, by and between Bowater Incorporated and Colin R. Wolfe (incorporated by reference to Exhibit 10.55 to the 2004 10-K).

†10.57	Outside Directors’ Stock-Based Deferred Fee Plan, effective as of May 11, 2005 (incorporated by reference to Exhibit 10.1 to the March 2005 10-Q).

†10.58	Memorandum of Agreement between Bowater Canadian Forest Products Inc. and Bowater Maritimes Inc. and Bowater Mersey Paper Company Limited and the Communications, Energy and Paper Workers Union of Canada (CEP) dated June 24, 2005 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ending September 30, 2005, File No. 1-8712).

12.1*	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Independent Auditors.

31.1*	Certification of CEO Pursuant to Section 302.

31.2*	Certification of CFO Pursuant to Section 302.

32.1*	Certification of CEO Pursuant to Section 906.

32.2*	Certification of CFO Pursuant to Section 906.

*	Filed with this Form 10-K.

†	This is a management contract or compensatory plan or arrangement.
(b)	The above-referenced exhibits are being filed with this report.

(c)	None.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Bowater has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWATER INCORPORATED
Date: February 28, 2006	By:	/s/ Arnold M. Nemirow
Arnold M. Nemirow
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bowater and in the capacities indicated, as of February 28, 2006.

Signature	Title

/s/ Arnold M. Nemirow Arnold M. Nemirow	Director, Chairman, President and Chief Executive Officer

/s/ William G. Harvey Officer William G. Harvey	Senior Vice President and Chief Financial

/s/ Joseph B. Johnson Joseph B. Johnson	Vice President and Controller

/s/ Richard B. Evans Richard B. Evans	Director

/s/ Gordon D. Giffin Gordon D. Giffin	Director

/s/ Ruth R. Harkin Ruth R. Harkin	Director

/s/ L. Jacques Ménard L. Jacques Ménard	Director

/s/ Douglas A. Pertz Douglas A. Pertz	Director

/s/ John A. Rolls John A. Rolls	Director

/s/ Arthur R. Sawchuk Arthur R. Sawchuk	Director

/s/ Bruce W. Van Saun Bruce W. Van Saun	Director

/s/ Togo D. West Jr. Togo D. West, Jr.	Director

Bowater Incorporated
Schedule II–Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2004 and 2003

	Balance at	Charged to
	Beginning of	Cost and			Balance at
(In millions)	Year	Expenses	Additions	Deductions	End of Year

Year ended December 31, 2005
Allowance for doubtful accounts	$7.6	$1.4	$0.2	$(1.3)	$7.9

Year ended December 31, 2004
Allowance for doubtful accounts	$8.2	$3.2	$0.6	$(4.4)	$7.6

Year ended December 31, 2003
Allowance for doubtful accounts	$4.6	$4.5	$0.3	$(1.2)	$8.2

F-1