Form 10-Q
period 2006-03-31
BOWATER INC
filed 2006-05-10
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2006.

Class	Outstanding at May 1, 2006

Common Stock, $1.00 Par Value	55,925,192 Shares

BOWATER INCORPORATED
I N D E X

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in millions of US dollars except per-share amounts)

	Three Months Ended
	March 31,
	2006	2005

Sales	$893.2	$837.0
Cost of sales	680.2	607.6
Depreciation, amortization and cost of timber harvested	81.1	81.8
Distribution expenses	82.9	82.9
Selling and administrative expenses	38.0	38.9
Net gain on sale of assets	28.8	11.0

Operating income	39.8	36.8
Interest expense	49.4	50.2
Other income	(6.5)	(5.3)

Loss before income taxes, minority interest and cumulative effect of accounting change	(3.1)	(8.1)
Income tax provision (benefit)	13.1	(7.8)
Minority interest, net of taxes	—	(1.2)

Income (loss) before cumulative effect of accounting change	(16.2)	0.9
Cumulative effect of accounting change, net of taxes	(2.6)	—

Net income (loss)	$(18.8)	$0.9

Income (loss) per share:
Basic income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(0.28)	$0.02
Cumulative effect of accounting change, net of taxes	(0.05)	—

Net income (loss)	$(0.33)	$0.02

Diluted income (loss) per potential common share:
Income (loss) before cumulative effect of accounting change	$(0.28)	$0.02
Cumulative effect of accounting change, net of taxes	(0.05)	—

Net income (loss)	$(0.33)	$0.02

Average number of shares outstanding (in millions):
Basic	57.4	57.3
Diluted	57.4	57.4

Dividends declared per common share	$0.20	$0.20

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, in millions of US dollars except per-share amounts)

	March 31,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$22.6	$30.1
Accounts receivable, net	436.1	410.1
Inventories	376.0	365.8
Timberlands held for sale	136.4	123.1
Unrealized gain on hedged transactions	13.2	30.0
Other current assets	22.7	31.2

Total current assets	1,007.0	990.3

Timber and timberlands	76.9	85.4
Fixed assets, net	3,004.2	3,049.1
Goodwill	794.1	794.1
Other assets	228.1	233.5

Total assets	$5,110.3	$5,152.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15.2	$22.2
Short-term bank debt	48.0	55.0
Accounts payable and accrued liabilities	504.0	487.3
Dividends payable	11.2	11.2

Total current liabilities	578.4	575.7

Long-term debt	2,394.8	2,400.0
Pension, other postretirement benefits and other long-term liabilities	577.4	572.9
Deferred income taxes	326.1	329.4
Minority interest	58.9	58.9
Shareholders’ equity:
Common Stock, $1 par value. Authorized 100,000,000 shares; issued 67,528,383 and 67,529,294 shares at March 31, 2006 and December 31, 2005, respectively	67.5	67.5
Exchangeable Shares, no par value. Unlimited shares authorized; 1,434,445 outstanding at both March 31, 2006 and December 31, 2005	68.1	68.1
Additional paid-in capital	1,621.6	1,621.6
Retained earnings	69.8	100.1
Accumulated other comprehensive loss	(166.5)	(156.0)
Treasury stock at cost, 11,603,260 and 11,605,074 shares at March 31, 2006 and December 31, 2005, respectively	(485.8)	(485.8)

Total shareholders’ equity	1,174.7	1,215.5

Total liabilities and shareholders’ equity	$5,110.3	$5,152.4

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
(Unaudited, in millions of US dollars except per-share amounts)
FOR THE THREE MONTHS ENDED MARCH 31, 2006

					Accumulated
			Additional		Other		Total
	Common	Exchangeable	Paid In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Shares	Capital	Earnings	Loss	Stock	Equity

Balance at December 31, 2005	$67.5	$68.1	$1,621.6	$100.1	$(156.0)	$(485.8)	$1,215.5

Dividends on Common Stock ($0.20 per share)	—	—	—	(11.5)	—	—	(11.5)

Comprehensive loss:

Net loss	—	—	—	(18.8)	—	—	(18.8)
Minimum pension liability, net of tax ($0.1)	—	—	—	—	(0.1)	—	(0.1)

Change in unrealized gain on hedged transactions, net of tax ($6.4)	—	—	—	—	(10.4)	—	(10.4)

Total comprehensive loss							(29.3)

Balance at March 31, 2006	$67.5	$68.1	$1,621.6	$69.8	$(166.5)	$(485.8)	$1,174.7

FOR THE THREE MONTHS ENDED MARCH 31, 2005

						Accumulated
			Additional			Other	Total
	Common	Exchangeable	Paid In	Retained	Unearned	Comprehensive	Shareholders’
	Stock	Shares	Capital	Earnings	Compensation	Loss	Treasury Stock	Equity

Balance at December 31, 2004	$67.4	$69.7	$1,618.3	$266.5	$(0.1)	$(28.6)	$(485.9)	$1,507.3

Dividends on Common Stock ($0.20 per share)	—	—	—	(11.5)	—	—	—	(11.5)

Retraction of exchangeable shares (21,913 shares issued and exchangeable shares retracted)	—	(1.1)	1.1	—	—	—	—	—

Stock options exercised (69,000 shares)	0.1	—	1.8	—	—	—	—	1.9

Tax benefit on exercise of stock options	—	—	0.3	—	—	—	—	0.3

Amortization of unearned compensation	—	—	—	—	0.1	—	—	0.1

Restricted stock cancellation (10,203 shares)	—	—	(0.3)	—	—	—	—	(0.3)

Comprehensive loss:

Net income	—	—	—	0.9	—	—	—	0.9

Minimum pension liability, net of tax $0.1	—	—	—	—	—	0.3	—	0.3

Foreign currency translation	—	—	—	—	—	(0.6)	—	(0.6)

Change in unrealized gain on hedged transactions, net of tax ($15.8)	—	—	—	—	—	(25.8)	—	(25.8)

Total comprehensive loss								(25.2)

Balance at March 31, 2005	$67.5	$68.6	$1,621.2	$255.9	$—	$(54.7)	$(485.9)	$1,472.6

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in millions of US dollars except per-share amounts)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(18.8)	$0.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of taxes	2.6	—
Stock based compensation	(0.9)	—
Amortization of unearned compensation	—	0.1
Depreciation, amortization and cost of timber harvested	81.1	81.8
Deferred income taxes	4.6	(10.5)
Minority interest	—	(1.2)
Net gain on sale of assets	(28.8)	(11.0)
Changes in working capital:
Accounts receivable, net	(26.0)	(24.4)
Inventories	(11.6)	(25.6)
Income taxes receivable	—	7.3
Income taxes payable	7.3	—
Accounts payable and accrued liabilities	6.9	7.8
Other, net	5.6	(5.3)

Net cash provided by operating activities	22.0	19.9

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(37.5)	(25.1)
Dispositions of fixed assets, timber and timberlands	36.8	12.4

Net cash used for investing activities	(0.7)	(12.7)

Cash flows from financing activities:
Cash dividends, including minority interests	(11.5)	(11.4)
Short-term financing	201.7	225.0
Short-term financing repayments	(209.0)	(202.0)
Payments of long-term debt	(10.0)	(3.1)
Stock options exercised	—	1.9

Net cash from (used for) financing activities	(28.8)	10.4

Net increase (decrease) in cash and cash equivalents	(7.5)	17.6
Cash and cash equivalents:
Beginning of year	30.1	29.7

End of period	$22.6	$47.3

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $1.3 and $0.1	$26.0	$27.5
Income taxes	$1.6	$—

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bowater Incorporated and subsidiaries (“Bowater”). The consolidated balance sheet as of March 31, 2006, and the related statements of operations, capital accounts and cash flows for the periods ended March 31, 2006 and 2005 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2006 presentation. In the first quarter of 2006, the Company adjusted the amount of goodwill allocated to the timberlands held for sale. As a result, goodwill allocated to timberlands held for sale decreased by $12.7 million and goodwill increased by the same amount compared to the amounts previously reported in the Company’s 2005 consolidated financial statements and related notes. The reclassifications had no effect on total shareholders’ equity or net income (loss).

2.	Stock Based Compensation

Prior to January 2006, Bowater accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair value of the underlying stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Bowater adopted SFAS 123R effective January 1, 2006 and elected the modified prospective transition method. Therefore prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, using the modified prospective method, compensation expense is recognized for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense is recognized for all share-based awards granted on or after January 1, 2006 in accordance with the provisions of SFAS 123R.

The following table represents the pro forma effect on net loss and loss per share for the three months ended March 31, 2005, had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Disclosures for the period ending March 31, 2006 are not presented because the amounts are included in the consolidated statement of operations.

Three Months Ended
March 31,
(Unaudited, in millions, except per-share amounts)	2005

Net income as reported:	$0.9
Add: Stock-based compensation expense included in net income, net of related tax effects	—
Deduct: Stock-based compensation expense determined under fair value based methods, net of related tax effects	(1.5)

Pro forma net loss	$(0.6)

Income (loss) per share:
Basic, as reported	$0.02
Basic, pro forma	(0.01)
Diluted, as reported	$0.02
Diluted, pro forma	(0.01)

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
The fair value of each option granted in the three months ended March 31, 2005, was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions below.

Three Months
Ended
March 31,
2005

Assumptions:
Dividend yield	2.2%
Expected volatility	29.0%
Risk-free interest rate	4.0%
Expected option lives in years	7.2
Weighted average fair value of each option	$11.19

Stock Options
At March 31, 2006, Bowater had stock options outstanding under three stock-based compensation plans: the 1997 Stock Option Plan, the 2000 Stock Option Plan and the 2002 Stock Option Plan. All of these plans were approved by the Company’s shareholders. These plans authorized the grant of up to 5.4 million shares of our Common Stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. All options granted and outstanding were fully vested and exercisable at December 31, 2005. Options granted generally become exercisable over a period of two years; however, as discussed below, vesting was accelerated on grants in 2005 and 2004. Unless terminated earlier in accordance with their terms, all options expire 10 years from the date of grant.
On November 8, 2005, the Human Resources and Compensation Committee of the Board of Directors (the “Committee”) of the Company, pursuant to the authority granted to the Committee under the Company’s 1997, 2000 and 2002 stock option plans, approved the accelerated vesting to December 15, 2005, of all unvested stock options granted to employees on January 27, 2004, January 25, 2005, and May 10, 2005. The January 2004 stock option awards, one-half of which have already vested, were granted at an exercise price of $45.02. The remaining unvested half covering 419,000 shares would have vested on January 27, 2006. The January 2005 awards covering 738,750 shares were granted at an exercise price of $37.295. One-half would have vested on January 25, 2006, and one-half would have vested on January 25, 2007. Two small awards (15,000 total shares) were granted at an exercise price of $32.07 and would have vested one-half on May 10, 2006, and one-half on May 10, 2007. The closing market price of Bowater stock as of November 8, 2005 was $28.35, well below the exercise price for substantially all the unvested grants. The decision to accelerate the vesting of these options was to reduce non-cash compensation expense that would have been recorded in the Corporation’s income statement in future periods upon the adoption of SFAS 123R. The Company estimates that, as a result of this action and based on the options’ market value as of the date of grant, approximately $2.7 million of compensation expense will be eliminated in 2006 and a lesser amount of compensation expense will be eliminated in 2007.
As of January 1, 2006, all existing and outstanding options were fully vested. Additionally, there were no stock options issued during the first quarter of 2006. At March 31, 2006, all options are currently out-of-the-money.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
Information with respect to options granted under the stock option plans is as follows:

	Number Of Shares	Weighted Average	Aggregate
(Unaudited)	(000’s)	Exercise Price	Intrinsic Value

Outstanding at December 31, 2005	5,067	$44	$—
Granted during the period	—	—	—
Exercised during the period	—	—	—
Canceled during the period	(216)	36	—

Outstanding at March 31, 2006	4,851	$45	$—

Exercisable at March 31, 2006	4,851	$45	$—

(Unaudited)	Options Outstanding and Exercisable at March 31, 2006
			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares	Exercise	Contractual
Range of Exercise Prices	(000’s)	Price	Life (years)

$31 to $40	757	$37	8.8
$41 to $50	3,492	45	5.4
$51 to $60	602	52	4.8

	4,851	$45	5.8

Mid-Term Incentive Plan
In 2003, the Company implemented a Mid-Term Incentive Plan (“MTIP”). The MTIP has rolling three-year plan cycles. MTIP cycles currently outstanding include the 2004-2006 and the 2005-2007. Each MTIP cycle runs from January 1 to December 31. The MTIP is designed to link rewards of key executives to the performance of Bowater’s Common Stock and to encourage the generation of cash flow from operations. Awards may be paid in any form, including, without limitation, cash, stock, restricted stock, phantom stock, stock options, and stock appreciation rights at the discretion of the Committee.
Participants can earn up to 90% of base salary with the allocation between performance and discretionary awards. For all MTIP cycles outstanding the allocation is 50% based on performance and 50% discretionary. Payouts under the MTIP will be made only to the extent that Bowater generates cash from operations in excess of normal dividends paid during the plan cycle sufficient to fund the awards. The performance award formula computes a payout percentage based on the total shareholder return (“TSR”) of Bowater’s common stock (taking into account changes in price and dividends paid) compared to a peer group. If Bowater’s TSR equals the peer group’s average TSR, participants may receive a payout of 16.67% of base salary. This amount increases linearly to a maximum payout of 45% of base salary, if Bowater’s TSR equals or exceeds 90% of the highest TSR in the peer group. Payouts under the discretionary component of the plan (up to 50% of the maximum award) may be awarded at the end of the plan cycle.
As of December 31, 2005, the Company did not meet the performance criteria for the MTIP cycles outstanding and therefore, no liabilities were recorded.
The MTIP plans are classified as liability plans under SFAS 123R. In accordance with SFAS 123R, liability plans are remeasured at fair value at each reporting period and the related income or expense is included in the consolidated statement of operations. The fair value of each award is estimated each reporting period using a Monte Carlo Simulation approach in a risk-neutral framework and includes ranges of assumptions for stock price volatility, risk-free interest rates, and expected dividends. Expected volatility is based on an equal weighting of the

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
historical volatility of the Company’s stock and implied volatility from traded options on the Company’s stock and ranged from 27% to 32%. The risk-free rate of interest is based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected term of the MTIP and was approximately 5%. The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the grant date. The fair value at January 1, 2006 and March 31, 2006 was nominal.
Equity Participation Rights (“EPR”)
Bowater has an Equity Participation Rights (“EPR”) Plan that allows it to grant equity participation rights to its employees. These rights confer the right to receive cash based on the appreciation of Bowater’s Common Stock price, but no right to acquire stock ownership. The rights have a vesting period of two years and, unless terminated earlier in accordance with their terms, expire 10 years after the grant date. The base price is the fair market value of Bowater Common Stock on the day of grant. The rights may be redeemed only for cash, and the amount paid to the employee at the time of exercise is the difference between the base price and the average high/low of Bowater’s Common Stock on the day of settlement. Prior to January 1, 2006, Bowater accounted for EPRs using the intrinsic value method in accordance with APB No. 25. Under the intrinsic value method, a liability for the EPRs was recorded during the vesting period and adjusted at each reporting period based on changes in the fair market value of the respective stocks. At December 31, 2005, the EPRs base price was higher than Bowater’s common stock price on that date, therefore, no liabilities were recorded at December 31, 2005. There have been no grants of EPRs since January 2003.
The EPR plan is classified as a liability plan under SFAS 123R, as the EPRs are cash settled. Upon adoption of SFAS 123R on January 1, 2006, Bowater recognized a one-time cumulative effect of a change in accounting principle, net of tax, of $2.6 million, which represents the fair value of the EPR obligation at January 1, 2006 net of tax. In accordance with SFAS 123R, liability plans are remeasured at fair value at each reporting period and the income or expense included in the consolidated statement of operations. The amount recognized for the change in fair value of these EPRs in the consolidated statement of operations for the three months ended March 31, 2006 was income of $0.9 million and a tax expense of $0.3 million.
Information with respect to rights granted under the EPR Plan as of March 31, 2006 is as follows:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Rights	Exercise	Contractual	Intrinsic
(Unaudited)	(000’s)	Price	Term	Value

Outstanding at beginning of period	2,173	$48	4.40	$—
Granted during the period	—	—	—	—
Settled during the period	—	—	—	—
Canceled during the period	(82)	39	0.04	—

Outstanding at end of period	2,091	$48	4.20	$—

Exercisable at end of period	2,091	$48	4.20	$—

The fair value of each of Bowater’s EPRs was estimated using a Black-Scholes option pricing model that uses the assumptions noted in the table below. The expected life of the EPRs is based on a weighted average of the observed historical exercise patterns and the midpoint of the remaining term of the EPRs. Expected volatility is based on an equal weighting of the historical volatility of the Company’s stock (measured over a term approximating the expected life) and implied volatility from traded options on the Company’s stock having a life of more than six months. The risk-free rate of interest is based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected term of the EPR. The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the measurement date. These assumptions are evaluated and revised, as necessary, at each reporting date. There were no material changes made to the methodology used at March 31, 2006.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
The fair value of each EPR was estimated using the Black-Scholes option-pricing model with the following assumptions:

	March 31,	January 1,
(Unaudited)	2006	2006

Assumptions:
Dividend yield	2.70%	2.60%
Expected volatility	30.0-32.0%	30.0-33.0%
Weighted average expected volatility	30.3%	30.1%
Risk-free interest rate	4.60-4.80%	4.10-4.40%
Expected EPR life in years	0.80-3.30	0.04-3.60
Weighted average fair value of EPRs	$1.40	$1.70
Fair value range of each EPR grant	$0.50-3.60	$0.01-4.60

3. Inventories

	March 31,	December 31,
(Unaudited, in millions)	2006	2005

At lower of cost or market:
Raw materials	$94.5	$100.4
Work in process	29.3	30.5
Finished goods	147.5	131.8
Mill stores and other supplies	116.5	114.9

	387.8	377.6
Excess of current cost over LIFO inventory value	(11.8)	(11.8)

	$376.0	$365.8

4.	Other Income

“Other income” in the Consolidated Statement of Operations includes the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2006	2005

Foreign exchange gain	$(1.8)	$(1.5)
Interest income	(1.1)	(1.1)
Income from joint venture	(2.3)	(0.7)
Miscellaneous income	(1.3)	(2.0)

	$(6.5)	$(5.3)

5.	Timberlands Held for Sale

Bowater is currently marketing for sale approximately 153,000 acres of timberlands in the United States and approximately 381,000 acres of timberlands in Canada. We expect sales to be completed in 2006. The $136.4 million of timberlands held for sale on the Consolidated Balance Sheet includes the carrying value of the U.S. timberlands, all of the timberlands of one of our Canadian woodlands operations and approximately $12.6 million related to our Baker Brook sawmill, which was sold in April 2006. See Note 14 “Subsequent Events” for additional information. The Canadian woodlands operating unit includes approximately $25.2 million of goodwill. We expect the proceeds of the timberland sales to exceed the carrying value, plus the goodwill. Liabilities associated with the timberlands held for sale of approximately $23.6 million are included in accounts payable and accrued liabilities. Approximately $34.5 million and $101.9 million of the timberlands held for sale are included in the Newsprint Division and the Canadian Forest Products Division, respectively.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
6.	Accumulated Other Comprehensive Loss

The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet are as follows:

	March 31,	December 31,
(Unaudited, in millions)	2006	2005

Pension plan additional minimum liabilities (1) (2)	$(186.2)	$(186.1)
Foreign currency translation (3)	11.5	11.5
Unrealized gain on hedging transactions (4)	8.2	18.6

	$(166.5)	$(156.0)

(1)	Net of deferred tax benefit of $66.9 million and $66.8 million, respectively.

(2)	Net of minority interest.

(3)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(4)	Net of deferred tax expense of $5.0 million and $11.4 million, respectively.
7.	Income (Loss) Per Share

Basic and diluted income (loss) per share are based on net income (loss) and do not include any impact from “Other comprehensive loss.”

	Three months ended
	March 31,
(Unaudited, in millions, except per-share amounts)	2006	2005

Basic computation:
Basic income (loss) available to common shareholders	$(18.8)	$0.9

Basic weighted average shares outstanding	57.4	57.3

Basic income (loss) per common share	$(0.33)	$0.02

Diluted computation:
Diluted income (loss) available to common shareholders	$(18.8)	$0.9

Basic weighted average shares outstanding	57.4	57.3
Effect of dilutive securities:
Options	—	0.1

Diluted weighted average shares outstanding	57.4	57.4

Diluted income (loss) per potential common share	$(0.33)	$0.02

The dilutive effect of options outstanding is calculated using the treasury stock method. Options for approximately 4.9 million and 4.2 million shares outstanding at March 31, 2006, and 2005, respectively, were excluded in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
8.	Pension and Postretirement Expense

The components of net periodic benefit costs relating to Bowater’s pension and other postretirement plans are as follows for the three months ended March 31, 2006 and 2005:

Pension Plans:

	Three Months Ended
	March 31,
(Unaudited, in millions)	2006	2005

Components of net periodic benefit cost:
Service cost	$10.9	$9.2
Interest cost	29.2	28.7
Expected return on plan assets	(29.6)	(28.3)
Amortization of prior service cost	1.4	0.5
Curtailment	4.6	—
Recognized net actuarial loss	8.9	4.0

Net periodic benefit cost	$25.4	$14.1

     Other Postretirement Plans:

	Three Months Ended
	March 31,
(Unaudited, in millions)	2006	2005

Components of net periodic benefit cost:
Service cost	$1.0	$1.1
Interest cost	4.0	4.4
Amortization of prior service cost	(1.5)	(1.3)
Curtailment	(0.2)	—
Recognized net actuarial loss	2.0	2.1

Net periodic benefit cost	$5.3	$6.3

The curtailment included in net periodic benefit cost is due to the reduction of 260 employees related to the closure of the Thunder Bay “A” kraft pulp mill planned for the second quarter of 2006.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
9.	Income Taxes

The provision for income tax expense (benefit) attributable to loss before income taxes, minority interest and cumulative effect of accounting change differs from the amounts computed by applying the United States federal statutory income tax rate of 35% as a result of the following:

	Three Months Ended
	March 31,
(Unaudited, in millions)	2006	2005

Loss before income taxes, minority interest and cumulative effect of accounting change	$(3.1)	$(8.1)

Expected income tax benefit	(1.1)	(2.9)
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	13.5	—
Foreign exchange	3.0	(3.1)
State income taxes, net of federal income tax benefit	1.7	0.7
Foreign taxes	(0.7)	(2.3)
Medicare subsidy	(0.4)	(0.4)
Other, net	(2.9)	0.2

Income tax expense (benefit)	$13.1	$(7.8)

(1)	During the first quarter of 2006, income tax benefits of approximately $13.5 million generated on our current quarter Canadian operating losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits.
10.	Commitments and Contingencies

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

On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency (“EPA”) alleging four violations of the Clean Air Act (“CAA”) at our Calhoun mill. We have strong arguments that the Calhoun mill did not violate the CAA and will enter into discussions with the EPA in June 2006.

There have been no material developments to those legal proceedings described in our annual report on Form 10-K filed on March 13, 2006.

11.	Financial Instruments

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
The components of the cash flow hedges included in “Accumulated other comprehensive loss” for the three-months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
(Unaudited, in millions)	2006	2005

Gains reclassified on matured cash flow hedges	$(17.6)	$(34.6)
Unrealized (gains) losses for change in value on outstanding cash flow hedges	0.8	(7.0)

	(16.8)	(41.6)
Income tax benefit	6.4	15.8

Net decrease in “Accumulated other comprehensive loss”	$(10.4)	$(25.8)

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. The maximum time period we have hedged transactions is two years. However, the balance of our hedging contracts continues into the third quarter of 2006 and extends no further. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively. Hedge ineffectiveness associated with these Canadian dollar forward contracts was not material for the periods presented.
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

	Notional	Net Asset		Range Of
March 31, 2006	Amount of	Carrying	Fair	U.S.$/CDN$
(Unaudited, in millions of U.S. dollars)	Derivatives	Amount	Market Value	Exchange Rates

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2006	$75.0	$13.2	$13.2	.7499 -.7124

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions and no one financial institution has more than 27% of our derivative financial instruments. Therefore, the risk of counterparty nonperformance is considered to be remote.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
12.	Off-Balance Sheet Debt Guarantees

In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our Qualified Special Purpose Entities (QSPEs). Bowater guarantees approximately $8.6 million of the investor notes principal balance at March 31, 2006. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $40.7 million and obligations of approximately $34.7 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable.

13.	Segment Information

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

newsprint division

The Newsprint Division operates six manufacturing sites (including Ponderay Newsprint Company, an unconsolidated partnership) in the United States, Canada and South Korea. The principal product at these manufacturing sites is newsprint, but several of the sites also produce market and fluff pulp and uncoated specialty papers. This division has primary responsibility for the domestic and international marketing and sales of newsprint. The division also manages 0.9 million acres of owned or leased timberland in the United States and the Canadian province of Nova Scotia on which we have cutting rights.

coated and specialty papers division

The Coated and Specialty Papers Division operates a manufacturing site that produces coated papers and market pulp and two satellite coating facilities, all three located in the United States. This division also operates a manufacturing site in Canada, which produces newsprint, specialty papers and market pulp. This division has primary responsibility for the marketing and sales of the full spectrum of coated and uncoated specialty papers manufactured by Bowater. The division also manages 8.4 million acres of Crown-owned land in the Canadian province of Ontario on which we have cutting rights.

canadian forest products division

The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The division manages 0.2 million acres of owned or leased timberland and approximately 19.7 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. The division also operates ten sawmills, supplies wood to four paper mills and five sawmills, and is responsible for the marketing and sales of its timber and lumber production.

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
The following tables summarize information about segment profit and loss for the three month periods ended March 31, 2006 and 2005 and segment assets as of March 31, 2006 and 2005:

		Coated
		and	Canadian	Net Gain
Three Months Ended		Specialty	Forest	on Assets	Corporate/
March 31, 2006	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations	Total

Sales- external customers	$329.1	$282.6	$285.5	$—	$(4.0)	$893.2

Segment income (loss)	15.8	3.4	(5.4)	28.8	(2.8)	39.8

Total assets at 3/31/06	2,041.1	1,281.6	1,356.8	—	430.8	5,110.3

		Coated
		and	Canadian	Net Gain
Three Months Ended		Specialty	Forest	on Assets	Corporate/
March 31, 2005	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations	Total

Sales- external customers	$309.3	$275.5	$257.4	$—	$(5.2)	$837.0

Segment income	10.5	1.6	1.8	11.0	11.9	36.8

Total assets at 3/31/05	2,049.8	1,355.8	1,389.7	—	615.0	5,410.3

14.	Subsequent Event:

On April 21, 2006, Bowater completed the sale of the Baker Brook sawmill and approximately 225,000 acres of timberland in Canada for combined proceeds of approximately $70 million. We expect the proceeds to exceed the carrying value of the assets. The carrying value of the assets are classified as timberlands held for sale in the Consolidated Balance Sheet at March 31, 2006 (see Note 5).

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Organization
Bowater is organized into four divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Canadian Forest Products Division, and the Pulp Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate & Other Eliminations”. For further information regarding our segments, see Note 13 (Segment Information) of the Notes to the Consolidated Financial Statements included in this quarterly report.
Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data
Statements that are not reported financial results or other historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax and exchange rates. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those described under the caption “Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data” in Bowater’s annual report on Form 10-K for the year ended December 31, 2005, and from time to time, in Bowater’s other filings with the Securities and Exchange Commission. In addition, other risks could adversely affect us, as it is not possible for us to predict or assess all risks. We disclaim any obligation to publicly update or revise any forward-looking statements even if our situation changes in the future.
Information about industry or general economic conditions contained in this report are derived from third party sources (e.g., trade publications) that Bowater believes are widely accepted and accurate; however, Bowater has not independently verified this information and cannot provide assurances of its accuracy.
Accounting Policies and Estimates
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition on our unaudited Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in Bowater’s annual report on Form 10-K for the year ended December 31, 2005. Bowater’s critical accounting policies and estimates are described under the caption “Critical Accounting Policies and Estimates” in Item 7 of Bowater’s annual report on Form 10-K for the year ended December 31, 2005.
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
Overview of Financial Performance
During the first quarter of 2006, prices rose for our specialty papers, newsprint, pulp and lumber products, while shipments increased for specialty papers and lumber. Pricing for our coated paper was lower in the first quarter as

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
compared to the fourth quarter due to seasonally slow markets. Our sales in the first quarter of 2006 were $893.2 million, a 6.7% increase from the first quarter of 2005 and a 1.9% increase from the fourth quarter of 2005. Our costs during the first quarter of 2006 as compared to the first quarter of 2005, were higher by $72.6 million, primarily due to the stronger Canadian dollar ($39.3 million), which increased from an average rate of US$0.82 to US$0.87, and higher energy, maintenance, wood and pension costs. More information regarding changes in our manufacturing costs during the first quarter of 2006 is contained in the section entitled “Consolidated Results of Operations” on page 20.
Our net loss for the first quarter of 2006 was $18.8 million, as compared to net income of $0.9 million for the same period in 2005. Our cash flow from operating activities and asset sale proceeds were greater than our capital spending and dividends by $9.8 million, contributing to a debt reduction of $19.2 million, or net of cash, $11.7 million. In the first quarter of 2006, we spent approximately $38 million on capital projects. Our total debt to capitalization ratio, calculated in accordance with our revolving credit facility, increased slightly to 62.8%, primarily as a result of the impact of the current quarter loss on shareholders’ equity.
Outlook
Prices for our products have improved substantially over the past several years; however, these gains have been largely offset by increased costs primarily from the continuing strengthening of the Canadian dollar, including reduced benefits from our Canadian dollar hedging transactions, and higher energy, wood and pension costs. During the third quarter of 2005, we announced an $80 million cost reduction program. We expect to meet the annual run rate of $80 million by the end of 2006. The cost reduction program is centered on reducing our purchased energy requirements, achieving additional operational efficiencies, and lowering our selling, general and administrative expense. In addition, with the permanent shut of the “A” kraft pulp mill at our Thunder Bay mill scheduled for May 2006, we expect to see lower marginal wood and energy costs at this site.
According to third party providers of industry data, coated mechanical demand in North America declined 2.7% in the first quarter of 2006 compared to the same period in 2005. Imports declined in the period and the operating rate in North America averaged 88%. Despite a decline in the first quarter of 2006, industry statistics indicate that North American coated mechanical demand will increase over the next few years. North American demand for uncoated mechanical paper was unchanged, while demand for high gloss specialty paper decreased by 10.3% compared to the first quarter of 2005.
Newsprint consumption in North America declined in the first quarter of 2006 compared to the same period in 2005, reflecting continuing conservation measures taken by publishers, reduced North American newspaper circulation, lower advertising linage and substitution by other uncoated mechanical grades. We have been responding to the negative trend in North American consumption by continuing to enhance our product mix by converting newsprint production to those grades of publication papers with stronger growth characteristics and exporting more to the global market. Our announced $80 million investment to convert approximately 200,000 metric tons of annual newsprint production at our Calhoun mill to higher-margin specialty grades is in process and is expected to start up in the second quarter of 2006. The specialty grades to be produced on the machine will focus on the growing direct mail and related advertising markets. After the project is completed, we anticipate that the Calhoun site, which once produced 730,000 metric tons of newsprint annually, will produce 465,000 short tons of specialty grades and 300,000 metric tons of newsprint annually.
In 2005, we announced a strategic plan to convert a newsprint machine at our Thunder Bay Ontario mill into the production of coated paper grades. Implementation of this plan depends on an improvement in our profitability and the realization of meaningful debt reduction.
Global market pulp demand increased 4.4% due primarily to increased demand in China. Bowater’s pulp business provides operational and cost benefits to our newsprint and coated operations and is well positioned to serve domestic and international customers.
In the fall of 2005, we announced our intention to sell certain assets, primarily timberlands, that are expected to generate proceeds in excess of $300 million, mostly in 2006. During the first quarter of 2006, we generated cash proceeds of $36.8 million from the sale of a small sawmill, Dégelis, and approximately 24,300 acres of timberlands.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In April 2006, we sold our Baker Brook sawmill and approximately 225,000 acres in Canada for proceeds of approximately $70 million. We expect to significantly exceed the $300 million asset sale target. Proceeds from these asset sales will be directed to debt reduction.
We believe our operations continue to be positioned to deliver quality products and that capital reinvestment in the business can be held to appropriate levels. We expect to spend $220 million on capital projects in 2006, compared to projected depreciation expense of $320 million.
Consolidated Results of Operations

	Three Months Ended
	March 31,
(In millions)	2006	2005	Change

Sales	$893.2	$837.0	$56.2
Operating income	39.8	36.8	3.0

Significant items that increased (decreased) operating income:
Product pricing			$48.6
Distribution costs			0.7
Manufacturing costs			(65.0)
Selling and administrative expenses			0.9
Net gain on fixed assets and land sales			17.8

			$3.0

Three months ended March 31, 2006 versus March 31, 2005
Sales increased in the first quarter of 2006 as compared to the first quarter of 2005 due primarily to higher transaction prices for coated papers, specialty papers and newsprint and increased shipments of specialty papers and lumber, partially offset by lower transaction prices for pulp and lumber and lower shipments of coated papers, newsprint and pulp as further noted in the “Product Line Information” section.
Operating income increased in the first quarter of 2006 as compared to the first quarter of 2005. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows:
Product pricing for our coated papers, specialty papers and newsprint product groups was higher in the first quarter of 2006 as compared to the first quarter of 2005. Please refer to the discussion of “Product Line Information” for a more detailed analysis of product pricing and shipments.
Manufacturing costs were higher in the first quarter of 2006 as compared to the first quarter of 2005 resulting primarily from a stronger Canadian dollar ($39.3 million), higher labor and benefits costs ($8.5 million), higher energy costs ($7.7 million) and higher repair costs ($7.5 million). These cost increases were partially offset by lower wood costs ($3.2 million).
Net gain on fixed assets and land sales relates primarily to land sales and the disposition of fixed assets. The increase is due to higher land sales in the first quarter of 2006 compared to the first quarter of 2005. During the first quarter, we completed the sale of a small sawmill, Dégelis, and approximately 24,300 acres of timberlands.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Division/Segments and Product Line Information
     Bowater is organized by division. Bowater also provides product line disclosures for informational purposes to our analysts and investors. The divisions have operational responsibility over their group of operating assets. The divisions also have sales responsibilities that overlap several of the Company’s operating divisions/segments. The matrix below depicts the various products that are manufactured by each of the Company’s operating divisions/segments and corresponding sales dollars for the three months ended March 31, 2006, and depicts the division that is responsible for the sale of the product line for the entire company.

			Coated &		Canadian
(In			Specialty		Forest				Corporate
millions)	Newsprint		Papers		Products		Pulp		and Other
Product Line	Division		Division		Division		Division		Eliminations	Total

Coated	$—		$152.9	*	$—		$—		$—	$152.9
Specialties	52.6		3.5	*	75.0		—		(0.2)	130.9
Newsprint	224.4	*	41.5		107.8		—		(0.2)	373.5
Pulp	46.3		84.7		—		—	*	(1.6)	129.4
Lumber	—		—		96.5	*	—		—	96.5
Other	5.8		—		6.2		—		(2.0)	10.0

	$329.1		$282.6		$285.5		$—		$(4.0)	$893.2

*	Indicates division responsible for the sale of product line for the entire company
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
Coated Papers – Product Line

	Three Months Ended
	March 31,
	2006	2005

Sales (in millions)	$152.9	$143.9
Average prices (per short ton)	$795	$740
Shipments (thousands of short tons)	192.4	194.5
Downtime (thousands of short tons)	16.8	21.6
Inventory at end of period (thousands of short tons)	46.3	18.9

Three months ended March 31, 2006, versus March 31, 2005
Our average transaction price for coated paper was 7.4 % higher in the first quarter of 2006 compared to the first quarter of 2005 due to the realization of price increases in 2005, as well as the increase of higher value and ultra-light weight coated tons to our mix. Our coated papers shipments decreased 1.1% in the first quarter of 2006 as compared to the first quarter of 2005 as we adjusted coated paper shipments to seasonably soft market conditions in early 2006. Our coated paper inventories increased in the first quarter of 2006 compared to the first quarter of 2005 due primarily to increased

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
production levels and general market conditions. Downtime in the first quarter of 2006 was taken at our Nuway facilities as we continue to operate these facilities below their capacity primarily due to market and economic conditions.
Bowater is implementing a $50 per short ton price increase on its coated #3 products effective April 1, 2006.
Specialty Papers – Product Line

	Three Months Ended
	March 31,
	2006	2005

Sales (in millions)	$130.9	$107.6
Average prices (per short ton)	$655	$603
Shipments (thousands of short tons)	199.8	178.3
Downtime (thousands of short tons)	—	—
Inventory at end of period (thousands of short tons)	34.9	32.1

Three months ended March 31, 2006, versus March 31, 2005
Our average transaction price for specialty paper was 8.6% higher in the first quarter of 2006 compared to the first quarter of 2005 due primarily to the realization of price increases in 2006 and 2005. Our shipments of specialty papers increased 12.1% in the first quarter of 2006 compared to the first quarter of 2005 due to the increased demand by our customers for uncoated mechanical papers.
Bowater announced a $40 per short ton price increase on all 70 bright and below uncoated mechanical papers as well as SCB and SNC products effective March 1, 2006.
Bowater announced a $60 per short ton price increase on all uncoated mechanical 75 bright and higher products effective May 1, 2006.
Newsprint – Product Line

	Three Months Ended
	March 31,
	2006	2005

Sales (in millions)	$373.5	$339.9
Average prices (per metric ton)	$622	$558
Shipments (thousands of metric tons)	600.4	609.0
Downtime (thousands of metric tons)	42.1	41.4
Inventory at end of period (thousands of metric tons)	75.7	107.0

Three months ended March 31, 2006, versus March 31, 2005
Our average newsprint transaction price for all markets was 11.5% higher in the first quarter of 2006 compared to the first quarter of 2005. The increase reflects the realization of price increases in the North American and International markets. Newsprint shipments were 1.4% lower in the first quarter of 2006. Inventory decreased 29% during the first quarter of 2006 compared to the same period in 2005.
During the second quarter of 2006, we plan to take approximately 6,400 metric tons of downtime at our Calhoun facility due to the newsprint conversion project. We will continue to match production to orders.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Market Pulp – Product Line

	Three Months Ended
	March 31,
	2006	2005

Sales (in millions)	$129.4	$140.3
Average prices (per metric ton)	$523	$543
Shipments (thousands of metric tons)	247.4	258.4
Downtime (thousands of metric tons)	4.1	10.3
Inventory at end of period (thousands of metric tons)	86.3	54.6

Three months ended March 31, 2006, versus March 31, 2005
Our average transaction price for market pulp was 3.7% lower in the first quarter of 2006 compared to the first quarter of 2005. Shipments were lower during the first quarter of 2006 as a result of increased internal consumption and inventory increases associated with our decision to shut the Thunder Bay “A” kraft pulp mill during the second quarter of 2006. Market pulp inventory levels were raised to transition customers in light of the permanent closure of the “A” kraft pulp mill. In the first quarter, we took approximately 4,100 metric tons of maintenance downtime at our Catawba and Calhoun facilities. In the second quarter of 2006, our Thunder Bay and Coosa Pines mills will be down for scheduled annual maintenance and we expect to spend approximately $10 million for repairs.
We announced price increases in the North American market of $30 per metric ton for Northern Bleached Softwood Kraft and $20 per metric ton for Southern Bleached Softwood Kraft, both effective April 1, 2006.
Lumber – Product Line

	Three Months Ended
	March 31,
	2006	2005

Sales (in millions)	$96.5	$96.2
Average prices (per mbf)	$351	$372
Shipments (millions of mbf)	275.0	258.4
Downtime (millions of mbf)	57.9	48.3
Inventory at end of period (millions of mbf)	62.0	71.3

Three months ended March 31, 2006, versus March 31, 2005
Lumber prices decreased 5.6% in the first quarter of 2006 as compared to the first quarter of 2005 as a result of market volatility. Weak pricing conditions continue into the second quarter of 2006. Our lumber shipments increased 6.4 % in the first quarter of 2006 due primarily to the increased output at our Thunder Bay sawmill.
Lumber duties imposed by the U.S. Department of Commerce (DOC) became effective for lumber shipments from Canada to the U.S. beginning May 22, 2002. The DOC imposed antidumping duties (ADD) of 8.43% on all of Bowater’s Canadian softwood lumber imports and countervailing duties (CVD) of 18.79% on softwood lumber imported from all provinces except New Brunswick and Nova Scotia. Since May 22, 2002, Bowater has been posting cash deposits to cover the duties based upon the duty rates then in effect. These rates have been adjusted several times. On January 24, 2005, the ADD rate was amended to 3.78%. On February 24, 2005, the CVD rate was amended to 16.37%. Most recently, the ADD rate was changed to 2.11% and the CVD rate was changed to 8.7% on December 12, 2005. Lumber duties are included as a component of distribution costs on our consolidated statement of operations.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Canadian government has appealed the duties to the World Trade Organization (WTO) and the U.S. courts and under the terms of the North American Free Trade Agreement (NAFTA) and requested that the duties be refunded. The final amount of CVD and ADD that may be assessed on Canadian softwood lumber imports into the U.S. will depend upon negotiations among the governments involved in the dispute or upon determinations made by the NAFTA, WTO or other adjudicatory panels to which the duties may be appealed. In April 2006, representatives of the governments of the United States and Canada reached agreement in principle to resolve the dispute. This agreement has not been finalized and, therefore, we cannot fully assess its impact on Bowater. If the proposed agreement is ratified, Bowater would expect to recover duties between $85 and $90 million. Until the agreement is finalized, or the dispute is otherwise resolved, we will continue to pay the duties as required by the DOC. To date, we have paid CVD and ADD of approximately $105 million. Should these duty rates be eliminated or decreased, a portion or all of the $105 million could be reversed into operating income in future periods.
In 2005, the Province of Québec mandated that annual harvests of softwood timber on Crown-owned land will be reduced 20% below 2004 levels. The 20% reduction is required to be achieved, on average, for the three-year period beginning April 1, 2005, and ending March 31, 2008. These requirements did not have any material impact on our results of operations or financial condition during the first quarter of 2006 and are not expected to have a material impact for the balance of 2006.
Divisional Performance
Newsprint Division

	Three Months Ended March 31,
(In millions)	2006	2005	Change

Sales	$329.1	$309.3	$19.8
Segment income	15.8	10.5	5.3

Significant items that increased (decreased) segment income:
Product pricing			$30.6
Distribution costs			(1.2)
Manufacturing costs			(25.2)
Selling and administrative expenses			1.1

			$5.3

Three months ended March 31, 2006, versus March 31, 2005
Sales increased in the first quarter of 2006 as compared to the first quarter of 2005 primarily as a result of higher product pricing for newsprint ($23.1 million) and specialty papers ($6.1 million), and higher shipments of specialty papers ($6.8 million), partially offset by lower shipments of newsprint ($7.4 million) and pulp ($9.6 million). See the previous discussion of product line results.
Segment income increased in the first quarter of 2006 as compared to the first quarter of 2005 primarily as a result of the higher sales noted above. These sales improvements were offset by higher manufacturing costs. Manufacturing costs were higher primarily as a result of higher repairs and energy costs ($13.0 million), a stronger Canadian dollar ($3.6 million), lower volumes ($7.1 million), and higher labor costs ($2.6 million), partially offset by lower wood and fiber costs ($1.9 million).

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Coated and Specialty Papers Division

	Three Months Ended March 31,
(In millions)	2006	2005	Change

Sales	$282.6	$275.5	$7.1
Segment income (loss)	3.4	1.6	1.8

Significant items that increased (decreased) segment income:
Product pricing			$11.7
Distribution costs			(1.7)
Manufacturing costs			(8.5)
Selling and administrative expenses			0.3

			$1.8

Three months ended March 31, 2006, versus March 31, 2005
Sales increased in the first quarter of 2006 as compared to the first quarter of 2005 primarily as a result of increased product pricing in coated ($10.4 million) and newsprint ($6.0 million) and higher shipments of pulp ($2.4 million). These price and shipment increases were partially offset by lower, product pricing in pulp ($4.7 million) and lower shipments of newsprint ($4.7 million), coated papers ($1.4 million), and specialty papers ($0.9 million). See the previous discussion of product line results.
Segment income increased in the first quarter of 2006 as compared to the first quarter of 2005 primarily as a result of higher sales noted above. These improvements were partially offset by higher manufacturing costs including a stronger Canadian dollar ($6.3 million), higher labor and fringe benefit costs ($7.5 million), higher energy costs ($1.4 million), and higher woods costs, which were offset by stumpage rebates in Ontario. These increased manufacturing costs were partially offset by higher volumes ($6.5 million), lower depreciation costs ($1.9 million), and lower repair costs ($1.0 million).
Canadian Forest Products Division

	Three Months Ended March 31,
(In millions)	2006	2005	Change

Sales	$285.5	$257.4	$28.1
Segment income (loss)	(5.4)	1.8	(7.2)

Significant items that increased (decreased) segment income:
Product pricing			$6.3
Distribution costs			3.7
Manufacturing costs			(17.1)
Selling and administrative expenses			(0.1)

			$(7.2)

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Three months ended March 31, 2006, versus March 31, 2005
Sales increased in the first quarter of 2006 as compared to the first quarter of 2005 as a result of higher product pricing for newsprint ($9.2 million), and specialty papers ($5.3 million), and higher shipments of newsprint ($7.2 million), specialty papers ($6.0 million), and lumber ($8.6 million), partially offset by lower lumber pricing ($8.3 million). See the previous discussion of product line results.
Segment income decreased in the first quarter of 2006 as compared to the first quarter of 2005 primarily as a result of higher manufacturing costs, partially offset by the increased sales as noted above, and lower distribution costs. Distribution costs were lower due primarily to lower CVD and ADD rates on lumber shipments from Canada to the U.S. The higher manufacturing costs were due primarily to a stronger Canadian dollar ($12.5 million) and higher costs for energy and chemicals ($2.5 million) and labor costs ($4.6 million), partially offset by improved volumes ($1.7 million) and lower wood costs ($1.9 million), due primarily to stumpage rebates in Ontario.
Net Gain on Fixed Assets and Land Sales and Corporate & Other Eliminations
Net gain on fixed assets and land sales and corporate and other eliminations are included in order to reconcile division sales and segment income (loss) to our total sales and operating income on our Consolidated Statement of Operations.

	Three Months Ended March 31,
(In millions)	2006	2005	Change

Net gain on sale of assets	$28.8	$11.0	$17.8
Corporate & other eliminations:

Sales	$(4.0)	$(5.2)	$1.2

Segment income (loss)	(2.8)	11.9	(14.7)

Net gain on fixed assets and land sales: During the three months ended March 31, 2006, Bowater recorded a net pre-tax gain of $28.8 million, related primarily to the sale of land and fixed assets. During the first quarter of 2006, we completed the sale of a small sawmill, Dégelis, and approximately 24,300 acres of timberlands. During the three months ended March 31, 2005, Bowater recorded a net pre-tax gain of $11.0 million, related to the sale of land and fixed assets. The increase over the same period in 2005 is primarily due to higher land sales.
Corporate & other eliminations: The elimination of inter-segment sales decreased $1.2 million during the three months ended March 31, 2006. Corporate income decreased $14.7 million during the three months ended March 31, 2006. The decrease in segment income during the first quarter is due primarily to lower gains on foreign currency hedges.
Interest and Other Income and Expenses
Interest expense decreased $0.8 million from $50.2 million for the first quarter of 2005 to $49.4 million for the first quarter of 2006. This decrease is primarily attributable to lower average debt balances, partially offset by higher interest rates, during the 2006 period.
Other income increased $1.2 million, from $5.3 million during the first quarter of 2005 to $6.5 million during the first quarter of 2006. The increase is primarily the result of an increase in income from joint ventures during 2006.
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

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
During 2005, based on continued operating losses for our Canadian operations and current evaluation of available tax planning strategies, it was determined in accordance with Statement of Financial Accounting Standard No. 109 that we would record a tax charge to establish a valuation allowance against our remaining net Canadian deferred tax assets, which were primarily for loss carryforwards and tax credits in Canada. Due to operating losses generated at our Canadian operations during the first quarter of 2006, income tax benefits of $13.5 million, or $0.24 per diluted share, were entirely offset by tax charges to increase the tax valuation allowance. During the first quarter of 2005, no valuation allowances were recorded related to income tax benefits generated during this period. Additionally, any income tax benefit recorded on operating losses generated at our Canadian operations for the balance of 2006 will likely be offset by establishing a 100% valuation allowance (tax charge) during 2006. To the extent we establish valuation allowances in future periods, this would have the impact of negatively impacting our overall effective income tax rate in those periods. To the extent that these Canadian operations losses lessen or become profitable, the impact of this valuation allowance would also lessen or reverse and positively impact our effective tax rate in those periods.
Bowater’s effective tax rate for the first quarter of 2006 was (422.6) % as compared to 96.3 % during the same period last year. The effective tax rate for the first quarter of 2006 was primarily impacted by the $13.5 million tax charge as described above and the tax treatment on foreign currency gains and losses. The income tax rate for the first quarter of 2005 was primarily impacted by the tax treatment on foreign currency gains and losses.
Liquidity and Capital Resources
The primary components of our cash flows are as follows:

	Three Months
	Ended March 31,
(In millions)	2006	2005

Increase (decrease) in cash and cash equivalents	$(7.5)	$17.6

Cash from (used for) operations	22.0	19.9

Net income (loss)	(18.8)	0.9

Adjustments to net (income) loss:
Depreciation	81.1	81.8
Deferred income taxes	4.6	(10.5)
Net gain on land sales	(28.8)	(11.0)

Working capital:
Accounts receivable, net	(26.0)	(24.4)
Inventories	(11.6)	(25.6)
Income taxes receivable	—	7.3
Income taxes payable	7.3	—
Accounts payable and accrued liabilities	6.9	7.8

Total working capital changes	(23.4)	(34.9)

Cash from (used for) investing activities	(0.7)	(12.7)
Cash invested in fixed assets, timber and timberlands	(37.5)	(25.1)
Disposition of fixed assets, timberlands and note monetizations	36.8	12.4

Cash from (used for) financing activities	(28.8)	10.4
Short-term financing, net	(7.3)	23.0
Long-term financing, net	(10.0)	(3.1)
Dividends	(11.5)	(11.4)

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cash From Operations
During the first three months of 2006 and 2005, Bowater had a net loss of $18.8 million and net income of $0.9 million, respectively. Cash provided by operating activities totaled $22.0 million in the first three months of 2006 compared to $19.9 million during the same period of 2005. Cash generated from operations increased $2.1 million for the first three months of 2006 as compared to the same period in 2005, due primarily to increased operating income. The increased operating income in the first three months of 2006 was primarily the result of higher product pricing partially offset by higher manufacturing costs (see discussion of manufacturing costs, distribution costs and product pricing in the “Product Line Information” and “Divisional Performance” sections of our “Management’s Discussion and Analysis”). Deferred income tax benefits were lower during 2006 due primarily to losses in Canada on which income tax benefits were offset by income tax charges as a result of a tax valuation allowances recorded.
Working capital in the first three months of 2006 was negatively impacted by an increase in accounts receivable, which resulted primarily from higher pricing, and higher inventory levels. These working capital changes were partially offset by an increase in accounts payable and accrued liabilities due to the timing of payments. Working capital in 2005 was negatively impacted by an increase in accounts receivable, which resulted primarily from higher pricing and higher inventory levels to support increased export shipments. These working capital changes were partially offset by an increase in accounts payable and accrued liabilities primarily due to the timing of payments.
Cash Used for Investing Activities
Cash used for investing activities totaled $0.7 million and $12.7 million for the first three months of 2006 and 2005, respectively. The decrease in cash used for investing activities during the first three months of 2006 is due primarily to increased capital expenditures, partially offset by increased proceeds from land and asset sales. For the first three months of 2006, capital expenditures have been primarily for compliance and maintenance requirements and return-based projects. We expect to spend $220 million on capital projects in 2006, compared to projected depreciation expense of $320 million.
Cash Used for Financing Activities
Cash used for financing activities totaled $28.8 million for the first three months of 2006 compared to cash generated of $10.4 million for the first three months of 2005. Bowater paid cash dividends of $11.5 million, had net payments of $7.3 million on its short-term borrowings and net payments of $10.0 million on its long term debt during the first three months of 2006.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Credit Arrangements:
As of March 31, 2006, Bowater had available borrowings on our short-term bank debt — credit facilities as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
Short-Term Bank Debt	Commitment	Outstanding	Available (1)	Date	Rate
	(in millions, except for dates and interest rates)
Revolving credit facility (2)	$435.0	$6.0	$394.8	04/07	9.3%
364-day Accounts Receivable Securitization Arrangement (3)	200.0	42.0	63.7	12/06	4.8%

	$635.0	$48.0	$458.5

(1)	The commitment available under the revolving credit facility is subject to covenant restrictions as described below and is reduced by outstanding letters of credit of $34.2 million. The commitment available under the 364-day accounts receivables securitization arrangement is reduced by outstanding letters of credit of $61.4 million.

(2)	Borrowings under the revolving credit facility incur interest based, at our option, on specified market interest rates plus a margin tied to the credit rating of our long-term debt.

(3)	The amount that can be borrowed at any time under our 364-day accounts receivables securitization arrangement depends on the amount and nature of the accounts receivable. The interest rate is based on commercial paper issued by the lenders plus a margin.
Our revolving credit facility contains three financial covenants which require us to maintain:
i.	a minimum consolidated net worth (generally defined as common shareholders’ equity, plus any outstanding preferred stock plus minimum pension liability amounts) of $1.3 billion. If Bowater generates net income, the minimum net worth requirement increases by half of Bowater’s consolidated net income for each fiscal quarter (excluding gains from cash flow hedges in place as of December 31, 2004);

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
At March 31, 2006, we were in compliance with our financial covenants. Our consolidated net worth was approximately $1,360.9 million, our ratio of total debt to total capital was 62.8% and our annual EBITDA was $534.4 million, all as calculated in accordance with our credit facility’s guidelines.
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

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Quarters Ended
					Rolling 4
(Unaudited, in millions)	6/30/2005	9/30/2005	12/31/2005	3/31/2006	Qtrs

Net income (loss)	$(3.6)	$(16.0)	$(101.9)	$(18.8)	$(140.3)
Provision for income tax expense (benefit)	(5.6)	14.5	38.2	13.1	60.2
Depreciation, amortization and cost of timber harvested	81.6	82.5	83.5	81.1	328.7
Interest expense, net of capitalized interest	49.3	50.0	49.8	49.4	198.5
Interest income	(1.1)	(1.0)	(1.6)	(1.1)	(4.8)

EBITDA	$120.6	$130.0	$68.0	$123.7	$442.3
Adjustments:
Severance	—	—	13.3	4.4	17.7
Cumulative effect of accounting changes, net of taxes	—	—	0.5	2.6	3.1
Minority interest in net income (loss) of subsidiaries	0.5	(1.6)	(7.5)	—	(8.6)
Foreign exchange (gain) loss	3.3	1.8	(0.5)	(1.8)	2.8
Asset impairment	11.9	—	70.7	—	82.6
Income from joint venture	(1.1)	(1.3)	(0.8)	(2.3)	(5.5)

	14.6	(1.1)	75.7	2.9	92.1

EBITDA, as calculated according to our credit facility’s guidelines	$135.2	$128.9	$143.7	$126.6	$534.4

A reconciliation of the GAAP items to the calculation of total debt as a percentage of total capitalization, in accordance with our credit facility, is as follows:

(In millions, except ratios)	March 31, 2006

Total debt	$2,458.0
Less: Revaluation of debt	(65.1)

Total debt, per credit facilities	$2,392.9

Capitalization:
Total shareholders’ equity	$1,174.7
Total debt	2,458.0
Minority interest	58.9
Less: Revaluation of debt	(65.1)
Plus: Additional minimum pension liability, net of tax	186.2

Total capitalization, per credit facilities	$3,812.7

Total debt as a percentage of total capitalization in accordance with our credit facility	62.8%

Total debt as a percentage of total capitalization, in accordance with GAAP	66.5%

We believe we are in compliance with all of our covenants and other requirements set forth in our credit facilities.
We believe that cash generated from operations and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations and capital expenditures for the next 12 months. In addition, we periodically review timberland holdings and sell timberlands. See our “Outlook” section on page 19 of this report for a description of our intention to sell certain North American timberland assets.
Employees
As of March 31, 2006, Bowater employed 7,800 people, of whom 5,400 were represented by bargaining units. Labor agreements covering approximately 1,840 employees in the United States paper mills expire in 2006, 2007 and 2008.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
These employees are represented by the United Steelworkers union. A new four-year labor agreement covering approximately 225 employees at our Thunder Bay woodlands operation was ratified on January 22, 2006.
During 2005, labor agreements covering approximately 15 employees at three woodlands operations expired. In April 2005, a labor agreement covering approximately 200 employees at our Donnacona facility expired. In April 2006, a labor agreement covering approximately 730 employees at our Catawba facility expired. Although these labor agreements have expired, we consider relations with our employees to be good. Discussions between Bowater and the unions have begun and we can provide no assurance regarding the outcomes or the timing of these negotiations or their effect on our operations. Approximately 290 employees at our Mokpo and Saint-Félicien facilities are covered by bargaining unit contracts that will expire during the remainder of 2006.
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
We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. At March 31, 2006, we had $75.0 million of Canadian dollar contracts outstanding; however, we have not entered into any new hedging agreements since the fourth quarter of 2004. Under the exchange rates, hedging levels and operating conditions that existed during the three months ended March 31, 2006, for every one-cent change in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for the three months ended March 31, 2006 would have been impacted by approximately $3.4 million, or approximately $15.2 million for the full year 2006. For a description of our hedging activities, see Note 11 of the Notes to Consolidated Financial Statements included in this quarterly report.
Canadian Dollar Hedging Program
At March 31, 2006, we had approximately $13.2 million of unrealized gains recorded on our Canadian dollar hedging program compared to approximately $30.0 million of unrealized gains at December 31, 2005. This decrease resulted primarily from the expiration of hedging contracts during 2006, as noted above. The balance of our hedging contracts continues into the third quarter of 2006 and extends no further. These unrealized gains are classified in “Unrealized gain on hedged transactions” or “Other assets” in our Consolidated Balance Sheet depending on the maturity date of the hedging contract.
Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board, (“FASB“) issued Statement on Financial Accounting Standard No. 156 — “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 is effective for Bowater on January 1, 2007. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. Bowater has not yet completed its evaluation of the impact of adopting SFAS 156 on its results of operations or financial position.
In February, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), an amendment of FAS 140 and FAS 133. SFAS 155 permits Bowater to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irrevocable. SFAS 155 will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after January 1, 2007. Bowater has not yet completed its evaluation of the impact of adopting SFAS 155 on its results of operations or financial position.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In June 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for Bowater for accounting changes made after January 1, 2006; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We adopted SFAS 154 in the first quarter of 2006 and it did not have any effect on our consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the S.E.C. announced a delay in the effective date of SFAS 123R. Therefore, the accounting provisions of SFAS 123R are effective for Bowater on January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We adopted SFAS 123R in the first quarter of 2006 and recognized a one-time cumulative effect adjustment charge of $2.6 million during the first quarter of 2006.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for Bowater on January 1, 2006, and we adopted this standard during the first quarter of 2006. The adoption of SFAS 151 did not have a material impact on our financial position or results of operations during the first quarter of 2006.

BOWATER INCORPORATED AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We have provided current disclosure concerning our Canadian dollar forward contracts, which is included in Note 11 to the Notes to Consolidated Financial Statements included in this quarterly report. For information about the effect of Canadian-U.S. dollar exchange rate fluctuations on our manufacturing costs and Canadian dollar denominated liabilities, see the section entitled “Canadian-U.S. Dollar Exchange Rate Fluctuation Effect on Earnings.”
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank and long-term debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain a mix of fixed rate and variable rate borrowings. At March 31, 2006, we had $2.1 billion of fixed rate long-term debt and $347 million of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our short and long-term variable rate debt at March 31, 2006, of $332 million, a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $0.8 million.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
(b) Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BOWATER INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
a.	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.
b.	On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency (“EPA”) alleging four violations of the Clean Air Act (“CAA”) at our Calhoun mill. We have strong arguments that the Calhoun mill did not violate the CAA and will enter into discussions with the EPA in June 2006.
c.	There have been no material developments to those legal proceedings described in our annual report on Form 10-K filed on March 13, 2006.
Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1	Employment Agreement, dated April 4, 2006, by and between Bowater Incorporated and David J. Paterson.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BOWATER INCORPORATED AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED
By /s/ William G. Harvey
William G. Harvey
Senior Vice President and Chief Financial Officer

By /s/ Joseph B. Johnson
Joseph B. Johnson
Vice President and Controller

Dated: May 8, 2006

BOWATER INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement, dated April 4, 2006, by and between Bowater Incorporated and David J. Paterson.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.