Form 10-Q
period 2006-06-30
BOWATER INC
filed 2006-08-04
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2006.

Class	Outstanding at August 1, 2006

Common Stock, $1.00 Par Value	55,926,032 Shares

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in millions of US dollars except per-share amounts)
BOWATER INCORPORATED
INDEX

		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Statement of Operations for the Three and Six Months Ended June 30,
	2006 and 2005	3

	Consolidated Balance Sheet at June 30, 2006 and December 31, 2005	4

	Consolidated Statement of Capital Accounts for the Six Months Ended June 30, 2006
	and 2005	5

	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2006 and 2005	6

	Notes to Consolidated Financial Statements	7 – 22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23 – 39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39 – 40

Item 4.	Controls and Procedures	40

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A. Risk Factors		41 – 45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 6.	Exhibits	46

SIGNATURES		47

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in millions of US dollars except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales	$899.4	$897.5	$1,792.6	$1,734.5
Cost of sales, excluding depreciation, amortization and cost of timber harvested	697.7	642.5	1,377.9	1,250.1
Depreciation, amortization and cost of timber harvested	81.2	81.6	162.3	163.4
Distribution costs	83.5	89.4	166.4	172.3
Selling and administrative expense	41.3	41.1	79.3	80.0
Impairment of assets	—	11.9	—	11.9
Net gain on sale of assets	71.7	9.8	100.5	20.8

Operating income	67.4	40.8	107.2	77.6
Interest expense	49.3	49.3	98.7	99.5
Other expense (income), net	1.7	0.2	(4.8)	(5.1)

Income (loss) before income taxes, minority interests, and cumulative effect of accounting change	16.4	(8.7)	13.3	(16.8)

Income tax provision (benefit)	26.3	(5.6)	39.4	(13.4)
Minority interests, net of tax	0.7	0.5	0.7	(0.7)

Loss before cumulative effect of accounting change	(10.6)	(3.6)	(26.8)	(2.7)

Cumulative effect of accounting change, net of tax	—	—	(2.6)	—

Net loss	$(10.6)	$(3.6)	$(29.4)	$(2.7)

Loss per share:
Basic loss per common share:
Loss before cumulative effect of accounting change	$(0.18)	$(0.06)	$(0.46)	$(0.05)
Cumulative effect of accounting change, net of tax	—	—	(0.05)	—

Net loss	$(0.18)	$(0.06)	$(0.51)	$(0.05)

Diluted loss per common share:
Loss before cumulative effect of accounting change	$(0.18)	$(0.06)	$(0.46)	$(0.05)
Cumulative effect of accounting change, net of tax	—	—	(0.05)	—

Net loss	$(0.18)	$(0.06)	$(0.51)	$(0.05)

Average number of shares outstanding (in millions):
Basic and diluted	57.4	57.4	57.4	57.3

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, in millions of US dollars except per-share amounts)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$113.6	$30.1
Accounts receivable, net	427.2	410.1
Inventories	354.1	365.8
Timberlands held for sale	9.1	123.1
Other current assets	38.5	61.2

Total current assets	942.5	990.3

Timber and timberlands	79.1	85.4
Fixed assets, net	2,995.0	3,049.1
Goodwill	794.1	794.1
Other assets	236.7	233.5

Total assets	$5,047.4	$5,152.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15.2	$22.2
Short-term bank debt	—	55.0
Accounts payable and accrued liabilities	487.3	487.3
Dividends payable	11.2	11.2

Total current liabilities	513.7	575.7

Long-term debt, net of current installments	2,385.8	2,400.0
Pension, other postretirement benefits and other long-term liabilities	569.4	572.9
Deferred income taxes	368.1	329.4
Minority interests in subsidiaries	61.5	58.9
Commitments and contingencies
Shareholders’ equity:
Common Stock, $1 par value. Authorized 100,000,000 shares; issued 67,528,383 and 67,529,294 shares at June 30, 2006 and December 31, 2005, respectively	67.5	67.5
Exchangeable Shares, no par value. Unlimited shares authorized; 1,434,445 outstanding at both June 30, 2006 and December 31, 2005	68.1	68.1
Additional paid-in capital	1,623.7	1,621.6
Retained earnings	47.7	100.1
Accumulated other comprehensive loss	(172.3)	(156.0)
Treasury stock at cost, 11,602,683 and 11,605,074 shares at June 30, 2006 and December 31, 2005, respectively	(485.8)	(485.8)

Total shareholders’ equity	1,148.9	1,215.5

Total liabilities and shareholders’ equity	$5,047.4	$5,152.4

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Unaudited, in millions of US dollars except per-share amounts)
FOR THE SIX MONTHS ENDED JUNE 30, 2006

					Accumulated
			Additional		Other		Total
	Common	Exchangeable	Paid In	Retained	Comprehensive		Shareholders’
	Stock	Shares	Capital	Earnings	Loss	Treasury Stock	Equity

Balance at December 31, 2005	$67.5	$68.1	$1,621.6	$100.1	$(156.0)	$(485.8)	$1,215.5

Dividends on Common Stock ($0.40 per share)	—	—	—	(23.0)	—	—	(23.0)

Stock-based compensation costs for equity awards	—	—	2.1		—	—	2.1

Comprehensive loss:

Net loss	—	—	—	(29.4)	—	—	(29.4)

Minimum pension liability	—	—	—	—	(4.7)	—	(4.7)

Foreign currency translation	—	—	—	—	3.8	—	3.8

Change in unrealized gain on hedged transactions, net of tax of $9.4	—	—	—	—	(15.4)	—	(15.4)

Total comprehensive loss							(45.7)

Balance at June 30, 2006	$67.5	$68.1	$1,623.7	$47.7	$(172.3)	$(485.8)	$(1,148.9)

FOR THE SIX MONTHS ENDED JUNE 30, 2005

					Accumulated
			Additional		Other		Total
	Common	Exchangeable	Paid In	Retained	Comprehensive		Shareholders’
	Stock	Shares	Capital	Earnings	Loss	Treasury Stock	Equity

Balance at December 31, 2004	$67.4	$69.7	$1,618.2	$266.5	$(28.6)	$(485.9)	$1,507.3

Dividends on Common Stock ($0.40 per share)	—	—	—	(22.9)	—	—	(22.9)

Retraction of exchangeable shares (31,913 shares issued and exchangeable shares retracted)	—	(1.6)	1.6	—	—	—	—

Stock options exercised (69,000 shares)	0.1	—	1.8	—	—	—	1.9

Tax benefit on exercise of stock options	—	—	0.3	—	—	—	0.3

Amortization of unearned compensation	—	—	0.1	—	—	—	0.1

Restricted stock units cancellation (10,203 shares)	—	—	(0.4)	—	—	—	(0.4)

Comprehensive loss:

Net loss	—	—		(2.7)	—	—	(2.7)

Minimum pension liability	—	—		—	0.5	—	0.5

Foreign currency translation		—	—	—	(1.2)	—	(1.2)

Change in unrealized gain on hedged transactions, net of tax of $27.1	—	—	—	—	(44.1)	—	(44.1)

Total comprehensive loss							(47.5)

Balance at June 30, 2005	$67.5	$68.1	$1,621.6	$240.9	$(73.4)	$(485.9)	$1,438.8

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in millions of US dollars except per-share amounts)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(29.4)	$(2.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	2.6	—
Stock-based compensation	(0.8)	0.1
Depreciation, amortization and cost of timber harvested	162.3	163.4
Impairment of assets	—	11.9
Deferred income tax provision (benefit)	28.5	(18.8)
Minority interests, net of tax	0.7	(0.7)
Net gain on sale of assets	(100.5)	(20.8)
Changes in working capital:
Accounts receivable	(17.0)	(69.4)
Inventories	8.7	(5.9)
Income tax receivables and payables	(2.0)	3.1
Accounts payable and accrued liabilities	(11.1)	(6.9)
Other, net	0.5	(1.9)

Net cash provided by operating activities	42.5	51.4

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(90.6)	(50.1)
Dispositions of assets, including timber and timberlands	238.1	23.0

Net cash provided by (used for) investing activities	147.5	(27.1)

Cash flows from financing activities:
Cash dividends, including minority interests	(22.9)	(22.9)
Short-term financing	289.9	340.0
Short-term financing repayments	(351.5)	(308.0)
Payments of long-term debt	(22.0)	(14.0)
Stock options exercised	—	1.9

Net cash used for financing activities	(106.5)	(3.0)

Net increase in cash and cash equivalents	83.5	21.3
Cash and cash equivalents:
Beginning of year	30.1	29.7

End of period	$113.6	$51.0

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $2.8 and $0.2	$104.9	$94.3
Income taxes	$7.2	$—
See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bowater Incorporated and subsidiaries (“Bowater,” also referred to as “we” or “our”). The consolidated balance sheet as of June 30, 2006, and the related statements of operations, capital accounts and cash flows for the periods ended June 30, 2006 and 2005 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes and critical accounting policies and estimates included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2006 presentation. In the first quarter of 2006, we adjusted the amount of goodwill allocated to the timberlands held for sale. As a result, goodwill allocated to timberlands held for sale decreased by $12.7 million and goodwill increased by the same amount compared to the amounts previously reported in our 2005 consolidated financial statements and related notes. The reclassifications had no effect on total shareholders’ equity or net loss.

We adopted Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”), as of January 1, 2006. SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS 154 did not have any effect on our consolidated financial position, results of operations or cash flows.

We adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”), as of January 1, 2006. SFAS 151 clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The effect of adopting SFAS 151 was immaterial to our financial position and results of operations.

We adopted SFAS No. 123R, Share-based Payment (“SFAS 123R”), on January 1, 2006. See Note 2 for further information regarding the impact on our financial position and results of operations.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
2.	Stock-based Compensation

We maintain incentive stock plans that provide for grants of stock options, equity participation rights (“EPRs”) and restricted stock units to our directors, officers and key employees. We also maintain a Mid-Term Incentive Plan (“MTIP”) that is tied to the performance of our common stock. These plans are described more fully below.

Adoption of New Accounting Guidance and Transition

Prior to January 2006, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB 25:
•	Compensation expense was generally not recognized for stock options if the exercise price equaled or exceeded the market value of the underlying common stock on the date of grant. As of December 31, 2005, all existing and outstanding stock options were fully vested.

•	The restricted stock units granted were measured at fair value, which was determined as the average of the high and low trading price of the stock on the date of the grant, and amortized over the vesting period. As of December 31, 2005, all restricted stock unit grants awarded prior to that date were fully amortized.

•	A liability for the EPRs was recorded based on its intrinsic value. At December 31, 2005, the EPRs base price was higher than Bowater’s stock price on that date; therefore, no liability was recorded.

•	A liability for the MTIP was recorded when the performance criteria were met. At December 31, 2005, we did not meet the performance criteria of the MTIP cycles outstanding; therefore, no liability was recorded.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost is being recognized on a straight-line basis over the requisite service period for the award in accordance with the provisions of SFAS 123R.
Prior to the adoption of SFAS 123R, we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. There were no excess tax benefits for the three and six months ended June 30, 2006, as there were no stock option exercises during those periods.
The adoption of SFAS 123R resulted in a cumulative effect of accounting change of $2.6 million, net of tax, (or $0.05 per share) that we recorded in the first quarter of 2006. This cumulative charge represents the fair value of the EPR obligation at January 1, 2006, net of tax. The assumptions used to calculate the fair value at January 1, 2006 are included in the Equity Participation Rights section of this note.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
Pro Forma Information under SFAS 123 for Periods Prior to 2006
Results for periods prior to adoption of SFAS 123R have not been restated. The table below illustrates the pro forma effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to Bowater’s stock-based compensation plans in prior periods.

	Three months ended	Six months ended
	June 30,	June 30,
(Unaudited, in millions, except per-share amounts)	2005	2005

Net loss as reported:	$(3.6)	$(2.7)
Add: Stock-based compensation expense included in net loss, net of tax	—	—
Deduct: Stock-based compensation expense determined under fair value method, net of tax	(1.4)	(2.9)

Pro forma net loss	$(5.0)	$(5.6)

Loss per share:
Basic, as reported	$(0.06)	$(0.05)
Basic, pro forma	(0.09)	(0.10)

Diluted, as reported	$(0.06)	$(0.05)
Diluted, pro forma	(0.09)	(0.10)

For purpose of the above disclosure, the fair value of each option granted in the three and six months ended June 30, 2005 was estimated on the date of grant using Black-Scholes-Merton (BSM) option-pricing model with the weighted average assumptions below.

Assumptions:
Expected dividend yield	2.2%
Expected volatility	29.0%
Risk-free interest rate	4.0%
Expected life (in years)	7.2

Weighted average fair value of each option	$11.16

We estimated the expected dividend yield, expected volatility and expected life of the stock options based upon historical experience. The risk-free rate of interest was based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the stock option. Forfeitures were recognized as they occurred.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
Expense Information under SFAS 123R
The following table details the stock-compensation expense (income) recorded in the Consolidated Statement of Operations by award:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2006	2005	2006	2005

Stock Options	$0.2	$—	$0.2	$—
Restricted Stock Units	1.9	—	1.9	0.1
EPRs	(2.0)	—	(2.9)	—
MTIP	—	—	—	—

Stock-based compensation expense (income)	$0.1	$—	$(0.8)	$0.1

The following table details the tax (benefit) provision by award:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2006	2005	2006	2005

Stock Options	$(0.1)	$—	$(0.1)	$—
Restricted Stock Units	(0.4)	—	(0.4)	(0.1)
EPRs	0.5	—	0.7	—
MTIP	—	—	—	—

Tax provision (benefit)	$—	$—	$0.2	$(0.1)

As required by SFAS 123R, we now estimate forfeitures of employee stock awards and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed. Compensation expense for performance-based awards is recognized when it is probable that the performance criteria will be met.
Stock Plans
We currently have awards outstanding under four stock-based compensation plans: the 1997 Stock Option Plan, the 2000 Stock Option Plan, the 2002 Stock Option Plan, and the 2006 Stock Option and Restricted Stock Plan. All of these plans were approved by our shareholders. These plans authorized the grant of up to 8.4 million shares of our common stock in the form of incentive stock options, non-qualified stock options, restricted stock units and equity participation rights. At June 30, 2006, approximately 2.2 million shares were available for grant under these Plans.
Stock Options
Stock options granted generally become exercisable over a period of two to three years. Unless terminated earlier in accordance with their terms, all options expire 10 years from the date of grant. The Board approved the issuance of 350,630 stock options in May 2006, which either cliff vest after 32 months (100,630 shares) or vest ratably over 36 months (250,000 shares).

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
A summary of option activity under Bowater’s stock plans as of June 30, 2006 and the changes during the six months ended June 30, 2006 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number Of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
(Unaudited)	(000’s)	Price	Life (years)	($000)

Outstanding at December 31, 2005	5,067	$44
Granted during the period	351	$27
Exercised during the period	—	$—
Canceled during the period	(317)	$39

Outstanding at June 30, 2006	5,101	$43	5.5	$—

Exercisable at June 30, 2006	4,750	$45	5.2	$—

In accordance with SFAS 123R, we estimated the fair value of each stock option on the date of grant during the three and six months ended June 30, 2006 using a BSM option-pricing formula, applying the following weighted-average assumptions, and amortize that value to expense over the option’s requisite service period using the straight-line attribution approach:

Assumptions:
Expected dividend yield	2.95%
Expected volatility	32.1%
Risk-free interest rate	5.1%
Expected life (in years)	6.1

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the measurement date. The expected life represents the period over which the share-based awards are expected to be outstanding. It has been determined using historical experience. The risk-free rate of interest is based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the stock option. The expected volatility is based on an equal weighting of the historical volatility of our common stock (measured over a term approximating the expected life) and implied volatility from traded options on our common stock having a life of more than one year.
The weighted-average fair value of stock options granted during the three months ended June 30, 2006 was $8.00. During the three and six months ended June 30, 2006, all vested options had a strike price greater than the closing price of our common stock (i.e., were “out-of-the-money”). As a result, there were no stock option exercises during the first six months of 2006. The total intrinsic value of stock options exercised was $0.9 million during the three and six months ended June 30, 2005.
As of June 30, 2006, there was $2.6 million of unrecognized compensation cost related to stock option awards granted under our stock plans. The unrecognized cost is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
On May 10, 2006, we issued four separate grants of restricted stock units totaling 775,529 shares, of which 43,530 shares are performance-based awards. The performance-based awards cliff vest after 32 months. The remaining shares, which are service-based awards, cliff vest after 32 months (178,342 shares), 20 months (503,657 shares) or 12 months (50,000 shares). No restricted stock units were granted in 2005.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
A summary of the status of our restricted stock units as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

	Number Of Shares	Weighted Average Fair
(Unaudited)	(000’s)	Value at Grant Date

Outstanding at December 31, 2005	—	$—
Granted during the period	776	26
Vested during the period	—	—
Forfeited during the period	—	—

Outstanding at June 30, 2006	776	$26

As of June 30, 2006, there was $18.3 million of unrecognized compensation cost related to restricted stock units granted under our stock plans. The unrecognized cost is expected to be recognized over a weighted-average period of 2.0 years.
We have a policy of issuing treasury shares to satisfy share option exercises and the vesting of restricted stock units. The right to dividends declared are accrued during the vesting period and paid in cash to the employee upon the vesting of the restricted stock units, in accordance with the Plan.
Equity Participation Rights
EPRs confer the right to receive cash based on the appreciation of Bowater’s common stock price, but no right to acquire stock ownership. The rights have a vesting period of two years and, unless terminated earlier in accordance with their terms, expire 10 years after the grant date. The base price is the fair market value of our common stock on the day of grant. The rights may be redeemed only for cash, and the amount paid to the employee at the time of exercise is the difference between the base price and the average high/low of our common stock on the day of settlement. There have been no grants of EPRs since January 2003.
The EPR awards are classified as liability awards under SFAS 123R since the EPRs are cash settled. In accordance with SFAS 123R, liability awards are remeasured at fair value at each reporting period and the income or expense included in the consolidated statement of operations.
Information with respect to rights granted under the EPR Plan as of June 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Rights	Exercise	Contractual	Intrinsic
(Unaudited)	(000’s)	Price	Term	Value

Outstanding at December 31, 2005	2,173	$48
Granted during the period	—	—
Settled during the period	—	—
Canceled during the period	(111)	41

Outstanding at June 30, 2006	2,062	$48	3.8	$—

Exercisable at June 30, 2006	2,062	$48	3.8	$—

As of June 30, 2006, the fair value of our EPRs liability is $0.9 million. The fair value of each of our EPRs was estimated using a BSM option pricing model that uses the assumptions noted in the table below. The expected life of each EPR is based on a weighted-average of the observed historical exercise patterns and the midpoint of the remaining term of the EPR. Expected volatility is based on an equal weighting of the historical volatility of our common stock (measured over a term approximating the expected life) and implied volatility from traded options on our common stock having a life of more than one year. The risk-free rate of interest is based on a zero-coupon

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
U.S. Treasury instrument with a remaining term approximating the expected life of the EPR. The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the measurement date. These assumptions are evaluated and revised, as necessary, at each reporting date.
The fair value of each EPR was estimated using the BSM option-pricing model with the following assumptions:

	June 30,	January 1,
(Unaudited)	2006	2006

Assumptions:
Dividend yield	3.5%	2.6%
Expected volatility	30.4 - 32.1%	30.0 - 33.0%
Weighted average expected volatility	31.1%	30.1%
Risk-free interest rate	5.1 - 5.3%	4.1 - 4.4%
Expected EPR life in years	0.6 – 3.6	0.1 - 3.6
Weighted average fair value of EPRs	$0.43	$1.70
Fair value range of each EPR grant	$0.01 – 1.48	$0.01-4.60

Mid-Term Incentive Plan
In 2003, we implemented a MTIP with rolling three-year plan cycles. MTIP cycles currently outstanding include the 2004-2006 and the 2005-2007 years. Each MTIP cycle runs from January 1 to December 31. The MTIP is designed to link rewards of key executives to the performance of our common stock and to encourage the generation of cash flow from operations. Awards may be paid in any form, including, without limitation, cash, stock, restricted stock, phantom stock, stock options, and stock appreciation rights at the discretion of the Committee.
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
The MTIP plans are classified as liability plans under SFAS 123R since we have typically paid the award in cash. In accordance with SFAS 123R, liability plans are remeasured at fair value at each reporting period and the related income or expense is included in the consolidated statement of operations. The fair value of each award is estimated each reporting period using a Monte Carlo Simulation approach in a risk-neutral framework and includes ranges of assumptions for stock price volatility, risk-free interest rates, and expected dividends. Expected volatility is based on an equal weighting of the historical volatility of our common stock and implied volatility from traded options on our common stock and ranged from 27% to 32%. The risk-free rate of interest is based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected term of the MTIP and was approximately 5%. The expected dividend yield of 2% to 3% is based on the projected annual dividend payment per share divided by the stock price on the grant date. The fair value at January 1, 2006 and June 30, 2006 was nominal.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
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

4.	Inventories

	June 30,	December 31,
(Unaudited, in millions)	2006	2005

At lower of cost or market:
Raw materials	$80.9	$100.4
Work in process	25.8	30.5
Finished goods	139.4	131.8
Mill stores and other supplies	119.8	114.9

	365.9	377.6
Excess of current cost over LIFO inventory value	(11.8)	(11.8)

	$354.1	$365.8

5.	Other Expense (Income), Net

“Other Expense (Income), Net” in the Consolidated Statement of Operations includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2006	2005	2006	2005

Foreign exchange loss	$4.8	$3.3	$3.0	$1.8
Interest income	(1.0)	(1.1)	(2.1)	(2.2)
Income from joint venture	(1.9)	(1.1)	(4.2)	(1.8)
Miscellaneous income, net	(0.2)	(0.9)	(1.5)	(2.9)

	$1.7	$0.2	$(4.8)	$(5.1)

6.	Timberlands Held For Sale

We are currently marketing for sale approximately 43,000 acres of timberlands in the United States. The sale of these timberlands is expected to be completed in 2006. The $9.1 million of timberlands held for sale on the Consolidated Balance Sheet are included in the Newsprint Division. We expect the proceeds of the timberland sales to exceed the carrying value. There are no liabilities associated with the timberlands held for sale.

During the three months ended June 30, 2006, we sold approximately 472,000 acres of timberlands, our Baker Brook sawmill and other assets for proceeds of $201.3 million. During the three months ended March 31, 2006, we sold approximately 24,000 acres of timberlands and our Dégelis sawmill for proceeds of approximately $34.6 million.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
7.	Accumulated Other Comprehensive Loss

The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheet are as follows:

	June 30,	December 31,
(Unaudited, in millions)	2006	2005

Pension plan additional minimum liabilities(1) (2)	$(190.8)	$(186.1)
Foreign currency translation (3)	15.3	11.5
Unrealized gain on hedging transactions (4)	3.2	18.6

	$(172.3)	$(156.0)

(1)	Net of deferred tax benefit of $69.6 million and $66.8 million, respectively.

(2)	Net of minority interest.

(3)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(4)	Net of deferred tax expense of $2.0 million and $11.4 million, respectively.
8.	Loss Per Share

The information required to compute net loss per basic and diluted share is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions)	2006	2005	2006	2005

Basic weighted-average number of common shares outstanding	57.4	57.4	57.4	57.3
Effect of potentially dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—

Diluted weighted-average number of common shares outstanding	57.4	57.4	57.4	57.3

No adjustments to net loss are necessary to compute net loss per basic and diluted share. The dilutive effect of potentially dilutive securities is calculated using the treasury stock method. Options to purchase approximately 5.1 million shares for both the six months ended June 30, 2006 and 2005 and 0.8 million restricted stock units for the six months ended June 30, 2006 were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
9.	Pension and Postretirement Expense

The components of net periodic benefit costs relating to our pension and other postretirement (“OPEB”) plans are as follows for the three and six-months ended June 30, 2006 and 2005:

Pension Plans:

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions)	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$11.0	$9.3	$21.9	$18.5
Interest cost	30.0	28.5	59.2	57.2
Expected return on plan assets	(30.6)	(28.0)	(60.2)	(56.3)
Amortization of prior service cost	1.4	0.4	2.8	0.9
Curtailment loss	—	—	4.6	—
Recognized net actuarial loss	8.8	4.1	17.7	8.1

Net periodic benefit cost	$20.6	$14.3	$46.0	$28.4

OPEB Plans:

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions)	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$1.0	$1.1	$2.0	$2.3
Interest cost	4.0	4.4	8.0	8.7
Amortization of prior service cost	(1.5)	(1.3)	(3.0)	(2.7)
Recognized net actuarial loss	2.0	2.1	4.0	4.3
Curtailment gain	—	—	(0.2)	—

Net periodic benefit cost	$5.5	$6.3	$10.8	$12.6

Since the measurement date of our pension and OPEB plans is 90 days prior to the start of our year, curtailment gains and losses that arise during the year are recorded on a 90-day lag.

During January 2006, Bowater announced its plans to permanently close the Thunder Bay “A” kraft pulp line in the second quarter of 2006 and eliminate approximately 225 employees. In the first quarter of 2006, we recorded a pension plan curtailment charge of $4.6 million and an OPEB plan curtailment gain of $0.2 million in connection with the employee downsizing. Additionally, we expect to record in the third quarter of 2006 a pension plan charge of approximately $0.6 million related to employees accepting a voluntary portion of the severance plan in April 2006. The elimination of employees resulted in a partial plan termination, which will result in a pension plan settlement charge of approximately $12 million in the future (upon settlement of the assets and liabilities). For segment reporting purposes, this curtailment charge and gain are included in the Coated and Specialty Papers Division.

In May 2006, certain employees received lump-sum payouts from the supplemental executive retirement plan. A settlement loss of $2.3 million will be recorded in the third quarter of 2006.

In May 2006, Bowater approved changes to its defined benefit pension plan for its U.S. salaried employees. Benefits for certain employees will be frozen effective January 1, 2007 and will be replaced by a Company

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
contribution to a defined contribution plan. A curtailment loss of $3.9 million will be recorded in the third quarter of 2006.

In June 2006, Bowater approved changes to its defined benefit pension plan for its Canadian salaried employees. Benefits for certain employees will be frozen effective January 1, 2008 and will be replaced by a Company contribution to a defined contribution plan. A curtailment charge of approximately $1.7 million will be recorded in the third quarter of 2006.

In June 2006, Bowater approved changes to its OPEB plan for Canadian salaried employees. The OPEB plan was redesigned to phase out OPEB costs by the end of 2010 by increasing the retirees’ contributions from 20% to 100% over a four-year period beginning January 1, 2007. A curtailment gain of approximately $5.5 million will be recorded in the third quarter of 2006.

Excluding the effect of the curtailment and settlement charges noted above, these initiatives will result in a reduction of our previously calculated 2006 net periodic benefit costs of approximately $6.2 million. A small portion of this reduction was recognized during the second quarter of 2006. Most of the reduction will be recognized in the third and fourth quarters of 2006.

10.	Income Taxes

The provision for income tax provision (benefit) attributable to loss before income taxes, minority interests and cumulative effect of accounting change differs from the amounts computed by applying the United States federal statutory income tax rate of 35% as a result of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions)	2006	2005	2006	2005

Income (loss) before income taxes, minority interests and cumulative effect of accounting change	$16.4	$(8.7)	$13.3	$(16.8)

Expected income tax provision (benefit)	5.8	(3.0)	4.7	(5.9)
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	42.1	—	55.6	—
Foreign exchange	18.3	(4.7)	21.3	(7.8)
State income taxes, net of federal income tax benefit	2.6	1.2	4.3	1.9
Foreign taxes (2)	(35.2)	(3.8)	(35.9)	(6.1)
Medicare subsidy	(0.4)	(0.4)	(0.8)	(0.8)
Other, net	(6.9)	5.1	(9.8)	5.3

Income tax provision (benefit)	$26.3	$(5.6)	$39.4	$(13.4)

(1)	During the first and second quarters of 2006, income tax benefits and tax credits of approximately $13.5 million and $42.1 million generated on certain of our Canadian operating losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. For the first and second quarters of 2006, approximately $13.5 million and $18.5 million, respectively of the valuation allowance related to net operating losses with the balance of the valuation allowance related to tax credits, foreign exchange and asset sales.

(2)	Foreign taxes in the second quarter and first six months of 2006 benefited by $15.2 million due to capital gains treatment of certain asset sales.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
11.	Long-term and Short-term Debt

On May 31, 2006, we established two new revolving credit facilities, which replaced both our current revolving credit facility and our 364-day accounts receivable securitization facility. We accomplished this by entering into (i) a five year Credit Agreement among Bowater Incorporated (“Bowater”) as Borrower, several lenders, and Wachovia Bank, National Association, as Administrative Agent (the “US Credit Agreement”) and (ii) a 364-day Credit Agreement, along with its subsidiary Bowater Canadian Forest Products Inc. (“BCFPI”), among BCFPI as Borrower, Bowater as parent Guarantor, several lenders, and The Bank of Nova Scotia as Administrative Agent (the “Canadian Credit Agreement”).

The US Credit Agreement provides for a $415 million revolving credit facility with a scheduled maturity date of May 25, 2011. The US Credit Agreement is guaranteed by certain of our wholly-owned subsidiaries in the United States, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater and the guarantors (ii) pledges of 65% of the stock of certain of our foreign subsidiaries, and (iii) pledges of the stock of our U.S. subsidiaries that do not own mills or converting facilities. Availability under the US Credit Agreement is limited to 90% of the net consolidated book value of our accounts receivable and inventory, excluding BCFPI and its subsidiaries.

The Canadian Credit Agreement provides for a $165 million revolving credit facility with a maturity date of May 29, 2007, subject to annual extensions. The Canadian Credit Agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI. Availability under the Canadian Credit Agreement is limited to 65% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries. Financial covenants under both the US Credit Agreement and Canadian Credit Agreement are based upon our consolidated financial results and consist of the following two ratios:

▪ a maximum ratio of senior secured indebtedness (including all advances and letters of credit under the US and Canadian facilities, and any other indebtedness secured by assets of Bowater and its subsidiaries) to EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) of 1.25 to 1; and

▪ a minimum ratio of EBITDA (defined as EBITDA, plus gains (or minus losses) from asset dispositions) to interest expense of 2.00 to 1.

We believe we are in compliance with all of our covenants and other requirements set forth in our credit facilities.

12.	Commitments and Contingencies

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

On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency (“EPA”) alleging four violations of the Clean Air Act (“CAA”) at our Calhoun mill. We have strong arguments that the Calhoun mill did not violate the CAA and continue to discuss these issues with the EPA.

There have been no material developments to those legal proceedings described in our annual report on Form 10-K filed on March 13, 2006.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
Lumber Duties

In April 2006, representatives of the governments of the United States and Canada reached agreement in principle to resolve the dispute over the antidumping duties (ADD) and countervailing duties (CVD) imposed by the U.S. Department of Commerce on softwood lumber imports. This agreement has not been finalized; however, we expect the agreement to be ratified in the fourth quarter. If the proposed agreement is ratified in its current form, Bowater would expect to recover over $90 million of these duties. Until the agreement is finalized, or the dispute is otherwise resolved, we will continue to pay the duties as required by the DOC. Through June 30, 2006, we have paid ADD and CVD of approximately $109.6 million. Should these duty rates be eliminated or decreased, any recovered duties would be reversed into operating income.

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

The components of the cash flow hedges included in “Accumulated other comprehensive loss” are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Unaudited, in millions)	2006	2005	2006	2005

Gains reclassified to earnings on matured cash flow hedges	$(11.6)	$(22.2)	$(29.2)	$(56.8)
Unrealized gains (losses) for change in value on unmatured cash flow hedges	3.6	(7.4)	4.4	(14.4)

	(8.0)	(29.6)	(24.8)	(71.2)
Income tax benefit	3.0	11.3	9.4	27.1

Net increase in “Accumulated other comprehensive loss”	$(5.0)	$(18.3)	$(15.4)	$(44.1)

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. The minimum time period we have hedged transactions is one month, and the maximum time period is two years. Our outstanding hedging contracts continue into the third quarter of 2006. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively. Hedge ineffectiveness associated with these Canadian dollar forward contracts was not material for the periods presented.

The carrying amounts of our short-term financial assets and liabilities (excluding derivatives) approximate fair value. We estimate the fair value of our long-term debt using rates currently available for debt with similar terms and remaining maturities. The fair value of derivative financial instruments is based on current termination values or quoted market prices of comparable contracts.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
Information regarding our Canadian dollar contracts’ notional amount, carrying value, fair market value, and range of exchange rates of the contracts is summarized in the table below. The notional amount of these contracts represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts.

	Notional	Net Asset		Range Of
June 30, 2006	Amount of	Carrying	Fair	U.S.$/CDN$
(Unaudited, in millions of U.S. dollars)	Derivatives	Amount	Market Value	Exchange Rates

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar Due in 2006	$57.0	$5.2	$5.2	.8944-.7452

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions and no one financial institution has more than 37% of our derivative financial instruments. Therefore, the risk of counterparty nonperformance is considered to be remote.

14.	Off-Balance Sheet Debt Guarantees

In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our Qualified Special Purpose Entities (QSPEs). Bowater guarantees approximately $7.7 million of the investor notes principal balance at June 30, 2006. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $34.0 million and obligations of approximately $31.1 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable.

15.	Segment Information

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
coated and specialty papers division
The Coated and Specialty Papers Division operates a manufacturing site that produces coated papers and market pulp and two satellite coating facilities, all three located in the United States. This division also operates a manufacturing site in Canada, which produces newsprint, specialty papers and market pulp. This division has primary responsibility for the marketing and sales of the full spectrum of coated and uncoated specialty papers manufactured by Bowater. The division also manages 8.2 million acres of Crown-owned land in the Canadian province of Ontario on which we have cutting rights.
canadian forest products division
The Canadian Forest Products Division operates four paper manufacturing sites in Canada. The division manages approximately 19.7 million acres of Crown-owned land in the Canadian provinces of Quebec and New Brunswick on which we have cutting rights. The division also operates ten sawmills, supplies wood to four paper mills and five sawmills, and is responsible for the marketing and sales of its timber and lumber production.
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
The line entitled “Segment income (loss)” in the following tables is equal to “Operating income (loss)” as presented in our Consolidated Statement of Operations. In addition, none of the income or loss items following “Operating income” in our Consolidated Statement of Operations are allocated to our segments, since they are reviewed separately by Bowater’s management. Stock-based compensation expense is allocated to the segments.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
The following tables summarize information about segment profit and loss for the three and six-month periods ended June 30, 2006 and 2005 and segment assets as of June 30, 2006 and 2005:

		Coated		Net Gain
		and	Canadian	on Fixed
Three Months Ended		Specialty	Forest	Assets	Corporate/
June 30, 2006	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations		Total

Sales-external customers	$338.5	$287.9	$275.7	$—		$(2.7)		$899.4

Segment income (loss)	9.3	12.3	(15.6)	71.7		(10.3)		67.4

Total assets at 6/30/06	2,042.3	1,259.2	1,245.8	—		500.1		5,047.4

		Coated		Net Gain
		and	Canadian	on Fixed
Three Months Ended		Specialty	Forest	Assets	Corporate/
June 30, 2005	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations	Total

Sales-external customers	$328.2	$289.5	$282.3	$—	$(2.5)	$897.5

Segment income (loss)	19.0	8.0	4.9	9.8	(0.9)	40.8

Total assets at 6/30/05	2,055.6	1,389.3	1,388.8	—	504.4	5,338.1

		Coated		Net Gain
		and	Canadian	on Fixed
Six Months Ended		Specialty	Forest	Assets	Corporate/
June 30, 2006	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations	Total

Sales-external customers	$667.6	$570.5	$561.2	$—	$(6.7)	$1,792.6

Segment income (loss)	25.1	15.7	(21.0)	100.5	(13.1)	107.2

		Coated		Net Gain
		and	Canadian	on Fixed
Six Months Ended		Specialty	Forest	Assets	Corporate/
June 30, 2005	Newsprint	Papers	Products	and Land	Other
(Unaudited, in millions)	Division	Division	Division	Sales	Eliminations	Total

Sales-external customers	$637.5	$565.0	$539.7	$—	$(7.7)	$1,734.5

Segment income	29.5	9.6	6.7	20.8	11.0	77.6

Organization
Bowater is organized into four divisions: the Newsprint Division, the Coated and Specialty Papers Division, the Canadian Forest Products Division, and the Pulp Division. Except for the Pulp Division, each division is responsible for the sales and marketing of distinct product lines and the operation of certain manufacturing sites. The Pulp Division is primarily a marketing and distribution division whose administrative expenses are included in “Corporate & Other Eliminations.” For further information regarding our segments, see Note 15 (Segment Information) of the Notes to the Consolidated Financial Statements included in this quarterly report.
Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data
Statements contained in this Form 10-Q that do not constitute historical financial results or other factual information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax and exchange rates. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those described under the caption “Risk Factors” in Part II of this Form 10-Q, and from time to time, in Bowater’s other filings with the Securities and Exchange Commission. In addition, other risks could adversely affect us, as it is not possible for us to predict or assess all risks. We disclaim any obligation to publicly update or revise any forward-looking statements even if our situation changes in the future.
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

Overview of Financial Performance
Our net loss for the second quarter of 2006 was $10.6 million, or $0.18 per diluted share, as compared to a net loss of $3.6 million, or $0.06 per diluted share, for the same period in 2005. Our sales in the second quarter of 2006 were $899.4 million, a marginal increase from the second quarter of 2005 and first quarter of 2006. During the second quarter of 2006, transaction prices rose for our specialty papers, newsprint and market pulp product groups, while coated paper and lumber transaction prices were lower. Shipments increased for coated paper and specialty papers in the second quarter of 2006 compared to the second quarter of 2005 and the first quarter of 2006. Shipments of newsprint were significantly lower compared to the second quarter of 2005 and the first quarter of 2006 due to increased downtime as a result of scheduled maintenance outages and the elimination of newsprint capacity as a result of the conversion of approximately 200,000 metric tons of annual newsprint production to higher-margin specialty grades at our Calhoun mill. Our costs during the second quarter of 2006 as compared to the second quarter of 2005, increased by $55.2 million, primarily due to the stronger Canadian dollar ($42.9 million), which increased from an average rate of US$0.80 to US$0.89, higher maintenance spending and increased downtime related to scheduled maintenance outages and the Calhoun conversion. More information regarding changes in our manufacturing and other costs during the second quarter of 2006 is contained in the section entitled “Consolidated Results of Operations.” Our cash flows from operating activities and asset sale proceeds for the second quarter of 2006 were greater than our capital spending and dividends by $157.3 million, contributing to a debt reduction of $57.0 million, or $148.0 million, net of cash. In the second quarter of 2006, we spent approximately $53.1 million on capital projects.
Market Outlook
Coated mechanical demand in North America declined 3.9% in the second quarter of 2006 compared to the same period in 2005. Imports declined in the period, and the operating rate in North America averaged 88%. Despite the decline in the second quarter of 2006, industry forecasts indicate that North American coated mechanical demand will increase over the next few years. North American demand for uncoated mechanical paper declined 1.9%, while demand for high gloss specialty paper decreased by 5.8% compared to the second quarter of 2005.
Newsprint consumption in North America declined in the second quarter of 2006 compared to the same period in 2005, reflecting continuing conservation measures taken by publishers, reduced North American newspaper circulation, lower advertising linage and substitution in some applications by other uncoated mechanical grades. We have been responding to the negative trend in North American consumption by continuing to enhance our product mix, including continued conversion of newsprint production into publication papers with stronger growth characteristics, and increasing exports to the global market.
Global market pulp demand increased 5.8% in the first six months of 2006 compared to the same period in 2005 due primarily to increased demand in China. Bowater’s pulp business provides operational and cost benefits to our newsprint and coated operations and is well positioned to serve domestic and international customers.
Our Outlook
We expect improved operational and financial performance in the second half of the year.
During the second quarter we had unusually high costs related to scheduled maintenance outages and our Calhoun machine conversion. We expect to significantly reduce our maintenance costs in the third quarter.
We successfully completed the previously announced conversion at our Calhoun facility, where approximately 200,000 metric tons of annual newsprint production has been converted to the production of higher-margin specialty grades. The specialty grades produced are targeted for the growing direct mail and related advertising markets. Internal testing is completed, and the results are good. We have entered into customer trials and have begun to receive commercial orders.
During the third quarter of 2005, we announced an $80 million cost reduction program. The cost reduction program is centered on reducing our purchased energy requirements, achieving additional operational efficiencies, and lowering our selling, general and administrative expense. We have achieved a reduction of approximately $11 million in the second quarter. Our current run-rate is at about 55% of our $80 million target, which we expect to achieve by the end of 2006.
Prices for our products have improved substantially over the past several years. We have also recently announced further transaction price increases on certain specialty papers grades, newsprint and market pulp.
In the fall of 2005, we announced our intention to sell certain assets, primarily timberlands, which were expected to generate proceeds of $300 million, mostly in 2006. During the first half of 2006, we generated cash proceeds of $238.1 million primarily from the sale of approximately 496,000 acres of timberlands in the U.S. and Canada and two small Canadian sawmills. Proceeds from these asset sales have contributed to debt reduction, net of cash, of $159.7 million. Additional sales are expected in the second half of the year and we intend to direct the proceeds from these asset sales towards debt reduction. We expect to significantly exceed our $300 million target and continue to reduce our debt.
It appears that an agreement may be finalized in the fourth quarter to settle the softwood lumber dispute between the United States and Canada. If the proposed agreement is ratified in its current form, we would expect to recover over $90 million of lumber duties.
During the quarter, we refinanced our existing credit agreement and accounts receivable securitization program with a new facility that includes a $415 million, five year, revolving credit facility in the U.S. and a $165 million, 364 day, renewable revolving credit facility in Canada. As of the end of the quarter, there was no outstanding debt under either agreement.
The continued strengthening of the Canadian dollar has significantly diminished our profitability. In order to mitigate the impact of the volatility of the Canadian dollar on our operating results, we have entered into some short-term hedges.
In 2005, we announced a strategic plan to convert a newsprint machine at our Thunder Bay Ontario mill into the production of coated paper grades. In July 2006, we announced our decision to indefinitely suspend the Thunder Bay conversion project. Although we believe this project is worthwhile in the long term, current conditions in Ontario, including high energy costs and the strong Canadian dollar prohibit an investment of this magnitude today. We will continue to evaluate options for the future at Thunder Bay.
We believe our operations continue to be positioned to deliver quality products and that capital reinvestment in the business can be held to appropriate levels. We expect to spend $220 million on capital projects in 2006, compared to projected depreciation expense of $325 million.
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2006	2005	Change	2006	2005	Change

Sales	$899.4	$897.5	$1.9	$1,792.6	$1,734.5	$58.1
Operating income	67.4	40.8	26.6	107.2	77.6	29.6

Significant items that increased (decreased) operating income:
Product pricing			$40.1			$87.7
Distribution costs			2.7			2.6
Manufacturing costs			(89.8)			(153.0)
Asset impairment charge			11.9			11.9
Selling and administrative expenses			(0.2)			0.7
Net gain on fixed assets and land sales			61.9			79.7

			$26.6			$29.6

Three months ended June 30, 2006 versus June 30, 2005
Sales increased in the second quarter of 2006 as compared to the second quarter of 2005 due primarily to higher transaction prices for specialty papers, newsprint and market pulp and increased shipments of coated papers and specialty papers, partially offset by lower transaction prices for coated papers and lumber and lower shipments of newsprint, market pulp and lumber as further noted in the “Product Line Information” section.
Operating income increased in the second quarter of 2006 as compared to the second quarter of 2005. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows:
Product pricing for our specialty papers, newsprint and market pulp product groups was higher in the second quarter of 2006 as compared to the second quarter of 2005. Please refer to the discussion of “Product Line Information” for a more detailed analysis of product pricing and shipments.
Manufacturing costs were higher in the second quarter of 2006 as compared to the second quarter of 2005 resulting primarily from a stronger Canadian dollar ($42.9 million), lower volumes ($25.3 million) primarily as a result of the permanent closure of the Thunder Bay “A” pulp line on May 1, 2006, the Calhoun machine conversion and other scheduled maintenance outages, higher labor and benefits costs ($4.0 million), higher energy costs ($5.6 million) and higher maintenance costs ($14.5 million) due to scheduled maintenance outages. These cost increases were partially offset by lower wood and fiber costs ($8.7 million).
Net gain on fixed assets and land sales relates primarily to land sales. The increase is due to higher land sales in the second quarter of 2006 compared to the second quarter of 2005. During the second quarter of 2006, we received proceeds of $201.3 million, resulting in a net gain of $71.7 million, primarily for the sale of 382,000 acres of timberlands in Canada, 90,000 acres of timberlands in the U.S. and a small Canadian sawmill.
Six months ended June 30, 2006 versus June 30, 2005
Sales increased in the first six months of 2006 as compared to the same period of 2005 due primarily to higher transaction prices for coated papers, specialty papers and newsprint and increased shipments of coated papers, specialty papers and lumber, partially offset by lower transaction prices for lumber and lower shipments of newsprint and market pulp as further noted in the “Product Line Information” section.
Operating income increased in the first six months of 2006 as compared to the same period of 2005. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows:
Product pricing for our coated papers, specialty papers and newsprint product groups was higher in the first six months of 2006 as compared to the same period of 2005. Please refer to the discussion of “Product Line Information” for a more detailed analysis of product pricing and shipments.
Manufacturing costs were higher in the first six months of 2006 as compared to the same period of 2005 resulting primarily from a stronger Canadian dollar ($80.9 million), lower volumes ($22.7 million) primarily as a result of the permanent closure of the Thunder Bay “A” pulp line on May 1, 2006, the Calhoun machine conversion and other scheduled maintenance outages, higher maintenance costs ($22.0 million) due to scheduled maintenance outages, higher energy costs ($14.4 million) and higher labor and benefits costs ($3.9 million) due primarily from additional labor costs from our Calhoun conversion and increased pension costs. These cost increases were partially offset by lower wood and fiber costs ($13.2 million).
Net gain on fixed assets and land sales relates primarily to land sales. The increase is due to higher land sales in the first six months of 2006 compared to the same period of 2005. During the first six months of 2006, we received proceeds of $238.1 million, resulting in a net gain of $100.5 million, primarily for the sale of 382,000 acres of timberlands in Canada, 114,000 acres of timberlands in the U.S. and two small Canadian sawmills.

Division/Segments and Product Line Information
Bowater is organized by division. Bowater also provides product line disclosures for informational purposes to our analysts and investors. The divisions have operational responsibility over their group of operating assets. The divisions also have sales responsibilities that overlap several of our operating divisions/segments. The table below depicts the various products that are manufactured by each of our operating divisions/segments and corresponding sales dollars for the six months ended June 30, 2006, and depicts the division that is responsible for the sale of the product line for the entire company.

		Coated &	Canadian
		Specialty	Forest		Corporate
(In millions)	Newsprint	Papers	Products	Pulp	and Other
Product Line	Division	Division	Division	Division	Eliminations	Total

Coated	$—	$309.1 *	$—	$—	$—	$309.1
Specialty	105.9	12.2 *	155.2	—	(0.6)	272.7
Newsprint	452.7 *	79.1	209.2	—	(0.2)	740.8
Pulp	97.7	170.1	—	— *	(1.7)	266.1
Lumber	—	—	190.5 *	—	—	190.5
Other	11.3	—	6.3	—	(4.2)	13.4

	$667.6	$570.5	$561.2	$—	$(6.7)	$1,792.6

*	Indicates division responsible for the sale of product line for the entire company
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
Coated Papers – Product Line

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales (in millions)	$156.2	$154.5	$309.1	$298.4
Average prices (per short ton)	$774	$785	$785	$762
Shipments (thousands of short tons)	201.8	196.9	394.2	391.4
Downtime (thousands of short tons)	19.2	23.3	36.0	45.0
Inventory at end of period (thousands of short tons)	50.0	23.1	50.0	23.1

Three months ended June 30, 2006, versus June 30, 2005
Our average transaction price for coated paper was 1.4% lower in the second quarter of 2006 compared to the second quarter of 2005 due to general market conditions in 2006. Our coated papers shipments increased 2.5% in the second quarter of 2006 as compared to the second quarter of 2005 due to increased production levels. Our coated paper inventories increased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to increased production levels and general market conditions. Downtime in the second quarter of 2006 was taken at our Nuway facilities as we continue to operate these facilities below their capacity primarily due to market and economic conditions.
Six months ended June 30, 2006, versus June 30, 2005
Our average transaction price for coated paper was 3.0% higher in the first six months of 2006 compared to the first six months of 2005 due to the realization of price increases in 2005, as well as the increase of higher value tons to our mix. Our coated papers shipments increased slightly in the first six months of 2006 as compared to the first six months of 2005 due to increased production levels. Downtime was taken in the first six months of 2006 at our Nuway facilities as we continue to operate these facilities below their capacity primarily due to market and economic conditions.
Specialty Papers – Product Line

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales (in millions)	$141.8	$125.5	$272.7	$233.1
Average prices (per short ton)	$666	$619	$661	$612
Shipments (thousands of short tons)	212.8	202.9	412.6	381.2
Downtime (thousands of short tons)	1.4	2.6	1.4	3.5
Inventory at end of period (thousands of short tons)	38.2	24.6	38.2	24.6

Three months ended June 30, 2006, versus June 30, 2005
Our average transaction price for specialty paper was 7.6% higher in the second quarter of 2006 compared to the second quarter of 2005 due primarily to the realization of price increases in 2006 and 2005. Our shipments of specialty papers increased 4.9% in the second quarter of 2006 compared to the second quarter of 2005 due to the increased demand by our customers for uncoated mechanical papers.
We announced a $40 per short ton price increase on supercalendered high gloss papers effective July 1, 2006 and a $60 per short ton price increase for certain higher brightness (75 and up) products effective May 1, 2006.
Six months ended June 30, 2006, versus June 30, 2005
Our average transaction price for specialty paper was 8.0% higher in the first six months of 2006 compared to the same period of 2005 due primarily to the realization of price increases in 2006 and 2005. Our shipments of specialty papers increased 8.2% in the first six months of 2006 compared to the same period of 2005 due to the increased demand by our customers for uncoated mechanical papers.
Newsprint – Product Line

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales (in millions)	$367.3	$367.3	$740.8	$707.2
Average prices (per metric ton)	$640	$578	$631	$568
Shipments (thousands of metric tons)	574.0	635.8	1,174.4	1,244.8
Downtime (thousands of metric tons)	64.2	41.7	106.3	83.1
Inventory at end of period (thousands of metric tons)	63.7	87.5	63.7	87.5

Three months ended June 30, 2006, versus June 30, 2005
Our average newsprint transaction price for all markets was 10.7% higher in the second quarter of 2006 compared to the second quarter of 2005. The increase reflects the realization of price increases in our North American and International markets. Newsprint shipments were 9.7% lower in the second quarter of 2006 due to a shift in production to higher margin specialty products and an increase in scheduled maintenance downtime. Inventory decreased 27.2% during the second quarter of 2006 compared to the same period in 2005. Downtime increased in the second quarter of 2006 compared to the second quarter of 2005 primarily as a result of planned cold mill shuts at two mills and the machine conversion at our Calhoun mill.
We expect to incur significantly lower maintenance downtime and maintenance expense in the third quarter of 2006 as compared to the second quarter. We continue to take downtime at an idled newsprint machine at our Thunder Bay mill (since late June 2003). We will continue to match our production to our orders.
We have announced a $40 per metric ton price increase for the domestic market effective August 1, 2006.
Six months ended June 30, 2006, versus June 30, 2005
Our average newsprint transaction price for all markets was 11.1% higher in the first six months of 2006 compared to the first six months of 2005. The increase reflects our realization of price increases in our North American and International markets. Newsprint shipments were 5.7% lower in the first six months of 2006 as we continue to match production to our orders due to a shift in production to higher margin specialty products and an increase in scheduled maintenance downtime.
Market Pulp – Product Line

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales (in millions)	$136.7	$140.5	$266.1	$280.8
Average prices (per metric ton)	$564	$546	$544	$544
Shipments (thousands of metric tons)	242.3	257.5	489.7	515.9
Downtime (thousands of metric tons)	14.6	13.2	18.7	23.5
Inventory at end of period (thousands of metric tons)	70.5	66.9	70.5	66.9

Three months ended June 30, 2006, versus June 30, 2005
Our average transaction price for market pulp was 3.3% higher in the second quarter of 2006 compared to the second quarter of 2005. Market pulp inventory levels decreased from the first quarter of 2006 as we began our transition of customers after the “A” kraft pulp mill shut on May 1. In the second quarter, we took approximately 15,200 metric tons of scheduled maintenance downtime at our Thunder Bay, Coosa Pines and Calhoun facilities. In the third quarter of 2006, we expect to have minimal scheduled maintenance downtime.
We announced price increases in the North American market of $20 per metric ton for all our paper grade market pulp, effective July 1, 2006.
Six months ended June 30, 2006, versus June 30, 2005
Our average transaction price for market pulp was flat in the first six months of 2006 compared to the first six months of 2005. Shipments were lower during the first six months of 2006 as a result of increased internal consumption and inventory increases associated with the shutdown of the Thunder Bay “A” kraft pulp mill.

Lumber – Product Line

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales (in millions)	$94.0	$105.9	$190.5	$202.1
Average prices (per metric ton)	$334	$372	$343	$372
Shipments (thousands of metric tons)	281.1	285.1	556.1	543.5
Downtime (thousands of metric tons)	54.0	69.6	111.9	117.9
Inventory at end of period (thousands of metric tons)	48.9	53.2	48.9	53.2

Three months ended June 30, 2006, versus June 30, 2005
Lumber prices decreased 10.2% in the second quarter of 2006 as compared to the second quarter of 2005 as a result of lower demand due to a weaker housing market. Weak pricing conditions continue into the third quarter of 2006. Our lumber shipments decreased 1.4% in the second quarter of 2006 due primarily to the sale of two of our Canadian sawmills.
Six months ended June 30, 2006, versus June 30, 2005
Lumber prices decreased 7.8% in the first six months of 2006 as compared to the first six months of 2005 as a result of lower demand due to a weaker housing market. Our lumber shipments increased 2.3% in the first six months of 2006 as a result of increased output at our Thunder Bay sawmill, partially offset by reduced output from two of our Canadian sawmills as a result of their sale.
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
The Canadian government has appealed the duties to the World Trade Organization (WTO) and the U.S. courts under the terms of the North American Free Trade Agreement (NAFTA) and requested that the duties be refunded. The final amount of CVD and ADD that may be assessed on Canadian softwood lumber imports into the U.S. will depend upon negotiations among the governments involved in the dispute or upon determinations made by the NAFTA, WTO or other adjudicatory panels to which the duties may be appealed. In April 2006, representatives of the governments of the United States and Canada reached agreement in principle to resolve the dispute. This agreement has not been finalized; however, we expect the agreement to be ratified in the fourth quarter. If the proposed agreement is ratified in its current form, Bowater would expect to recover over $90 million of these duties. Until the agreement is finalized, or the dispute is otherwise resolved, we will continue to pay the duties as required by the DOC. Through June 30, 2006, we have paid CVD and ADD of approximately $109.6 million. Should these duty rates be eliminated or decreased, any recovered duties would be reversed into operating income.
In 2005, the Province of Québec mandated that annual harvests of softwood timber on Crown-owned land will be reduced 20% below 2004 levels. The 20% reduction is required to be achieved, on average, for the three-year period beginning April 1, 2005, and ending March 31, 2008. These requirements did not have any material impact on our results of operations or financial condition during the first half of 2006 and are not expected to have a material impact for the balance of 2006.

Divisional Performance
Newsprint Division

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2006	2005	Change	2006	2005	Change

Sales	$338.5	$328.2	$10.3	$667.6	$637.5	$30.1
Segment income (loss)	9.3	19.0	(9.7)	25.1	29.5	(4.4)
Significant items that increased (decreased) segment income (loss):
Product pricing			$28.2			$55.7
Distribution costs			0.2			(1.1)
Manufacturing costs			(38.5)			(60.5)
Selling and administrative expenses			0.4			1.5

			$(9.7)			$(4.4)

Three months ended June 30, 2006, versus June 30, 2005
Sales increased in the second quarter of 2006 as compared to the second quarter of 2005 primarily as a result of higher product pricing for newsprint ($22.4 million), specialty papers ($4.6 million) and market pulp ($1.2 million), partially offset by lower shipments of newsprint ($17.4 million). See the previous discussion of product line results.
Segment income decreased in the second quarter of 2006 as compared to the second quarter of 2005 primarily as a result of the higher manufacturing costs, partially offset by higher product pricing. Manufacturing costs were higher primarily as a result of higher maintenance costs ($15.4 million), lower volumes ($9.4 million), a stronger Canadian dollar and Korean Won ($5.8 million), higher energy costs ($4.4 million), higher labor and pension costs ($3.6 million) and higher depreciation and other costs ($4.0 million), partially offset by lower wood and fiber costs ($4.0 million).
Six months ended June 30, 2006, versus June 30, 2005
Sales increased in the first six months of 2006 as compared to the first six months of 2005 primarily as a result of higher product pricing for newsprint ($45.3 million) and specialty papers ($10.4 million), partially offset by lower shipments of newsprint ($24.5 million). See the previous discussion of product line results.
Segment income decreased in the first six months of 2006 as compared to the first six months of 2005 primarily as a result of the higher manufacturing costs, partially offset by higher product pricing. Manufacturing costs were higher primarily as a result of higher maintenance costs ($23.6 million), lower volumes ($13.9 million), higher energy costs ($9.3 million), a stronger Canadian dollar and Korean Won ($9.3 million), higher depreciation and other costs ($4.9 million) and higher labor and pension costs ($6.3 million), partially offset by lower wood and fiber costs ($6.4 million).

Coated and Specialty Papers Division

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2006	2005	Change	2006	2005	Change

Sales	$287.9	$289.5	$(1.6)	$570.5	$565.0	$5.5
Segment income	12.3	8.0	4.3	15.7	9.6	6.1

Significant items that increased (decreased) segment income:
Product pricing			$7.0			$18.6
Distribution costs			(0.7)			(2.4)
Manufacturing costs			(13.9)			(22.4)
Asset impairment			11.9			11.9
Selling and administrative expenses			—			0.4

			$4.3			$6.1

Three months ended June 30, 2006, versus June 30, 2005
Sales decreased in the second quarter of 2006 as compared to the second quarter of 2005 primarily as a result of lower shipments of pulp ($7.6 million) and newsprint ($6.0 million) and decreased product pricing in coated ($2.1 million). These shipment and price decreases were partially offset by higher product pricing in newsprint ($4.0 million), market pulp ($3.8 million), and specialty papers ($1.3 million), and higher shipments of coated papers ($3.8 million) and specialty papers ($1.4 million). See the previous discussion of product line results.
Segment income increased in the second quarter of 2006 as compared to the second quarter of 2005 primarily as a result of higher product pricing noted above and the absence of the asset impairment charge taken in the second quarter of 2005 in connection with the permanent shut of the original line at Benton Harbor. These improvements were partially offset by higher manufacturing costs including a stronger Canadian dollar ($9.5 million), lower volumes ($8.7 million) as a result of the permanent closure of the Thunder Bay “A” pulp line, and higher chemical costs ($1.2 million). These increased manufacturing costs were partially offset by lower depreciation costs ($2.0 million) and lower fuel costs ($1.3 million).
Six months ended June 30, 2006, versus June 30, 2005
Sales increased in the first six months of 2006 as compared to the first six months of 2005 primarily as a result of increased product pricing in newsprint ($10.0 million), coated ($8.4 million), and specialty papers ($1.3 million) and higher shipments of coated ($2.3 million) and specialty papers ($0.5 million). These price and shipment increases were partially offset by lower product pricing in market pulp ($0.9 million) and lower shipments of newsprint ($10.7 million), and market pulp ($5.2 million). See the previous discussion of product line results.
Segment income increased in the first six months of 2006 as compared to the first six months of 2005 primarily as a result of higher product pricing noted above and the absence of the asset impairment charge taken in the second quarter of 2005. These improvements were partially offset by higher manufacturing costs including a stronger Canadian dollar ($15.7 million), higher energy costs ($2.1 million), higher pension and labor costs ($3.2 million) and higher chemical costs ($1.6 million). These increased manufacturing costs were partially offset by lower depreciation costs ($3.9 million) and lower maintenance costs ($1.2 million).

Canadian Forest Products Division

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2006	2005	Change	2006	2005	Change

Sales	$275.7	$282.3	$(6.6)	$561.2	$539.7	$21.5
Segment income (loss)	(15.6)	4.9	(20.5)	(21.0)	6.7	(27.7)

Significant items that increased (decreased) segment income (loss):
Product pricing			$4.9			$13.2
Distribution costs			3.2			6.2
Manufacturing costs			(27.8)			(46.2)
Selling and administrative expenses			(0.8)			(0.9)

			$(20.5)			$(27.7)

Three months ended June 30, 2006, versus June 30, 2005
Sales decreased in the second quarter of 2006 as compared to the second quarter of 2005 as a result of higher product pricing for newsprint ($9.7 million) and specialty papers ($5.9 million) and higher shipments of specialty papers ($3.4 million), offset by lower lumber pricing ($10.7 million) and lower shipments of newsprint ($12.1 million), lumber ($1.3 million) and timber activities ($1.6 million). See the previous discussion of product line results.
Segment income decreased to a segment loss in the second quarter of 2006 as compared to the second quarter of 2005 primarily as a result of higher manufacturing costs, partially offset by higher product pricing, as noted above, and lower distribution costs. Distribution costs were lower due primarily to lower CVD and ADD rates on lumber shipments from Canada to the U.S. The higher manufacturing costs were due primarily to a stronger Canadian dollar ($17.0 million), higher costs for energy and chemicals ($1.9 million) and lower volume ($8.0 million), partially offset by lower fiber and wood costs ($5.3 million) due primarily to stumpage rebates in Ontario.
Six months ended June 30, 2006, versus June 30, 2005
Sales increased in the first months of 2006 as compared to the first six months of 2005 as a result of higher product pricing for newsprint ($18.5 million) and specialty papers ($11.3 million), and higher shipments of specialty papers ($9.3 million) and lumber ($5.3 million), partially offset by lower lumber pricing ($16.9 million) and lower shipments of newsprint ($4.5 million) and timber ($1.9 million). See the previous discussion of product line results.
Segment income decreased to a segment loss in the first six months of 2006 as compared to the first six months of 2005 primarily as a result of higher manufacturing costs, partially offset by higher product pricing, as noted above, and lower distribution costs. Distribution costs were lower due primarily to lower CVD and ADD rates on lumber shipments from Canada to the U.S. The higher manufacturing costs were due primarily to a stronger Canadian dollar ($28.3 million), lower volumes ($7.3 million), higher costs for energy and chemicals ($4.5 million) and higher labor and pension costs ($3.8 million), partially offset by lower fiber and wood costs ($7.3 million) due primarily to stumpage rebates in Ontario.

Net Gain on Fixed Assets and Land Sales and Corporate & Other Eliminations
Net gain on fixed assets and land sales and corporate and other eliminations are included in order to reconcile division sales and segment income (loss) to our total sales and operating income on our Consolidated Statements of Operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2006	2005	Change	2006	2005	Change

Net gain on fixed assets and land sales	$71.7	$9.8	$61.9	$100.5	$20.8	$79.7
Corporate & other eliminations:

Sales	(2.7)	(2.5)	(0.2)	(6.7)	(7.7)	1.0

Segment income (loss)	(10.3)	(0.9)	(9.4)	(13.1)	11.0	(24.1)

Net gain on fixed assets and land sales: During the three months and six months ended June 30, 2006, Bowater recorded a net pre-tax gain of $71.7 million, and $100.5 million, respectively, related primarily to the sale of timberlands. During the second quarter of 2006, we completed the sale of approximately 472,000 acres of timberlands in the U.S. and Canada, a small Canadian sawmill and some non-core fixed assets for total proceeds of $201.3 million. During the first quarter of 2006, we completed the sale of approximately 24,000 acres of timberlands and a small Canadian sawmill for total proceeds of $36.8 million. During the three and six months ended June 30, 2005, Bowater recorded a net pre-tax gain of $9.8 million, and $20.8 million, respectively, related to the sale of timberlands and fixed assets. The increase is primarily due to higher land sales in 2006 compared to 2005.
Corporate & other eliminations: The elimination of inter-segment sales for the three and six months ended June 30, 2006 did not change significantly from the comparable 2005 periods. The decreases in segment income (loss) during the three and six months ended June 30, 2006 is primarily due to lower gains on foreign currency hedges.
Interest Expense and Other Income
Interest expense remained constant at $49.3 million for the second quarter of 2005 and 2006. Interest expense decreased $0.8 million from $99.5 million for the six months ended June 30, 2005 to $98.7 million for the six months ended June 30, 2006. This decrease is primarily attributable to lower average debt balances during the 2006 period.
Other expense, net increased $1.5 million from $0.2 million during the second quarter of 2005 to $1.7 million during the second quarter of 2006. The increase in expense is primarily attributable to an increase in foreign currency exchange losses. Other income, net decreased $0.3 million from $5.1 million during the first six months of 2005 to $4.8 million during the first six months of 2006. The decrease in income is primarily attributable to an increase in foreign currency exchange losses and other miscellaneous expenses during 2006 partially offset by an increase in income from joint ventures.
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
In the fourth quarter of 2005, based on continued operating losses for our Canadian operations and current evaluation of available tax planning strategies, it was determined in accordance with Statement of Financial Accounting Standard No. 109 that we would record a tax charge to establish a valuation allowance against our remaining net Canadian deferred tax assets, which were primarily for loss carryforwards and tax credits in Canada. Additionally, any income tax benefit recorded on operating losses generated at certain of our Canadian operations for the balance of 2006 will likely be offset by establishing a 100% valuation allowance (tax charge) during 2006. To the extent we establish valuation allowances in future periods our overall effective income tax rate in those periods would be negatively impacted. To the extent that our Canadian operations losses become profitable, the impact of this valuation allowance would also lessen or reverse and positively impact our effective tax rate in those periods. During the three and six months ended June 30, 2006 certain of our Canadian operations had income tax benefits and tax credits of $42.1 million, or $0.73 per share and $55.6 million, or $0.97 per diluted share, respectively, that were entirely offset by tax charges to increase the tax valuation allowance. For the three and six months ended June 30, 2006, approximately $18.5 million and $32.0 million, respectively, of the valuation allowance related to net operating losses with the balance of the valuation allowance related to tax credits, foreign exchange and asset sales. During the first half of 2005, no valuation allowances were recorded related to income tax benefits generated during this period.
Bowater’s effective tax rate for the second quarter of 2006 was (160%) versus 64% for the second quarter of 2005. Our effective tax rate for the first six months of 2006 was (296%) versus 80% for the first six months of 2005. The effective tax rate for the three and six months ended June 30, 2006 was impacted primarily by the tax valuation charges as described above and the tax treatment on foreign currency gains and losses. The income tax rate for the three months ended June 30, 2006 benefited by approximately $10 million, primarily related to recent state and Canadian tax law changes and our forecasted tax rate. The effective income tax rate for both periods of 2005 were impacted primarily by the tax treatment on foreign currency gains and losses and by permanent tax differences that are not dependent on pre-tax income (losses).
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash provided from operations and available borrowings under our credit facilities, which are discussed in more detail below. We periodically review timberland holdings and sell timberlands. In the first six months of 2006, the sale of timberlands and other assets generating proceeds of $238.1 million has been a significant source of liquidity and has allowed us to reduce our total debt outstanding, net of the increase in cash, by $159.7 million. We believe that cash from operations and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations, capital expenditures and dividend payments for the next twelve months.
Cash From Operations
During the first six months of 2006 and 2005, Bowater had net losses of $29.4 million and $2.7 million, respectively. Cash provided by operating activities totaled $42.5 million in the first six months of 2006 compared to $51.4 million during the same period of 2005. Cash generated from operations decreased $8.9 million for the first six months of 2006 as compared to the same period in 2005, due to a number of factors including higher energy costs, a stronger Canadian dollar, lower production at the Thunder Bay mill as a result of the permanent shut down of the “A” kraft pulp line, lower production and higher maintenance costs at the Calhoun mill as they completed the conversion of one of their newsprint machines to a specialty paper machine. These higher costs were partially offset by increases in our product prices for most of our products. See also the “Product Line Information” and “Divisional Performance” sections of our “Management’s Discussion and Analysis”).
Working capital in the first six months of 2006 was negatively impacted by an increase in accounts receivable, which resulted primarily from higher pricing, and a decrease in accounts payable and accrued liabilities due to the timing of payments. These working capital changes were partially offset by lower inventory levels, primarily the result of the shutdown of the Thunder Bay “A” line and increased maintenance downtime in our Newsprint division. Working capital in the first six months of 2005 was impacted by an increase in accounts receivable primarily from higher pricing and timing of collection of our receivables, higher inventory levels to support export markets, and a decrease in accounts payable and accrued liabilities primarily due to the timing of payments.

Cash From (Used For) Investing Activities
Cash from (used for) investing activities totaled $147.5 million and $(27.1) million for the first six months of 2006 and 2005, respectively. The increase in cash from investing activities during the first six months of 2006 is due primarily to increased proceeds from land and asset sales, partially offset by increased capital expenditures. For the first six months of 2006, capital expenditures include $33.8 million associated with the conversion of a machine at our Calhoun mill to specialty paper production. Capital expenditures for both periods have been for compliance, maintenance and return-based projects. We expect to spend $220 million on capital projects in 2006, compared to projected depreciation expense of $325 million.
Cash Used for Financing Activities
Cash used for financing activities totaled $106.5 million and $3.0 million for the first six months of 2006 and 2005, respectively. Bowater paid cash dividends of $22.9 million, had net payments of $61.6 million on its short-term borrowings and net payments of $22.0 million on its long term debt during the first six months of 2006.
Credit Arrangements:
As of June 30, 2006, we had available borrowings on our credit facilities as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
Short-Term Bank Debt	Commitment	Outstanding	Available (1)	Date	Rate (2)

	(in millions, except for dates and interest rates)
US Credit Agreement	$415.0	$—	$345.4	05/11	n/a
Canadian Credit Agreement	$165.0	$—	$133.4	05/07	n/a

	$580.0	$—	$478.8

(1)	The commitment available under each of the revolving credit facilities is subject to covenant restrictions as described below and is reduced by outstanding letters of credit of $69.6 million for the US and $31.6 million for Canada. We also have letters of credit outstanding totaling $26.6 million that do not reduce our available commitment in the revolving credit facilities.

(2)	Borrowings under the revolving credit facilities incur interest based, at our option, on specified market interest rates plus a margin. No borrowings were outstanding under these credit facilities during the quarter.
On May 31, 2006, we established two new revolving credit facilities, which replaced both our current revolving credit facility and our 364-day accounts receivable securitization facility. We accomplished this by entering into (i) a five year Credit Agreement among Bowater as Borrower, several lenders, and Wachovia Bank, National Association, as Administrative Agent (the “US Credit Agreement”) and (ii) a 364-day Credit Agreement, along with its subsidiary Bowater Canadian Forest Products Inc. (“BCFPI”), among BCFPI as Borrower, Bowater as parent Guarantor, several lenders, and The Bank of Nova Scotia as Administrative Agent (the “Canadian Credit Agreement”).
The US Credit Agreement provides for a $415 million revolving credit facility with a scheduled maturity date of May 25, 2011. The US Credit Agreement is guaranteed by certain of our wholly-owned subsidiaries in the United States, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater and the guarantors (ii) pledges of 65% of the stock of certain of our foreign subsidiaries, and (iii) pledges of the stock of our U.S. subsidiaries that do not own mills or converting facilities. Availability under the US Credit Agreement is limited to 90% of the net consolidated book value of our accounts receivable and inventory, excluding BCFPI and its subsidiaries.

The Canadian Credit Agreement provides for a $165 million revolving credit facility with a maturity date of May 29, 2007, subject to annual extensions. The Canadian Credit Agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI. Availability under the Canadian Credit Agreement is limited to 65% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries. Financial covenants under both the US Credit Agreement and Canadian Credit Agreement are based upon our consolidated financial results and consist of the following two ratios:
▪	a maximum ratio of senior secured indebtedness (including all advances and letters of credit under the US and Canadian facilities, and any other indebtedness secured by assets of Bowater and its subsidiaries) to EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) of 1.25 to 1; and

▪	a minimum ratio of EBITDA (defined as EBITDA, plus gains (or minus losses) from asset dispositions) to interest expense of 2.00 to 1.
We believe we are in compliance with all of our covenants and other requirements set forth in our credit facilities.
Employees
As of June 30, 2006, Bowater employed 7,800 people, of whom 5,400 were represented by bargaining units. Labor agreements covering approximately 1,100 employees in the United States paper mills expire in 2007 and 2008. These employees are represented by the United Steelworkers union. A four-year labor agreement covering approximately 225 employees at our Thunder Bay woodlands operation was ratified on January 22, 2006. A new labor agreement, which will expire in April 2008, was finalized in the third quarter of 2006. This agreement covers approximately 200 employees at our Donnacona facility.
During 2005, labor agreements covering approximately 250 employees at three woodlands operations expired. During the second quarter of 2006, labor agreements covering approximately 850 employees at our Catawba and Saint-Félicien facilities expired. During July 2006, a labor agreement covering approximately 150 employees at our Mokpo facility expired. Although these labor agreements have expired, we consider relations with our employees to be good. Discussions between Bowater and the unions have begun, and we can provide no assurance regarding the outcomes or the timing of these negotiations or their effect on our operations.
Canadian-U.S. Dollar Exchange Rate Fluctuation Effect on Earnings
Nearly half of our manufacturing costs and certain financial liabilities are denominated in Canadian dollars. The majority of our sales are denominated in the currency of the country in which they occur. Accordingly, changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our tax and other financial liabilities denominated in Canadian dollars, our hedging levels, and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms.
We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. At June 30, 2006, we had $57 million of Canadian dollar forward contracts outstanding. Under applicable exchange rates, hedging levels and operating conditions that existed during the three months ended June 30, 2006, for every one-cent change in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for the three and six months ended June 30, 2006 would have been impacted by approximately $3.3 million and $6.7 million, respectively. For a description of our hedging activities, see Note 13 of the Notes to Consolidated Financial Statements included in this quarterly report.

Canadian Dollar Hedging Program
At June 30, 2006, we had approximately $5.2 million of unrealized gains recorded on our Canadian dollar hedging program compared to approximately $30.0 million of unrealized gains at December 31, 2005. This decrease resulted primarily from the expiration of hedging contracts during 2006, as noted above. As of June 30, 2006, the balance of our hedging contracts continues into the third quarter of 2006. These unrealized gains are classified in “Other current assets” or “Other assets” in our Consolidated Balance Sheet depending on the maturity date of the hedging contract.
Recent Accounting Pronouncements
Income Taxes
In June 2006, the Financial Accounting Standards Board, (“FASB“) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). The provisions of FIN No. 48 become effective for Bowater on January 1, 2007. FIN No. 48 prescribes a two-step process for the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have not yet completed our evaluation of the impact of adopting FIN No. 48 on our financial position.
Taxes Collected from Customers
In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The provisions of EITF Issue No. 06-03 become effective for Bowater on January 1, 2007. EITF Issue No. 06-03 concluded that the presentation of sales, use, value added and certain excise taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed in the financial statements. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. We have not yet completed our evaluation of the impact of adopting EITF Issue No. 06-03 on our results of operations or financial position.
Servicing of Financial Assets
In March 2006, the FASB issued Statement on Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 is effective for Bowater on January 1, 2007. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. We have not yet completed our evaluation of the impact of adopting SFAS 156 on our results of operations or financial position.
Hybrid Financial Instruments
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), an amendment of FAS 140 and FAS 133. SFAS 155 permits Bowater to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irrevocable. SFAS 155 will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after January 1, 2007. We have not yet completed our evaluation of the impact of adopting SFAS 155 on our results of operations or financial position.

Pensions – Proposed Guidance
In March 2006, the FASB issued for public comment an exposure draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” in order to improve existing reporting for defined benefit postretirement plans. The FASB expects to finalize a standard in September 2006 that would be effective for our 2006 fiscal year. The exposure draft would require Bowater to:
▪	recognize in the statement of financial position, the underfunded or overfunded status of postretirement plans measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation,

▪	recognize actuarial gains and losses and prior service cost and credits as a component of other comprehensive income,

▪	eliminate the early measurement date option,

▪	eliminate any remaining unrecognized transition asset or obligation, and

▪	modify disclosure requirements.
On July 26, 2006, the FASB met and agreed to defer the effective date of the year-end measurement date requirement until Bowater’s 2008 fiscal year. The FASB also reiterated its plans to issue a final standard by the end of September 2006 and to require balance-sheet recognition of the plan’s funded status for Bowater’s 2006 fiscal year.
Although not a final standard, we believe that if the exposure draft becomes effective in its current form, the recognition of the underfunded status of our postretirement plans could have a material impact on our shareholders’ equity.
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
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank and long-term debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We have a mix of fixed rate and variable rate borrowings. At June 30, 2006, we had $2.1 billion of fixed rate long-term debt and $283.5 million of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our short and long-term variable rate debt at June 30, 2006, of $283.5 million, a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $0.7 million.

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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
(b)	Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
a.	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

b.	On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency (“EPA”) alleging four violations of the Clean Air Act (“CAA”) at our Calhoun mill for which penalties in excess of $100,000 could be imposed. We have strong arguments that the Calhoun mill did not violate the CAA and continue to discuss these issues with the EPA.

c.	There have been no material developments to those legal proceedings described in our annual report on Form 10-K filed on March 13, 2006.

Item 1A. Risk Factors
Market conditions and our responses may result in adverse effects to our results of operations and financial condition
Most of our products are world-traded commodity products. Prices for our products have been volatile. We, like other participants in the forest products industry, have limited influence over the timing and extent of price changes for our products. Instead, these price changes depend primarily on industry supply and customer demand. Industry supply depends primarily on available manufacturing capacity, and customer demand depends on a variety of factors, including the health of the economy in general and the strength of both print media advertising and new home construction. The North American and global economies and the markets for our products weakened significantly over a period of several years and market conditions continue to be challenging. Industry statistics indicate that North American newsprint consumption has been declining. In 2005, year-over-year newsprint demand in North America declined by 5.5%. For the first six months of 2006, year-over-year newsprint demand in North America declined by 4.5%. We believe that this decline could continue due to conservation measures taken by publishers, reduced North American newspaper circulation, and substitution of other uncoated mechanical grades.
We are responding to current and projected market conditions. We have continued to curtail newsprint production at our Thunder Bay mill and coated paper production at our Nuway operations. In addition, we continue to look at opportunities to convert newsprint production to those publication papers with stronger growth characteristics. In 2005, we announced opportunities to convert a newsprint machine at each of our Calhoun and Thunder Bay mills into the production of other paper grades. We completed the conversion at our Calhoun mill, but have indefinitely suspended the conversion at our Thunder Bay mill. If existing market conditions continue or worsen, it may be necessary to further curtail production, permanently shut down idled machines, shut down or curtail production of other machines or facilities, or further delay or cancel conversion opportunities. Our annual goodwill impairment analysis includes assumptions about periods of operation, production levels, product pricing, product costs, market supply and demand, foreign exchange rates, and the likelihood of the Thunder Bay conversion. Although we currently do not believe we have an impairment, changes in these assumptions and our responses to market conditions could result in goodwill or long-lived asset impairment at the affected facilities. (See the discussion under the caption “Critical Accounting Policies and Estimates — Long-Lived Assets” in Item 7 of Bowater’s Annual Report on Form 10-K for the year ended December 31, 2005.) Any impairment, curtailment or shut down could materially affect our results of operations and financial condition, and any curtailment or shut down could also negatively impact our cash flows.
Intense competition in the forest products industry could adversely affect our operating results and financial condition
The markets for our products are all highly competitive. Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold. For example, during 2005, we announced three price increases totaling $105 per metric ton for newsprint sold in our North American markets. However, prevailing market conditions, including the actions of competing newsprint suppliers, limited the company’s rate of realization on those announced pricing adjustments. In addition, our industry is capital intensive, which leads to high fixed costs. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. We also believe that hardwood pulp capacity in South American pulp mills has unit costs that are significantly below those of our hardwood kraft pulp mills. We understand that Asian, particularly Chinese and Indian, newsprint capacity is increasing, which may result in lower prices, volumes or both for our exported products. Other actions by competitors, such as reducing costs or adding low-cost capacity, may adversely affect our competitive position in the products we manufacture and, consequently, our sales, operating income and cash flows.
Developments in alternative media could further adversely affect the demand for our products
Trends in advertising, electronic data transmission and storage, and the Internet could have further adverse effects on traditional print media, including our products and of those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television and the Internet, instead of newsprint, coated paper, uncoated specialty papers or other products made by us. Although we cannot predict their timing or extent, we believe these trends have adversely affected classified advertising. We also believe these trends have adversely affected newspaper circulation and, consequently, demand for newspaper advertising. To the extent that our customers devote their resources to other forms of media and advertising and electronic data transmission and storage instead of businesses that use our products, future demand for our products may be adversely affected. Adverse effects on the demand for our products may decrease our sales, operating income and cash flows.
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
Nearly half of our manufacturing costs and a small portion of our financial assets and liabilities are denominated in Canadian dollars. The majority of our sales are denominated in the currency of the country in which they occur, and only a small portion of our sales are denominated in Canadian dollars. Accordingly, we are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels, and the magnitude, direction and duration of changes in the exchange rate. For example, in some quarters Canadian dollar exchange rates may change less than one cent, while in others the change may be several cents or more. From January 1, 2006 to June 30, 2006, the relative value of the Canadian dollar increased from US$0.86 to US$0.90, peaking at US$0.91 in May 2006. Such increases in the value of the Canadian dollar versus the U.S. dollar can significantly increase our costs and thus reduce our earnings, which are reported in U.S. dollar terms.
Under the exchange rates, hedging levels and operating conditions that existed during 2005 and the first six months of 2006, for every one-cent increase in the Canadian-U.S. dollar exchange rate, our operating income, net of hedging, for 2005 would have been reduced by approximately $7.0 million, while our operating income, net of hedging, for the first six months of 2006 would have been reduced by approximately $6.7 million.
We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. We have entered into Canadian dollar forward contracts that will mature later this year. Based on exchange rates, hedging levels and operating conditions projected for the remainder of 2006, we project that a one-cent increase in the Canadian dollar exchange rate would reduce our operating income for the third quarter, net of hedging, by approximately $3.8 million.
If the Canadian dollar remains strong for an extended period of time, it could influence the foreign exchange rate assumptions that are used in our evaluation of goodwill impairment and, consequently, result in goodwill impairment charges. See the discussion under “Critical Accounting Policies and Estimates – Long-Lived Assets– Goodwill” in our Annual Report on Form 10-K.
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

Our manufacturing processes consume significant amounts of energy, which comprised approximately 15% of our 2005 and 2006 operating costs. Typically, we internally generate approximately half of our own energy needs and purchase the remaining energy from third-party suppliers. Of the energy needs that we purchased in 2005 and expect to purchase in 2006, approximately 71% and 61%, respectively, is spent on electrical purchases with the balance being primarily fossil fuels. In 2005, our costs for purchased energy increased by about $45 million, or 11%, as compared to 2004. In 2006, we anticipate that our total cost of purchased electricity will increase by approximately 2% as compared to 2005. While we are targeting to complete actions to reduce annual energy costs by approximately $20 million by the end of 2006 and have successfully implemented cost reduction measures in the past, we can provide no assurance that these actions will achieve the targeted results or otherwise be successful.
We are a major user of renewable natural resources such as water and wood. Accordingly, significant changes in climate and agricultural diseases or infestation could affect our financial condition and results of operations. The volume and value of timber that we can harvest or purchase may be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, flooding, other weather conditions and other causes. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes. Our supply of wood is also affected by factors that impact production levels within the lumber industry such as currency fluctuations, duties, harvesting restrictions and finished lumber prices. We experienced a restricted supply of third party sawmill wood chips to our Thunder Bay mill due to production levels within the industry during 2005 and had increased wood costs at several of our other mills. We may experience similar supply restrictions and increase in fiber costs in future periods.
Our substantial indebtedness could adversely affect our financial health and our efforts to reduce this indebtedness may not be successful
We have a significant amount of indebtedness. As of June 30, 2006, we had outstanding total debt of $2,401.0 million and shareholders’ equity of $1,148.9 million. Our substantial amount of debt could have important consequences. For example, it could:
•	limit our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes;

•	Limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.
We are attempting to reduce our indebtedness using the proceeds from the sale of timberlands and other assets, primarily in the southeastern United States and Eastern Canada. We can provide no assurance that we will be able to sell these assets for prices that would enable us to achieve our debt reduction target.
Our revolving credit facilities contain two financial covenants, which require us to maintain:
•	a maximum ratio of senior secured indebtedness (including all advances and letters of credit under the facilities, and any other indebtedness secured by assets of Bowater and its subsidiaries) to EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) of 1.25 to 1; and

•	a minimum ratio of Adjusted EBITDA (defined as EBITDA, plus gains (or minus losses) from asset dispositions) to interest expense of 2.00 to 1.
At June 30, 2006, we were in compliance with both of our financial covenants. We had no debt outstanding under our revolving credit facilities, but did have outstanding letters of credit under the facilities totaling approximately $101.2 million. As of June 30, 2006, Bowater had $478.8 million of availability under the facilities. Our continued compliance with these covenants is dependent on a number of factors, some of which are outside of our control. Should events occur that would result in noncompliance, we believe that a number of options would be available to us including, but not limited to, amending the credit facilities, obtaining a waiver or pursuing additional or alternative financing arrangements, but we cannot assure that these options would be available on attractive terms or at all.
We are exposed to changes in banking and capital markets and changes in interest rates
We require both short-term and long-term financing to fund our operations, including capital expenditures. Changes in banking, capital markets, or our credit rating could affect the cost or availability of financing. In addition, we are exposed to changes in interest rates with respect to (1) floating rate debt and (2) the interest rate of any new debt that we may issue. Changes in the capital markets or prevailing interest rates can increase or decrease the cost or availability of financing.
There can be no assurance that we will return to profitability
We incurred net losses for the 2004 and 2005 fiscal years and for the first six months of 2006. These losses occurred despite our completion of an aggressive cost savings initiative in 2004, continuing efforts to control costs in 2005, and the initiation in late 2005 of a cost reduction program that targets the realization of $80 million in annualized run rate savings by the end of 2006. In addition to our cost savings efforts, we implemented price increases for newsprint, coated and specialty papers in 2004 and 2005 and revenues increased from approximately $2.7 billion for 2003 to approximately $3.2 billion for 2004 and to approximately $3.5 billion for 2005. However, we still incurred net losses of $87.1 million for the 2004 fiscal year and $120.6 million for the 2005 fiscal year. While we will continue to identify and implement cost and cash savings initiatives and to seek opportunities to enhance our revenues, these steps may not be sufficient by themselves to enable us to return to profitability.
Changes in laws and regulations could adversely affect our results of operations
We are subject to a variety of foreign, federal, state and local laws and regulations dealing with trade, employees, transportation, currency controls, taxes and the environment. Changes in, or more stringent enforcement of, these laws or regulations or their interpretations have required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. For example, changes in environmental laws and regulations have in the past and could in the future require us to spend substantial amounts to comply with restrictions on air emissions, wastewater discharge, waste management and landfill sites, including remediation costs. Environmental laws are becoming increasingly more stringent. Consequently, our compliance and remediation costs could increase materially. For example, in April 1998, the Environmental Protection Agency promulgated new air and water quality standards for the paper industry, known as the Cluster Rule, aimed at further reductions of pollutants. Prior to 2004, we spent approximately $170 million to enable our Catawba, South Carolina facility to comply with the Cluster Rule. Another example is duties imposed on lumber shipments from Canada into the United States as discussed in the section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.
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
We may be subject to environmental liabilities
As an owner and operator of real estate and manufacturing and processing facilities, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability and damages to natural resources, resulting from past or present spills or releases of hazardous or toxic substances on or from our current or former properties (see “Legal Proceedings”). Such liability may extend to costs of installing and maintaining additional equipment or other modifications to control normal or extraordinary discharges. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of any spill or release of hazardous or toxic substances on or from our property, or at properties where we arranged for the disposal of regulated materials. Claims may arise out of currently unknown environmental conditions or aggressive enforcement efforts by governmental or private parties.
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on May 10, 2006. At the meeting:
1.	The following persons were elected as directors in Class I, to serve until the 2009 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld
Togo D. West, Jr.	48,760,045	863,753
Richard B. Evans	48,766,651	857,147
Bruce W. Van Saun	46,054,370	3,569,428
David J. Paterson	48,926,275	697,523
The terms of the directors in Class II will continue until the 2007 Annual Meeting of Stockholders, and the terms of the directors in Class III will continue until the 2008 Annual Meeting of Stockholders. The names of the Class II and Class III directors are included in, and are incorporated by reference to, the definitive proxy statement for our 2006 Annual Meeting of Stockholders, which was filed with the SEC on April 12, 2006.

2.	Our stockholders approved Bowater’s 2006 Stock Option and Restricted Stock Plan with 42,726,576 votes for, 3,496,109 votes withheld, 16,971 abstentions and 3,384,142 broker non-votes.

3.	Our stockholders ratified the appointment of KPMG LLP as the independent registered public accounting firm for the 2006 fiscal year with 49,417,381 votes for, 148,822 votes withheld and 57,595 abstentions.

Item 6. Exhibits
     (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
4.1	Credit Agreement, dated May 31, 2006, by and among Bowater Canadian Forest Products Inc., as Borrower; Bowater Incorporated, as Guarantor; several lenders and The Bank of Nova Scotia
4.2	Credit Agreement, dated as of May 31, 2006, by and among Bowater Incorporated, several lenders and Wachovia Bank, National Association
10.1	Agreement between Bowater Incorporated and Arnold M. Nemirow, dated May 10, 2007
10.2	Amended and Restated Change in Control Agreement between Bowater Incorporated and Ronald T. Lindsay, dated May 9, 2006
10.3	Employment Agreement between Bowater Incorporated and Ronald T. Lindsay, dated May 9, 2006
10.4	Amended and Restated Change in Control Agreement between Bowater Incorporated and William C. Morris, executed on August 1, 2006, effective as of November 1, 2005
10.5	Amended and Restated Change in Control Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 1, 2005
10.6	Employment Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 1, 2005.
10.7	Amended and Restated Change in Control Agreement between Bowater Incorporated and C. Randy Ellington, executed on August 1, 2006, effective as of January 26, 2005
10.8	Amended and Restated Change in Control Agreement between Bowater Incorporated and Joseph B. Johnson, executed on August 2, 2006, effective as of January 25, 2006
10.9	Employment Agreement between Bowater Incorporated and Joseph B. Johnson, executed on August 2, 2006, effective as of January 25, 2006
10.10	Bowater Incorporated Restricted Stock Unit Agreement between David J. Paterson and Bowater Incorporated, dated May 10, 2006*
10.11	Bowater Incorporated Non-Qualified Stock Option Agreements between David J. Paterson and Bowater Incorporated, dated May 1, 2006*
10.12	Second Amendment to the Bowater Incorporated Mid-Term Incentive Plan Effective as of January 1, 2003*
10.13	Change in Control Agreement between David J. Paterson and Bowater Incorporated, dated May 10, 2006*
10.14	Form of Bowater Incorporated Restricted Stock Unit Agreement — Bonus Units*
10.15	Form of Bowater Incorporated Restricted Stock Unit Agreement — Regular Award*
10.16	Form of Bowater Incorporated Performance-Based Vesting Restricted Stock Unit Agreement*
10.17	Form of Bowater Incorporated Non-Qualified Option Agreement*
10.18	Form of Bowater Incorporated 2004 Non-Employee Director Stock Unit Plan Award Agreement*
10.19	Fourth Amendment to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies As Amended and Restated Effective February 26, 1999*
10.20	Third Amendment to the Bowater Incorporated Benefits Equalization Plan As Amended and Restated Effective February 26, 1999*
10.21	Second Amendment to the Bowater Incorporated Compensatory Benefits Plan As Amended and Restated Effective February 26, 1999*
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed as exhibits to the Current Report on Form 8-K dated May 9, 2006, and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED

	By	/s/ William G. Harvey

William G. Harvey
Senior Vice President and Chief Financial Officer

	By	/s/ Joseph B. Johnson

Joseph B. Johnson
Vice President and Controller

Dated: August 8, 2006

BOWATER INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description
4.1	Credit Agreement, dated May 31, 2006, by and among Bowater Canadian Forest Products Inc., as Borrower; Bowater Incorporated, as Guarantor; several lenders and The Bank of Nova Scotia

4.2	Credit Agreement, dated as of May 31, 2006, by and among Bowater Incorporated, several lenders and Wachovia Bank, National Association

10.1	Agreement between Bowater Incorporated and Arnold M. Nemirow, dated May 10, 2007

10.2	Amended and Restated Change in Control Agreement between Bowater Incorporated and Ronald T. Lindsay, dated May 9, 2006

10.3	Employment Agreement between Bowater Incorporated and Ronald T. Lindsay, dated May 9, 2006

10.4	Amended and Restated Change in Control Agreement between Bowater Incorporated and William C. Morris, executed on August 1, 2006, effective as of November 1, 2005

10.5	Amended and Restated Change in Control Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 1, 2005

10.6	Employment Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 1, 2005.

10.7	Amended and Restated Change in Control Agreement between Bowater Incorporated and C. Randy Ellington, executed on August 1, 2006, effective as of January 26, 2005

10.8	Amended and Restated Change in Control Agreement between Bowater Incorporated and Joseph B. Johnson, executed on August 2, 2006, effective as of January 25, 2006

10.9	Employment Agreement between Bowater Incorporated and Joseph B. Johnson, executed on August 2, 2006, effective as of January 25, 2006

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.