Form 10-Q
period 2006-09-30
BOWATER INC
filed 2006-11-13
CIK 743368

OMB APPROVAL
                                                     OMB Number: 3235-0058
                                                     Expires: January 31, 2005
                                                     Estimated average burden
                                                     hours per response. . .2.50
                                                     ---------------------------
                                                          SEC FILE NUMBER
                                                               1-1872
                                                     ---------------------------
                                                             CUSIP NUMBER
                                                              102183100
                                                     ---------------------------
                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 12b-25

                           NOTIFICATION OF LATE FILING

(Check One): [ ] Form 10-K [ ]Form 20-F [ ]Form 11-K [x] Form 10-Q
             [ ] Form N-SAR

                  For Period Ended: September 30, 2006
                                    ------------------
                  [ ] Transition Report on Form 10-K
                  [ ] Transition Report on Form 20-F
                  [ ] Transition Report on Form 11-K
                  [ ] Transition Report on Form 10-Q
                  [ ] Transition Report on Form N-SAR
                  For the Transition Period Ended: ___________________


  Read Instruction (on back page) Before Preparing Form. Please Print or Type.

    Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification  relates to a portion of the filing checked above,  identify
the       Item(s)       to      which      the       notification       relates:
________________________________________________________________________________

PART I -- REGISTRANT INFORMATION
Bowater Incorporated
--------------------------------------------------------------------------------
Full Name of Registrant

N/A
--------------------------------------------------------------------------------
Former Name if Applicable

55 East Camperdown Way
--------------------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)

Greenville, South Carolina  29601
--------------------------------------------------------------------------------
City, State and Zip Code

PART II -- RULES 12b-25(b) AND (c)


If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

----------------------------------------------------------------------

     (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X} (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F,11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

     (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

          ----------------------------------------------------------------------

PART III -- NARRATIVE


State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period.

We changed our reportable segments during the third quarter of 2006. As such, we are required to perform an interim goodwill test on the existing reporting units prior to the change to the new reporting units. We are still in the process of completing our interim goodwill impairment analysis. Accordingly, the work necessary to complete our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 was not finished in a sufficient time to permit the timely filing of the Form 10-Q and could not have been completed without unreasonable effort or expense. We are working diligently to file our quarterly report on Form 10-Q for the quarter ended September 30, 2006 by November 14, 2006.

(Attach Extra Sheets if Needed)

PART IV-- OTHER INFORMATION


(1) Name and telephone number of person to contact in regard to this notification

 Duane A. Owens                       864                          282-9488
 --------------                       ---                          --------
      (Name)                      (Area Code)               (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no,
identify  report(s).                                           [X]Yes     [ ] No
________________________________________________________________________________


(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                                                  [X] Yes [ ] No


If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

As indicated in Part III of this Form 12b-25, we are still in the process of completing our interim goodwill impairment analysis. On October 26, 2006, we issued a news release announcing our financial results for the third quarter ended September 30, 2006, which included a net loss of $16.1 million, or $0.28 per share, as compared to a loss of $16.0 million, or $0.28 per share, for the third quarter of 2005. In that release, we noted that we expected our interim goodwill impairment analysis to result in a material non-cash charge. Although we are still working diligently to finalize the amount of this charge, we now estimate that our non-cash goodwill impairment charge will be in excess of $150 million, which is anticipated to have a corresponding, negative impact on our results for the third quarter of 2006.



                              Bowater Incorporated
--------------------------------------------------------------------------------
                  (Name of Registrant as Specified in Charter)


has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


Date    November 14, 2006     By /s/ Joseph B.Johnson,
        ------------------       --------------------------------------------
                               Joseph B. Johnson, Vice President and Controller

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

                                    ATTENTION

Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).