Form 10-Q
period 2006-09-30
BOWATER INC
filed 2006-11-14
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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
Large Accelerated Filer ☑      Accelerated Filer ☐      Non accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2006.

Class	Outstanding at November 1, 2006

Common Stock, $1.00 Par Value	55,932,236 Shares

BOWATER INCORPORATED
I N D E X

		Page Number
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005	3

	Consolidated Balance Sheets at September 30, 2006 and December 31, 2005	4

	Consolidated Statements of Capital Accounts for the Nine Months Ended September 30, 2006 and 2005	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	6

	Notes to Consolidated Financial Statements	7 – 23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 – 43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 6.	Exhibits	46

SIGNATURES		47
Exhibit 4.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of US dollars except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$875.9	$872.9	$2,668.5	$2,607.4
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	650.7	630.5	2,028.6	1,880.6
Depreciation, amortization and cost of timber harvested	80.8	82.5	243.1	245.9
Distribution costs	83.4	83.8	249.8	256.1
Selling and administrative expenses	47.9	41.0	127.2	121.0
Impairment and other related charges	246.4	—	246.4	11.9
Net gain on disposition of assets	(54.0)	(9.9)	(154.5)	(30.7)

Operating (loss) income	(179.3)	45.0	(72.1)	122.6
Interest expense	(50.8)	(50.0)	(149.5)	(149.5)
Other income, net	4.9	1.9	9.7	7.0

Loss before income taxes, minority interests, and cumulative effect of accounting change	(225.2)	(3.1)	(211.9)	(19.9)

Income tax benefit (provision)	9.9	(14.5)	(29.5)	(1.1)
Minority interests, net of tax	(0.8)	1.6	(1.5)	2.3

Loss before cumulative effect of accounting change	(216.1)	(16.0)	(242.9)	(18.7)

Cumulative effect of accounting change, net of tax	—	—	(2.6)	—

Net loss	$(216.1)	$(16.0)	$(245.5)	$(18.7)

Loss per share:
Basic loss per common share:
Loss before cumulative effect of accounting change	$(3.76)	$(0.28)	$(4.23)	$(0.33)
Cumulative effect of accounting change, net of tax	—	—	(0.05)	—

Net loss per share	$(3.76)	$(0.28)	$(4.28)	$(0.33)

Diluted loss per common share:
Loss before cumulative effect of accounting change	$(3.76)	$(0.28)	$(4.23)	$(0.33)
Cumulative effect of accounting change, net of tax	—	—	(0.05)	—

Net loss per share	$(3.76)	$(0.28)	$(4.28)	$(0.33)

Average number of shares outstanding (in millions):
Basic and diluted	57.4	57.4	57.4	57.4

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of US dollars except per-share amounts)

	September 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$120.8	$30.1
Accounts receivable, net	461.5	410.1
Inventories	356.0	365.8
Timberlands held for sale	7.9	123.1
Other current assets	29.9	61.2

Total current assets	976.1	990.3

Timber and timberlands	75.8	85.4
Fixed assets, net	2,915.7	3,049.1
Goodwill	592.9	794.1
Other assets	249.5	233.5

Total assets	$4,810.0	$5,152.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15.1	$22.2
Short-term bank debt	—	55.0
Accounts payable and accrued liabilities	515.2	487.3
Dividends payable	11.2	11.2

Total current liabilities	541.5	575.7

Long-term debt, net of current installments	2,366.3	2,400.0
Pension, other postretirement benefits and other long-term liabilities	547.3	572.9
Deferred income taxes	371.2	329.4
Minority interests in subsidiaries	62.5	58.9
Commitments and contingencies
Shareholders’ equity:
Common Stock, $1 par value. Authorized 100,000,000 shares; issued 67,528,308 and 67,529,294 shares at September 30, 2006 and December 31, 2005, respectively	67.5	67.5
Exchangeable Shares, no par value. Unlimited shares authorized; 1,434,130 and 1,434,445 shares outstanding September 30, 2006 and December 31, 2005	68.1	68.1
Additional paid-in capital	1,626.8	1,621.6
Retained (deficit) earnings	(180.1)	100.1
Accumulated other comprehensive loss	(175.3)	(156.0)
Treasury stock at cost, 11,601,601 and 11,605,074 shares at September 30, 2006 and December 31, 2005, respectively	(485.8)	(485.8)

Total shareholders’ equity	921.2	1,215.5

Total liabilities and shareholders’ equity	$4,810.0	$5,152.4

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF CAPITAL ACCOUNTS
(Unaudited, in millions of US dollars except share amounts)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

					Accumulated
			Additional	Retained	Other		Total
	Common	Exchangeable	Paid In	(Deficit)	Comprehensive	Treasury	Shareholders’
	Stock	Shares	Capital	Earnings	Loss	Stock	Equity

Balance at December 31, 2005	$67.5	$68.1	$1,621.6	$100.1	$(156.0)	$(485.8)	$1,215.5

Dividends on Common Stock ($0.60 per share)	—	—	—	(34.7)	—	—	(34.7)

Retraction of exchangeable shares (315 shares issued and exchangeable shares retracted)	—	—	0.1	—	—	—	0.1

Stock-based compensation costs for equity awards	—	—	5.1		—	—	5.1

Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (3,473 shares)	—	—	—	—	—	—	—

Comprehensive loss:

Net loss	—	—	—	(245.5)	—	—	(245.5)

Minimum pension liability	—	—	—	—	(5.1)	—	(5.1)

Foreign currency translation	—	—	—	—	4.0	—	4.0

Change in unrealized gain on hedged transactions, net of tax of $11.1	—	—	—	—	(18.2)	—	(18.2)

Total comprehensive loss							(264.8)

Balance at September 30, 2006	$67.5	$68.1	$1,626.8	$(180.1)	$(175.3)	$(485.8)	$921.2

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

					Accumulated
			Additional		Other		Total
	Common	Exchangeable	Paid In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Shares	Capital	Earnings	Loss	Stock	Equity

Balance at December 31, 2004	$67.4	$69.7	$1,618.2	$266.5	$(28.6)	$(485.9)	$1,507.3

Dividends on Common Stock ($0.60 per share)	—	—	—	(34.3)	—	—	(34.3)

Retraction of exchangeable shares (31,913 shares issued and exchangeable shares retracted)	—	(1.6)	1.6	—	—	—	—

Stock options exercised (69,000 shares)	0.1	—	1.8	—	—	—	1.9

Tax benefit on exercise of stock options	—	—	0.3	—	—	—	0.3

Amortization of unearned compensation	—	—	0.1	—	—	—	0.1

Restricted stock units cancellation (10,203 shares)	—	—	(0.4)	—	—	—	(0.4)

Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (2,615 shares)						0.1	0.1

Comprehensive loss:

Net loss	—	—		(18.7)	—	—	(18.7)

Minimum pension liability, net of tax of $0.5	—	—		—	(0.9)	—	(0.9)

Foreign currency translation	—	—	—	—	2.3	—	2.3

Change in unrealized gain on hedged transactions, net of tax of $29.0	—	—	—	—	(47.4)	—	(47.4)

Total comprehensive loss							(64.7)

Balance at September 30, 2005	$67.5	$68.1	$1,621.6	$213.5	$(74.6)	$(485.8)	$1,410.3

See accompanying notes to consolidated financial statements

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of US dollars except per-share amounts)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(245.5)	$(18.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	2.6	—
Stock-based compensation	1.8	0.1
Depreciation, amortization and cost of timber harvested	243.1	245.9
Impairment and other related charges	246.4	11.9
Deferred income tax provision (benefit)	21.6	(6.9)
Minority interests, net of tax	1.5	(2.3)
Pension contributions, net of pension benefit costs	(25.9)	(22.7)
Net gain on disposition of assets	(154.5)	(30.7)
Changes in working capital:
Accounts receivable	(51.4)	(55.9)
Inventories	6.8	(26.2)
Income tax receivables and payables	11.2	4.6
Accounts payable and accrued liabilities	21.2	42.4
Other, net	(10.6)	1.8

Net cash provided by operating activities	68.3	143.3

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(138.0)	(89.6)
Dispositions of assets, including timber and timberlands	296.5	33.7

Net cash provided by (used for) investing activities	158.5	(55.9)

Cash flows from financing activities:
Cash dividends, including minority interests	(34.7)	(34.3)
Short-term financing	370.9	413.9
Short-term financing repayments	(432.5)	(461.0)
Repurchase of long-term debt	(17.5)	—
Payments of long-term debt	(22.3)	(14.3)
Stock options exercised	—	1.9

Net cash used for financing activities	(136.1)	(93.8)

Net increase (decrease) in cash and cash equivalents	90.7	(6.4)
Cash and cash equivalents:
Beginning of year	30.1	29.7

End of period	$120.8	$23.3

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $2.8 and $0.6	$129.6	$124.4
Income taxes	$6.8	$1.0
See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Bowater Incorporated and subsidiaries (“Bowater,” also referred to as “we” or “our”). The consolidated balance sheet as of September 30, 2006, and the related statements of operations, capital accounts and cash flows for the periods ended September 30, 2006 and 2005 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes and critical accounting policies and estimates included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2006 presentation. In the first quarter of 2006, we adjusted the amount of goodwill allocated to the timberlands held for sale. As a result, goodwill allocated to timberlands held for sale decreased by $12.7 million and goodwill increased by the same amount compared to the amounts previously reported in our 2005 consolidated financial statements and related notes. The reclassifications had no effect on total shareholders’ equity or net loss.
We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”), as of January 1, 2006. SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS 154 did not have any effect on our consolidated financial position, results of operations or cash flows.
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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
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
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation costs on a straight-line basis over the requisite service period for the award in accordance with the provisions of SFAS 123R.
Prior to the adoption of SFAS 123R, we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for equity awards (excess tax benefits) as financing cash flows. There were no excess tax benefits arising from equity awards for the three and nine months ended September 30, 2006.
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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Unaudited, in millions, except per - share amounts)	2005	2005

Net loss as reported:	$(16.0)	$(18.7)
Add: Stock-based compensation expense included in net loss, net of tax	—	—
Deduct : Stock-based compensation expense determined under fair value method, net of tax	(1.4)	(4.3)

Pro forma net loss	$(17.4)	$(23.0)

Loss per share:
Basic, as reported	$(0.28)	$(0.33)
Basic, pro forma	(0.30)	(0.40)

Diluted, as reported	$(0.28)	$(0.33)
Diluted, pro forma	(0.30)	(0.40)

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
For purpose of the above disclosure, the fair value of each option granted in the three and nine months ended September 30, 2005 was estimated on the date of grant using the Black-Scholes-Merton (BSM) option-pricing model with the weighted average assumptions below.

Assumptions:
Expected dividend yield	2.2%
Expected volatility	29.0%
Risk-free interest rate	4.0%
Expected life (in years)	7.2

Weighted average fair value of each option	$11.16

We estimated the expected dividend yield, expected volatility and expected life of each stock option based upon historical experience. The risk-free rate of interest was based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the stock option. Forfeitures were recognized as they occurred.
Expense Information under SFAS 123R
The following table details the stock-compensation expense recorded in the Consolidated Statements of Operations by award:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2006	2005	2006	2005

Stock Options	$0.2	$—	$0.4	$—
Restricted Stock Units	2.9	—	4.8	0.1
EPRs	(0.5)	—	(3.4)	—
MTIP	—	—	—	—

Stock-based compensation expense	$2.6	$—	$1.8	$0.1

The following table details the tax (benefit) provision by award:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2006	2005	2006	2005

Stock Options	$—	$—	$(0.1)	$—
Restricted Stock Units	(0.7)	—	(1.1)	(0.1)
EPRs	0.1	—	0.8	—
MTIP	—	—	—	—

Tax benefit	$(0.6)	$—	$(0.4)	$(0.1)

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
Stock Plans
We currently have awards outstanding under four stock-based compensation plans: the 1997 Stock Option Plan, the 2000 Stock Option Plan, the 2002 Stock Option Plan, and the 2006 Stock Option and Restricted Stock Plan. All of these plans were approved by our shareholders. These plans authorized the grant of up to 8.4 million shares of our common stock in the form of incentive stock options, non-qualified stock options, restricted stock

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
units and equity participation rights. At September 30, 2006, approximately 2.4 million shares were available for grant under these Plans.
Stock Options
Stock options granted generally become exercisable over a period of two to three years. Unless terminated earlier in accordance with their terms, all options expire 10 years from the date of grant. Our Board of Directors approved the issuance of 350,630 stock options in May 2006, which either cliff vest after 32 months (100,630 shares) or vest ratably over 36 months (250,000 shares).
A summary of option activity under our stock plans as of September 30, 2006, and the changes during the nine months ended September 30, 2006, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number Of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
(Unaudited)	(000’s)	Price	Life (years)	($000)

Outstanding at December 31, 2005	5,067	$44
Granted during the period	351	27
Exercised during the period	—	—
Canceled during the period	(409)	40

Outstanding at September 30, 2006	5,009	$43	5.2	$—

Exercisable at September 30, 2006	4,672	$45	4.9	$—

In accordance with SFAS 123R, we estimated the fair value of each stock option on the date of grant using a BSM option-pricing formula, applying the following weighted-average assumptions, and amortize that value to expense over the option’s requisite service period using the straight-line attribution approach:

Assumptions:
Expected dividend yield	2.95%
Expected volatility	32.1%
Risk-free interest rate	5.1%
Expected life (in years)	6.1

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the measurement date. The expected life represents the period over which the share-based awards are expected to be outstanding; therefore, the expected life has been determined using historical experience. The risk-free rate of interest is based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the stock option. The expected volatility is based on an equal weighting of the historical volatility of our common stock (measured over a term approximating the expected life) and implied volatility from traded options on our common stock having a life of more than one year.
During the three and nine months ended September 30, 2006, all vested options had a strike price greater than the closing price of our common stock (i.e., were “out-of-the-money”). As a result, there were no stock option exercises during the first nine months of 2006. The total intrinsic value of stock options exercised was $0.9 million during the three and nine months ended September 30, 2005.
As of September 30, 2006, there was $2.4 million of unrecognized compensation cost related to stock option awards granted under our stock plans. The unrecognized cost is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Units

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
On May 10, 2006, we issued four separate grants of restricted stock units totaling 775,529 shares, of which 43,530 shares were performance-based awards. The performance-based awards cliff vest after 32 months. The remaining shares, which were service-based awards, cliff vest after 32 months (178,342 shares), 20 months (503,657 shares) or 12 months (50,000 shares). On August 7, 2006 and September 27, 2006, we issued grants of restricted stock units totaling 20,000 shares and 10,000 shares, respectively. These awards were all service-based awards that cliff vest after 36 months. No restricted stock units were granted in 2005.
A summary of the status of our restricted stock units as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Number Of Shares	Weighted Average Fair
(Unaudited)	(000’s)	Value at Grant Date

Outstanding at December 31, 2005	—	$—
Granted during the period	806	26
Vested during the period	(37)	26
Forfeited during the period	(26)	26

Outstanding at September 30, 2006	743	$26

As of September 30, 2006, there was $16.1 million of unrecognized compensation cost related to restricted stock units granted under our stock plans. The unrecognized cost is expected to be recognized over a weighted-average period of 1.5 years.
We have a policy of issuing treasury shares to satisfy share option exercises and the vesting of restricted stock units. The right to dividends declared are accrued during the vesting period and paid in cash to the employee upon the vesting of the restricted stock units, in accordance with our stock plans.
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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
Information with respect to rights granted under the EPR Plan as of September 30, 2006 is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Rights	Exercise	Contractual	Intrinsic
(Unaudited)	(000’s)	Price	Term	Value

Outstanding at December 31, 2005	2,173	$48
Granted during the period	—	—
Settled during the period	—	—
Canceled during the period	(133)	47

Outstanding at September 30, 2006	2,040	$48	3.7	$—

Exercisable at September 30, 2006	2,040	$48	3.7	$—

As of September 30, 2006, the fair value of our EPRs liability is $0.4 million. The fair value of each of our EPRs was estimated using a BSM option pricing model that uses the assumptions noted in the table below. The expected life of each EPR is based on a weighted-average of the observed historical exercise patterns and the midpoint of the remaining term of the EPR. Expected volatility is based on an equal weighting of the historical volatility of our common stock (measured over a term approximating the expected life) and implied volatility from traded options on our common stock having a life of more than six months or one year, as appropriate. The risk-free rate of interest is based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the EPR. The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the measurement date. These assumptions are evaluated and revised, as necessary, at each reporting date.
The fair value of each EPR was estimated using the BSM option-pricing model with the following assumptions:

	September 30,	January 1,
(Unaudited)	2006	2006

Assumptions:
Dividend yield	3.9%	2.6%
Expected volatility	30.8 - 32.7%	30.0 - 33.0%
Weighted average expected volatility	31.7%	30.1%
Risk-free interest rate	4.6 - 4.9%	4.1 - 4.4%
Expected EPR life in years	0.3 – 3.3	0.1 - 3.6
Weighted average fair value of EPRs	$0.21	$1.70
Fair value range of each EPR grant	$0.00 – 0.81	$0.01-4.60

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

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
linearly to a maximum payout of 45% of base salary, if Bowater’s TSR equals or exceeds 90% of the highest TSR in the peer group. Payouts under the discretionary component of the plan (up to 50% of the maximum award) may be awarded at the end of the plan cycle.
The MTIP plans are classified as liability plans under SFAS 123R since we have typically paid the award in cash. In accordance with SFAS 123R, liability plans are remeasured at fair value at each reporting period and the related income or expense is included in the consolidated statement of operations. The fair value of each award is estimated each reporting period using a Monte Carlo Simulation approach in a risk-neutral framework and includes ranges of assumptions for stock price volatility, risk-free interest rates, and expected dividends. Expected volatility is based on an equal weighting of the historical volatility of our common stock and implied volatility from traded options on our common stock and ranged from 27% to 32%. The risk-free rate of interest is based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected term of the MTIP and was approximately 5%. The expected dividend yield of 2% to 3% is based on the projected annual dividend payment per share divided by the stock price on the grant date. The fair value at January 1, 2006 and September 30, 2006 was nominal.
3. Impairment and Other Related Charges
Goodwill Impairment
During the third quarter, Bowater realigned its organizational structure from a divisional-based structure to a functional-based structure. Our reportable segments are now based on our primary product lines. As a result of current economic conditions and the current operating environment at our Thunder Bay site, including the asset impairment charge we took related to paper machine No. 3, and our organizational realignment, we performed an interim goodwill impairment test on our existing reporting units. We test our goodwill for impairment using a two-step methodology. As discussed below, this two-step methodology contains estimates and judgments that are subjective and difficult to apply, and thus they are inherently uncertain. Our management has reviewed these estimates with the Audit Committee of our Board of Directors.
The initial step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units, as defined under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, then goodwill of the reporting unit is considered to be impaired, and a second step must be performed to measure the amount of the impairment. Fair value is determined with the assistance of an independent third party. In making our determination of fair value, we rely primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units. Several of the key assumptions include periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation, weighted average cost of capital and capital spending. We derive these assumptions used in our valuation models from several sources. Many of these assumptions are derived from our internal budgets which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. Our products are commodity products, therefore, pricing is inherently volatile and often follows a cyclical pattern; the average price over a commodity cycle forms the basis of our product pricing assumption. We derive our pricing estimates from information generated internally, from industry research firms and other published reports and forecasts. Since performing our prior year impairment test, exchange rates have continued to climb to historically high levels. Given the current exchange rate environment, we believe a potential buyer would now consider a shorter-term view of exchange rates. Therefore, in this analysis, foreign exchange rates are based on a 2007 forecast followed by a gradual reversion to a 5-year historical average.
In addition to the assumptions discussed above, we determined the fair value of our Thunder Bay reporting unit utilizing a probability-weighted approach which assumes that a potential buyer of the facility would consider alternative courses of action in estimating the discounted cash flows. Courses of action that were probability-weighted in our fair value estimation include operating the Thunder Bay facility as it is currently operated, restarting paper machine No. 3, which has been permanently shut by us, but could be fully operational to a potential buyer of the facility, and converting one of the other newsprint machines to production of coated paper grades.
As a result of the continued strengthening of the Canadian dollar and a reduction in our estimated probability that a third-party would restart paper machine No. 3 or convert another machine, our interim goodwill impairment test related to our Thunder Bay facility, under both our current operating scenario and our probability-weighted scenario, indicated that the carrying value of the facility’s assets exceeded their fair value. Therefore, we proceeded with the second step of the impairment analysis in order to measure the amount of the impairment loss. Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts allocated to assets and liabilities is the implied fair value of goodwill. Fair value of Thunder Bay’s tangible and intangible assets was determined with the assistance of an independent third party. Our preliminary estimate of the implied fair value of goodwill related to our Thunder Bay facility was approximately $296.0 million; therefore, we recorded a goodwill impairment charge of $200.0 million. This goodwill impairment charge remains subject to finalization of our valuation reports. Any adjustment to our preliminary estimate will be recorded in the fourth quarter. No intangible assets were initially identified as part of our fair value review and is subject to change and finalization in the fourth quarter.
Asset Impairment
In 2003, we idled newsprint production on paper machine No. 3 at our Thunder Bay facility. Based on the continued decline of North American newsprint consumption through the third quarter of 2006, we now have no plans to restart the machine. Accordingly, we recorded a non-cash asset impairment charge of $18.9 million to write down the value of this paper machine to its estimated fair value which was determined using the discounted cash flow method.
During the third quarter of 2006, we decided to close the Benton Harbor operation. This close resulted in a review of the facility’s long-lived assets for impairment. As a result, we recorded a non-cash asset impairment charge of $23.5 million. An additional $4.0 million was also recorded for lease costs, contract termination costs and severance. Inventory write-downs totaling $0.4 million were recorded in cost of sales.
During the second quarter of 2005, we decided to permanently shut the original line at the Benton Harbor operation. This permanent shut resulted in a non-cash asset impairment charge of $11.9 million during the nine months ended September 30, 2005.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
4. Inventories

	September 30,	December 31,
(Unaudited, in millions)	2006	2005

At lower of cost or market:
Raw materials	$84.9	$100.4
Work in process	19.2	30.5
Finished goods	141.4	131.8
Mill stores and other supplies	122.3	114.9

	367.8	377.6
Excess of current cost over LIFO inventory value	(11.8)	(11.8)

	$356.0	$365.8

5. Other Income, Net
“Other income, net” in the Consolidated Statements of Operations includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2006	2005	2006	2005

Foreign exchange gain (loss)	$0.7	$(1.8)	$(2.3)	$(3.6)
Interest income	2.0	1.0	4.1	3.2
Income from joint venture	1.0	1.3	5.2	3.1
Charges related to repurchase of debt (See Note 11)	(0.5)	—	(0.5)	—
Miscellaneous income, net	1.7	1.4	3.2	4.3

	$4.9	$1.9	$9.7	$7.0

6. Timberlands Held For Sale
We are currently marketing for sale approximately 35,000 acres of timberlands in the United States and Canada. The sale of these timberlands is expected to be completed in 2006. The $7.9 million of timberlands held for sale on the Consolidated Balance Sheets are carried at cost as we expect the proceeds of the timberland sales to exceed the carrying value. There are no liabilities associated with the timberlands held for sale.
During the three months ended September 30, 2006, we sold approximately 23,000 acres of timberlands and other assets for proceeds of $58.4 million. During the three months ended June 30, 2006, we sold approximately 472,000 acres of timberlands, our Baker Brook sawmill and other assets for proceeds of $201.3 million. During the three months ended March 31, 2006, we sold approximately 24,000 acres of timberlands and our Dégelis sawmill for proceeds of $34.6 million.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
7. Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are as follows:

	September 30,	December 31,
(Unaudited, in millions)	2006	2005

Pension plan additional minimum liabilities (1) (2)	$(191.2)	$(186.1)
Foreign currency translation (3)	15.5	11.5
Unrealized gain on hedging transactions (4)	0.4	18.6

	$(175.3)	$(156.0)

(1)	Net of deferred tax benefit of $70.0 million and $66.8 million, respectively.

(2)	Net of minority interest.

(3)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(4)	Net of deferred tax expense of $0.3 million and $11.4 million, respectively.
8. Loss Per Share
The information required to compute net loss per basic and diluted share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2006	2005	2006	2005

Basic weighted-average number of common shares outstanding	57.4	57.4	57.4	57.4
Effect of potentially dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—

Diluted weighted-average number of common shares outstanding	57.4	57.4	57.4	57.4

No adjustments to net loss are necessary to compute net loss per basic and diluted share. The dilutive effect of potentially dilutive securities is calculated using the treasury stock method. Options to purchase 5.0 million shares for both the three and nine months ended September 30, 2006, and 5.1 million shares for both the three and nine months ended September 30, 2005, were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 0.7 million restricted stock units for the three and nine months ended September 30, 2006, were excluded from the calculation of diluted loss per share for the same reason.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
9. Pension and Postretirement Expense
The components of net periodic benefit costs relating to our pension and other postretirement (“OPEB”) plans are as follows for the three and nine-months ended September 30, 2006 and 2005:
Pension Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$10.5	$9.2	$32.4	$27.7
Interest cost	29.9	29.4	89.1	86.6
Expected return on plan assets	(30.8)	(28.5)	(91.0)	(84.8)
Amortization of prior service cost	1.3	1.0	4.1	1.9
Curtailment/settlement loss	8.8	—	13.4	—
Recognized net actuarial loss	8.0	4.1	25.7	12.2

Net periodic benefit cost	$27.7	$15.2	$73.7	$43.6

OPEB Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$1.1	$1.0	$3.1	$3.3
Interest cost	3.9	4.3	11.9	13.0
Amortization of prior service cost	(1.5)	(1.4)	(4.5)	(4.1)
Recognized net actuarial loss	2.1	2.1	6.1	6.4
Curtailment gain	(5.5)	(5.5)	(5.7)	(5.5)

Net periodic benefit cost	$0.1	$0.5	$10.9	$13.1

Since the measurement date of our pension and OPEB plans is 90 days prior to the start of our year, curtailment and settlement gains and losses that arise during the year are recorded on a 90-day lag.
During January 2006, Bowater announced its plans to permanently close the Thunder Bay “A” kraft pulp line in the second quarter of 2006 and eliminate approximately 225 positions. Impairment and severance related charges were recorded in the fourth quarter of 2005. In the first quarter of 2006, we recorded a pension plan curtailment loss of $4.6 million and an OPEB plan curtailment gain of $0.2 million in connection with the employee downsizing. Additionally, we recorded in the third quarter of 2006 a pension plan curtailment loss of approximately $0.9 million related to employees accepting a voluntary portion of the severance plan in April 2006. The elimination of employees resulted in a partial plan termination, which will result in a pension plan settlement loss of approximately $12 million in the future (upon settlement of the assets and liabilities).
In May 2006, certain employees received lump-sum payouts from the supplemental executive retirement plan. A settlement loss of $2.3 million was recorded in the third quarter of 2006.
In May 2006, Bowater approved changes to its defined benefit pension plan for its U.S. salaried employees. Benefits for certain employees will be frozen effective January 1, 2007 and will be replaced by a Company

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
contribution to a defined contribution plan. A curtailment loss of $3.9 million was recorded in the third quarter of 2006.
In June 2006, Bowater approved changes to its defined benefit pension plan for its Canadian salaried employees. Benefits for certain employees will be frozen effective January 1, 2008 and will be replaced by a Company contribution to a defined contribution plan. A curtailment loss of approximately $1.7 million was recorded in the third quarter of 2006.
In June 2006, Bowater approved changes to its OPEB plan for Canadian salaried employees. The OPEB plan was redesigned to phase out OPEB costs by the end of 2010 by increasing the retirees’ contributions from 20% to 100% over a four-year period beginning January 1, 2007. A curtailment gain of approximately $5.5 million was recorded in the third quarter of 2006.
In August 2006, certain employees received lump-sum payouts from the supplemental executive retirement plan. A settlement loss of approximately $0.3 million will be recorded in the fourth quarter of 2006.
In August 2006, accrued benefits from the director’s retirement plan were converted to the director’s deferred fee plan for certain directors in the form of stock based units. This conversion was treated as a settlement, and therefore, a settlement gain of approximately $0.1 million will be recorded in the fourth quarter of 2006.
Excluding the effect of the curtailment and settlement gains and losses noted above, these initiatives will result in a reduction of our previously calculated 2006 net periodic benefit costs of approximately $6.2 million ($5.8 million for pension and $0.4 million for OPEB). Approximately $2.3 million and $2.8 million of this reduction was recognized during the three and nine months ended September 30, 2006, respectively. The remainder will be recognized in the fourth quarter of 2006.
The OPEB curtailment gain of $5.5 million recorded in the third quarter of 2005 is associated with changes to certain post-retirement benefits in Canada.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
10. Income Taxes
The income tax benefit (provision) attributable to loss before income taxes, minority interests and cumulative effect of accounting change differs from the amounts computed by applying the United States federal statutory income tax rate of 35% as a result of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2006	2005	2006	2005

Loss before income taxes, minority interests and cumulative effect of accounting change	$(225.2)	$(3.1)	$(211.9)	$(19.9)

Expected income tax benefit	78.9	1.1	74.2	7.0
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	(18.2)	(5.1)	(73.8)	(5.1)
Tax reserve adjustment (2)	17.5	13.2	17.5	13.2
Foreign taxes (3)	1.0	1.5	36.9	7.6
Goodwill (4)	(70.0)	—	(78.6)	—
Foreign exchange	(2.1)	(17.2)	(23.4)	(9.4)
Other, net	2.8	(8.0)	17.7	(14.4)

Income tax benefit (provision)	$9.9	$(14.5)	$(29.5)	$(1.1)

(1)	For the three and nine months ended September 30, 2006, income tax benefits and tax credits of approximately $18.2 million and $73.8 million, respectively, generated primarily on certain of our Canadian operating losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. For the three and nine months ended September 30, 2006, approximately $13.3 million and $45.3 million, respectively, of the valuation allowance related to net operating losses with the balance of the valuation allowance related to tax credits, foreign exchange, impairment charges and asset sales. Included in the net $18.2 million valuation allowance in the third quarter of 2006 is a $1.5 million valuation allowance reversal for an item unrelated to the Canadian losses in which the statute of limitations expired during the quarter.

(2)	On a quarterly basis, we review tax reserves based on changes in tax law and changes in facts or circumstances. Bowater’s tax reserves are adjusted based on either an agreed determination of a particular matter, the expiration of the statute of limitations for a particular tax period or a change in facts or circumstances regarding the matter. We had tax reserves of $17.5 million and $13.2 million associated with various tax matters, on which the statute of limitations expired in the third quarter of 2006 and 2005, respectively. As such, we adjusted our income tax benefit by this amount in the third quarter of 2006 and 2005, respectively. Additionally, in the third quarter of 2006, the statute of limitations expired on tax reserves of $1.2 million related to a previous acquisition. As these reserves were acquisition related, goodwill was reduced by $1.2 million.

(3)	Foreign taxes in the first nine months of 2006 benefited by $15.2 million due to capital gains treatment of certain asset sales.

(4)	During the three and nine months ended September 30, 2006, we recorded a goodwill impairment charge of $200 million, which does not provide a tax benefit.
11. Long-term and Short-term Debt

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
On May 31, 2006, we entered into (i) a five year Credit Agreement among Bowater Incorporated (“Bowater”) as Borrower, several lenders, and Wachovia Bank, National Association, as Administrative Agent (the “US Credit Agreement”) and (ii) a 364-day Credit Agreement, along with its subsidiary Bowater Canadian Forest Products Inc. (“BCFPI”), among BCFPI as Borrower, Bowater as parent Guarantor, several lenders, and The Bank of Nova Scotia as Administrative Agent (the “Canadian Credit Agreement”).
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
The Canadian Credit Agreement provides for a $165 million revolving credit facility with a maturity date of May 29, 2007, subject to annual extensions. The Canadian Credit Agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI. Availability under the Canadian Credit Agreement is limited to 65% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries. Financial covenants under both the US Credit Agreement and Canadian Credit Agreement are based upon our consolidated financial results and consist of the following two ratios:
•	a maximum ratio of senior secured indebtedness (including all advances and letters of credit under the US and Canadian facilities, and any other indebtedness secured by assets of Bowater and its subsidiaries) to EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) of 1.25 to 1; and

•	a minimum ratio of EBITDA (defined as EBITDA, plus gains (or minus losses) from asset dispositions) to interest expense of 2.00 to 1.
We believe we are in compliance with all of our covenants and other requirements set forth in our credit facilities.
During August 2006, we repurchased approximately $15.6 million of our $250 million floating rate notes due March 15, 2010 for total cash consideration of approximately $15.8 million or a 1.4% premium over face value. During September 2006, we repurchased approximately $1.9 million of our $250 million 9% notes due August 1, 2009 for total cash consideration of approximately $2.0 million or a 3.7% premium over face value. In conjunction with these transactions, we recorded charges of approximately $0.5 million for premiums, fees and unamortized deferred financing fees. These charges for the early extinguishment of debt are included in “Other income, net” on the accompanying Consolidated Statements of Operations. The repurchases change long-term debt maturities in Year 2009 from $263.7 million to $261.8 million and in Year 2010 from $368.0 million to $352.4 million (See “Note 13. Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements” in Item 8 of Bowater’s Annual Report on Form 10-K for the year ended December 31, 2005).
During November 2006, we repurchased $95.3 million face value of our Series A, 10.625% notes due June 15, 2010 for total cash consideration of approximately $102.7 million or a 7.8% premium over face value. This repurchased debt had a book carrying value of $108.2 million and was comprised of the $95.3 million face value, plus $12.9 million related to the revaluation of Series A debt from the acquisition of Avenor in 1998. In addition to the premium charges of $7.4 million, we expect to record charges of approximately $0.1 million for unamortized deferred financing fees in the fourth quarter. We also expect to record a gain on the extinguishment of debt of approximately $12.9 million in the fourth quarter of 2006 associated with the revaluation of the debt as discussed above. Therefore, the net impact for the extinguishment of the Series A notes will be a net gain of approximately $5.4 million. The repurchase further reduces long-term debt maturities in Year 2010 to $257.1 million.
12. Commitments and Contingencies
Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.
There have been no material developments to those legal proceedings described in our annual report on Form 10-K filed on March 13, 2006 and our quarterly report on Form 10-Q filed on August 4, 2006.
Lumber Duties
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the United States became effective. The agreement provides for a return of a portion of the duties imposed by the United States. Through September 30, 2006, we paid duties totaling approximately $113.1 million. On November 10, 2006, Bowater received a refund of $103.9 million from Export Development Corporation (EDC), which purchased our rights associated with the refund of the duties. The amount of the refund represents substantially all of the funds that we expect to receive under the terms of its agreement with EDC. Our agreement with the EDC stipulates that we may have to refund the lumber duties to the EDC if the Canadian Government does not pass the final legislation and if the U.S. Customs and Border Patrol does not pay the EDC.
The agreement also provides for softwood lumber to be subject to one of two ongoing border measures, depending on the province of first manufacture. Beginning October 12, 2006, softwood lumber exports from all provinces (other than Maritime Provinces) will be subject to an export tax varying up to a maximum of 22.5% depending upon lumber prices and each province’s quantity of exports (Option A). We have been notified that the export tax for the Province of Quebec for October 2006 will be 5% as the export quantities shipped in October were well below the quota amounts. We anticipate paying an export tax of 15% for the rest of the fourth quarter, but that rate is subject to adjustment once actual quantities shipped are known. Bowater may receive a partial refund of the taxes it pays under Option A based on the difference between (i) the Option A export tax we paid and (ii) the Option B tax that would have applied provided total exports from the Option B province do not exceed the maximum Option B export volumes that would have been in place, but will not be able to determine the amount of this refund, if any, until December 2006 at the earliest. Beginning January 1, 2007, exports from certain provinces will instead be subject to volume limitations based on each province’s share of U.S. consumption and a combined export tax of up to 5% (Option B).
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
Canadian Dollar Forward Contracts
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
We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. The minimum time period we have hedged transactions is one month, and the maximum time period is two years. Our outstanding hedging contracts continue into the fourth quarter of 2006. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively. Hedge ineffectiveness associated with these Canadian dollar forward contracts and natural gas forward contracts was not material for the periods presented.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
Natural Gas Hedging Instruments
During the third quarter of 2006, we entered into commodity swap agreements under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. These swap agreements, which did not qualify for hedge accounting treatment during the third quarter, are considered financial hedges of our natural gas purchases and have been marked-to-market in the Consolidated Statements of Operations. As a result, approximately $0.1 million of pre-tax losses were recognized in earnings as of September 30, 2006.
The carrying amount of our derivative financial instruments approximates fair market value. Information regarding our Canadian dollar and natural gas swap contracts’ notional amount, fair market value, and range of exchange rates or natural gas prices of the contracts is summarized in the table below. The notional amount of these contracts represents the amount of foreign currencies or natural gas to be purchased or sold at maturity and does not represent our exposure on these contracts. The fair value of derivative financial instruments is based on current termination values or quoted market prices of comparable contracts.

		Net	Range Of
		Asset/(Liability)	U.S.$/CDN$
	Notional		Exchange Rates
As of September 30, 2006	Amount of	Fair Market	and Natural
(Unaudited, in millions of U.S. dollars)	Derivatives	Value	Gas Prices

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2006	$40.0	$0.6	.8811-.8923

Natural Gas Swap Agreements:
Due in 2006	$0.3	$—	$7.10 - 8.00
Due in 2007	0.7	(0.1)	7.40 - 8.62

	$1.0	$(0.1)	$7.10 - 8.62

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. The risk of counterparty nonperformance is considered to be remote, and no one financial institution has more than 39% of our derivative financial instruments.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited
The components of the cash flow hedges included in “Accumulated other comprehensive loss” are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2006	2005	2006	2005

Gains reclassified to earnings on matured cash flow hedges	$(5.0)	$(21.7)	$(34.2)	$(78.5)
Unrealized gains (losses) for change in value on unmatured cash flow hedges	0.5	16.5	4.9	2.1

	(4.5)	(5.2)	(29.3)	(76.4)
Income tax benefit	1.7	1.9	11.1	29.0

Net increase in “Accumulated other comprehensive loss”	$(2.8)	$(3.3)	$(18.2)	$(47.4)

14. Off-Balance Sheet Debt Guarantees
In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our Qualified Special Purpose Entities (QSPEs). Bowater guarantees approximately $7.7 million of the investor notes principal balance at September 30, 2006. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes’ principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $34.0 million and obligations of approximately $31.1 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable.
15. Segment Information
During the third quarter of 2006, Bowater announced that it was realigning its organizational structure to move from a division-based organization to one organized by function that supports and focuses on our multi-line manufacturing and sales across our mill base. As a result of this organizational realignment, our reportable segments have been changed based on how we internally manage our business, which is based on products that we manufacture and sell to external customers. Our primary product lines include—coated papers, specialty papers, newsprint, market pulp, and lumber. The segment information presented herein reflects our new reportable segments and prior year information has been recast to the current year presentation.
None of the income or loss items following “Operating (loss) income” in our Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by Bowater’s management. For the same reason, impairments, severance, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Stock-based compensation expense is, however, allocated to our segments. We also allocated depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.
Only assets which are identifiable by segment and reviewed by our management are allocated to segment assets. Allocated assets include trade accounts receivable, finished goods inventory at our paper mills and all inventory at our sawmills. All other assets are not identifiable by segment and are included in our Corporate and Other segment.
The following tables summarize information about segment profit and loss for the three and nine months ended September 30, 2006 and 2005 and segment assets as of September 30, 2006 and December 31, 2005:

BOWATER INCORPORATED
Notes to Consolidated Financial Statements – Unaudited

		Coated	Specialty		Market		Corporate	Consolidated
(Unaudited, in millions)		Papers	Papers	Newsprint	Pulp	Lumber	and Other	Total

Net Sales

Third Quarter	2006	$154.4	$153.9	$349.1	$144.2	$71.1	$3.2	$875.9

Third Quarter	2005	165.7	124.9	347.9	127.4	95.9	11.1	872.9

Nine Months	2006	$463.5	$426.6	$1,089.9	$410.3	$261.6	$16.6	$2,668.5

Nine Months	2005	464.1	358.0	1,055.1	408.2	298.0	24.0	2,607.4

		Coated	Specialty		Market		Corporate	Consolidated
(Unaudited, in millions)		Papers	Papers	Newsprint	Pulp	Lumber	and Other	Total

Operating Income (Loss) (1)

Third Quarter	2006	$15.6	$(1.4)	$30.9	$17.4	$(17.4)	$(224.4)	$(179.3)

Third Quarter	2005	32.7	3.0	23.4	(1.7)	(0.7)	(11.7)	45.0

Nine Months	2006	$60.3	$(26.8)	$67.1	$16.1	$(20.9)	$(167.9)	$(72.1)

Nine Months	2005	80.0	4.6	51.5	15.2	17.9	(46.6)	122.6

Assets

As of September 30, 2006		$60.4	$90.5	$258.3	$107.5	$93.5	$4,199.8	$4,810.0

As of December 31, 2005		56.5	60.2	239.2	93.8	109.9	4,592.8	5,152.4

(1)	Corporate and other operating loss includes net gains from land and other fixed asset sales of $54.0 million, $154.5 million, $9.9 million and $30.7 million for the three and nine months ended September 30, 2006 and the three and nine months ended September 30, 2005, respectively. Corporate and other also includes asset impairment and other related charges of $46.4 million and goodwill impairment of $200 million for the three and nine months ended September 30, 2006 and asset impairment and other related charges of $11.9 million for the nine months ended September 30, 2005.

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Organization
During the third quarter of 2006, Bowater announced that it was realigning its organizational structure to move from a division-based organization to one organized by function that supports and focuses on our multi-line manufacturing and sales across our mill base. As a result of this organizational realignment, our reportable segments have been changed based on how we internally manage our business, which is based on products that we manufacture and sell to external customers. Our primary product lines include—coated papers, specialty papers, newsprint, market pulp, and lumber. This Management’s Discussion and Analysis section reflects our new reportable segments and prior year information has been recast to the current year presentation. For further information regarding our segments, see Note 15 (Segment Information) of the Notes to the Consolidated Financial Statements included in this quarterly report.
Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data
Statements contained in this Form 10-Q that do not constitute historical financial results or other factual information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax and exchange rates. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those described under the caption “Risk Factors” in Part II of our quarterly report on Form 10-Q for the period ended June 30, 2006 and from time to time, in Bowater’s other filings with the Securities and Exchange Commission. In addition, other risks could adversely affect us, as it is not possible for us to predict or assess all risks. We disclaim any obligation to publicly update or revise any forward-looking statements even if our situation changes in the future.
Information about industry or general economic conditions contained in this report are derived from third party sources (e.g., the Pulp and Paper Products Council, RISI, Inc., and trade publications) that Bowater believes are widely accepted and accurate; however, Bowater has not independently verified this information and cannot provide assurances of its accuracy.
Accounting Policies and Estimates
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition on our unaudited Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in Bowater’s annual report on Form 10-K for the year ended December 31, 2005. Bowater’s critical accounting policies and estimates (except for goodwill, which has been updated below) are described under the caption “Critical Accounting Policies and Estimates” in Item 7 of Bowater’s annual report on Form 10-K for the year ended December 31, 2005.
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

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policy — Goodwill
During the third quarter, Bowater realigned its organizational structure from a divisional-based structure to a functional-based structure. Our reportable segments are now based on our primary product lines. As a result of current economic conditions and the current operating environment at our Thunder Bay site, including the asset impairment charges we took related to paper machine No. 3, and our organizational realignment, we performed an interim goodwill impairment test on our existing reporting units. We test our goodwill for impairment using a two-step methodology. As discussed below, this two-step methodology contains estimates and judgments that are subjective and difficult to apply, and thus they are inherently uncertain. Our management has reviewed these estimates with the Audit Committee of our Board of Directors.
The initial step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units, as defined under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, then goodwill of the reporting unit is considered to be impaired, and a second step must be performed to measure the amount of the impairment. Fair value is determined with the assistance of an independent third party. In making our determination of fair value, we rely primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units. Several of the key assumptions include periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation, weighted average cost of capital and capital spending. We derive these assumptions used in our valuation models from several sources. Many of these assumptions are derived from our internal budgets which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. Our products are commodity products, therefore, pricing is inherently volatile and often follows a cyclical pattern; the average price over a commodity cycle forms the basis of our product pricing assumption. We derive our pricing estimates from information generated internally, from industry research firms and other published reports and forecasts. Since performing our prior year impairment test, exchange rates have continued to climb to historically high levels. Given the current exchange rate environment, we believe a potential buyer would now consider a shorter-term view of exchange rates. Therefore, in this analysis, foreign exchange rates are based on a 2007 forecast followed by a gradual reversion to a 5-year historical average.
In addition to the assumptions discussed above, we determined the fair value of our Thunder Bay reporting unit utilizing a probability-weighted approach which assumes that a potential buyer of the facility would consider alternative courses of action in estimating the discounted cash flows. Courses of action that were probability-weighted in our fair value estimation include operating the Thunder Bay facility as it is currently operated, restarting paper machine No. 3, which has been permanently shut by us, but could be fully operational to a potential buyer of the facility, and converting one of the other newsprint machines to production of coated paper grades.
As a result of the continued strengthening of the Canadian dollar and a reduction in our estimated probability that a third-party would restart paper machine No. 3 or convert another machine, our interim goodwill impairment test related to our Thunder Bay facility, under both our current operating scenario and our probability-weighted scenario, indicated that the carrying value of the facility’s assets exceeded their fair value. Therefore, we proceeded with the second step of the impairment analysis in order to measure the amount of the impairment loss. Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts allocated to assets and liabilities is the implied fair value of goodwill. Fair value of Thunder Bay’s tangible and intangible assets was determined with the assistance of an independent third party. Our preliminary estimate of the implied fair value of goodwill related to our Thunder Bay facility was approximately $296.0 million; therefore, we recorded a goodwill impairment charge of $200.0 million. This goodwill impairment charge remains subject to finalization of our valuation reports. Any adjustment to our preliminary estimate will be recorded in the fourth quarter. No intangible assets were initially identified as part of our fair value review and is subject to change and finalization in the fourth quarter.

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The above-listed assumptions used in our valuation models are interrelated. The continuing degree of interrelationship of these assumptions is, in and of itself a significant assumption. Because of the interrelationships among these assumptions, we do not believe it would be meaningful to provide a sensitivity analysis on any of these individual assumptions. However, one key assumption in our valuation model is the weighted average cost of capital. If the weighted average cost of capital, which is used to discount the projected cash flows, was lower, the measure of the fair value of our assets would increase. Conversely, if the weighted average cost of capital was higher, the measure of the fair value of our assets would decrease. If our estimate of the weighted average cost of capital were to increase by 25 basis points, the excess of the fair values of each of the reporting units, excluding Thunder Bay, would continue to exceed their carrying value amounts. The impact of this increase to our Thunder Bay reporting unit would cause us to increase our goodwill write-off for Thunder Bay by approximately 12%. Another key assumption in our valuation model is foreign exchange. Continuation of a strong Canadian dollar could have a significant impact on the 5-year historical average and negatively impact future valuations.
Our required goodwill impairment test is performed in the fourth quarter of each year. We will complete our goodwill impairment test in the fourth quarter of 2006 based on our new reporting structure and reporting units.
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
Overview of Financial Performance
Our net loss for the third quarter of 2006 was $216.1 million, or $3.76 per diluted share, as compared to a net loss of $16.0 million, or $0.28 per diluted share, for the same period in 2005. Our sales in the third quarter of 2006 were $875.9 million, a marginal increase from the third quarter of 2005 and a slight decrease from the second quarter of 2006. During the third quarter of 2006, transaction prices rose for our specialty papers, newsprint and market pulp product groups, while coated paper and lumber transaction prices were lower than the third quarter of 2005 and second quarter of 2006. Shipments increased for specialty papers in the third quarter of 2006 compared to the third quarter of 2005 and the second quarter of 2006 due to the introduction of the new freesheet hybrid product at our Calhoun mill in July 2006. Shipments for coated papers were flat in the third quarter of 2006 compared to the third quarter of 2005 and the second quarter of 2006. Shipments of newsprint were significantly lower compared to the third quarter of 2005 and the second quarter of 2006 due to the conversion of newsprint capacity to specialty grades at our Calhoun mill and due to curtailment, beginning September 16th, of paper production at our Thunder Bay, Ontario facility. We restarted one of the paper machines during the week of October 16th, but have not made a decision at this point to restart the second machine, which has an annual capacity of 140,000 metric tons. Shipments of lumber were also lower compared to the third quarter of 2005 and second quarter of 2006 due to weak demand in the housing construction market. Shipments of market pulp decreased from the same two prior periods due to increased internal consumption and the permanent closure of our Thunder Bay “A” kraft pulp mill on May 1, 2006.
Our costs during the third quarter of 2006, as compared to the third quarter of 2005, increased by $20.2 million, primarily due to the stronger Canadian dollar ($23.1 million), which increased from an average rate of US$0.83 to US$0.89, lower production volumes ($19.0 million), reduced benefits from our Canadian hedging program ($16.7 million) and higher chemical costs ($5.1 million). These higher costs were partially offset by lower maintenance costs ($5.7 million), wood and fiber costs ($5.7 million), labor costs ($3.4 million), energy costs ($2.9 million), and lower depreciation ($2.2 million). Our previously announced $80 million cost reduction program is fully implemented. During the third quarter of 2006 we have achieved approximately $24.0 million of savings under this program, putting us over the $80 million target on an annualized basis. These cost savings have helped offset our increased input costs. More information regarding changes in our manufacturing and other costs during the third quarter of 2006 is contained below in the section entitled “Consolidated Results of Operations.” In addition, we recorded impairment and other related charges of $246.4 million and $0.4 million in cost of sales during the third quarter associated with the impairment of goodwill at our Thunder Bay, Ontario facility, the closure of our Benton Harbor, Michigan facility and the impairment of paper machine No. 3 at our Thunder Bay, Ontario facility. We also recorded a net gain on the disposition of assets of $54.0 million associated with our ongoing land sales. Our cash flows from operating

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
activities and asset sale proceeds for the third quarter of 2006 were greater than our capital spending and dividends by $25.0 million, contributing to a debt reduction of $19.6 million, or $26.8 million, net of cash. In the third quarter of 2006, we spent approximately $47.4 million on capital projects.
Market Outlook
Coated mechanical demand improved in North America in the third quarter of 2006. In September 2006, North American demand was up 5.8% during the third quarter of 2006 compared to the same period last year. Operating rates during the quarter were 96%, but industry inventories at the mill level were five days or 93,000 tons higher than last year. Offshore imports of coated mechanical grades were up 28% for the third quarter. The high level of inventories and offshore imports, has led to weakened pricing. Our prices for coated papers have dropped 7.2% in the third quarter of 2006 as compared to the same period in 2005. During the quarter, we made the decision to close our Benton Harbor facility. Previous to this closure, our Benton Harbor and Covington facilities were running at approximately 50% capacity. This closure will allow us to operate one site more efficiently and reduce costs while continuing to serve our Nuway customers effectively.
Demand for supercalendered high gloss grades during the third quarter of 2006 decreased 1.6% compared to last year. Operating rates for North America were 87% and mill inventories at the end of September 2006 are 7.6% above last year. Standard and lightweight uncoated mechanical paper demand was up 3.3% for the third quarter of 2006 compared to third quarter of 2005. This demand increase was driven by a 22% increase in superbrite papers shipments and a 21% increase in bulky book shipments. Other uncoated mechanical mill inventories were normal in the quarter. Substitution pressure from the slowing uncoated freesheet market has begun to affect pricing in these grades. Our conversion of a machine at our Calhoun, Tennessee facility from newsprint to specialty paper production was completed at the end of the second quarter. The machine began production in July and is exceeding our expectations for cost and quality. This product takes advantage of the multiple fiber streams we have at our Calhoun facility.
Newsprint consumption in the United States declined 7.9% in the third quarter of 2006 compared to the same period in 2005, reflecting continuing conservation measures taken by publishers, reduced North American newspaper circulation, lower advertising linage and substitution in some applications by other uncoated mechanical grades. We have been responding to the negative trend in North American consumption by continuing to enhance our product mix, including continued conversion of newsprint production into publication papers with stronger growth characteristics, and increasing exports to the global market. We also temporarily curtailed production of newsprint at our high-cost Thunder Bay, Ontario facility to match lowered demand.
Global pulp shipments are up nearly 5% year-to-date. Producer inventories at the end of September 2006, at 29 days, are low. Overall, the market is strong, especially in softwood grades. Our average price, for all grades, was up $37 per ton in the third quarter of 2006. We have informed our North American and European customers of a $20 per ton price increase on hardwood grades effective on November 1, 2006.
Lumber markets have been very weak due to reduced lumber demand driven mostly by residential housing construction. Housing starts fell year-over-year by almost 18% in September to an annual level of about 1.8 million. In addition to the weak market, lumber prices have decreased 14.7% in the third quarter of 2006 as compared to the same period in 2005. Bowater is operating with shortened schedules due to the weak lumber demand and poor pricing.
Our Outlook
We expect continued progress in manufacturing improvements in the fourth quarter. However, the fourth quarter is typically a high energy and fiber cost quarter due to the impact of inclement weather at our Northern facilities. As announced in September, we curtailed our paper production at our Thunder Bay, Ontario facility. We restarted one of the paper machines during the week of October 16th, but have not made a decision at this point to restart the second 140,000 ton per year machine. We expect the curtailment of the paper machine to impact operations by approximately $2 to $3 million per month that production remains curtailed.
During the third quarter of 2005, we announced an $80 million cost reduction program. The cost reduction program is centered on reducing our purchased energy requirements, achieving additional operational efficiencies, and lowering our selling, general and administrative expense. As of the end of the third quarter, Bowater has put into place all of the

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
necessary actions required to achieve the $80 million cost reduction program. We believe there is potential to achieve additional cost savings of $10 per ton across our 5.5 million ton platform by implementing best practice manufacturing techniques.
In the fall of 2005, we announced our intention to sell certain assets, primarily timberlands, which were expected to generate proceeds of $300 million, mostly in 2006. During the first nine months of 2006, we generated cash proceeds of $296.5 million primarily from the sale of approximately 519,000 acres of timberlands in the U.S. and Canada and two small Canadian sawmills. Proceeds from these asset sales have contributed to debt reduction, net of cash, of $186.5 million. Since the program’s announcement, we have generated approximately $340 million of proceeds and expect an additional $200 million in proceeds from this program by the end of 2007.
An agreement to settle the softwood lumber dispute between the United States and Canada was finalized in October 2006. Through September 30, 2006, we have paid softwood lumber duties totalling approximately $113.1 million. On November 10, 2006, Bowater received a refund of $103.9 million from EDC, which purchased our rights associated with the refund of the duties. The amount of the refund represents substantially all of the funds that we expect to receive under the terms of its agreement with EDC. Our agreement with the EDC stipulates that we may have to refund the lumber duties to the EDC if the Canadian Government does not pass the final legislation and if the U.S. customs Border Protection does not pay the EDC.
In 2005, we announced a strategic plan to convert a newsprint machine at our Thunder Bay, Ontario mill into the production of coated paper grades. In July 2006, we announced our decision to indefinitely suspend the Thunder Bay conversion project. Although we believe this project is worthwhile in the long term, our near-term goal remains on debt reduction, and current conditions in Ontario, including high energy costs and the strong Canadian dollar, have caused us to indefinitely suspend this project. We believe our operations continue to be positioned to deliver quality products and that capital reinvestment in the business can be held to appropriate levels. We expect to spend approximately $200 million on capital projects in 2006, or approximately $65 million in the fourth quarter, compared to projected depreciation expense of $325 million for the year.
Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2006	2005	Change	2006	2005	Change

Sales	$875.9	$872.9	$3.0	$2,668.5	$2,607.4	$61.1
Operating (loss) income	(179.3)	45.0	(224.3)	(72.1)	122.6	(194.7)

Significant items that increased (decreased) operating (loss) income:
Product pricing			$33.8			$123.4
Distribution costs			(1.4)			1.5
Manufacturing costs			(47.5)			(202.7)
Impairment and other related charges			(246.4)			(234.5)
Selling and administrative expenses			(6.9)			(6.2)
Net gain on disposition of assets			44.1			123.8

			$(224.3)			$(194.7)

Three months ended September 30, 2006 versus September 30, 2005

Sales increased in the third quarter of 2006 as compared to the third quarter of 2005 due primarily to higher transaction prices for specialty papers, newsprint and market pulp and increased shipments of coated papers and specialty papers, partially offset by lower transaction prices for coated papers and lumber and lower shipments of newsprint, market pulp and lumber, as further noted in the “Segment Results of Operations” section.

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating income decreased to an operating loss in the third quarter of 2006 as compared to the third quarter of 2005. The above table analyzes the major items that contributed to the decreased operating (loss) income. A brief explanation of these major items follows:
Product pricing for our specialty papers, newsprint and market pulp product groups was higher in the third quarter of 2006 as compared to the third quarter of 2005. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of product pricing and shipments.
Manufacturing costs were higher in the third quarter of 2006 as compared to the same period of 2005 resulting primarily from a stronger Canadian dollar ($23.1 million), lower production volumes ($19.0 million), reduced benefits from our Canadian hedging program ($16.7 million) and higher chemical costs ($5.1 million), offset by lower wood and fiber costs ($5.7 million), lower maintenance costs ($5.7 million), lower labor costs ($3.4 million), lower energy costs ($2.9 million) and lower depreciation ($2.2 million).
Impairment and other related charges relates to the impairment of goodwill at our Thunder Bay, Ontario facility ($200.0 million), the close of our Benton Harbor, Michigan facility ($27.5 million) and the write-down of paper machine No. 3 at our Thunder Bay, Ontario facility ($18.9 million).
Net gain on disposition of assets relates primarily to land sales. The increase is due to higher land sales in the third quarter of 2006 compared to the third quarter of 2005. During the third quarter of 2006, we received proceeds of $58.4 million, resulting in a net gain of $54.0 million, primarily for the sale of 23,000 acres of timberlands in the U.S. and Canada.
Nine months ended September 30, 2006 versus September 30, 2005

Sales increased in the first nine months of 2006 as compared to the same period of 2005 due primarily to higher transaction prices for specialty papers, newsprint and market pulp and increased shipments of coated papers and specialty papers, partially offset by lower transaction prices for coated papers and lumber and lower shipments of newsprint, market pulp and lumber as further noted in the “Segment Results of Operations” section.
Operating income decreased to an operating loss in the first nine months of 2006 as compared to the same period of 2005. The above table analyzes the major items that contributed to our decreased operating (loss) income. A brief explanation of these major items follows:
Product pricing for our specialty papers, newsprint and market pulp product groups was higher in the first nine months of 2006 as compared to the same period of 2005. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of product pricing and shipments.
Manufacturing costs were higher in the first nine months of 2006 as compared to the same period of 2005 resulting primarily from a stronger Canadian dollar ($80.2 million), reduced benefits from our Canadian hedging program ($44.3 million), lower production volumes ($41.7 million), higher maintenance costs ($16.4 million), higher energy costs ($12.3 million), higher labor costs ($8.4 million), higher chemical costs ($7.9 million), offset by lower wood and fiber costs ($18.2 million) and lower depreciation costs ($4.8 million).
Impairment and other related charges relates to impairment of goodwill at our Thunder Bay, Ontario facility ($200 million), the close of our Benton Harbor, Michigan facility ($27.5 million) and the write-down of a paper machine at our Thunder Bay, Ontario facility ($18.9 million). During the second quarter of 2005, Bowater management decided to permanently shut the original line at our Benton Harbor, Michigan facility. This permanent shut resulted in a non-cash asset impairment charge of $11.9 million for the nine months ended September 30, 2005.
Net gain on fixed assets and land sales relates primarily to land sales. The increase is due to higher land sales in the first nine months of 2006 compared to the same period of 2005. During the first nine months of 2006, we received proceeds of $296.5 million, resulting in a net gain of $154.5 million, primarily for the sale of 382,000 acres of timberlands in Canada, 137,000 acres of timberlands in the U.S. and two small Canadian sawmills.

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Segment Results of Operations
During the third quarter of 2006, Bowater announced that it was realigning its organizational structure to move from a division-based organization to one organized by function that supports and focuses on our multi-line manufacturing and sales across our mill base. As a result of this organizational realignment, our reportable segments have been changed to reflect how we internally manage our business, which is based on products that we manufacture and sell to external customers. Our primary product lines include—coated papers, specialty papers, newsprint, market pulp, and lumber. This Management’s Discussion and Analysis section reflects our new reportable segments, and prior year information has been recast to the current year presentation. For further information regarding our segments, see Note 15 (Segment Information) of the Notes to the Consolidated Financial Statements included in this quarterly report.
In general, our products are globally-traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates.
COATED PAPERS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2006	2005	Change	2006	2005	Change

Sales	$154.4	$165.7	$(11.3)	$463.5	$464.1	$(0.6)
Segment income	15.6	32.7	(17.1)	60.3	80.0	(19.7)

Significant items that decreased segment income:
Product pricing			$(11.6)			$(3.0)
Distribution costs			(1.8)			(2.7)
Manufacturing costs			(3.3)			(13.4)
Selling and administrative expenses			(0.4)			(0.6)

			$(17.1)			$(19.7)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Average prices (per short ton)	$762	$821	$777	$782
Shipments (thousands of short tons)	202.6	201.8	596.8	593.2
Downtime (thousands of short tons)	10.1	10.3	46.1	55.3
Inventory at end of period (thousands of short tons)	40.0	21.3	40.0	21.3

Three months ended September 30, 2006, versus September 30, 2005

Sales decreased in the third quarter of 2006 as compared to the third quarter of 2005 primarily as a result of a 7.2% lower average transaction price for coated paper. During the quarter North American inventories remain above historical averages, resulting in weakened pricing. The lower average transaction price was partially offset by a marginal increase in shipments in the third quarter of 2006 as compared to the third quarter of 2005.
Segment income decreased in the third quarter of 2006 as compared to the third quarter of 2005 primarily as a result of lower product pricing noted above, and higher manufacturing costs. Manufacturing costs were impacted by higher wood and fiber costs ($1.1 million), higher chemical costs ($1.0 million) and lower production volumes ($0.6 million), partially offset by lower energy costs ($0.2 million).

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Inventory levels were higher at the end of the third quarter of 2006 as compared to the end of the same period in 2005 due to increased production levels and general market conditions. However, these inventory levels are down from the second quarter of 2006 and the year ended December 31, 2005.
Nine months ended September 30, 2006, versus September 30, 2005

Sales decreased in the first nine months of 2006 as compared to the first nine months of 2005 primarily as a result of a lower average transaction price for coated paper due to general market conditions. The lower average transaction price was partially offset by a marginal increase in shipments in the first nine months of 2006 compared to the first nine months of 2005.
Segment income decreased in the first nine months of 2006 as compared to the first nine months of 2005 primarily as a result of lower product pricing noted above and higher manufacturing costs. Manufacturing costs were impacted by higher wood and fiber costs ($4.7 million), higher maintenance costs ($3.1 million), higher chemical costs ($2.4 million), and higher energy costs ($1.0 million). These increased manufacturing costs were partially offset by lower labor costs ($0.7 million) and lower depreciation costs ($0.9 million).
Downtime was taken in the first nine months of 2006 at our Nuway facilities as we continued to operate these facilities below their capacity primarily due to market and economic conditions. The Benton Harbor Nuway facility was closed late in the third quarter of 2006 due to market and economic conditions. Our Covington facility, as a consequence, will operate at higher capacity and has begun servicing all of our Nuway customers.

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
SPECIALTY PAPERS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2006	2005	Change	2006	2005	Change

Sales	$153.9	$124.9	$29.0	$426.6	$358.0	$68.6
Segment (loss) income	(1.4)	3.0	(4.4)	(26.8)	4.6	(31.4)

Significant items that increased (decreased) segment (loss) income:
Product pricing			$9.9			$32.3
Distribution costs			(1.4)			(1.0)
Manufacturing costs			(12.8)			(62.9)
Selling and administrative expenses			(0.1)			0.2

			$(4.4)			$(31.4)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Average prices (per short ton)	$679	$637	$667	$620
Shipments (thousands of short tons)	226.8	196.1	639.4	577.3
Downtime (thousands of short tons)	3.0	1.1	5.0	4.6
Inventory at end of period (thousands of short tons)	52.7	29.2	52.7	29.2

Three months ended September 30, 2006, versus September 30, 2005

Sales increased in the third quarter of 2006 as compared to the third quarter of 2005 primarily as a result of a 6.6% higher average transaction price for specialty paper due to realization of price increases in 2006 and 2005 and a 15.7% increase in shipments in the third quarter of 2006 as compared to the third quarter of 2005 largely due to the introduction of the new freesheet hybrid product at our Calhoun mill in July 2006.
Segment income decreased in the third quarter of 2006 as compared to the third quarter of 2005 primarily as a result of higher manufacturing costs including a stronger Canadian dollar ($5.5 million), higher labor costs ($5.8 million), reduced benefits from our Canadian hedging program ($3.7 million) and higher chemical costs ($2.5 million). These increased manufacturing costs were partially offset by higher production volumes ($10.2 million) and lower wood and fiber costs ($1.2 million).
Inventory levels were higher at the end of the third quarter of 2006 as compared to the same period in 2005 due to the addition of the new freesheet hybrid product at our Calhoun mill in July 2006.
Our previously announced $35 per short ton price increase for September 1, 2006 on low bright products was partially implemented during October.

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nine months ended September 30, 2006, versus September 30, 2005

Sales increased in the first nine months of 2006 as compared to the first nine months of 2005 primarily as a result of a 7.6% higher average transaction price for specialty paper due to the realization of price increases in 2006 and 2005. Our specialty papers shipments increased 10.8% in the first nine months of 2006 compared to the first nine months of 2005 due to increased production levels and demand for the new freesheet hybrid at our Calhoun mill.
Segment income decreased in the first nine months of 2006 as compared to the first nine months of 2005 primarily as a result of higher manufacturing costs including a stronger Canadian dollar ($18.3 million), higher labor costs ($17.8 million), reduced benefits from our Canadian hedging program ($9.8 million), higher maintenance costs ($11.7 million), higher energy costs ($6.7 million), higher depreciation ($5.5 million) and higher chemical costs ($4.2 million). These increased manufacturing costs were partially offset by higher production volumes ($18.6 million) and lower wood and fiber costs ($1.4 million).
NEWSPRINT

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2006	2005	Change	2006	2005	Change

Sales	$349.1	$347.9	$1.2	$1,089.9	$1,055.1	$34.8
Segment income	30.9	23.4	7.5	67.1	51.5	15.6

Significant items that increased (decreased) segment income:
Product pricing			$28.8			$103.5
Distribution costs			(0.1)			(0.2)
Manufacturing costs			(21.7)			(89.3)
Selling and administrative expenses			0.5			1.6

			$7.5			$15.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Average prices (per short ton)	$643	$591	$635	$576
Shipments (thousands of short tons)	542.5	588.3	1,716.9	1,833.1
Downtime (thousands of short tons)	27.2	35.3	61.5	46.4
Inventory at end of period (thousands of short tons)	77.5	100.9	77.5	100.9

Three months ended September 30, 2006, versus September 30, 2005

Sales increased in the third quarter of 2006 as compared to the third quarter of 2005 primarily as a result of higher product pricing partially offset by lower shipments. Our average newsprint transaction price for all markets was 8.8% higher in the third quarter of 2006 compared to the third quarter of 2005. The increase reflects the realization of price increases in our North American and International markets. Shipments were 7.8% lower in the third quarter of 2006 as we continue to match production to our orders and due to the conversion of newsprint to high value added specialties. Additionally, we temporarily curtailed production of newsprint on two paper machines at our Thunder Bay facility on September 16, 2006. Subsequently, on October 19, 2006 one of the paper machines at the site was restarted. The other machine has not been restarted.
Segment income increased in the third quarter of 2006 as compared to the third quarter of 2005 primarily as a result of higher product pricing, partially offset by higher manufacturing costs. Manufacturing costs were higher primarily as a result of lower production volumes ($12.9 million), a stronger Canadian dollar and Korean Won ($10.7 million), and a

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
reduced benefit from our Canadian dollar hedging program ($6.7 million), partially offset by lower depreciation ($3.1 million), lower labor costs ($2.7 million), and lower maintenance ($2.9 million).
Inventory levels were lower at the end of the third quarter of 2006 as compared to the same period in 2005 due to lower export inventory levels.
We announced a $20 per ton price increase for newsprint on August 1, 2006 which is meeting with significant resistance from our customers.
Nine months ended September 30, 2006, versus September 30, 2005

Sales increased in the first nine months of 2006 as compared to the first nine months of 2005 primarily as a result of higher product pricing, partially offset by lower shipments. Our average newsprint transaction price was 10.2% higher in the first nine months of 2006 compared to the first nine months of 2005. The increase reflects the realization of price increases in our North American and International markets. Shipments were 6.3% lower in the first nine months of 2006 as we continue to match production to our orders, the conversion of newsprint to high value added specialties, and our curtailed newsprint production at our Thunder Bay facility.
Segment income increased in the first nine months of 2006 as compared to the first nine months of 2005 primarily as a result of the higher product pricing, partially offset by higher manufacturing costs. Manufacturing costs were higher primarily as a result of lower production volumes ($36.0 million), a stronger Canadian dollar and Korean Won ($36.0 million), reduced benefit from our Canadian dollar hedging program ($18.8 million), higher maintenance costs ($4.6 million) and higher energy costs ($7.3 million), partially offset by lower wood and fiber costs ($6.8 million), lower labor costs ($4.8 million) and lower depreciation costs ($4.5 million).
MARKET PULP

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2006	2005	Change	2006	2005	Change

Sales	$144.2	$127.4	$16.8	$410.3	$408.2	$2.1
Segment income (loss)	17.4	(1.7)	19.1	16.1	15.2	0.9

Significant items that increased (decreased) segment income (loss):
Product pricing			$18.8			$19.2
Distribution costs			(1.3)			(3.9)
Manufacturing costs			1.7			(14.2)
Selling and administrative expenses			(0.1)			(0.2)

			$19.1			$0.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Average prices (per short ton)	$601	$518	$562	$536
Shipments (thousands of short tons)	239.8	245.9	729.5	761.9
Downtime (thousands of short tons)	3.4	18.8	22.1	42.3
Inventory at end of period (thousands of short tons)	59.1	67.8	59.1	67.8

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Three months ended September 30, 2006, versus September 30, 2005

Sales increased in the third quarter of 2006 as compared to the third quarter of 2005 as a result of higher product pricing partially offset by lower shipments resulting primarily from the shut of our Thunder Bay “A” kraft mill in May 2006. Our average market pulp transaction price increased 16.0% in the third quarter due to our realization of price increases in 2006. The higher average transaction price was partially offset by a 2.5% decrease in shipments.
Segment income increased primarily related to the increase in transaction pricing in the quarter as well as a result of lower manufacturing costs. The lower manufacturing costs were due primarily to lower fiber and wood costs ($3.1 million), lower maintenance costs ($4.0 million) and lower energy costs ($2.3 million), partially offset by a reduced benefit from our Canadian dollar hedging program ($4.0 million) and a stronger Canadian dollar ($2.9 million).
Market pulp inventory levels decreased from the second quarter of 2006 as we continued our transition of customers after the “A” kraft pulp mill shut on May 1 and continued to experience strong demand for our products throughout the third quarter.
We have informed our North American and European customers of a $20 per ton price increase on hardwood grades effective on November 1, 2006.
Nine months ended September 30, 2006, versus September 30, 2005

Sales increased in the first nine months of 2006 as compared to the first nine months of 2005 as a result of higher average transaction prices partially offset by lower shipments. The lower shipments are primarily due to the shut of our Thunder Bay “A” kraft mill in May 2006 and by increased internal consumption. Our average market pulp transaction price increased 4.9% in the first nine months of 2006 due to our realization of price increases. The higher average transaction price was partially offset by a 4.3% decrease in shipments.
Segment income increased in the first nine months of 2006 as compared to the first nine months of 2005 primarily as a result of increased transaction prices partially offset by higher manufacturing costs. The higher manufacturing costs were due primarily to a reduced benefit from our Canadian dollar hedging program ($12.0 million), a stronger Canadian dollar ($11.2 million) and lower production volumes ($10.3 million), partially offset by lower fiber and wood costs ($8.2 million), lower depreciation ($3.8 million), lower maintenance costs ($2.0 million), lower energy costs ($1.5 million) and lower labor costs ($1.3 million).
LUMBER

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2006	2005	Change	2006	2005	Change

Sales	$71.1	$95.9	$(24.8)	$261.6	$298.0	$(36.4)
Segment (loss) income	(17.4)	(0.7)	(16.7)	(20.9)	17.9	(38.8)

Significant items that increased (decreased) segment (loss) income:
Product pricing			$(12.8)			$(28.8)
Distribution costs			3.3			9.2
Manufacturing costs			(7.5)			(19.6)
Selling and administrative expenses			0.3			0.4

			$(16.7)			$(38.8)

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Average prices (per mbf)	$297	$348	$329	$364
Shipments (millions of mbf)	239.4	275.6	795.5	819.1
Downtime (millions of mbf)	69.4	41.3	181.3	159.2
Inventory at end of period (millions of mbf)	54.4	50.5	54.4	50.5

Three months ended September 30, 2006, versus September 30, 2005

Sales decreased in the third quarter of 2006 as compared to the third quarter of 2005 as a result of lower product pricing and lower shipments. Lumber prices decreased 14.7% quarter over quarter as a result of lower demand due to a weaker housing market. Lumber shipments decreased 13.1% in the third quarter of 2006 due primarily to the sale of two of our Canadian sawmills in the first half of 2006.
Segment loss increased in the third quarter of 2006 as compared to the third quarter of 2005 primarily as a result of higher manufacturing costs, and lower product pricing, as noted above. The higher manufacturing costs were due primarily to lower production volumes ($8.1 million), a stronger Canadian dollar ($3.7 million), and a reduced benefit from our Canadian dollar hedging program ($2.3 million), partially offset by lower fiber and wood costs ($2.3 million) due primarily to stumpage rebates and credits for secondary road expenditures, lower labor costs ($2.1 million) and lower maintenance costs ($0.7 million).
Nine months ended September 30, 2006, versus September 30, 2005

Sales decreased in the first nine months of 2006 as compared to the first nine months of 2005 as a result of a 9.6% lumber price decrease due to a weaker housing market. Our lumber shipments decreased 2.9% in the first nine months of 2006 as a result of the sale of two of our Canadian sawmills in the first half of 2006, partially offset by increased output at our Thunder Bay sawmill.
Segment income decreased to a segment loss in the first nine months of 2006 as compared to the first nine months of 2005 primarily as a result of higher manufacturing costs and lower product pricing, as noted above, partially offset by lower distribution costs. Distribution costs were lower due primarily to lower duty rates on lumber shipments from Canada to the U.S. The higher manufacturing costs were due primarily to lower volumes ($13.7 million), a stronger Canadian dollar ($13.3 million), and a reduced benefit from our Canadian dollar hedging program ($3.7 million), partially offset by lower fiber and wood costs ($7.0 million) due primarily to stumpage rebates and credits for secondary road expenditures, lower labor costs ($2.5 million), lower energy costs ($1.2 million) and lower maintenance costs ($1.0 million).
Lumber duties imposed by the U.S. Department of Commerce (DOC) became effective for lumber shipments from Canada to the U.S. beginning May 22, 2002. Between May 22, 2002, and October 12, 2006, we posted cash deposits to cover the various duty rates then in effect. Lumber duties are included as a component of distribution costs on our consolidated statements of operations.
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the United States became effective. The agreement provides for the return of approximately U.S. $4.5 billion in accumulated cash deposits to Canadian industry with the remaining $1 billion distributed to U.S. interests. Through September 30, 2006, we paid duties totaling approximately $113 million. Through an arrangement with the EDC, which the government of Canada designated as its agent to expedite the refund of duties, we recovered approximately $103.9 million on November 10, 2006. Our agreement with the EDC stipulates that we may have to refund lumber duties to the EDC if the Canadian Government does not pass the final legislation and if the U.S. Customs and Border Protection does not pay the EDC.

The agreement also provides for softwood lumber to be subject to one of two ongoing border measures, depending upon the province of first manufacture. Beginning October 12, 2006, softwood lumber exports from all provinces (other than the Maritime provinces), will be subject to an export tax varying up to a maximum of 22.5%, depending upon lumber prices and each province’s quantity of exports (Option A). We have been notified that the export tax for the Province of Quebec for October 2006 will be 5% as the export quantities shipped in October were well below the quota amounts. We anticipate paying an export tax of 15% for the rest of the fourth quarter, but that rate is subject to adjustment once actual quantities shipped are known. Bowater may receive a partial refund of the taxes it pays under Option A based on the difference between (i) the Option A export tax we paid and (ii) the Option B tax that would have applied provided total exports from the Option B province do not exceed the maximum Option B export volumes that would have been in place, but will not be able to determine the amount of this refund, if any, until December 2006 at the earliest. Beginning January 1, 2007, exports from the provinces of Quebec, Ontario, Manitoba and Saskatchewan will instead be subject to volume limitations based on each province’s share of U.S. consumption and a combined export tax of up to 5% (Option B).
In 2005, the Province of Quebec mandated that the annual harvests of softwood timber on Crown-owned land will be reduced 20% below 2004 levels. The 20% reduction is required to be achieved, on average, for the three-year period beginning April 1, 2005 and ending March 31, 2008. These requirements did not have any material impact on our results of operations or financial condition during the first nine months of 2006 and are not expected to have a material impact for the balance of 2006 or 2007.
CORPORATE AND OTHER
Bowater excludes gain/losses on disposition of assets, impairment and other related charges and severance charges from its internal review of product line results. These results are analyzed separately. Corporate and other items include timber sales and general administrative expenses and are also excluded from our product line segment results. The following table is included in order to reconcile product line sales and segment income (loss) to our total sales and operating (loss) income on our Consolidated Statements of Operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2006	2005	Change	2006	2005	Change

Corporate and Other:
Sales	$3.2	$11.1	$(7.9)	$16.6	$24.0	$(7.4)
Operating (loss) income:
Net gain on disposition of assets	$54.0	$9.9	$44.1	$154.5	$30.7	$123.8
Impairment and other related Charges	(246.4)	—	(246.4)	(246.4)	(11.9)	(234.5)
Severance	(6.9)	—	(6.9)	(11.3)	—	(11.3)
Corporate and other	(25.1)	(21.6)	(3.5)	(64.7)	(65.3)	0.6

Net gain on disposition of assets: During the three months and nine months ended September 30, 2006, Bowater recorded a net pre-tax gain of $54.0 million and $154.5 million, respectively, related primarily to the sale of timberlands. During the third quarter of 2006, we completed the sale of approximately 23,000 acres of timberlands in the U.S. and Canada, and some non-core fixed assets for total proceeds of $58.4 million. During the first nine months of 2006, we completed the sale of approximately 519,000 acres of timberlands and two small Canadian sawmills for total proceeds of $296.5 million. During the three and nine months ended September 30, 2005, Bowater recorded a net pre-tax gain of $9.9 million, and $30.7 million, respectively, related to the sale of timberlands and fixed assets. The increase is primarily due to higher land sales in 2006 compared to 2005.

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Impairment and other related charges: During the three and nine months ended September 30, 2006, we recorded impairment and other related charges related to impairment of goodwill at our Thunder Bay, Ontario facility ($200.0 million), the closure of our Benton Harbor, Michigan facility ($27.5 million) and the write-down of paper machine No. 3 ($18.9 million) at our Thunder Bay, Ontario facility. Included in the $27.5 million related to the closure of our Benton Harbor facility were $4.0 million in charges for lease costs, contract termination costs and severance. During the second quarter of 2005, Bowater management decided to permanently shut the original line at Benton Harbor. This permanent shut resulted in a non-cash asset impairment charge of $11.9 million for the nine months ended September 30, 2005.
Severance: During the three and nine months ended September 30, 2006, we recorded $6.9 million and $11.3 million, respectively, of curtailment and settlement losses related to the permanent close of our Thunder Bay “A” kraft pulp line and settlement losses and severance related to the departure of certain other employees in our organization (See Note 9 to our Consolidated Financial Statements).
Corporate and other: The decrease in sales for the three and nine months of 2006 as compared to the same periods in the prior year is due to lower timber sales as a result of our timberland sales. The increase in operating loss during the three months ended September 30, 2006 is primarily due to pension and OPEB plan amendments.
Interest Expense and Other Income, Net
Interest expense increased $0.8 million from $50.0 million in the third quarter of 2005 to $50.8 million during the third quarter of 2006. This increase in interest expense is primarily related to higher variable interest rates and decreased capitalized interest, which was partially offset by a lower average debt balance during the third quarter of 2006. Interest expense remained constant at $149.5 million for the nine months ended September 30, 2006 and September 30, 2005.
Other income, net increased $3.0 million from $1.9 million during the third quarter of 2005 to $4.9 million during the third quarter of 2006. The increase in income is primarily attributable to a decrease in foreign currency exchange losses. Other income, net increased $2.7 million from $7.0 million during the first nine months of 2005 to $9.7 million during the first nine months of 2006. The increase in income is primarily attributable to an increase in income from joint venture and interest income as well as a decrease in foreign exchange losses during 2006. These items were partially offset by charges related to the repurchase of debt (See Liquidity and Capital Resources).
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
In the fourth quarter of 2005, based on continued operating losses for our Canadian operations and current evaluation of available tax planning strategies, it was determined in accordance with Statement of Financial Accounting Standard No. 109 that we would record a tax charge to establish a valuation allowance against our remaining net Canadian deferred tax assets, which were primarily for loss carryforwards and tax credits in Canada. Additionally, any income tax benefit recorded on operating losses generated at certain of our Canadian operations for the balance of 2006 will likely be offset by establishing a 100% valuation allowance (tax charge) during 2006. To the extent we establish valuation allowances in future periods our overall effective income tax rate in those periods would be negatively impacted. To the extent that our Canadian operations become profitable, the impact of this valuation allowance would also lessen or reverse and positively impact our effective tax rate in those periods. During the three and nine months ended September 30, 2006, certain of our Canadian operations had income tax benefits and tax credits of $18.2 million, or $0.32 per share and $73.8 million, or $1.29 per diluted share, respectively, that were entirely offset by tax charges to increase the tax valuation allowance. For the three and nine months ended September 30, 2006, approximately $13.3 million and $45.3 million, respectively, of the valuation allowance related to net operating losses with the balance of the valuation allowance related to tax credits, foreign exchange, impairment and other related charges and asset sales. During the first nine months of 2005, no valuation allowances were recorded related to income tax benefits generated during this period.

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Bowater’s effective tax rate for the third quarter of 2006 was 4.4% versus (467.7%) for the third quarter of 2005. Our effective tax rate for the first nine months of 2006 was (13.9%) versus (5.5%) for the first nine months of 2005. The effective tax rate for the three and nine months ended September 30, 2006 was impacted primarily by the goodwill impairment charge, which does not provide any tax benefit, the tax valuation charges as described above, the reversal of tax reserves and the tax treatment on foreign currency gains and losses. The effective income tax rate for both periods of 2005 were impacted primarily by the tax treatment on foreign currency gains and losses and by permanent tax differences that are not dependent on pre-tax income (losses).
Income tax expense for the third quarter of 2006 and 2005 includes the reversal of income tax reserves and a valuation allowance of approximately $19.0 and $13.2 million, respectively, associated with a statute of limitations expiration for pre-2003 U.S. tax years, resulting in a decrease to income tax expense.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash provided from operations and available borrowings under our credit facilities, which are discussed in more detail below. We periodically review timberland holdings and sell timberlands. In the first nine months of 2006, the sale of timberlands and other assets generating proceeds of $296.5 million has been a significant source of liquidity and has allowed us to reduce our total debt outstanding, net of the increase in cash, by $186.5 million. For the life of the program, we have generated approximately $340 million of proceeds and expect an additional $200 million in proceeds from this program by the end of 2007. We believe that cash from operations and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations, capital expenditures and dividend payments for the next twelve months.
Cash From Operations
During the first nine months of 2006 and 2005, Bowater had net losses of $245.5 million and $18.7 million, respectively. Cash provided by operating activities totaled $68.3 million in the first nine months of 2006 compared to $143.3 million during the same period of 2005. Cash generated from operations decreased $75.0 million for the first nine months of 2006 as compared to the same period in 2005, due to a number of factors including a stronger Canadian dollar, lower production at the Thunder Bay mill as a result of the permanent shut down of the “A” kraft pulp line, lower production and higher maintenance costs at the Calhoun mill as we converted a newsprint machine to the production of specialty paper machine in the second quarter of 2006 and higher costs associated with the closure of our Benton Harbor facility. These higher costs were partially offset by increases in our product prices for most of our products. (See Segment Results of Operations).
Working capital in the first nine months of 2006 was negatively impacted by an increase in accounts receivable, primarily as a result of higher pricing. The negative impact to working capital was partially offset by an increase in accounts payable and accrued liabilities and lower inventory levels, primarily the result of the shutdown of the Thunder Bay “A” line. Working capital in the first nine months of 2005 was impacted by an increase in accounts receivable primarily from higher pricing and higher inventory levels to support export markets. These working capital changes were partially offset by an increase in accounts payable and accrued liabilities primarily due to the timing of payments.
An agreement to settle the softwood lumber dispute between the United States and Canada was finalized in October 2006. On November 10, 2006, Bowater received a refund of $103.9 million from EDC, which purchased our rights associated with the refund of the duties. The amount of the refund represents substantially all of the funds that we expect to receive under the terms of its agreement with EDC. Our agreement with the EDC stipulates that we may have to refund the lumber duties to the EDC if the Canadian Government does not pass the final legislation and if the U.S. Customs and Border Protections does not pay the EDC.
Cash From (Used For) Investing Activities
Cash from (used for) investing activities totaled $158.5 million and ($55.9) million for the first nine months of 2006 and 2005, respectively. The increase in cash from investing activities during the first nine months of 2006 is due primarily to increased proceeds from land and asset sales, partially offset by increased capital expenditures. For the first nine months of 2006, capital expenditures include $36.3 million associated with the conversion of a machine at our Calhoun mill to specialty paper production. Capital expenditures for both periods have been for compliance, maintenance and return-

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
based projects. We expect to spend approximately $200 million on capital projects in 2006, or approximately $65 million the fourth quarter, compared to projected depreciation expense of $325 million for the year.
Cash Used for Financing Activities
Cash used for financing activities totaled $136.1 million and $93.8 million for the first nine months of 2006 and 2005, respectively. Bowater paid cash dividends of $34.7 million, had net payments of $61.6 million on its short-term borrowings, net payments of $22.3 million on its long term debt and debt repurchases of $17.5 million during the first nine months of 2006.
During August 2006, we repurchased approximately $15.6 million of our $250 million floating rate notes due March 15, 2010 for total cash consideration of approximately $15.8 million or a 1.4% premium over face value. During September 2006, we repurchased approximately $1.9 million of our $250 million 9% notes due August 1, 2009 for total cash consideration of approximately $2.0 million or a 3.7% premium over face value. In conjunction with these transactions, we recorded charges of approximately $0.5 million for premiums, fees and unamortized deferred financing fees. These charges for the early extinguishment of debt are included in “Other income, net” on the accompanying Consolidated Statements of Operations. The repurchases change our contractual obligation of long-term debt, including current installments in Years 2009-2010 from $631.7 million to $614.2 million (See “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Bowater’s Annual Report on Form 10-K for the year ended December 31, 2005).
During November 2006, we repurchased $95.3 million face value of our Series A, 10.625% notes due June 15, 2010 for total cash consideration of approximately $102.7 million or a 7.8% premium over face value. This repurchased debt had a book carrying value of $108.2 million and was comprised of the $95.3 million face value, plus $12.9 million related to the revaluation of Series A debt from the acquisition of Avenor in 1998. In addition to the premium charges of $7.4 million, we expect to record charges of approximately $0.1 million for unamortized deferred financing fees in the fourth quarter. We also expect to record a gain on the extinguishment of debt of approximately $12.9 million in the fourth quarter of 2006 associated with the revaluation of the debt as discussed above. Therefore, the net impact for the extinguishment of the Series A notes will be a net gain of approximately $5.4 million. The repurchase further reduces our contractual obligation of long-term debt, including current installments in Years 2009-2010 to $506.0 million.
Credit Arrangements
As of September 30, 2006, we had available borrowings on our credit facilities as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
Short-Term Bank Debt	Commitment	Outstanding	Available (1)	Date	Rate (2)
		(in millions, except for dates and interest rates)
US Credit Agreement	$415.0	$—	$340.5	05/11	n/a

Canadian Credit Agreement	$165.0	$—	$126.9	05/07	n/a

	$580.0	$—	$467.4

(1)	The commitment available under each of the revolving credit facilities is subject to covenant restrictions as described below and is reduced by outstanding letters of credit of $74.5 million for the U.S. and $38.1 million for Canada. We also have letters of credit outstanding totaling $17.3 million that do not reduce the commitments available under the revolving credit facilities.

(2)	Borrowings under the revolving credit facilities incur interest based, at our option, on specified market interest rates plus a margin. No borrowings were outstanding under these credit facilities during the quarter.

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
On May 31, 2006, we entered into (i) a five year Credit Agreement among Bowater as Borrower, several lenders, and Wachovia Bank, National Association, as Administrative Agent (the “U.S. Credit Agreement”) and (ii) a 364-day Credit Agreement, along with its subsidiary Bowater Canadian Forest Products Inc. (“BCFPI”), among BCFPI as Borrower, Bowater as parent Guarantor, several lenders, and The Bank of Nova Scotia as Administrative Agent (the “Canadian Credit Agreement”).
The U.S. Credit Agreement provides for a $415 million revolving credit facility with a scheduled maturity date of May 25, 2011. The U.S. Credit Agreement is guaranteed by certain of our wholly-owned subsidiaries in the United States, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater and the guarantors (ii) pledges of 65% of the stock of certain of our foreign subsidiaries, and (iii) pledges of the stock of our U.S. subsidiaries that do not own mills or converting facilities. Availability under the U.S. Credit Agreement is limited to 90% of the net consolidated book value of our accounts receivable and inventory, excluding BCFPI and its subsidiaries.
The Canadian Credit Agreement provides for a $165 million revolving credit facility with a maturity date of May 29, 2007, subject to annual extensions. The Canadian Credit Agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI. Availability under the Canadian Credit Agreement is limited to 65% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries. Financial covenants under both the US Credit Agreement and Canadian Credit Agreement are based upon our consolidated financial results and consist of the following two ratios:
•	a maximum ratio of senior secured indebtedness (including all advances and letters of credit under the U.S. and Canadian facilities, and any other indebtedness secured by assets of Bowater and its subsidiaries) to EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) of 1.25 to 1; and

•	a minimum ratio of EBITDA (defined as EBITDA, plus gains (or minus losses) from asset dispositions) to interest expense of 2.00 to 1.
We believe we are in compliance with all of our covenants and other requirements set forth in our credit facilities.
Employees
As of September 30, 2006, Bowater employed 7,600 people, of whom approximately 5,250 were represented by bargaining units. Labor agreements covering approximately 1,400 employees in the United States paper mills expire in 2007 and 2008. These employees are represented by the United Steelworkers Union. We consider relations with our employees to be good.
During the second quarter of 2006, labor agreements covering approximately 730 employees at our Catawba facility and 100 employees at our Saint-Félicien facility expired. Discussions between Bowater and the unions are continuing, and we can provide no assurance regarding the outcomes or the timing of these negotiations or their effect on our operations. During July 2006, a labor agreement covering approximately 150 employees at our Mokpo facility expired. Recently, the employees have exercised their right to strike for short periods and overall production has decreased. In an effort to successfully resolve the agreement, the employees at Mokpo who are covered by a collective bargaining agreement were locked out on October 31, 2006. Subsequently, the union voted to accept the labor agreement and the mill started production on November 12, 2006. The impact of the temporary work stoppage is expected to impact fourth quarter operating results by approximately $4.0 million. Any protracted work stoppages at any of our facilities could result in a disruption of our operations, which could negatively impact our ability to timely deliver certain products to our customers and thus adversely affect our results.
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

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. At September 30, 2006, we had $40.0 million of Canadian dollar forward contracts outstanding. Under applicable exchange rates, hedging levels and operating conditions that existed during the three months ended September 30, 2006, for every one-cent change in the Canadian-U.S. dollar exchange rate, our operating loss, net of hedging, for the three and nine months ended September 30, 2006 would have been impacted by approximately $3.4 million and $10.1 million, respectively. For a description of our hedging activities, see Note 13 to Consolidated Financial Statements included in this quarterly report.
At September 30, 2006, we had approximately $0.7 million of unrealized gains recorded on our Canadian dollar hedging program compared to approximately $30.0 million of unrealized gains at December 31, 2005. This decrease resulted primarily from the expiration of hedging contracts during 2006, as noted above. As of September 30, 2006, the balance of our hedging contracts continues into the fourth quarter of 2006. These derivatives are classified in “Other current assets” or “Other assets” in our Consolidated Balance Sheet depending on the maturity date of the hedging contract.
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
Taxes Collected from Customers
In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The provisions of EITF Issue No. 06-3 become effective for Bowater on January 1, 2007. EITF Issue No. 06-3 concluded that the presentation of sales, use, value-added and certain excise taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed in the financial statements. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF Issue No. 06-3 will not impact our results of operations or financial position, but will affect our disclosures. Upon adoption, we will include the necessary disclosure.
Servicing of Financial Assets
In March 2006, the FASB issued Statement on Financial Accounting Standard No. 156,“Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 is effective for Bowater on January 1, 2007. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. We have not yet completed our evaluation of the impact of adopting SFAS 156 on our results of operations or financial position.
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

BOWATER INCORPORATED
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Pensions
In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” in order to improve existing reporting for defined benefit postretirement plans. SFAS 158 requires Bowater to:
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
These requirements are effective for Bowater as of December 31, 2006. Bowater is in the process of evaluating the impact of adopting SFAS 158. Based on preliminary information obtained from our actuaries, we expect the adoption of this new accounting guidance to reduce shareholders’ equity, net of tax, by approximately $175 million to $225 million as of December 31, 2006.
SFAS 158 also requires plan assets and benefit obligations to be measured as of the balance sheet date, but this requirement is not effective until fiscal years ending after December 15, 2008. We currently measure our plan assets and benefit obligations as of September 30 each year, and plan to adopt this change in measurement date provision during our year ended December 31, 2008.
Planned Major Maintenance
In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities which is an amendment to APB Opinion No. 28, Interim Financial Reporting. This FSP prohibits accruing as a liability in annual and interim periods the future costs of periodic major overhauls and maintenance of plant and equipment. Other previously acceptable methods of accounting will continue to be permitted. The provisions of this FSP will be effective for Bowater on December 31, 2006. As Bowater does not accrue the future costs of periodic major overhauls and maintenance of plant and equipment, this FSP will have no effect on our results of operations or financial position.
Quantifying Financial Statement Misstatements
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 will be effective for Bowater on December 31, 2006, although early adoption is allowed. We do not believe that adoption of SAB 108 will have a material effect on our results of operations or financial position.
Fair Value Measurements
In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. This statement is effective for Bowater on January 1, 2008. We have not yet completed our evaluation of the impact of adopting SFAS 157 on our results of operations or financial position.

BOWATER INCORPORATED
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We have provided current disclosure concerning our Canadian dollar forward contracts, which is included in Note 13 to the Consolidated Financial Statements. For information about the effect of Canadian-U.S. dollar exchange rate fluctuations on our manufacturing costs and Canadian dollar denominated liabilities, see the section entitled “Canadian-U.S. Dollar Exchange Rate Fluctuation Effect on Earnings.”
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank and long-term debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We have a mix of fixed rate and variable rate borrowings. At September 30, 2006, we had $2.1 billion of fixed rate long-term debt and $267.9 million of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our short and long-term variable rate debt at September 30, 2006, of $267.9 million, a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $0.7 million.
Commodity Price Risk
We purchase significant amounts of energy, chemicals, wood fiber and recovered paper to supply our manufacturing facilities. These raw materials are market-priced commodities and, as such, are subject to fluctuations in market prices. Increases in the prices of these commodities will tend to reduce our reported earnings and decreases will tend to increase our reported earnings. From time to time, we may enter into contracts aimed at securing a stable source of supply for commodities such as timber, wood fiber, energy, chemicals and recovered paper. These contracts typically require us to pay the market price at the time of purchase. Thus under these contracts we generally remain subject to market fluctuations in commodity prices. In the third quarter of 2006, in order to mitigate some of our commodity price risk, specifically as it relates to natural gas price volatility, Bowater entered into financial hedges. For information on these energy hedges, see Note 13 to the Consolidated Financial Statements.
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
(b)	Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BOWATER INCORPORATED
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
a.	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

b.	There have been no material developments to those legal proceedings described in our annual report on Form 10-K filed on March 13, 2006 and our quarterly report on Form 10-Q filed on August 4, 2006.

BOWATER INCORPORATED
Item 6. Exhibits
(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
4.1	Softwood Lumber Agreement Cash Deposits Purchase and Sale Agreement between Bowater Canadian Forest Products Inc. and Export Development Canada dated September 19, 2006.

10.1	Change in Control Agreement between Bowater Incorporated and W. Eric Streed, dated August 7, 2006

10.2	Change in Control Agreement between Bowater Incorporated and James T. Wright, executed on October 10, 2006, effective as of September 1, 2005

10.3	First Amendment to the Bowater Incorporated Outside Directors’ Stock-Based Deferred Fee Plan Effective as of May 11, 2005 dated October 10, 2006

10.4	Sixth Amendment to the Bowater Incorporated Retirement Plan for Outside Directors As Amended and Restated Effective February 26, 1999, dated October 10, 2006

10.5	Third Amendment to the Bowater Incorporated Compensatory Benefits Plan As Amended and Restated Effective February 26, 1999, dated October 10, 2006

10.6	Fourth Amendment to the Bowater Incorporated Benefits Equalization Plan as Amended and Restated Effective February 26, 1999, dated October 10, 2006

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BOWATER INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED

By	/s/ William G. Harvey William G. Harvey
Executive Vice President and Chief
Financial Officer

By	/s/ Joseph B. Johnson Joseph B. Johnson
Vice President and Controller
Dated: November 14, 2006

BOWATER INCORPORATED
INDEX TO EXHIBITS

Exhibit No.	Description
4.1	Softwood Lumber Agreement Cash Deposits Purchase and Sale Agreement between Bowater Canadian Forest Products Inc. and Export Development Canada dated September 19, 2006.

10.1	Change in Control Agreement between Bowater Incorporated and W. Eric Streed, dated August 7, 2006

10.2	Change in Control Agreement between Bowater Incorporated and James T. Wright, executed on October 10, 2006, effective as of September 1, 2005

10.3	First Amendment to the Bowater Incorporated Outside Directors’ Stock-Based Deferred Fee Plan Effective as of May 11, 2005 dated October 10, 2006

10.4	Sixth Amendment to the Bowater Incorporated Retirement Plan for Outside Directors As Amended and Restated Effective February 26, 1999, dated October 10, 2006

10.5	Third Amendment to the Bowater Incorporated Compensatory Benefits Plan As Amended and Restated Effective February 26, 1999, dated October 10, 2006

10.6	Fourth Amendment to the Bowater Incorporated Benefits Equalization Plan as Amended and Restated Effective February 26, 1999, dated October 10, 2006

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.