Form 10-K
period 2006-12-31
BOWATER INC
filed 2007-03-01
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended
December 31, 2006
COMMISSION FILE NO. 1-8712
Bowater Incorporated
(Exact name of registrant as specified in its charter)

Delaware	62-0721803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 East Camperdown Way
P. O. Box 1028
Greenville, South Carolina 29602-1028
(Address of principal executive offices)
Registrant’s telephone number, including area code: (864) 271-7733
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common Stock, par value $1 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ■ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ■
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ■ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ■       Accelerated Filer ☐       Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ■
The aggregate market value of the voting common equity held by nonaffiliates* of the registrant as of June 30, 2006, was approximately $1.3 billion.
As of February 23, 2007, there were 56,205,141 shares of Bowater Incorporated’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered with respect to the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.
* Without acknowledging that any individual director or executive officer of the registrant is an affiliate, the shares over which they are deemed to have voting control are considered to be owned by affiliates solely for purposes of this calculation.

PART I
Item 1. Business
Bowater Incorporated (“Bowater”) is a leading producer of coated and specialty papers and newsprint. In addition, we produce and sell bleached market pulp and lumber products. We operate 12 pulp and paper manufacturing facilities in the United States, Canada and South Korea. We also operate a facility in the United States that converts a mechanical fiber-containing base sheet to coated products. In addition, we own 10 sawmills in Canada and the United States. Bowater’s operations are supported by approximately 0.8 million acres of timberlands owned or leased in the United States and Canada and approximately 27.9 million acres of timber cutting rights on Crown-owned lands in Canada.
Bowater was incorporated in Delaware in 1964. We have partnered with certain newspaper publishers in the ownership of two of our paper and pulp manufacturing facilities and certain long-lived assets at another of our manufacturing facilities. The other paper and pulp manufacturing facilities and other equipment are wholly owned by Bowater and our subsidiaries.
In January 2007, Bowater and Abitibi-Consolidated Inc. (“Abitibi”) announced a definitive agreement to combine in an all-stock merger of equals (with the newly merged company herein referred to as “AbitibiBowater”). Under the terms of the transaction, each common share of Abitibi will be exchanged for 0.06261 common share of AbitibiBowater, and each Bowater common share will be exchanged for 0.52 common share of AbitibiBowater. The exchange ratio will result in 48% of AbitibiBowater being owned by former Abitibi shareholders and 52% of AbitibiBowater being owned by former Bowater shareholders. This combination has been approved unanimously by the Boards of Directors of both companies, which received fairness opinions from their respective financial advisors. The combination is subject to approval by the shareholders of both companies, regulatory approvals, and customary closing conditions. It is expected to be completed in the third quarter of 2007. Abitibi and Bowater will continue to operate separately until the transaction closes.
Product Lines
During the third quarter of 2006, we announced that we were realigning our organizational structure to move from a divisional organization to a functional organization that supports and focuses on our multi-product line manufacturing and sales across our mill base. As a result of this organizational realignment, we now internally manage our business based on the products that we manufacture and sell to external customers and, therefore, our reportable segments have been changed. Prior-year information related to our new reportable segments has been recast to the current year presentation. Our new reportable segments are coated papers, specialty papers, newsprint, market pulp, and lumber.
Certain segment and geographical financial information, including net sales by segment and by geographic area, operating income (loss) by segment, total assets by segment and long-lived assets by geographic area, can be found in Note 25 to our Consolidated Financial Statements.
Coated Papers
Bowater produces coated mechanical paper at facilities in North America. Through acquisitions and machine conversions, we have increased our annual production capacity of these products from 455,000 short tons in 1996 to 819,000 short tons in 2006, making Bowater one of the largest producers of coated mechanical paper in North America. This tonnage represents approximately 13% of North American capacity. The increased capacity has not only helped meet the breadth of customers’ product demands, it has allowed us to present a more balanced paper offering. Our coated papers are used in magazines, catalogs, books, retail advertising, direct mail and coupons.
We sell coated papers domestically through our regional sales offices and through paper brokers to major printers, publishers, catalogers and retailers. We distribute coated papers by truck and rail. Export markets are served primarily through international agents.
Specialty Papers
Bowater produces specialty papers at facilities in North America. Through acquisitions and machine conversions, we have increased our capacity to produce these products from 328,000 short tons in 1996 to 1,023,000 short tons in 2006, making Bowater one of the largest producers of supercalendered, uncoated and hybrid specialty papers in North America. This tonnage represents approximately 14% of North American capacity. In July 2006, through a conversion of a newsprint machine at our Calhoun operations, we now produce a lightly coated freesheet hybrid product that targets the direct mail, commercial printing and book publishing markets. This product takes advantage of the multiple fiber streams we have available at our Calhoun facility. The combined coated and specialty papers broad product family has allowed Bowater to present a more balanced paper offering to our customers. Our specialty papers are used in books, retail advertising, direct mail, coupons, and other commercial printing applications.
We sell specialty papers domestically through our regional sales offices and paper brokers to major printers, direct mailers, publishers, catalogers and retailers. We distribute specialty papers primarily by truck and rail. Export markets are served primarily through international agents.
Newsprint
Bowater manufactures newsprint in the United States, Canada and South Korea. Including jointly owned facilities, our annual North American production capacity of newsprint is approximately 2.3 million metric tons, or approximately 20% of North American capacity. Including the Mokpo mill, our annual production capacity is approximately 2.6 million metric tons, or approximately 7% of worldwide capacity. Including the production capacity of our jointly-owned facilities, 46% of our newsprint capacity is in the U.S., 44% is in Canada and 10% is in South Korea.
Our North American newsprint is sold directly by our regional sales offices. Sales outside North America are serviced through our international offices located in or near the markets we supply. We distribute newsprint by rail, truck and ship.
In 2006, we sold newsprint to various related parties (partners with Bowater in the ownership of certain mills we operate). During 2006, these related parties purchased a total of approximately 560,000 metric tons from our consolidated entities and approximately 145,000 metric tons from our Ponderay facility, an unconsolidated partnership of which we own a 40% equity interest. Newsprint tons sold by consolidated entities to these related parties represent approximately 23% of our total newsprint tons sold.
Market Pulp
Bowater manufactures market pulp at facilities in North America. Bowater’s production represents about 6% of North American capacity. Market pulp is used in the manufacture of fine paper, tissue, packaging, specialty paper products, diapers and other absorbent products.
North American market pulp sales are made through our regional sales offices, while export sales are made through international sales agents local to their markets. We distribute market pulp by truck, rail and ship.

The following table provides a listing of our pulp and paper manufacturing facilities and production information by product line (our reportable segments except for lumber):

			2006 Production by Product Line
	2007	2006
	Annual	Total		Specialty
(In 000’s of metric tons)	Capacity	Production	Coated Papers	Papers	Newsprint	Market Pulp

Pulp & Paper Mills:
United States
Benton Harbor (1)	—	24	24	—	—	—
Calhoun	934	808	—	312	359	137
Catawba	892	875	658	—	—	217
Coosa Pines	590	590	—	—	328	262
Covington	76	52	52	—	—	—
Grenada	249	235	—	—	235	—
Ponderay (2)	249	243	—	—	243	—
Canada
Dalhousie	239	237	—	25	212	—
Dolbeau	232	223	—	223	—	—
Donnacona	160	156	—	156	—	—
Gatineau	476	466	—	28	438	—
Mersey	253	246	—	—	246	—
Thunder Bay(3)	649	605	—	32	195	378
South Korea
Mokpo	254	231	—	—	231	—

	5,253	4,991	734	776	2,487	994

(1)	The Benton Harbor facility was closed late in the third quarter of 2006 due to market and economic conditions.

(2)	The Ponderay facility is an unconsolidated partnership with a group of newspaper publishers.

(3)	Paper machine No. 3 at our Thunder Bay facility has been idled since 2003; therefore, approximately 146,000 metric tons have been excluded from our 2007 annual capacity.
A summary of our paper and pulp manufacturing facilities is as follows:
Calhoun: Our Calhoun operations are located in Calhoun, Tennessee. Calhoun Newsprint Company (“CNC”), which owns one of Calhoun’s paper machines, Calhoun’s recycle fiber plant and a portion of the thermomechanical pulp (“TMP”) mill, is owned approximately 51% by Bowater and approximately 49% by Herald Company, Inc. Bowater manages the entire Calhoun facility and wholly owns all of the other assets at the site, including the remaining portion of the TMP mill, a kraft pulp mill, a market pulp dryer, four other paper machines and other support equipment. Pulp, other raw materials, labor and other manufacturing services are transferred between Bowater and CNC at agreed-upon transfer costs. CNC’s paper machine produced 201,000 metric tons of newsprint in 2006.
Catawba: Our Catawba operations, which are located in Catawba, South Carolina, include three paper machines that produce a variety of coated papers, a kraft pulp mill, a market pulp dryer and a TMP mill.
Coosa Pines: Our Coosa Pines operations, which are located in Coosa Pines, Alabama, include a kraft pulp mill, a market pulp dryer, a recycling plant and two newsprint paper machines. The Coosa Pines operations manufactures newsprint containing 100% recycled fiber and manufactures fluff pulp as well.
Covington: Our Covington operations, which are located in Covington, Tennessee, include a paper coating facility. This facility operates a coater that converts uncoated base stock, produced by a Bowater paper mill, into coated paper. Our Benton Harbor facility, which is also a paper coating facility, was closed in the third quarter of 2006.
Dalhousie: Our Dalhousie operations are located in Dalhousie, New Brunswick. We acquired the remaining 33% interest in these operations from our partners in December 2006. See Note 18 to our Consolidated Financial Statements for additional discussion of this transaction. The Dalhousie operations include two newsprint paper machines and a TMP mill. This operation has a deep-sea docking facility that can accommodate ocean freighters, providing access to ports throughout the world.
Dolbeau: Our Dolbeau operations, located in Dolbeau, Québec, consist of two specialty paper machines and a TMP mill.

Donnacona: Our Donnacona operations, located in Donnacona, Québec, consist of a specialty paper machine and a TMP mill.
Gatineau: Our Gatineau operations, located in Gatineau, Québec, consist of three paper machines, a TMP mill and a recycling plant.
Grenada: Our Grenada operations, located in Grenada, Mississippi, consist of a newsprint paper machine and a TMP mill.
Mersey: The Bowater Mersey Paper Company Limited (“Mersey”) is located in Liverpool, Nova Scotia and is owned 51% by Bowater and 49% by The Washington Post Company. The Mersey operations are located on an ice-free port and have a deep-sea docking facility that can accommodate ocean freighters, providing access to ports throughout the world. The Mersey operations include two newsprint paper machines and a TMP mill.
Mokpo: Our Mokpo operations in Mokpo, South Korea consist of a paper machine that produces newsprint containing 100% recycled fiber and a recycling plant.
Ponderay: The Ponderay Newsprint Company (“Ponderay”) is located in Usk, Washington. Ponderay is an unconsolidated partnership in which Bowater has a 40% interest and, through a wholly-owned subsidiary, is the managing partner. The balance of the partnership is held by subsidiaries of five newspaper publishers. The Ponderay operations consist of a newsprint paper machine, a TMP mill and a recycling plant.
Thunder Bay: Our Thunder Bay operations, located in Thunder Bay, Ontario, include three paper machines, a kraft pulp mill, a market pulp dryer, a TMP mill and a recycling plant. One of the paper machines has remained idled since June 2003. Based on the continued decline of North American newsprint consumption, we now have no plans to restart this machine. Accordingly, we recorded a non-cash asset impairment charge in 2006 to write down the value of this paper machine to its estimated fair value (see Note 5 to our Consolidated Financial Statements). Another of the paper machines, which has an annual capacity of approximately 160,000 metric tons, was idled in the third quarter of 2006. We expect this machine to remain idle until our outlook for the mill’s fiber and energy costs indicate that this machine would operate profitably for an extended period of time and market conditions could support its operations.
Lumber
Bowater operates eight sawmills in the United States and Canada that produce construction-grade lumber that is sold in eastern Canada and the United States. In addition, these sawmills are a major source of wood chips for our pulp and paper mills.
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U. S. became effective. The softwood lumber agreement (“SLA”) provided for a refund of duties paid from the period of May 22, 2002 through October 12, 2006. Refer to “Product Line Information” in Item 7 of this Form 10-K for information on Bowater’s refund of lumber duties. The SLA provides for softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. The provincial governments of Ontario and Québec selected a border restriction defined as Option B in the SLA based upon input from manufacturers within those provinces. Option B provides for a volume quota to be established for each company within a province. These volume quotas are based on historical production and are not transferable between provinces. For our sawmills in Québec, the volume quota is in line with historical production, and we anticipate our 2007 production will be similar to what was produced in 2006. The provincial government of Ontario also based its quota allocation on historical production, but did not provide for a mechanism that addressed the needs of new entrants. As a result, the volume that we were allocated is insufficient to operate both our Ignace and Thunder Bay, Ontario sawmills; therefore, we decided to indefinitely shut our Ignace sawmill in December 2006. Based on Thunder Bay’s allocated quota, production in 2007 will be limited to approximately 65% of its annual capacity. U.S. composite prices would have to rise above $355 per thousand board feet before the quota volume restrictions would be lifted. Our average transaction price for lumber in the fourth quarter of 2006 was $280 per thousand board feet.

In 2006, we also indefinitely shut our Girardville sawmill as a result of the high cost of fiber and low annual allowable cut from Crown-owned land, which made it prohibitively expensive to operate.
The following table provides a listing of our sawmills and their respective capacity and lumber production:

	2007	2006
(In million board feet)	Annual Capacity	Total Production

Sawmills:
United States
Alabama
Albertville	112	96
Westover	50	50
Canada
New Brunswick
Baker Brook (1)	—	20
Nova Scotia
Oakhill	149	144
Ontario
Ignace (2)	—	34
Thunder Bay (3)	219	199
Québec
Maniwaki	116	111
Mistassani	149	173
Price	76	63
Saint-Félicien	121	134

	992	1,024

(1)	We sold our Baker Brook sawmill in the second quarter of 2006.

(2)	We indefinitely shut our Ignace sawmill in December 2006 due to the insufficient allocation of volume from the provincial government of Ontario under Option B of the SLA. If the sawmill was operational, we would have anticipated approximately 84 million board feet of annual capacity in 2007.

(3)	The 2007 annual capacity for Thunder Bay is reflective of 100% capacity and has not been reduced for the estimated 65% limitation based on the quota of volume allocated from the Provincial government of Ontario under Option B of the SLA.
Other Products
In addition to paper, market pulp and lumber, we sell pulpwood, sawtimber and wood chips to customers located in the eastern United States and Canada.
Resources & Energy
The manufacture of our pulp, paper and lumber products require significant amounts of wood, recycled fiber and energy.
Wood
Our sources of wood include property we own or lease, property on which we possess cutting rights and purchases from local producers, including sawmills that supply residual wood chips. At December 31, 2006, we owned approximately 0.1 million acres of timberlands in the southeastern United States and approximately 0.6 million acres in Canada. We also lease approximately 0.1 million acres of timberlands in the southeastern United States and have contractual cutting rights on approximately 27.9 million acres of Crown-owned land in Canada. The contractual cutting rights contracts are approximately 20-25 years in length and automatically renew every 5 years, contingent upon our continual compliance with environmental performance and reforestation requirements.
In accordance with our values, our environmental vision statement and forestry policies and the interests of our customers and other stakeholders, we are committed to environmental management systems with the goal of sustainable forest management. All of our forestlands and wood-purchasing operations in the United States are third-party certified to be in compliance with standards of the Sustainable Forestry Initiative® (“SFI”). The SFI program combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Bowater has also achieved SFI® certification for its New Brunswick and Ontario Crown-owned land operations and its freehold forest land in Nova Scotia. In addition, the majority of Bowater’s Crown-owned land operations in Québec are certified to the Canadian Standards Association Z809 forest management standard. This standard utilizes a continual improvement approach and requires public participation, practical demonstration of sustainable forest management practices, and management commitment.
In 2006, we consumed approximately 14.8 million short tons of wood for pulp, paper and lumber production. Of this amount, we harvested 1.0 million short tons of wood from our owned or leased properties, generated 4.0 million short tons from cutting rights on our Crown-owned land in Canada, and purchased 9.8 million short tons, primarily under contract, from local wood producers, private landowners and sawmills (in the form of residual chips) at market prices. In addition, we harvested 0.9 million short tons of wood from our leased properties that we sold to third party sawmills and other paper companies.
Recycled Fiber
We have recycling plants at our Calhoun, Coosa Pines, Gatineau, Mokpo, Ponderay and Thunder Bay operations. These recycling plants utilize advanced mechanical and chemical processes to manufacture high quality pulp from a mixture of old newspapers and old magazines (“recovered paper”). The resulting products, which include recycled fiber newsprint and uncoated specialty paper, are comparable in quality to paper produced with 100% virgin fiber pulp. The Coosa Pines and Mokpo operations produce newsprint containing 100% recycled fiber. In 2006, we processed 1.3 million metric tons of recovered paper worldwide.
We purchase recovered paper from suppliers generally within the region of our recycling plants, primarily under long-term agreements. These suppliers collect, sort and usually bale the material before selling it to us. We are one of the largest purchasers of recovered paper in North America, averaging in excess of 1 million metric tons purchased annually. In 2006, our top three suppliers accounted for approximately 37% of our annual recovered paper purchases, with one supplier accounting for approximately 20% of the total.
Energy
Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources. All of Bowater’s mills produce all of their steam requirements with the exception of the Dolbeau and Mersey operations, which purchase their steam from third-party suppliers. The Thunder Bay, Calhoun, Coosa Pines and Catawba operations produce approximately one-fourth of their own electrical requirements. The balance of our operations’ energy needs are purchased from third parties.
Competition
In general, our products are globally traded commodities, and the markets in which we compete are highly competitive. Pricing and the level of shipments of our products are influenced by the balance between supply and demand, global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. Any material decline in prices for our products or other adverse developments in the markets for our products could have a material adverse effect on our financial results, financial condition and cash flow. Prices for our products have been and are likely to continue to be highly volatile.
Bowater competes with ten coated mechanical paper producers with operations in North America. The five largest North American producers represent approximately 71% of the North American capacity for coated mechanical paper. In addition, several major offshore suppliers of coated mechanical paper compete for North American business. As a major supplier to printers and magazine/catalog publishers in North America, Bowater competes with numerous worldwide suppliers of other grades of paper such as coated freesheet, supercalendered and uncoated mechanical paper. We compete on the basis of price, quality and service.
Bowater competes with nine producers of supercalendered paper with operations in North America, eight producers of other uncoated mechanical paper with operations in North America, and two other major offshore supercalendered producers who compete for North American business. The five largest North American producers represent approximately 68% of the North American capacity for uncoated mechanical paper. As a major supplier to retailers, book publishers, and printers in North America, Bowater also competes with numerous worldwide suppliers of other grades of paper such as coated freesheet, coated mechanical and uncoated freesheet paper. We compete on the basis of price, quality and service.

Newsprint, one of our principal products, is produced by numerous manufacturers worldwide. Aside from quality specifications to meet customer needs, the production of newsprint does not depend upon a proprietary process or formula. The five largest North American producers represent approximately 74% of the North American capacity for newsprint. The five largest global producers represent approximately 40% of global newsprint capacity. Our annual production capacity is approximately 7% of worldwide capacity. We face actual and potential competition from both large, global producers and numerous smaller regional producers. In recent years, a number of global producers of newsprint based in Asia, particularly China, have grown their production capacity substantially, and are expected to grow capacity even more in the coming years. Price, quality, customer relationships and the ability to produce paper with recycled fiber are important competitive determinants.
Bowater competes with five major market pulp suppliers with operations in North America along with other smaller competitors. Market pulp is a globally traded commodity for which competition exists in all major markets. Aside from quality specifications to meet customer needs, the production of market pulp does not depend on a proprietary process or formula. We produce five major grades of market pulp (northern and southern hardwood, northern and southern softwood and fluff) and compete with other producers from South America (eucalyptus hardwood and radiata pine softwood), Europe (northern hardwood and softwood), and Asia (mixed tropical hardwood). Price, quality and service are considered the main competitive determinants.
As with other global commodities, the competitive position of our products is significantly affected by the volatility of currency exchange rates. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Form 10-K. We have operations in the United States, Canada and South Korea. Several of our primary competitors are located in Canada, Sweden, Finland and certain Asian countries. Accordingly, the relative rates of exchange between those countries’ currencies and the United States dollar can have a substantial effect on our ability to compete. In addition, the degree to which we compete with foreign producers depends in part on the level of demand abroad. Shipping costs and relative pricing generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.
We continue to take steps to improve our efficiency and cost positions. While we believe we are generally cost-competitive, some of our competitors may be lower-cost producers in some of the businesses we operate.
Trends in advertising, electronic data transmission and storage, and the Internet have and could continue to adversely affect traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper publishing customers in North America use and compete with businesses that use other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end uses for several of our products), television and the Internet. U.S. consumption of newsprint declined in 2006 as a result of continued declines in newspaper circulation, declines in newspaper advertising volume and publishers’ conservation measures which include increased usage of lighter basis-weight newsprint and web-width and page count reductions. Our magazine and catalog publishing customers are also subject to effects of competing media, including the Internet.
Employees
As of December 31, 2006, Bowater employed approximately 7,400 people, of whom approximately 5,100 were represented by bargaining units. Our unionized employees in the U.S. are represented predominantly by the United Steelworkers Union and in Canada predominantly by the Communications, Energy and Paper Union. Labor agreements covering approximately 380 employees in the U.S. paper mills expire in 2007. A labor agreement covering approximately 150 employees at our Mokpo facility expires in 2007.
During the second quarter of 2006, labor agreements covering approximately 100 employees at our Saint-Félicien sawmill facility expired. Discussions between Bowater and the unions are continuing, and we can provide no assurance regarding the outcomes or the timing of these negotiations or their effect on our operations. Any protracted work stoppage at any of our facilities could result in a disruption of our operations, which could negatively impact our ability to timely deliver certain products to our customers and thus adversely affect our results.

The expiration dates of our pulp and paper mills and sawmills bargaining unit contracts are as follows:

Location	Month	Year

Pulp and Paper Mills:

Mokpo	July	2007
Coosa Pines	September	2007
Donnacona	April	2008
Calhoun	July	2008
Catawba, Dalhousie, Dolbeau, Gatineau, Mersey and Thunder Bay	April	2009

Sawmills:

Girardville (indefinitely idled)	February	2006
Saint-Félicien	May	2006
Price	June	2007
Ignace (indefinitely idled) and Westover	March	2008
Albertville and Mistassini	April	2009
Maniwaki	February	2010

Trademarks
We have rights and registrations of the mark “Bowater” and the Bowater logo in the countries of our principal markets. We consider our interest in the logo and mark to be valuable and necessary to the conduct of our business.
Environmental Matters
Information regarding environmental matters is included in Note 19 to our Consolidated Financial Statements.
We believe that our United States, Canadian and South Korean operations are in substantial compliance with all applicable federal, state, provincial and local environmental regulations and that all currently required control equipment is in operation. While it is impossible to predict future environmental regulations that may be established, we believe that we will not be at a competitive disadvantage with regard to meeting future United States, Canadian or South Korean standards.
Internet Availability of Information
We make our Form 10-K, our Form 10-Qs, our Form 8-Ks, and amendments to them available free of charge through our Internet website (www.bowater.com) as soon as reasonably practicable after we file or furnish such material to the Securities and Exchange Commission.
Corporate Governance
In accordance with the corporate governance rules of the New York Stock Exchange, we have adopted Corporate Governance Principles related to certain key areas such as director qualifications and responsibilities, responsibilities of key board committees and director compensation. We have also adopted a Board of Directors Code of Conduct and a Code of Business Conduct for directors, officers and employees. Our Corporate Governance Principles, our Board of Directors Code of Conduct, our Code of Business Conduct and the charters of our Audit Committee, Human Resources & Compensation Committee and Nominating & Governance Committee are published on our website. We will disclose any amendments to our Board of Directors Code of Conduct, our Code of Business Conduct or waivers of any provision thereof on our website within four business days following the date of the amendment or waiver, and that information will remain available for at least a twelve-month period. We will provide any shareholder with printed versions of any of the foregoing guidelines, code or committee charter upon request.

Executive Officers
Our executive officers are elected by the Board of Directors to serve one-year terms. There are no family relationships among officers or directors and no arrangements or understandings between any officer and any other person under which the officer was selected. Set forth below are the names, positions and ages, as of February 28, 2007, of our executive officers:

			Officer
Name	Age	Position	Since

David J. Paterson	52	Chairman, President and Chief Executive Officer	2006
William G. Harvey	49	Executive Vice President and Chief Financial Officer	1998
Ronald T. Lindsay	56	Executive Vice President — General Counsel and Secretary	2004
Pierre Monahan	60	Executive Vice President — Building Products	2001
W. Eric Streed	62	Executive Vice President — Operations and Process Improvement	2006
James T. Wright	60	Executive Vice President — Human Resources	1999
C. Randolph Ellington	55	Senior Vice President — Newsprint Sales	2006
William C. Morris	47	Senior Vice President — Coated, Specialty Papers and Pulp Sales and Marketing	2005
David A. Spraley	51	Senior Vice President — Manufacturing	2007
Joseph B. Johnson	44	Vice President and Controller	2006
David J. Paterson has been Chairman, President and Chief Executive Officer since January 2007. From May 2006 to January 2007, he was President and Chief Executive Officer and a Director of Bowater. Previously, from 1987 through 2006, Mr. Paterson worked for Georgia-Pacific Corporation where he was most recently Executive Vice President in charge of its Building Products Division. He also had been responsible for its Pulp and Paperboard division, its Paper and Bleached Board Division and its Communication Papers Division.
William G. Harvey was promoted to Executive Vice President and Chief Financial Officer in August 2006. From 2005 to 2006, he was Senior Vice President and Chief Financial Officer and Treasurer. From 1998 to 2005, he was Vice President and Treasurer. From 1995 to 1998, he was Vice President and Treasurer of Avenor Inc., a pulp and paper company, until its acquisition by Bowater.
Ronald T. Lindsay was promoted to Executive Vice President — General Counsel and secretary in August 2006. From 2005 to 2006, he was Senior Vice President — General Counsel and Secretary, and from 2004 to 2005, he was Vice President — General Counsel and Secretary. Previously, he was with Collins & Aikman Corporation, a multinational manufacturer of automotive interior components, where he was Senior Vice President — Law and Senior Vice President, General Counsel and Secretary from 1999 through 2002.
Pierre Monahan was promoted to Executive Vice President — Building Products in August 2006. From 2002 to 2006, he was Senior Vice President and President — Canadian Forest Products Division; from 2001 to 2002, he was Vice President and President — Canadian Forest Products Division and from 1994 to 2001, he was President and Chief Executive Officer of Alliance Forest Products, Inc., until its acquisition by Bowater. He is a director of AXA Insurance Inc. and Groupe Laperrière et Verreault.
W. Eric Streed joined Bowater in August 2006 as Executive Vice President of Operations and Process Improvement. He was most recently Vice President of Supply Chain Projects and Information Technology at Domtar, Inc. He also served as Vice President, U.S Operations for Domtar and previously held positions in engineering and mill management with Georgia-Pacific Corporation.
James T. Wright was promoted to Executive Vice President — Human Resources in August 2006. From 2002 to 2006, he was Senior Vice President — Human Resources and from 1999 to 2002, he was Vice President — Human Resources. Previously, he was Vice President — Human Resources for Georgia-Pacific Corporation from 1993 to 1999.
C. Randolph Ellington was promoted to Senior Vice President — Newsprint Sales in August 2006. From 2004 to 2006, he was Vice President — Newsprint Sales and from 1995 to 2004, he was Vice President of North American Newsprint Sales. Previously, he held sales positions in both coated paper and newsprint.
William C. Morris was promoted to Senior Vice President — Coated, Specialty Papers and Pulp Sales and Marketing in August 2006. From 2005 to 2006, he was President — Coated & Specialty Papers Division; from 2004 to 2005, he was Assistant to the Coated & Specialty Papers Division President; during 2004, he was Vice President — Strategic Planning for the Coated and Specialty Papers, Pulp and Forest Product Divisions; and from 1995 to 2004, he was Vice President of International Sales in the Newsprint Division.

David A. Spraley joined Bowater Incorporated as Senior Vice President of Manufacturing in 2006 with specific responsibility for our Mokpo, Thunder Bay, Mersey, Grenada, and Ponderay operations. He was most recently Senior Vice President, Manufacturing for the North American Retail Consumer Products Group of Georgia-Pacific Corporation.
Joseph B. Johnson was promoted to Vice President and Controller in January 2006. From 2003 to 2006, he was Director, Accounting & Compliance Reporting. From 2001 to 2003, he was Director, Financial Reporting. Previously, he was with Ernst & Young, LLP, an international accounting firm, where he held various audit and assurance advisory positions from 1987 through 2001.
Cautionary Statements Regarding Forward-Looking Information and Use of Third-Party Data
Statements that do not constitute historical financial results or other factual information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-K, each of Bowater’s annual reports to shareholders, Forms 8-K, 10-Q and 10-K, proxy statements, prospectuses and any other written or oral statement made by or on behalf of Bowater after the filing of this Form 10-K may contain forward-looking statements including, for example, statements about our planned combination with Abitibi, our business outlook, assessment of market conditions, strategies, future plans, future sales, liquidity, prices for our major products, inventory levels, capital spending and tax and exchange rates. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those set forth below and those described from time to time in Bowater’s other filings with the Securities and Exchange Commission. In addition, other risks could adversely affect us, as it is not possible for us to predict or assess all risks. We disclaim any obligation to publicly update or revise any forward-looking statements even if our situation changes in the future.
Information about industry or general economic conditions contained in this report are derived from third-party sources (e.g. the Pulp and Paper Products Council, RISI, Inc. and trade publications) that Bowater believes are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.
Item 1A. Risk Factors
Poor market conditions may adversely affect our results of operations and financial condition.
Most of our products are world-traded commodity products. Prices for our products have been volatile. We, like other participants in the forest products industry, have limited influence over the timing and extent of price changes for our products. Instead, these price changes depend primarily on industry supply and customer demand. Industry supply depends primarily on available manufacturing capacity, and customer demand depends on a variety of factors, including the health of the economy in general and the strength of both print media advertising and new home construction. The North American and global economies and the markets for our products weakened significantly over a period of several years and market conditions continue to be challenging. Industry statistics indicate that North American newsprint consumption has been declining. In 2006, year-over-year newsprint demand in North America declined by 6.0%, following a year-over-year decline of 5.5% in 2005. We believe that this decline in demand could continue due to conservation measures taken by publishers, reduced North American newspaper circulation, less space devoted to advertising and substitution of other uncoated mechanical grades.
We are responding to current and projected market conditions. We have curtailed newsprint production at our Thunder Bay mill. In addition, we continue to look at opportunities to convert newsprint production to those publication papers with stronger growth characteristics. In June 2006, we completed the conversion of a newsprint machine at our Calhoun mill into the production of other paper grades. There can be no assurance, however, that these actions will be sufficient to offset the recent trends in market conditions. If existing market conditions continue or worsen, it may be necessary to further curtail production, by permanently shutting idled machines, shut or curtailing production of certain machines or facilities. Our annual goodwill impairment analysis includes assumptions about periods of operation, production levels, product pricing, product costs, market supply and demand, and foreign exchange rates. Although we currently do not believe we have an impairment beyond that which was recorded in our 2006 results, changes in these assumptions and our responses to market conditions could result in additional goodwill or long-lived asset impairment at the affected facilities. (See the discussion under the caption “Critical Accounting Estimates — Goodwill” and “Critical Accounting Estimates — Long-Lived Assets.”) Any impairment of goodwill or any impairment, curtailment or shut of a machine or a facility could materially and adversely affect our results of operations and financial condition.
Intense competition in the forest products industry could adversely affect our operating results and financial condition.
The markets for our products are all highly competitive. Actions by other market participants can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold. In addition, our industry is capital intensive, which leads to high fixed costs. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. We also believe that South American hardwood pulp mills have unit costs that are significantly below those of our hardwood kraft pulp mills. We understand that Asian, particularly Chinese, newsprint capacity has increased and is projected to continue to increase, which may result in lower prices, volumes or both for our domestic and exported products. Other actions by market participants that result in reduced costs or additional low-cost capacity, may adversely affect our competitive position in the products we manufacture and, consequently, our sales, operating income and cash flows.
Developments in advertising and alternative media could further adversely affect the demand for our products.
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
There can be no assurance that we will return to profitability.
We incurred net losses for the 2004, 2005, and 2006 fiscal years. These losses occurred despite the completion of an aggressive cost savings initiative in 2004, continuing efforts to control costs in 2005, and the initiation in late 2005 of an $80 million run rate cost reduction program in 2006, which we fully implemented. In addition to our cost savings efforts, we implemented price increases for newsprint, coated and specialty papers in 2004, 2005, and 2006 increasing sales from $3.2 billion in 2004 to $3.5 billion in 2005, while remaining stable at $3.5 billion in 2006 due to reduced pricing for our other products. However, we still incurred net losses of $87.1 million in 2004, $120.6 million in 2005 and $138.3 million in 2006. While we will continue to identify and implement cost and cash savings initiatives and to seek opportunities to enhance our revenues, these steps may not be sufficient by themselves to enable us to return to profitability.
Currency fluctuations may adversely affect our results of operations and financial condition.
Changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs.
We compete with North American, European and Asian producers in most of our product lines. Our products are sold and denominated in both U.S. dollars and selected foreign currencies. In addition to the impact of product supply and demand, changes in the relative strength or weakness of the U.S. dollar may also affect international trade flows of these products. A stronger U.S. dollar may attract imports from foreign producers, increase supply in the United States, and have a downward effect on prices, while a weaker U.S. dollar may encourage U.S. exports. Variations in the exchange rates between the U.S. dollar and other currencies, particularly the Euro and the currencies of Canada, Sweden, Finland and certain Asian countries, may significantly affect our competitive position compared to many of our competitors.
Increases in the value of the Canadian dollar versus the U.S. dollar can significantly increase our manufacturing costs and thus reduce our earnings, which are reported in U.S. dollars. Nearly half of our manufacturing costs and a small portion of our financial assets and liabilities are denominated in Canadian dollars. The majority of our sales are denominated in the currency of the country in which they occur, and only a small portion of our sales are denominated in Canadian dollars. Accordingly, we are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels, and the magnitude, direction and duration of changes in the exchange rate. In some quarters, Canadian dollar exchange rates may change less than one cent, while in others the change may be several cents or more. During 2006, the relative value of the Canadian dollar ranged from a low of US$0.86 in March 2006 to a high of US$0.91 in May 2006.
Under the exchange rates, hedging levels and operating conditions that existed during 2006, for every one cent increase in the Canadian-U.S. dollar exchange rate, our operating income, before currency hedging, for 2006 would have been reduced by approximately $15.0 million, net of hedging by approximately $12.2 million.
We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above.

We have entered into Canadian dollar forward contracts that will mature in April 2007. Based on exchange rates, hedging levels and operating conditions projected for the first quarter of 2007, we project that a one-cent increase in the Canadian dollar exchange rate would reduce our operating income for the first quarter, before currency hedging, by approximately $3.8 million.
If the Canadian dollar remains strong for an extended period of time, it could influence the foreign exchange rate assumptions that are used in our evaluation of goodwill and long-lived assets for impairment and, consequently, result in an additional goodwill or asset impairment charges. See the discussion under “Critical Accounting Estimates – Goodwill” and “Critical Accounting Estimates – Long-lived Assets” in Item 7 of this 10-K.
Raw material and energy prices are volatile, and shortages or price increases could adversely affect our operating results.
We buy energy and raw materials, including chemicals, wood, recovered paper and other raw materials, primarily on the open market. The prices for raw materials and energy are volatile and may change rapidly, directly affecting our results of operations. The availability of raw materials and energy may also be disrupted by many factors outside our control, adversely affecting our operations.
Our manufacturing processes consume significant amounts of energy, which comprised approximately 16% of our 2006 and 2005 operating costs. Typically, we internally generate approximately half of our own energy needs and purchase the remaining energy from third party suppliers. Of the energy needs that we purchased in 2006 and 2005, approximately 63% was spent on electrical purchases with the balance spent primarily on fossil fuels. In 2006, our costs for purchased energy increased by about $14.9 million compared to 2005. In 2007, we anticipate that our total cost of purchased energy will be similar to 2006. We have recently initiated a hedge program to reduce the volatility in natural gas costs at our mills.
We are a major user of renewable natural resources such as water and wood. Accordingly, significant changes in climate and agricultural diseases or infestation could affect our financial condition and results of operations. The volume and value of timber that we can harvest or purchase may be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, flooding, other weather conditions and other causes. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes. Our supply of wood is also affected by factors that impact production levels within the lumber industry such as currency fluctuations, lumber quotas, harvesting restrictions and finished lumber prices. We experienced a restricted supply of third party sawmill wood chips to our Thunder Bay mill due to production levels within the industry during 2005 and had increased wood costs at several of our other mills. Lumber export quotas were imposed by the provinces of Ontario and Québec upon implementation of the SLA in late 2006. This decision, combined with the reductions in softwood timber harvesting mandated by the province of Québec in 2004 with further reductions in late 2006, may significantly reduce lumber production at certain Canadian sawmills. We may experience additional supply restrictions and increase in fiber costs in future periods.
Our substantial indebtedness could adversely affect our financial health and our efforts to reduce this indebtedness may not be successful.
We have a significant amount of indebtedness. As of December 31, 2006, we had outstanding total debt of $2,266.5 million and shareholders’ equity of $832.6 million. Our substantial amount of debt could have important negative consequences. For example, it could:
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
We are attempting to reduce our indebtedness using the proceeds from the sale of timberlands and other assets, primarily in the southeastern United States and Eastern Canada. In 2006, we received proceeds of $331.8 million for such asset sales and reduced our total debt from $2,477.2 million at December 31, 2005 to $2,266.5 million at December 31, 2006. We can provide no assurance that we will be able to sell any other assets or complete any other debt reduction initiatives that would enable us to further reduce our debt.

Our revolving credit facilities contain two financial covenants, which require us to maintain:
•	a maximum ratio of senior secured indebtedness (including all advances and letters of credit under the facilities, and any other indebtedness secured by assets of Bowater and our subsidiaries) to EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) of 1.25 to 1.00; and

•	a minimum ration of Adjusted EBITDA (defined as EBITDA, plus gains (or minus losses) from asset dispositions) to interest expense of 2.00 to 1.00.
At December 31, 2006, we were in compliance with both of our financial covenants. Our continued compliance with these covenants is dependent on a number of factors, some of which are outside of our control. Should events occur that would result in noncompliance, we believe that a number of options would be available to us including, but not limited to, amending the credit facilities, obtaining a waiver or pursuing additional or alternative financing arrangements, but we cannot assure that these options would be available on attractive terms or at all.
We are exposed to changes in banking and capital markets and changes in interest rates.
We require both short-term and long-term financing to fund our operations, including capital expenditures. Changes in banking, capital markets, or our credit rating could affect the cost or availability of financing. In addition, we are exposed to changes in interest rates with respect to (1) our floating rate debt and (2) the interest rate of any new debt that we may issue. Changes in the capital markets or prevailing interest rates can increase or decrease the cost or availability of financing.
Our proposed combination with Abitibi may not be consummated or may be delayed, which may adversely affect our anticipated results of operations and financial condition, or both.
Our proposed combination with Abitibi may not be consummated due to several factors, including without limitation, the ability to obtain required governmental consents without material concessions, the failure of Abitibi or Bowater shareholders to approve the combination and the exercise by a material percentage of Abitibi shareholders of their dissent rights. Required governmental approvals include the expiration of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and expiration of any applicable waiting periods and approval by the Commissioner of Competition under the Competition Act of Canada. We can provide no assurance that all such approvals will be obtained or that the failure to receive any of these consents or approvals will not result in the abandonment of the transaction.
In addition to the required approvals, the combination is subject to a number of other conditions, many of which are beyond our control, that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the necessary approvals could delay the completion of the combination for a significant period of time or prevent it from occurring at all. Any delay in completing the combination could prevent us from realizing some or all of the synergies (such as cost savings and revenue enhancements) and other benefits that we expect to achieve if the combination is not successfully completed within its expected timeframe and on our expected terms.
We may fail to realize the anticipated synergies and other benefits expected from our proposed combination with Abitibi, which could adversely affect the value of shares in the combined company after the transaction.
Even if the combination is consummated, the businesses of Bowater and Abitibi may not be integrated successfully; the cost savings, revenue enhancements and other expected synergies from the transaction may not be fully realized or may take longer to realize than expected; and, disruptions from the transaction may make it more difficult to maintain relationships with customers, employees or suppliers. Should any of these risks transpire, the results of operations and financial condition of the combined company may be materially and adversely affected.
Changes in laws and regulations could adversely affect our results of operations.
We are subject to a variety of foreign, federal, state and local laws and regulations dealing with trade, employees, transportation, currency controls, taxes and the environment. Changes in, or more stringent enforcement of, these laws or regulations or their interpretations have required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. For example, changes in environmental laws and regulations have in the past and could in the future require us to spend substantial amounts to comply with restrictions on air emissions, wastewater discharge, waste management and landfill sites, including remediation costs. Environmental laws are becoming increasingly more stringent. Consequently, our compliance and remediation costs could increase materially. For example, in April 1998, the Environmental Protection Agency promulgated new air and water quality standards for the paper industry, known as the Cluster Rule, aimed at further reductions of pollutants. Prior to 2004, we spent approximately $170 million to enable our Catawba, South Carolina facility to comply with the Cluster Rule. Another example is limitations imposed on lumber shipments from Canada into the United States, including the duties and quotas discussed in the section entitled “Lumber” in Item 7 of this 10-K.
Changes in the political or economic conditions in the United States or other countries in which our products are manufactured or sold could adversely affect our results of operations.
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
We may be subject to environmental liabilities.
As an owner and operator of real estate and manufacturing and processing facilities, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability and damages to natural resources, resulting from past or present spills or releases of hazardous or toxic substances on or from our current or former properties (see “Legal Proceedings” in Item 3 of this 10-K). Such liability may extend to costs of installing and maintaining additional equipment or other modifications to control normal or extraordinary discharges. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of any spill or release of hazardous or toxic substances on or from our property, or at properties where we arranged for the disposal of regulated materials. Claims may arise out of currently unknown environmental conditions or aggressive enforcement efforts by governmental or private parties.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information regarding our owned properties is included in Item 1 of this Form 10-K.
In addition to the properties that we own, we also lease under long-term leases certain timberlands, office premises and office and transportation equipment and have cutting rights with respect to certain timberlands. Information regarding timberland leases, operating leases and cutting rights is included in Note 24 to our Consolidated Financial Statements.
Item 3. Legal Proceedings
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to a great many variables and cannot be predicted with any degree of certainty, we establish reserves for a matter when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in any given quarter or year.
On March 17, 2006, Weyerhaeuser Company Limited and Weyerhaeuser Company (collectively “Weyerhaeuser”) gave notice of a claim for arbitration against Bowater Incorporated and one of our subsidiaries, Bowater Canadian Forest Products Inc. (“BCFPI”), in the amount (as revised in September 2006) of CDN $60.1 million. This contractual claim relates to the cost of remediating certain environmental conditions existing at the pulp and paper facility in Dryden, Ontario, which we sold to Weyerhaeuser in August 1998. We maintain a reserve for this claim, which we believe to be adequate, but which is substantially less than the claim amount. On January 29, 2007, we commenced an arbitration for CDN $2.5 million plus interest against Weyerhaeuser pertaining to other aspects of the sale of the Dryden facility. While we do not believe that these arbitrations, the decisions for which are expected by June 2007, will have a material adverse effect on our financial position or results of operations, we can make no assurances about the arbitrators’ decisions.
On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency (“EPA”) alleging four violations of the Clean Air Act (“CAA”) at our Calhoun mill for which penalties in excess of $100,000 could be imposed. We have strong arguments that the Calhoun mill did not violate the CAA and continue to discuss these issues with the EPA.

On September 30, 2005, the Ministry of Justice of the Province of Québec (“MOJ”) cited BCFPI in connection with effluent water quality of the Dolbeau mill. BCFPI is contesting the fine of $336 thousand (CDN $387 thousand) levied by the MOJ. The Dolbeau mill has taken steps to improve its effluent quality and has only experienced two further exceedences since January 1, 2005. We expect BCFPI to reach a settlement with the MOJ in the first half of 2007.
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
These suits have been filed by approximately 1,809 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York, Tennessee, and Texas. Approximately 1,039 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 770 claims remain. Insurers are defending these claims, and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.
Bowater may be a “potentially responsible party” with respect to three hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was already contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. We believe we will not be liable for any significant amounts at any of these sites.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
(a)	Bowater’s common stock, $1 par value (“Common Stock”), is listed on the New York Stock Exchange, Inc. (stock symbol “BOW”). Bowater Canada, Inc., a subsidiary of Bowater, has a special class of exchangeable shares (“Exchangeable Shares”) outstanding and listed on the Toronto Stock Exchange (stock symbol “BWX”), which are exchangeable into Bowater Common Stock on a one-for-one basis. Price information with respect to our Common Stock is set forth below:

Price ranges of our Common Stock during 2006 and 2005 as reported on the New York Stock Exchange were:

	2006		2005
	High	Low	High	Low

First quarter	31.99	25.18	44.40	36.66
Second quarter	30.17	21.44	38.34	28.74
Third quarter	23.57	19.61	34.40	27.40
Fourth quarter	23.40	19.71	31.81	24.73

(b)	As of February 16, 2007, there were 3,080 holders of record of our Common Stock and 320 holders of record of the Exchangeable Shares.

(c)	Bowater has paid consecutive quarterly dividends of $0.20 per share of Common Stock during 2006 and 2005. Future dividends on our Common Stock are at the discretion of the Board of Directors and the payment of any dividends will depend upon, among other things, our earnings, capital requirements and financial condition.

(d)	In 2006, Bowater filed with the New York Stock Exchange (NYSE) the required annual certification of compliance with the NYSE’s listing standards. Bowater is filing certifications under SEC Rule 13a-14(a) as exhibits to this Form 10-K.

(e)	We elected to cancel the listing of our Common Stock on NYSE Arca, Inc., formerly the Pacific Exchange, effective December 31, 2006. Bowater made the decision to voluntarily withdraw its listing from NYSE Arca to eliminate duplicative administrative requirements inherent with dual listings on two of the NYSE Group’s exchanges.

(f)	The following graph compares the cumulative 5-year total return attained by shareholders on Bowater’s common stock versus the cumulative total returns of the S&P 500 index, an old peer group of seven companies and a new peer group of sixteen companies. The individual companies comprising each peer group are listed in footnotes 1 and 2 below. The graph tracks the performance of a $100 investment in the company’s common stock, in each of the peer groups, and in the index (with the reinvestment of all dividends) from 12/31/2001 to 12/31/2006.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Bowater, the S&P 500 Index,
a New Peer Group and an Old Peer Group
Summary

	12/01	12/02	12/03	12/04	12/05	12/06

Bowater	100.00	89.56	100.81	97.60	69.86	52.95
S & P500	100.00	77.90	100.24	111.15	116.61	135.03
New Peer Group	100.00	93.39	113.83	121.34	104.60	112.57
Old Peer Group	100.00	89.45	112.68	115.67	94.00	98.21
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
(1)	The new peer group includes sixteen companies which are: Abitibi-Consolidated Inc, Bemis Company Inc, Caraustar Industries, Domtar Inc, Graphic Packaging Corp., International Paper Company, Louisiana Pacific Corp., Meadwestvaco Corp., Packaging Corp. Of America, Potlatch Corp., Rock Tenn, Sealed Air Corp., Smurfit-Stone Container Corp., Sonoco Products Company, Temple Inland Inc and Wausau Paper Corp.

(2)	There are seven companies included in the old peer group which are: Bowater, Caraustar Industries, International Paper Company, Neenah Paper Inc, Pope & Talbot Inc, Potlatch Corp. and Wausau Paper Corp.

Item 6. Selected Financial Data
The following table presents summary historical consolidated financial information for each of the last five years. The selected financial information for 2006, 2005 and 2004 under the captions “Income Statement Data,” “Segment Sales Information” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements included in Item 8 of this Form 10-K. Prior year segment sales information has been recast to conform to our new reportable segments. See Note 25 to our Consolidated Financial Statements. This table should be read in conjunction with Items 7 and 8 of this Form 10-K. The data set forth below may not be indicative of Bowater’s future financial condition or results of operations (see Item 1A “Risk Factors”).

(In millions, except per-share amounts)	2006	2005	2004	2003	2002

Income Statement Data
Sales	$3,529.8	$3,483.8	$3,190.3	$2,721.1	$2,581.1
Operating income (loss)(1)	41.2	98.8	29.5	(100.9)	(95.7)
Net loss	(138.3)	(120.6)	(87.1)	(205.0)	(142.4)
Diluted loss per common share	(2.41)	(2.10)	(1.52)	(3.60)	(2.50)
Dividends declared per common share(2)	0.80	0.80	0.80	0.80	0.80

Segment Sales Information
Coated papers	$612.2	$625.3	$494.9	$384.0	$300.2
Specialty papers	569.7	476.8	409.5	342.4	312.9
Newsprint(3)	1,437.6	1,428.8	1,340.8	1,236.1	1,199.2
Market pulp	559.4	534.3	543.3	489.9	498.7
Lumber	331.6	385.1	370.2	237.1	243.5
Other	19.3	33.5	31.6	31.6	26.6

	$3,529.8	$3,483.8	$3,190.3	$2,721.1	$2,581.1

Financial Position
Timber and timberlands(4)	$60.8	$85.4	$186.2	$184.1	$212.0
Fixed assets, net	$2,877.9	$3,049.1	$3,301.1	$3,557.3	$3,645.6
Total assets	$4,645.9	$5,152.4	$5,450.0	$5,615.8	$5,599.5
Long-term debt, including current installments	$2,266.5	$2,422.2	$2,441.9	$2,305.8	$2,121.7
Total debt	$2,266.5	$2,477.2	$2,514.9	$2,506.3	$2,370.7

Additional Information
Return on average common equity	(13.5)%	(8.9)%	(5.6)%	(12.2)%	(7.5)%
Cash flow from operations	$182.3	$169.4	$122.5	$20.3	$41.2
Cash invested in fixed assets, timber and timberlands	$199.1	$167.4	$84.1	$216.3	$238.7
Book value per common share	$14.50	$21.19	$26.31	$28.25	$30.84
Employees	7,400	8,000	8,100	8,200	8,600

(1)	Operating income (loss) includes a net gain on disposition of assets of $185.7 million, $65.8 million, $6.9 million, $124.0 million and $85.7 million for the years 2006, 2005, 2004, 2003 and 2002, respectively. Operating income (loss) for 2006, 2005 and 2002 includes impairment and other related charges of $252.5 million, $82.6 million and $28.5 million, respectively. Operating income includes a lumber duties refund of $92.5 million in 2006.

(2)	Dividends were declared quarterly.

(3)	Newsprint sales do not include shipments from Ponderay Newsprint Company, an unconsolidated subsidiary.

(4)	We sold approximately 535,200 acres, 29,900 acres, 3,200 acres, 90,500 acres and 124,700 acres of timberlands in 2006, 2005, 2004, 2003 and 2002, respectively, the proceeds from which was used to pay down our debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition for the three years ended December 31, 2006. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing in Item 8 of this Form 10-K. Except for the historical information contained herein, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Cautionary Statements Regarding Forward-Looking Information and Use of Third-Party Data” in Item 1 and “Risk Factors” in Item 1A of this Form 10-K and from time to time, in Bowater’s other filings with the Securities and Exchange Commission.
Year In Review
Business Fundamentals
We manufacture approximately four million metric tons annually of a broad range of mechanical-based printing papers –coated mechanical, mechanical specialty papers and newsprint. These products are sold to leading publishers, commercial printers and advertisers. We also sell excess pulp to paper, tissue and toweling manufacturers who do not have a sufficient supply of pulp for their own needs. We operate sawmills that produce approximately one billion board feet of lumber annually and provide a source of residual chips that we use to manufacture pulp and paper. Our lumber is sold to a diversified group of customers, namely large retailers, buying groups, distributors, wholesalers and industrial accounts.
To produce our pulp and paper products, we operate 12 pulp and paper mills, ten of which are located in eastern North America. We also operate a facility in the United States that converts a mechanical fiber-containing base sheet to coated products which is also located in eastern North America. The remaining two mills include a newsprint mill in the state of Washington for which we are the managing partner and a newsprint mill in South Korea that provides access to the growing Asian markets.
Our North American manufacturing facilities are located near key domestic markets or have access to export markets. They are supported by approximately 29 million acres of timberland – about 0.8 million acres are owned or leased and the balance is under long-term cutting rights on Crown-owned land in Canada.
Our products are, in large part, commodities sold in global markets. Our business is influenced by general economic conditions that impact our customers as well as changes within our industry that affect demand, supply, pricing, shipments or the cost of production. North American demand for newsprint has continued to decline in 2006, and there is no indication as to if or when the demand will stabilize.
The manufacturing facilities we operate are capital-intensive and require significant amounts of cash to maintain. Our ability to generate positive cash flow is dependent on achieving revenues that exceed manufacturing and debt costs and on the amount of cash that must be reinvested in the business.
A significant portion of our manufacturing facilities are located outside the U.S.; however, the majority of our sales are denominated in U.S. dollars. Therefore, fluctuations in currency rates can have a significant impact on our costs, cost competitiveness and cash flows. In particular, our results can be materially influenced by the movement of the Canadian dollar. A stronger Canadian dollar will typically weaken our results, and a weaker Canadian dollar will tend to strengthen our earnings. We can also be subject to government imposed trade restrictions that can limit shipments or increase costs.
Significant cost components of manufacturing our products can be highly volatile, particularly the cost of wood, recycled fiber (old newspapers and magazines), energy, commodity and specialty chemicals.
The strength of the economy influences the level and extent of publishing and advertising, which in turn affects the demand for our pulp and paper products. The strength of the construction and real estate markets influences the level of building and remodeling, which impacts the demand for our lumber products. A decline in demand for our products also would likely have a negative effect on prices. Changes in the level of supply caused by capacity additions or contractions could also influence the supply and demand balance for our products and have a direct impact on shipment levels and pricing.

Overview of Financial Performance
Our net loss for 2006 was $138.3 million, or $2.41 per diluted share, as compared to a net loss of $120.6 million, or $2.10 per diluted share, for 2005.
Our sales in 2006 were $3.53 billion, a slight increase from 2005 sales of $3.48 billion. In 2006, average transaction prices increased for our specialty papers, newsprint and market pulp products, while coated papers and lumber average transaction prices were lower in 2006. Shipments increased for coated papers and specialty papers in 2006. The increase in specialty paper shipments was due to the conversion of a newsprint machine at our Calhoun facility to now produce a lightly coated freesheet hybrid product beginning in July 2006. Shipments of newsprint were significantly lower in 2006 compared to 2005 due to the conversion discussed above and the curtailment, beginning in September 2006, of paper production at our Thunder Bay, Ontario facility. We restarted one of the Thunder Bay paper machines in October 2006, but have not restarted the second machine, which has an annual capacity of approximately 160,000 metric tons. Shipments of market pulp decreased from 2006 compared to 2005 due to the permanent closure of our Thunder Bay “A” kraft pulp mill in May 2006 and increased internal consumption. Shipments of lumber were also lower in 2006 compared to 2005 due to weak demand in the housing construction market and the sale of our Baker Brook and Dégelis sawmills in 2006.
Our costs during 2006 as compared to 2005 increased by $142.8 million, primarily due to the stronger Canadian dollar ($107.9 million), which increased from an average rate of US$0.83 to US$0.88, reduced benefits from our Canadian dollar hedging program ($61.8 million), higher chemical costs ($14.9 million) higher energy costs ($14.9 million) and higher repairs ($13.6 million). These higher costs were partially offset by lower wood costs ($31.7 million) and lower labor costs ($2.2 million) and the benefits from our previously announced $80 million cost reduction program which was implemented in 2006. These cost savings helped offset the increased input costs. More information regarding changes in our manufacturing and other costs is contained below in the section entitled “Consolidated Results of Operations.” In addition, we recorded impairment and other related charges of $252.5 million in 2006 associated with the impairment of goodwill at our Thunder Bay, Ontario facility, the impairment of paper machine No. 3 at our Thunder Bay, Ontario facility, the indefinite shut of our Ignace and Girardville sawmills and the closure of our Benton Harbor, Michigan facility. We also recorded a net gain on the disposition of assets of $185.7 million primarily associated with our ongoing land sales program. Our cash flows from operating activities and asset sale proceeds for 2006 were greater than our capital spending and dividends by $268.6 million, contributing to a debt reduction of $210.7 million, or $279.5 million, net of cash. In 2006, we spent approximately $200 million on capital projects.
Business Strategy and Outlook
2006 was a year of change for Bowater. In the latter part of 2006, we underwent a management transition and realigned our organizational structure from a divisional structure to a functional structure focusing on operational excellence. This realignment and our new management team, has established a manufacturing-focused culture to identify manufacturing improvements, improve consistency in our operations and further reduce our costs. In 2006, we exceeded our target in an $80 million cost reduction program and in 2007 we have targeted further cost improvements. For instance, in February 2007, the unions at our Thunder Bay facility ratified an agreement that is expected to result in annual labor savings of over $16 million.
We also continue the focus on improving our balance sheet by reducing our debt. The reduction in debt in 2006 was primarily due to our asset sales program and the lumber duties refund received at the end of the year. We received proceeds of $331.8 million in 2006 from the sale of timberlands and $103.9 million from the refund of lumber duties and related interest. Although we don’t anticipate the same amount of proceeds in 2007, we believe our asset sales will generate significant proceeds of approximately $170 million. These proceeds will be used to further reduce our debt.
Additionally, we are focused on improving our product mix. North American newsprint demand declined significantly in 2006 and there is no indication of whether, or at what level, demand may stabilize. We periodically evaluate our production options to focus on our more profitable product lines. We believe our operations are positioned to deliver quality products and that capital reinvestment in the business can be held to appropriate levels. We expect to spend approximately $150 million on capital projects in 2007.
We have also rigorously evaluated our strategic options. This evaluation resulted in our announcement, on January 29, 2007, that we have entered into an agreement to combine with Abitibi in a merger of equals. The combination, if completed, would have a material impact on our results of operations, financial condition and liquidity going forward. Management believes, as a result of the merger, the combined company would be operationally and financially stronger and better able to meet changing customer needs while competing more effectively globally. We expect that the combination would generate approximately $250 million of cost synergies from improved efficiencies in such areas as production, selling, administrative, distribution and procurement costs. We expect to complete the combination in the third quarter of 2007, subject to the conditions described elsewhere in this report. In connection with this announced merger, we have approved a retention and severance program for approximately 320 Bowater employees who may be impacted by the pending merger with Abitibi. This program provides a retention bonus for employees who remain with Bowater through the closing of the merger or its cancellation and an additional retention bonus for employees who remain with Bowater for a transition period following closing of the merger.

Business and Financial Review
Consolidated Results of Operations

	Year Ended December 31,			Change
(In millions, except per share amounts)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Sales	$3,529.8	$3,483.8	$3,190.3	$46.0	$293.5
Operating income (loss)	41.2	98.8	29.5	(57.6)	69.3
Net loss	(138.3)	(120.6)	(87.1)	(17.7)	(33.5)
Loss per diluted share	(2.41)	(2.10)	(1.52)	(0.31)	(0.58)

Significant items that improved (lowered) operating income (loss):
Gain on disposition of assets				$119.9	$58.9
Impairment and other related charges				(169.9)	(82.6)
Product pricing				143.8	311.7
Distribution costs				4.2	(10.1)
Lumber duties refund				92.5	—
Manufacturing costs				(242.2)	(207.4)
Employee termination costs				(3.0)	(4.6)
Selling and administrative expenses				(2.9)	3.4

				$(57.6)	$69.3

Year ended 2006 compared to 2005

Sales increased in 2006 as compared to 2005 due to product price increases in specialty papers, newsprint and market pulp products and higher shipments of coated papers and specialty papers. These increases were partially offset by lower product prices in our coated papers and lumber products and lower shipments of newsprint, market pulp and lumber. Please refer to the discussion of “Product Line Information” for a more detailed analysis of pricing and shipments.
Operating income decreased in 2006 as compared to 2005. The above table analyzes the major items that caused the decrease in operating income. A brief explanation of these major items follows.
Gain on disposition of assets, primarily for the sale of timberlands, is discussed in Note 6 to the Notes to Consolidated Financial Statements included in this Report on Form 10-K.
Impairment and other related charges for 2006, increased materially as compared to 2005 due to a goodwill impairment charge of $200.0 million associated with our Thunder Bay, Ontario facility, and asset impairment charges associated with our Benton Harbor operations ($27.5 million), paper machine No. 3 at our Thunder Bay facility ($18.9 million), our Ignace sawmill ($5.2 million) and our Girardville sawmill ($0.9 million). Please refer to the discussion of “Critical Accounting Estimates – Goodwill” and “Critical Accounting Estimates – Long Lived Assets” in Item 7 of this Form 10-K for information regarding the judgments and uncertainties involved in determining these impairment charges.
Product pricing for all of our major product groups increased during the year except for our coated papers and lumber product group. Please refer to the discussion of “Product Line Information” for a more detailed analysis of pricing.
Distribution costs decreased slightly in 2006 as a result of a reduction in lumber shipments and duties.
Lumber duties refund in 2006 is related to a refund of lumber duties for lumber shipments from Canada to the U.S. paid to the U.S. government from May 22, 2002 through October 12, 2006 as a result of the finalization of a softwood lumber agreement between the two countries. Please refer to “Product Line Information” for a discussion of the lumber duties and the related refund.
Manufacturing costs were higher in 2006 primarily as a result of the items that are discussed below. These higher manufacturing costs were partially offset by lower wood, depreciation, and labor costs.

▪	Canadian dollar – During 2006 the Canadian dollar rose in relation to the U.S. dollar. Since 40% of our pulp and paper production capacity is in Canada, our manufacturing costs incurred in Canadian dollars increased approximately $107.9 million when translated into U.S. dollars. We also had $61.8 million in reduced benefits from our Canadian dollar hedging program as compared to 2005.
▪	Chemicals – During 2006 the cost of chemicals we use in our production process increased by $14.9 million due to an increase in the price of chemicals and more usage of chemicals due to an increase in specialty paper production.
▪	Energy costs – We are a significant user of electricity, natural gas and other fossil fuels. Although our overall consumption of these energy inputs decreased in 2006, increases in electricity and fuel prices resulted in a $14.9 million increase in our total energy costs in 2006 as compared to 2005.
Employee termination costs were higher primarily due to the closure of our Benton Harbor facility, the closure of our Ignace sawmill and the organizational realignment that occurred in 2006.
Net loss in 2006 was higher compared to 2005. Our net loss in 2006 was higher as a result of the items previously discussed, especially the higher impairment charge, partially offset by an increase in other income primarily due to interest income on the lumber duty refund and a gain on foreign exchange. Our income tax provision was lower in 2006 due to a $50.6 million valuation allowance being recorded compared to a $96.7 million valuation allowance being recorded in 2005. See discussion under “Critical Accounting Estimates – Tax Valuation Allowances” for a discussion of the judgments and uncertainties involved in determining a tax valuation allowance.
Year ended 2005 compared to 2004

Sales increased in 2005 compared to 2004 from both product price increases in all of our major product groups and increased shipments in coated and specialty papers and lumber. Please refer to the discussion of “Product Line Information” for a more detailed analysis of pricing and shipments.
Operating income for 2005 significantly improved when compared to 2004. The above table analyzes the major items that caused the improvement in operating income. A brief explanation of these major items follows.
Gain on sale of assets, primarily for the sale of timberlands, is discussed on in Note 6 to the Notes to Consolidated Financial Statements included in this Report on Form 10-K.
Impairment of assets for 2005 primarily relates to asset impairment charges of $67.2 million for the permanent closure of the Thunder Bay “A” kraft pulp mill, $11.9 million for the permanent shut of the older, higher cost original coating line at Benton Harbor and $3.5 million for a paper machine at our Mokpo, Korea paper mill.
Product pricing for all of our major product groups increased during the year. Please refer to the discussion of “Product Line Information” for a more detailed analysis of pricing.
Distribution costs increased in 2005 as a result of increased shipments, lumber duties on increased shipments and lumber transactions prices, increased fuel prices, and export-related costs. Please refer to “Product Line Information” for a more detailed discussion of the lumber duties.
Manufacturing costs were higher in 2005 primarily as a result of the items that are discussed below. These higher manufacturing costs were partially offset by higher production volumes.
▪	Canadian dollar – During 2005, the Canadian dollar strengthened in relation to the U.S. dollar. Since over 40% of our pulp and paper production capacity is in Canada, our costs stated in U.S. dollars increased approximately $138.1 million.
▪	Energy costs – We are a significant user of electricity, natural gas and other fossil fuels. Although our overall consumption of these energy inputs decreased in 2005, increases in electricity and fuel prices caused an increase in energy costs, resulting in a $28.4 million increase in our total energy costs in 2005 as compared to 2004.

▪	Wood costs – We use both harvested timber and residual sawmill chips to make our pulp and paper products. The cost for harvested timber and residual chips in Canada increased in 2005 due primarily to increased fuel prices. Additionally, the fees we pay to the Canadian government for harvesting trees increased as a result of higher average lumber transaction prices. As a result of these and other factors, our wood costs increased $13.5 million in 2005 as compared to 2004.
▪	Labor and repair materials – Labor costs were $10.3 million higher in 2005 as a result of increased labor and fringe rates, primarily from increased pension costs. Repair materials were $7.4 million higher, primarily as a result of increased maintenance outages in 2005.
Employee termination costs were higher primarily due to severance charges related to the closure of the “A” kraft pulp mill at our Thunder Bay facility, which was completed in the second quarter of 2006.
Net loss in 2005 was higher compared to 2004. Net loss in 2005 was higher as a result of the items previously discussed and due to the fact that income tax benefits generated primarily on our 2005 Canadian net operating losses, including the Thunder Bay impairment, were offset by a tax valuation allowance charge of approximately $96.7 million.
Fourth Quarter of 2006
Net income for the fourth quarter of 2006 was $107.2 million, or $1.86 per diluted share, on sales of $861.3 million. This compares to a net loss for the fourth quarter of 2005 of $101.9 million, or $(1.78) per diluted share, on sales of $876.4 million.
Operating income for the fourth quarter of 2006 was $113.3 million compared to an operating loss of $23.8 million for the fourth quarter of 2005. The increase to operating income was primarily the result of the refund of lumber duties ($92.5 million) as discussed in Lumber section of “Product Line Information” below, higher product pricing for our newsprint, specialty papers and market pulp ($23.1 million), lower asset impairment charges ($64.6 million) and slightly lower manufacturing costs.
Interest income increased $12.1 million, from $1.6 million in the fourth quarter of 2005 to $13.7 million in the fourth quarter of 2006, primarily due to the interest received with the refunded lumber duties.
Other, net increased $8.5 million, from $0.8 million in the fourth quarter of 2005 to $9.3 million in the fourth quarter of 2006, primarily due to a gain on the early extinguishment of the debt, net of the fees, associated with the debt we repurchased in November 2006. For further discussion on the repurchase of debt, see the discussion in Note 14 of the Notes to our Consolidated Financial Statements included in this Form 10-K.
Product Line Information
During the third quarter of 2006, Bowater announced that it was realigning its organizational structure to move from a divisional organization to a functional organization that supports and focuses on our multi-line manufacturing and sales across our mill base. As a result of this organizational realignment, our reportable segments have been changed to reflect how we internally manage our business, which is now based on products that we manufacture and sell to external customers. Our primary product lines include coated papers, specialty papers, newsprint, market pulp, and lumber. This Management’s Discussion and Analysis section reflects our new reportable segments, and prior year information has been recast to the current year presentation. For further information regarding our segments, see Note 25 of the Notes to our Consolidated Financial Statements included in this Form 10-K.
In general, our products are globally-traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates.

Coated Papers

			2006	2005	2004

Average price (per short ton)			$769	$792	$670
Shipments (thousands of short tons)			796.5	789.9	738.7
Downtime (thousands of short tons)			68.3	83.8	89.4
Inventory at end of year (thousands of short tons)			37.2	34.5	22.9

	Year Ended December 31,			Change
(In millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Sales	$612.2	$625.3	$494.9	$(13.1)	$130.4
Segment income	76.3	114.2	11.6	(37.9)	102.6

Significant items that improved (lowered) segment income (loss):
Product pricing				$(17.1)	$95.8
Distribution costs				(4.3)	(2.3)
Manufacturing costs				(15.9)	0.9
Selling and administrative expenses				(0.6)	8.2

				$(37.9)	$102.6

Year ended 2006 compared to 2005

Sales of coated paper decreased in 2006 as compared to 2005 as a result of lower transaction prices. Our average transaction price decreased 2.9% as a result of offshore imports, the high level of inventories in the industry and the restart of previously idled capacity in North America by a competitor. The effect of the lower transaction prices in 2006 was partially offset by an increase in coated mechanical papers shipments in 2006 due to increased production at our Catawba facility. During the third quarter of 2006, we made the decision to close our Benton Harbor facility. Previous to this closure, our Benton Harbor and Covington facilities were running at approximately 50% capacity. This closure will allow us to operate more efficiently and reduce costs while continuing to serve our customers effectively.
Segment income decreased in 2006 as compared to 2005 primarily due to lower transaction prices as discussed above, higher distribution costs and higher manufacturing costs. The higher manufacturing costs were primarily due to higher repair ($4.3 million), wood ($4.3 million), and chemical costs ($4.1 million) and lower production volumes ($0.8 million).
Coated Papers Third-Party Data: North American demand for coated mechanical papers increased 0.6% during 2006 compared to 2005. The industry operating rate in 2006 was 92% compared to 88% in 2005. According to Publishers Information Bureau, U.S. magazine monthly advertising pages decreased 0.1% in 2006 compared to 2005 and catalog/bulk mailings (measured by Standard mail pieces) increased 1.5% during 2006 as compared to 2005. North American coated mechanical mill inventories were at 18 days supply at December 31, 2006, compared to 17 days supply at December 31, 2005.
Year ended 2005 compared to 2004

Sales increased in 2005 as compared to 2004 as a result of higher transaction prices and higher shipments. Our transaction prices increased 18.2% which reflects the realization of price increases in 2005. Our coated mechanical papers shipments increased 6.9% compared to 2004, due primarily to increased production at our Catawba and Covington facilities.
Segment income increased in 2005 as compared to 2004 as a result of higher product pricing as discussed above and lower selling and administrative expenses and lower manufacturing costs partially offset by higher distribution costs. The lower manufacturing costs were primarily due to higher production volumes ($20.2 million) and lower depreciation ($5.9 million), partially offset by higher energy costs ($7.7 million), higher wood costs ($6.1 million), higher labor costs ($6.3 million), and higher repair costs ($1.8 million) and higher chemicals ($1.0 million).

Specialty Papers

			2006	2005	2004

Average price (per short ton)			$669	$628	$562
Shipments (thousands of short tons)			851.6	759.6	729.1
Downtime (thousands of short tons)			4.9	5.6	10.1
Inventory at end of year (thousands of short tons)			47.9	34.5	23.7

	Year Ended December 31,			Change
(In millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Sales	$569.7	$476.8	$409.5	$92.9	$67.3
Segment (loss) income	(35.4)	2.2	(7.7)	(37.6)	9.9

Significant items that improved (lowered) segment income (loss):
Product pricing				$36.6	$54.0
Distribution costs				(1.8)	(4.8)
Manufacturing costs				(72.4)	(31.0)
Selling and administrative expenses				—	(8.3)

				$(37.6)	$9.9

Year ended 2006 compared to 2005

Sales of specialty papers increased in 2006 as compared to 2005 as a result of a 6.5% increase in our average transaction price in 2006 and a 12.1% increase in shipments. This increase in average price reflects the realization of price increases in 2006 and the introduction of a freesheet hybrid product at our Calhoun mill in June 2006 which has a higher transaction price than our other specialty paper offerings. Our increase in shipments is due to the conversion of a newsprint machine to specialty production at our Calhoun mill in June 2006 and increased shipments to customers moving from traditional freesheet grades to mechanical specialties and customers upgrading from newsprint to mechanical specialties.
Segment income decreased in 2006 as compared to 2005 primarily due to higher manufacturing costs, partially offset by higher sales discussed above. The higher manufacturing costs were primarily due to a stronger Canadian dollar ($23.3 million) and reduced benefits from our Canadian dollar hedging program ($13.6 million), combined with higher repair ($19.5 million), labor ($18.7 million), depreciation ($5.7 million), energy ($6.0 million) and chemical costs ($5.2 million). These costs were partially offset by higher production volume ($14.3 million) and lower wood costs ($3.6 million).
Specialty Papers Third-Party Data: North American demand for supercalendered high gloss paper ended down 2.4% and other uncoated mechanical papers ended up 1.2% in 2006 as compared to 2005. The supercalendered high gloss operating rate in North America in 2006 was 83% and mill inventories at the end of December 2006 are 23.8% higher than at the end of December 2005. North American lightweight and standard grade uncoated mechanical inventories at December 2006 increased 13.5% over December 2005 with 15 days supply on December 31, 2006 and 13 days supply on December 31, 2005.
Year ended 2005 compared to 2004

Sales increased in 2005 as compared to 2004 as a result of higher average transaction prices and slightly higher shipments. Our average transaction price increased 11.7% as a result of a realization in price increases in 2005. Specialty paper shipments increased 4.2% compared to 2004, due to increased shipments to book market customers moving from traditional freesheet grades to mechanical specialties and retailer circular customers upgrading from newsprint to mechanical specialties.
Segment income increased in 2005 as compared to 2004 as a result of higher product pricing as discussed above, partially offset by higher manufacturing costs, selling and administrative expenses and distribution costs. The higher manufacturing costs were primarily due to a stronger Canadian dollar ($19.1 million), reduced benefits from our Canadian dollar hedging program ($7.8 million), combined with higher energy ($6.2 million), depreciation ($4.2 million), repair ($3.6 million), labor ($2.3 million), and chemical costs ($1.9 million), partially offset by higher production volumes ($16.4 million).
Newsprint

			2006	2005	2004

Average price (per metric ton)			$636	$583	$528
Shipments (thousands of metric tons)			2,260.3	2,451.6	2,541.6
Downtime (thousands of metric tons)			245.0	199.1	192.1
Inventory at end of year (thousands of metric tons)			67.9	87.0	89.8

	Year Ended December 31,			Change
(In millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Sales	$1,437.6	$1,428.8	$1,340.8	$8.8	$88.0
Segment income	79.5	72.3	31.1	7.2	41.2

Significant items that improved (lowered) segment income (loss):
Product pricing				$123.3	$135.8
Distribution costs				0.2	(11.7)
Manufacturing costs				(119.0)	(87.6)
Selling and administrative expenses				2.7	4.7

				$7.2	$41.2

Year ended 2006 compared to 2005

Sales of newsprint increased marginally in 2006 as compared to 2005 as a result of higher product pricing being offset by lower shipments. Our average newsprint transaction price was 9.1% higher in 2006 compared to 2005. The increase reflects the realization of price increases in our North American and international markets. Shipments were 7.8% lower in 2006 as we converted a newsprint machine at our Calhoun site to specialty paper production and newsprint production was curtailed at our Thunder Bay facility in the third and fourth quarters of 2006 and at our Mokpo facility in the fourth quarter of 2006. Specifically, 68,000 metric tons at our Thunder Bay mill and 19,000 metric tons at our Mokpo mill were curtailed. At Thunder Bay, two of our paper machines were curtailed beginning in September with one restarted in the fourth quarter. The downtime at our Mokpo mill was a result of labor issues which have been resolved. In January 2007, we rebuilt a newsprint machine at our Calhoun facility which will reduce first quarter production by 10,000 tons. Additionally, in January 2007, the cost of our recycled fiber has increased 2% from December of 2006, and we are expecting additional price increases for the balance of the quarter.
Segment income increased in 2006 as compared to 2005 as a result of higher product pricing as noted above and lower distribution and selling and administrative expenses, offset by higher manufacturing costs. The higher manufacturing costs were primarily due to a stronger Canadian dollar ($54.4 million), lower production volumes ($45.2 million), a reduced benefit from our Canadian dollar hedging program ($25.8 million), combined with higher energy ($13.0 million) and chemical costs ($3.9 million) partially offset by lower labor ($11.8 million) and wood costs ($6.6 million).
Newsprint Third-Party Data: Total North American newsprint demand declined 6.0% in 2006 compared to 2005, reflecting conservation measures taken by publishers, reduced North American newspaper circulation, lower advertising linage, and substitution in some applications by other uncoated mechanical grades. Over the same time period, North American newsprint production declined 6.3%. The industry operating rate was 94% in 2006 compared to 95% in 2005. In 2006, North American net exports of newsprint decreased 8.6% from 2005 levels. North American mill inventories at year end 2006 declined 3,000 metric tons and customer inventories declined 102,000 metric tons from 2005 levels. Total inventories (North American mills and users) ended 2006 at 1.1 million metric tons, 105,000 metric tons below the 2005 level. Days of supply at the U.S. dailies declined to 39 days from 42 days at year end 2005. Newspaper advertising linage declined 0.1% in 2006 compared to 2005.

Year ended 2005 compared to 2004

Sales increased in 2005 as compared to 2004 primarily as a result of higher product pricing, partially offset by lower shipments. Our average newsprint transaction price was 10.4% higher in 2005 compared to 2004 due to the realization of price increases in our North American and international markets. Newsprint shipments decreased by 3.5% compared to 2004 primarily due to production shifting from newsprint to higher margin specialty papers.
Segment income increased in 2005 as compared to 2004 primarily as a result of higher product pricing as noted above and lower selling and administrative expenses, partially offset by higher distribution costs and manufacturing costs. The higher manufacturing costs were primarily due to a stronger Canadian dollar ($50.2 million), lower production volumes ($25.4 million), reduced benefit from our Canadian dollar hedging program ($17.0 million), combined with higher energy ($10.3 million), chemical ($6.9 million), and repair costs ($2.5 million), partially offset by lower depreciation ($8.4 million), labor ($7.0 million) and wood costs ($2.8 million).
Market Pulp

			2006	2005	2004

Average price (per metric ton)			$576	$531	$513
Shipments (thousands of metric tons)			971.9	1,005.6	1,058.8
Downtime (thousands of metric tons)			25.1	66.7	62.3
Inventory at end of year (thousands of metric tons)			48.9	63.4	49.9

	Year Ended December 31,			Change
(In millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Sales	$559.4	$534.3	$543.3	$25.1	$(9.0)
Segment income	36.6	7.7	37.1	28.9	(29.4)

Significant items that improved (lowered) segment income (loss):
Product pricing				$42.9	$19.1
Distribution costs				(6.7)	(1.8)
Manufacturing costs				(7.2)	(49.1)
Selling and administrative expenses				(0.1)	2.4

				$28.9	$(29.4)

Year ended 2006 compared to 2005

Sales of market pulp increased in 2006 as compared to 2005 as a result of higher product pricing which was partially offset by lower shipments. Our average price for market pulp was 8.5% higher in 2006 compared to 2005. This increase reflects improved world-wide demand. Our shipments decreased 3.4% compared to 2005, due to reduced production from our Thunder Bay facility as a result of the permanent shut of our “A” kraft pulp mill at this site in May 2006. Our market pulp inventories at the end of 2006 were at 18 days supply which was 11 days below industry average. Generally, our inventories are below industry average because our mills are geographically close to the markets they serve. Our downtime decreased significantly in 2006 primarily due to maintenance downtime taken at our Calhoun and Coosa Pines facilities in 2005. We have announced price increases of $20 per metric ton for softwood grades and $30 per metric ton for fluff pulp grades effective January 1, 2007.
Segment income increased in 2006 as compared to 2005 primarily as a result of higher product pricing as noted above, partially offset by higher manufacturing costs and higher distribution costs. The higher manufacturing costs were due to a reduced benefit from our Canadian dollar hedging program ($16.2 million), a stronger Canadian dollar ($13.0 million), lower production volumes ($9.9 million) and higher chemical costs ($1.7 million), partially offset by lower wood ($10.9 million), repair ($6.4 million), depreciation ($5.6 million), energy ($3.0 million) and labor costs ($4.1 million).

Market Pulp Third-Party Data: World-wide demand for market pulp increased by 3.9% or 1.5 million metric tons in 2006 compared to 2005. Demand in North America grew by 2.6% as a result of increased consumption by printing and writing and tissue manufacturers. Demand for pulp was up 9.4% in China and 5.2% in Latin America. Demand in Western Europe, the world’s largest pulp market, increased by 3.0%. World-wide producers shipped at 95% capacity. World-wide producer inventories decreased to 29 days supply, which is 3 days lower than 2005.
Year ended 2005 compared to 2004

Sales decreased in 2005 as compared to 2004 as a result of reduced shipments, partially offset by higher product pricing. Our average price for market pulp was 3.5% higher in 2005 compared to 2004. The increase reflects the price increases in 2005 brought about by improved world-wide demand and continued strength of currencies in market pulp producing regions. Our shipments decreased 5% in 2005 compared to 2004, due to increased integration of our pulp to produce paper and reduced production from our Coosa Pines facility which incurred an extended planned maintenance shut to rebuild its boiler. Our market pulp inventories ended 2005 at 23 days supply, 9 days below the industry average.
Segment income decreased in 2005 as compared to 2004 primarily as a result of higher manufacturing costs and higher distribution costs, partially offset by higher product pricing as noted above and lower selling and administrative costs. The higher manufacturing costs were primarily due to stronger Canadian dollar ($13.7 million), a reduced benefit from our Canadian dollar hedging program ($12.3 million), lower production volumes ($6.3 million), combined with higher energy ($4.2 million), chemical ($4.0 million), wood ($1.7 million), and labor costs($1.5 million).
Lumber

			2006	2005	2004

Average price (per mbf)			$317	$358	$355
Shipments (mmbf)			1,045.3	1,076.3	1,043.1
Downtime (mmbf)			232.2	201.1	297.7
Inventory at end of year (mmbf)			44.2	54.4	60.4

	Year Ended December 31,			Change
(In millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Sales	$331.6	$385.1	$370.2	$(53.5)	$14.9
Segment income	63.0	14.4	17.8	48.6	(3.4)

Significant items that improved (lowered) segment income (loss):
Product pricing				$(43.5)	$3.5
Lumber duties refund				92.5	—
Distribution costs				16.8	10.5
Manufacturing costs				(17.2)	(21.3)
Selling and administrative expenses				—	3.9

				$48.6	$(3.4)

Year ended 2006 compared to 2005

Sales decreased in 2006 as compared to 2005 as a result of an 11.5% lumber price decrease due primarily to a weaker U.S. housing market. Our lumber shipments decreased 2.9% in 2006 compared to 2005 mainly as a result of the sale of two sawmills in 2006 offset by the continued ramp up of the Thunder Bay sawmill as a result of a recent plant modernization.
Segment income increased in 2006 as compared to 2005 primarily as a result of the $ 92.5 million refund of lumber duties in December 2006 as discussed below and lower distribution costs, partially offset by lower product pricing discussed above and higher manufacturing costs. The decrease in distribution costs is primarily due to the decrease in lumber duties in 2006 and the sale of the two sawmills. The higher manufacturing costs were primarily due to a stronger Canadian dollar ($16.8 million), lower production volumes ($10.4 million), a reduced benefit from our Canadian dollar hedging program ($6.1 million), and a higher lower of cost or market inventory adjustment ($3.7 million), partially offset by lower wood ($15.0 million), labor ($3.6 million), and repair costs ($2.9 million), and lower depreciation ($2.3 million). Downtime taken at our sawmills is the result of weak lumber markets and limited availability of timber supply from our cutting rights on Crown-owned land.
Lumber duties imposed by the U.S. Department of Commerce (“DOC”) were effective for lumber shipments from Canada to the U.S. beginning May 22, 2002. Between May 22, 2002, and October 12, 2006, we paid duties totaling approximately $113 million to cover the various duty rates then in effect. Lumber duties were included as a component of distribution costs on our Consolidated Statements of Operations.
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U. S. became effective. The agreement provides for the return of approximately $4.5 billion in accumulated cash deposits to Canadian industry with the remaining $1 billion to U.S. interests. Through an arrangement with Export Development Corporation (“EDC”), which the government of Canada designated as its agent to expedite the refund of duties, we recovered approximately $103.9 million on November 10, 2006. The refund consisted of a return of $92.5 million of the duties paid and $11.4 million in interest due the company. We do not expect to recover any additional amounts.
The SLA provides for softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. The provincial governments of Ontario and Québec selected a border restriction defined as Option B in the SLA based upon input from the manufacturers within those provinces. Option B provides for a volume quota to be established for each company within a province. These volume quotas are based on historical production and are not transferable between provinces. For our sawmills in Québec, the volume quota is in line with historical production, and we anticipate our 2007 production to be similar to what we produced in 2006. The provincial government of Ontario also based its quota allocation on historical production, but did not provide for a mechanism that addressed the needs of new entrants. As a result, the volume that we were allocated is insufficient to operate both our Ignace and Thunder Bay, Ontario sawmills; therefore, we decided to indefinitely shut our Ignace sawmill in December 2006. Based on Thunder Bay’s allocated quota, production in 2007 will be limited to approximately 65% of its annual capacity. U.S. composite prices would have to rise above $355 per thousand board feet before the quota volume restrictions would be lifted. Our average transaction price for lumber in the fourth quarter of 2006 was $280 per thousand board feet.
In 2005, the province of Québec mandated that the annual harvests of softwood timber on Crown-owned land would be reduced 20% below 2004 levels. The 20% reduction was required to be achieved, on average, for the period 2005 to 2008. In December 2006, the province of Québec increased that reduction to 23.8% below 2004 levels for the period 2008 to 2013. These requirements did not have any material impact on our results of operations or financial condition during 2006 and are not expected to have a material impact for 2007.
Lumber Third-Party Data: Lumber markets have been very weak due to reduced lumber demand driven mostly by residential housing construction. U.S. housing starts decreased in 2006, 12.9% to 1.8 million units compared to 2.1 million units in 2005.
Year ended 2005 compared to 2004

Sales increased in 2005 as compared to 2004 as a result of a slight increase in product pricing and an increase of 3.2% in lumber shipments in 2005 compared to 2004 as we continued our ramp up of the Thunder Bay sawmill as a result of a plant modernization.
Segment income decreased in 2005 as compared to 2004 as a result of higher manufacturing costs partially offset by higher product pricing and lower distribution and selling and administrative costs. Distribution costs were lower primarily as a result of lower duty rates on lumber shipments from Canada and the U.S. The higher manufacturing costs were primarily due to a stronger Canadian dollar ($17.1 million), higher wood costs ($8.4 million), higher labor costs ($2.2 million) and higher depreciation ($1.3 million), partially offset by higher volumes ($8.7 million) and lower repair costs ($1.1 million).
Corporate and other
We exclude gain (loss) on disposition of assets, impairment and other related charges and severance charges from our internal review of product line results. Also excluded from our product line results are corporate and other items which include timber sales and general and administrative expenses. These items are analyzed separately from our product line results. The following table is included in order to facilitate the reconciliation of our product line sales and segment income to our total sales and operating income on our Consolidated Statements of Operations.

	Year Ended December 31,			Change
(In millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Corporate and other:
Sales	$19.3	$33.5	$31.6	$(14.2)	$1.9
Segment loss:
Net gain on disposition of assets	185.7	65.8	6.9	119.9	58.9
Impairment and other related charges	(252.5)	(82.6)	—	(169.9)	(82.6)
Severance	(16.3)	(13.3)	(8.7)	(3.0)	(4.6)
Corporate and other	(95.7)	(81.9)	(58.6)	(13.8)	(23.3)

Net gain on disposition of assets: During 2006, we sold timberlands, our Baker Brook and Dégelis sawmills and other fixed assets for proceeds of $331.8 million, resulting in a pre-tax gain of $185.7 million. This gain was primarily due to the sale of 381,900 acres of Canadian timberlands and 153,300 acres of timberlands in the southeastern U.S.
During 2005, we sold timberlands and other fixed assets for proceeds of $75.7 million, resulting in a pre-tax gain of $65.8 million. This gain was primarily due to the sale of approximately 29,900 acres of timberlands in Canada and the U.S.
During 2004, we sold timberlands and other fixed assets for proceeds of $12.0 million, resulting in a pre-tax gain of $6.9 million. This gain was primarily due to the sale of approximately 3,200 acres of owned timberlands and leaseholds in Canada and the U.S.
Impairment and other related charges: During 2006, we recorded impairment and other related charges related to impairment of goodwill at our Thunder Bay, Ontario facility ($200.0 million), the closure of our Benton Harbor, Michigan facility ($27.5 million), paper machine No. 3 ($18.9 million) at our Thunder Bay facility, our Ignace sawmill ($5.2 million), and our Girardville sawmill ($0.9 million). Please refer to the discussion of “Critical Accounting Estimates – Goodwill” and “Critical Accounting Estimates – Long Lived Assets” in Item 7 of this Form 10-K for information regarding the judgments and uncertainties involved in determining these impairment charges. For further information, see Note 5 of the Notes to the Consolidated Financial statements included in this annual report on Form 10-K.
During 2005, we recorded asset impairment charges related to our Thunder Bay “A” kraft pulp mill ($67.2 million), a coating line at our Benton Harbor facility ($11.9 million) and a paper machine at our Mokpo, Korea paper mill ($3.5 million).
Severance: In 2006, Bowater recorded approximately $16.3 million of employee termination costs including severance and other benefits related to the closure of our Benton Harbor facility (38 employees), the closure of our Ignace sawmill (28 employees), the sale of certain other sawmills and organizational realignments (16 employees). For further information, see Note 13 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.
In 2005, Bowater recorded approximately $13.3 million of employee termination costs including severance and other benefits. Approximately $11.5 million of the $13.3 million relates to the permanent closure of the “A” kraft pulp mill at our Thunder Bay facility in May 2006 and the elimination of approximately 260 positions.
In 2004, Bowater recorded severance charges of approximately $8.7 million for employee termination costs, primarily from the voluntary termination of 35 employees related to the indefinite closure of the groundwood pulp mill at our Thunder Bay facility, and 11 additional employees related to retirements, and our streamlining of the former Forest Products Division.
Corporate and other: Sales decreased in 2006 as compared to 2005 due to lower timber sales as a result of our timberland sales. The increase in operating loss in 2006 as compared to 2005 is primarily related to pension and other postretirement benefit plan amendments.
Sales increased in 2005 as compared to 2004 due to higher product pricing for timber. The increase in operating loss in 2005 as compared to 2004 is primarily related to lower gains on foreign currency hedges.

Interest Expense
Interest expense decreased $3.2 million in 2006, from $199.3 million in 2005 to $196.1 million in 2006, due primarily to lower average debt balances carried in 2006 and slightly higher capitalized interest in 2006 as compared to 2005.
Interest expense increased $4.0 million in 2005, from $195.3 million in 2004 to $199.3 million in 2005, due primarily to higher average interest rates in 2005 as compared to 2004, partially offset by slightly higher capitalized interest in 2005 as compared to 2004.
Income Taxes
Bowater’s effective tax rate in 2006, which resulted in net tax expense, was (17.3)% compared to an expense of (43.5)% in 2005. During 2005, based on continuing operating losses for our Canadian operations and current evaluation of available tax planning strategies, it was determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) that we would record a tax charge of $96.7 million to establish a valuation allowance against our remaining net Canadian deferred tax assets, which were primarily for loss carryforwards and tax credits in Canada. Our Canadian operations continued to experience operating losses in 2006, and a valuation allowance of $50.6 million was recorded in 2006 to reduce the income tax benefits generated by our Canadian operations. See “Critical Accounting Estimates – Tax Valuation Allowance” for a discussion of the judgments and uncertainties involved in determining a tax valuation allowance. The 2006 effective tax rate was also impacted by the goodwill impairment charge, which does not provide any tax benefit, the reversal of certain tax reserves, and the tax treatment on foreign currency gains and losses. The 2005 effective tax rate was also impacted by the tax treatment on foreign currency gains and losses.
Bowater’s effective tax rate in 2005, which was an expense, was (43.5)% compared to a benefit of 36.9% in 2004. As discussed above, in accordance with SFAS 109 we established a valuation allowance against our remaining net Canadian deferred tax assets. As a result, income tax benefits generated on our 2005 Canadian net operating losses were offset by tax charges to record a valuation allowance.
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of special tax treatment on foreign currency gains and losses. We have a number of Canadian subsidiaries whose unconsolidated income and gains are taxed in Canada. On consolidation, such income and gains are eliminated but we are still liable for the Canadian taxes. Due to the variability and volatility of foreign exchange rates we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we will probably not be recording income tax benefits on any 2007 operating losses generated in Canada, which would have the impact of increasing our overall effective income tax rate in future periods. To the extent that our Canadian operations become profitable, the impact of this valuation allowance would lessen or reverse and positively impact our effective tax rate in those periods.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources are cash provided from operations and available borrowings under our credit facilities, which are discussed in more detail below. We periodically review timberland holdings and sell timberlands. In 2006, the sale of timberlands and other assets generating proceeds of $331.8 million has been a significant source of liquidity, and in combination with the lumber duties refund, has allowed us to reduce our total debt outstanding, net of the increase in cash by $279.5 million. Since late 2005, we have generated approximately $375 million of proceeds and expect an additional $170 million in proceeds from this program by the end of 2007. We believe that cash from operations and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations, capital expenditures, and dividend payments for the next twelve months.
Cash Provided by Operations
During 2006 and 2005, Bowater had net losses of $138.3 million and $120.6 million, respectively. Cash provided by operating activities totaled $182.3 million in 2006 compared to $169.4 million in 2005. Cash from operations increased primarily as a result of the $103.9 million refund of lumber duties and related interest and increases in product prices for most of our products. These increases were offset by a stronger Canadian dollar, lower production at our Thunder Bay mill as a result of the permanent shut of the “A” kraft pulp line, lower production and higher maintenance costs at the Calhoun mill as we converted a newsprint machine to the production of specialty papers in the second quarter of 2006 and higher costs associated with the closure of our Benton Harbor facility. (See “Product Line Information” section of our “Management’s Discussion and Analysis.”)

Working capital in 2006 was negatively impacted by an increase in accounts receivable primarily as a result of higher product pricing from most of our products and lower income taxes payable. The negative impact to working capital was partially offset by lower inventory levels, primarily as a result of the shut of the Thunder Bay “A” line and curtailed newsprint production at our Thunder Bay mill.
In 2005, cash provided by operating activities totaled $169.4 million compared to $122.5 million in 2004. Cash generated from operations increased due primarily to higher operating income and lower working capital needs. The higher operating income in 2005 was driven by higher product pricing, partially offset by higher distribution and manufacturing costs. See discussion of manufacturing costs, distribution costs and product pricing in the “Product Line Information” section of our “Management’s Discussion and Analysis.” Additionally, see “Risks Factors” for discussion of product pricing, costs, exchange rates and debt levels.
Working capital in 2005 was negatively impacted by an increase in accounts receivable, which resulted primarily from higher pricing, and higher inventory levels to support increased export shipments. These working capital changes were partially offset by an increase in accounts payable and accrued liabilities primarily due to the timing of payments. Please see the discussion entitled “Short-Term Financing” below.
Cash Provided by (Used for) Investing Activities
Cash provided by (used for) investing activities totaled $130.1 million, ($91.7) million, and ($72.1) million in 2006, 2005, and 2004, respectively. The increase in cash from investing activities in 2006 as compared to 2005 is due primarily to the increased proceeds from the disposition of timberlands and other asset sales, partially offset by increased capital expenditures. The capital expenditures in 2006 of $199.1 million include $35.9 million associated with the conversion of a machine at our Calhoun mill to specialty paper production and other return-based projects of approximately $60 million for our Catawba, Calhoun, Coosa Pines and Thunder Bay facilities. The increase in cash used for investing activities in 2005 as compared to 2004 is due to increased capital expenditures partially offset by an increase in asset sales as we began our timberland asset sales program in late 2005. Capital expenditures in 2005 compared to 2004 were significantly higher as we began the conversion at our Calhoun mill in 2005 ($42 million) and other return-based projects at our Catawba, Coosa Pines and Gatineau facilities ($33 million). Capital expenditures for all periods include compliance, maintenance, and projects to increase returns on production assets. We expect to spend approximately $150 million on similar capital projects in 2007.
Cash Used for Financing Activities
Cash used for financing activities totaled $243.6 million, $77.3 million, and $40.1 million for 2006, 2005, and 2004, respectively. Bowater had net payments of $62.1 million on its short-term borrowings, net payments of $22.3 million on its long-term debt and debt repurchases of $112.8 million during 2006. We used our lumber duty refund and the majority of our increased proceeds from land and asset sales discussed above to repurchase debt in 2006. We had net payments of $19.0 million and $132.7 million on our short-term credit facilities during 2005 and 2004, respectively. The net payments on short-term credit facilities in 2004 were primarily due to an increase in our long-term financing of $132.0 million.
During August 2006, we repurchased approximately $15.6 million of our $250 million floating rate notes due March 15, 2010 for total cash consideration of approximately $15.8 million, or a 1.4% premium over face value. During September 2006, we repurchased approximately $1.9 million of our $250 million 9% notes due August 1, 2009 for total cash consideration of approximately $2.0 million, or a 3.7% premium over face value. In conjunction with these transactions, we recorded charges of approximately $0.5 million for premiums, fees and unamortized deferred financing fees. These charges for the early extinguishment of debt are included in “Other income, net” on the accompanying Consolidated Statements of Operations.
During November 2006, we repurchased $95.3 million face value of our Series A, 10.625% notes due June 15, 2010 for total cash consideration of approximately $102.7 million, or a 7.8% premium over face value. This repurchased debt had a book carrying value of $107.9 million, which was comprised of $95.3 million face value, plus $12.6 million related to the revaluation of Series A debt from the acquisition of Avenor in 1998. In conjunction with this transaction, we recorded charges of $7.5 million for premiums and fees. We also recorded a gain on the extinguishment of debt of approximately $12.6 million associated with the revaluation of the debt as discussed above. Therefore, the net impact for the extinguishment of the Series A notes is a net gain of approximately $5.1 million, which is included in “Other income, net” on the accompanying Consolidated Statements of Operations.

SHORT-TERM FINANCING
At December 31, 2006, we had available borrowings under our credit facilities as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
Short-Term Bank Debt	Commitment	Outstanding	Available (1)	Date	Rate (2)

	(in millions, except for dates and interest rates)
U.S. Credit Agreement	$415.0	$—	$347.3	05/11	n/a
Canadian Credit Agreement	$165.0	$—	$132.4	05/07	n/a

	$580.0	$—	$479.7

(1)	The commitment available under each of the revolving credit facilities is subject to collateral requirements and covenant restrictions as described below and is reduced by outstanding letters of credit of $67.7 million for the U.S. and $32.6 million for Canada. Commitment fees for unused portions of the U.S. and Canadian facilities are 50 basis points and 25 basis points, respectively.
(2)	Borrowings under the revolving credit facilities incur interest based, at our option, on specified market interest rates plus a margin. No borrowings were outstanding under these credit facilities during the year.
On May 31, 2006, we entered into (i) a five-year Credit Agreement among Bowater Incorporated (“Bowater”) as Borrower, several lenders, and Wachovia Bank, National Association, as Administrative Agent (the “U.S. Credit Agreement”) and (ii) a 364-day Credit Agreement, along with its subsidiary Bowater Canadian Forest Products Inc. (“BCFPI”), among BCFPI as Borrower, Bowater as parent Guarantor, several lenders, and The Bank of Nova Scotia as Administrative Agent (the “Canadian Credit Agreement”).
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
Financial covenants under both the U.S. Credit Agreement and Canadian Credit Agreement are based upon our consolidated financial results and consist of the following two ratios:
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

CONTRACTUAL OBLIGATIONS
We have an obligation to repay our outstanding debt. In addition, we enter into various supply and cutting rights agreements, guarantees and purchase commitments in the normal course of business. The following summarizes our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(In millions)	Total	2007	2008-2010	2011-2012	Thereafter

Long-term debt, including current installments (1)	$2,223.8	$14.9	$538.9	$997.2	$672.8
Non-cancelable operating lease obligations (2)	89.4	10.6	24.7	12.4	41.7
Purchase obligations (3)	413.2	43.8	109.7	55.4	204.3

Total contractual obligations	$2,726.4	$69.3	$673.3	$1,065.0	$918.8

(1)	Long-term debt commitments exclude related discounts and revaluation of debt of $42.7 million at December 31, 2006 as these items require no cash outlay.
(2)	We control 0.1 million acres of timberlands under long-term leases expiring 2023 to 2058. In addition, we lease certain office premises, office equipment, and transportation equipment under operating leases.
(3)	Purchase obligations include, among other things, a fiber supply contract for our Coosa Pines operation with commitments totaling $84.7 million through 2014 and a steam supply contract for our Dolbeau operations with commitments totaling $191.0 million through 2023.
In addition to the items shown in the table above, Bowater is party to employment and change-in-control agreements with its executive officers. Those agreements are described under the heading “Executive Compensation – Employment and Change in Control Agreements” in our Proxy Statement with respect to the 2007 Annual Meeting of Shareholders to be filed under Regulation 14A under the Securities Exchange Act of 1934, as amended.
OFF BALANCE SHEET ARRANGEMENTS
In connection with certain timberland sales transactions in 2002 and prior years, Bowater received a portion of the sale proceeds in notes receivable from institutional investors. In order to increase our liquidity, we monetized these notes receivable using qualified special-purpose entities (“QSPEs”) set up in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The more significant aspects of the QSPEs are as follows:
▪	The QSPEs are not consolidated within our financial statements. The business purpose of the QSPEs is to hold the notes receivable and issue debt securities to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The full principal amounts of the notes receivable are backed by letters of credit issued by third-party financial institutions.
▪	Our retained interest consists principally of the net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued by the QSPE to third parties) and a cash reserve account. Fair value of our retained interests was estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates.
▪	The cash reserve accounts were established at inception and are required to meet specified minimum levels throughout the life of the debt issued by the QSPEs to third party investors. Any excess cash flows revert to Bowater on a quarterly or semi-annual basis. The cash reserve accounts revert to Bowater at the maturity date of the third-party debt.
▪	We may be required to make capital contributions to the QSPEs from time to time in sufficient amounts so that the QSPEs will be able to comply with their covenants regarding the payment of taxes, maintenance as entities in good standing, transaction fees, contractual indemnification of the collateral agent and certain other parties, and the maintenance of specified minimum amounts in the cash reserve account. Notwithstanding these covenants, because of the expected net available cash flow to the QSPEs (interest and principal on notes receivable backed by letters of credit will be in excess of interest and principal on debt securities), Bowater does not expect to be required to make additional capital contributions, nor have any capital contributions been required to date.

▪	Bowater currently guarantees approximately $6.8 million, representing 25% of the outstanding investor notes’ principal balance of Timber Note Holdings LLC, one of our QSPEs. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayment of $2.0 million) through 2008. The remaining investor notes’ principal amount is to be repaid in 2009. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, neither of which has ever occurred.
The following summarizes our transactions with QSPEs as of December 31, 2006 (in millions):

	Bowater’s			Excess of
	Retained		Total	Assets over
Qualified Special Purpose Entity	Interest	Total Assets	Obligations	Obligations

Calhoun Note Holdings AT LLC	$6.6	$73.9	$64.2	$9.7
Calhoun Note Holdings TI LLC	9.7	74.7	61.8	12.9
Bowater Catawba Note Holdings I LLC	2.0	19.8	17.4	2.4
Bowater Catawba Note Holdings II LLC	9.4	98.1	86.9	11.2
Timber Note Holdings LLC	4.0	31.1	27.3	3.8
Bowater Saluda LLC	7.9	103.0	91.5	11.5

	$39.6	$400.6	$349.1	$51.5

No QSPEs are permitted to hold Bowater stock and there are no commitments or guarantees that provide for the potential issuance of Bowater stock. These entities do not engage in speculative activities of any description and are not used to hedge Bowater positions, and no Bowater employee is permitted to invest in any QSPE.
CANADIAN-U.S.DOLLAR EXCHANGE RATE FLUCTUATION EFFECT ON EARNINGS
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
We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. Under the exchange rates, hedging levels and operating conditions that existed at December 31, 2006, for every one-cent increase in the Canadian-U.S. dollar exchange rate, our operating income, before currency hedging, for 2006 would have been reduced by approximately $15.0 million, net of hedging by approximately $12.2 million.
We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. All of the existing contracts will mature on or before April 2007. Based on exchange rates, hedging levels and operating conditions projected for the first quarter of 2007, we project that a one-cent increase in the Canadian dollar exchange rate would reduce our operating income for the first quarter, before currency hedging, by approximately $3.8 million.
HEDGING PROGRAMS
Canadian Dollar Hedging Program
At December 31, 2006, we had approximately $0.4 million of unrealized losses recorded on our Canadian dollar hedging program compared to an approximately $30.0 million unrealized gain at December 31, 2005. Hedging contracts outstanding at December 31, 2006 have been established to hedge forecasted transactions through the first quarter of 2007. Recently, we have been entering into short-term hedging contracts that extend out only a few months at a time. For a description of our hedging activities, see Note 15 to our Consolidated Financial Statements included in this Report on Form 10-K.

Natural Gas Hedging Program
Beginning in the third quarter of 2006, we entered into natural gas swap agreements under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our hedged natural gas costs are billed to us based on a publicly traded index plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in those indices by contractually exchanging the publicly traded index upon which we are billed for a fixed index of natural gas cost. The swap agreements, which did not qualify for hedge accounting treatment during the year, have been marked-to-market in the Consolidated Statement of Operations. As a result, approximately $1.1 million of pre-tax losses were recognized in our Consolidated Statement of Operations in 2006 for outstanding contracts that we purchased in 2006 to financially hedge forecasted transactions expected to occur in 2007. For a description of our natural gas hedging activities, see Note 15 to our Consolidated Financial Statements included in this Report on Form 10-K. As of December 31, 2006, the fair value of our outstanding natural gas swap agreements, which have a notional amount of $9.0 million, is a liability of $1.1 million.
British Pound Sterling Programs
In the first quarter of 2007, we entered into British pound sterling forward contracts that expire at various dates in 2007. We entered into these contracts to limit our exposure to the fluctuations between the British pound sterling and the U.S. dollar based on our contracted sales that are denominated in British pound sterling. These contracts do not currently qualify for hedge accounting treatment.
ENVIRONMENTAL ITEMS
We are subject to a variety of federal, state, provincial and local environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in substantial compliance with current applicable environmental laws and regulations.
We currently anticipate capital spending for environmental requirements of approximately $10 million per year in the near term. Environmental regulations promulgated in the future could require substantial additional expenditures for compliance and could have a material impact on Bowater, in particular, and the industry in general.
We currently have recorded $19.7 million for environmental liabilities. Approximately $18.2 million of this $19.7 million relates to environmental reserves established in connection with prior acquisitions. The majority of these liabilities are recorded at undiscounted amounts and are included in other long-term liabilities on the Consolidated Balance Sheets. The $19.7 million represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management. Approximately $17.6 million of the $18.2 million relates to two previously owned Canadian mills for costs primarily associated with soil remediation, air compliance and landfill closure and one United States mill for costs primarily for soil testing and monitoring acquired in connection with the Alliance acquisition.
We have been notified that we may be a “potentially responsible party” (“PRP”) with respect to three hazardous waste sites which are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA” or “Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The U.S. EPA has listed it as “No Further Action Status” in September 2002. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. We believe we will not be liable for any significant amounts at any of these sites.
RECENT ACCOUNTING PRONOUNCEMENTS
Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS 109. FIN 48 clarifies the accounting for income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. We have not yet completed our evaluation of the impact the adoption of FIN 48 will have on our consolidated results of operations and financial position.
Fair Value Measurements
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of this statement on our results of operations and financial position.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates, assumptions and judgments and rely on future projections of results of operations and cash flows. We base our estimates, assumptions and judgments on historical data and other information that we believe are reasonable under the circumstances. These estimates, assumptions and judgments affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of our financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting periods. It is important that the reader of our financial statements understand that actual results could differ materially from these estimates, assumptions and judgments.
A summary of our significant accounting policies is disclosed in Note 2 to our Consolidated Financial Statements. Based upon a review of our significant accounting policies, we believe the following accounting policies require us to make estimates, assumptions and judgments that can significantly affect the results reported in our Consolidated Financial Statements.
Pension and Other Postretirement Benefit Obligations
Description
We record assets and liabilities associated with our pension and other postretirement benefit obligations that may be considered material to our financial position. The amounts recognized changed significantly upon adoption of SFAS 158 (see Note 16 to our Consolidated Financial Statements). We also record net periodic benefit costs associated with these obligations as our employees render service.
Judgments and Uncertainties Involved in the Estimate
The following inputs are needed to calculate the fair value of our plan assets and our pension and other postretirement benefit obligations. These inputs are also used to determine our net periodic benefit costs each year. The determination of these inputs requires judgment.
▪	discount rate – used to arrive at the net present value of the pension and other postretirement benefit obligations;
▪	return on assets – used to estimate the growth in invested asset value available to satisfy pension benefit obligations;
▪	rate of compensation increase – used to calculate the impact future pay increases will have on pension and other postretirement benefit obligations; and
▪	health care cost inflation rate – used to calculate the impact of future health care costs on postretirement benefit obligations.
The discount rate is determined by considering the timing and amount of projected future benefit payments and is based on, for our U.S. plans, a portfolio of long-term high quality corporate bonds of a similar duration or, for our Canadian plans, a model that matches the plan’s duration to published yield curves. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In determining the rate of compensation increase, we reviewed historical salary increases and promotions while considering the impact of current industry conditions and future industry outlook. For the health care cost inflation rate, we considered historical trends in these types of costs in the U.S. and Canada.

We engage an independent actuarial firm to perform an actuarial valuation of the values of our pension and postretirement plans’ assets and benefit obligations based on the inputs we provide to them.
Effect if Actual Results Differ from Assumptions
Variations in assumptions could have a significant effect on the net periodic benefit cost and net pension and other postretirement benefit obligations reported in our Consolidated Financial Statements. For example, a 25 basis point change in any one of these assumptions would increase (decrease) our 2006 pension and postretirement benefit expense and our net pension and other postretirement benefit obligations as follows (in millions):

			Net Pension and Other
	Net Periodic Benefit Cost		Postretirement Benefit Obligations
	25 Basis	25 Basis	25 Basis
	Point	Point	Point	25 Basis Point
Assumption	Increase	Decrease	Increase	Decrease

Discount rate	$(7.0)	$7.6	$(73.1)	$77.1
Return on assets	(4.1)	(4.1)	—	—
Rate of compensation increase	2.0	(2.0)	8.6	(8.6)
Health care cost inflation rate	1.6	(1.0)	7.6	(6.3)

Goodwill
Description
We have a significant amount of goodwill recorded in our Consolidated Balance Sheets. We review the carrying value of our goodwill for impairment in the fourth quarter of each year or more frequently, if an event occurs that triggers such an interim review. Goodwill is allocated to reporting units before performing a test for impairment. In 2006, we performed two tests of impairment–one in the third quarter and one in the fourth quarter. The third quarter interim test for impairment was performed prior to the realignment of our organization (see Note 25 to our Consolidated Financial Statements). Goodwill was allocated to our new reporting units prior to performing the fourth quarter annual test for impairment. As discussed more fully in Note 2 to our Consolidated Financial Statements, if a reporting unit’s carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and the implied fair value of the goodwill is recorded. We recorded goodwill impairment charges of $200 million in 2006 as a result of our third quarter interim test for impairment (see Note 4 to our Consolidated Financial Statements).
Judgments and Uncertainties Involved in the Estimate
We determined the fair values of our reporting units for both our third quarter interim test for impairment and our fourth quarter annual test for impairment with the assistance of an independent third party, relying primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units. Several of the key assumptions include periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation, weighted average cost of capital and capital spending. We derive these assumptions used in our valuation models from several sources. Many of these assumptions are derived from our internal budgets, which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. We believe that our internal forecasts are consistent with those that would be used by a potential buyer in valuing our reporting units. Our products are commodity products; therefore, pricing is inherently volatile and often follows a cyclical pattern. The average price over a commodity cycle forms the basis of our product pricing assumption. We derive our pricing estimates from information generated internally, from industry research firms and from other published reports and forecasts.
Since performing our 2005 annual impairment test, exchange rates continued to climb to high levels. Given the exchange rate environment at the time of the interim test, we believe a potential buyer would consider a shorter-term view of exchange rates. Therefore, in our third quarter of 2006 interim test for impairment, foreign exchange rates were based on market forward rates for 2007 followed by a gradual reversion to a 5-year historical average as opposed to a 10-year historical average, which had been used in previous tests for impairment.

In addition to the assumptions discussed above, we determined the fair value of our Thunder Bay mill in both the third and fourth quarter tests for impairment utilizing a probability-weighted approach that assumes a potential buyer of the facility would consider alternative courses of action in estimating the discounted cash flows. Courses of action that were probability-weighted in our fair value estimation of the Thunder Bay facility include operating the mill as it is currently operated; restarting paper machine No. 3, which we permanently shut in the third quarter of 2006 but could be fully operational to a potential buyer of the facility; and conversion of one of Thunder Bay’s other newsprint machines to production of coated paper grades.
For our fourth quarter impairment test, determining the reporting units to which we should allocate the goodwill takes considerable judgment and is based upon the determination of the reportable segments, which in and of itself, requires management’s judgment. We are required to evaluate whether each component (i.e., one level below the reportable segment) is a business by assessing the business elements (inputs, processes, outputs) that are present within the component, the business elements that are missing from the component, and the degree of difficulty in replacing the missing elements. Further, if any of the components are considered a business, we are required to determine whether they are similar for purposes of aggregation into a single reporting unit. Our similarity assessment included a review of the customers, products, distribution methods and other pertinent information associated with each component that qualified as a business. Once the reporting units were defined, existing goodwill was allocated to the newly identified reporting units based on their relative fair values.
In our third quarter impairment test, the fair values of each of our reporting units, except our Thunder Bay reporting unit, exceeded their carrying value amounts by at least 10%. In our fourth quarter impairment test, there were no indications of impairment for any of our reporting units, and the fair values of each exceeded their carrying value amounts by at least 10%.
Since the carrying value of our Thunder Bay reporting unit exceeded its fair value in our third quarter interim test for impairment, we were required to determine the implied fair value of the goodwill associated with that reporting unit. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination. We determined the fair value of the assets and liabilities of the reporting unit with the assistance of an independent third party. The implied fair value of goodwill related to our Thunder Bay reporting unit was approximately $296.0 million; therefore, we recorded a goodwill impairment charge of $200 million in 2006.
Effect if Actual Results Differ from Assumptions
A number of judgments were made in the determination of our reporting units. If a different conclusion had been reached for any one of those assumptions, it could have resulted in the identification of reporting units different from those we actually identified. This may have resulted in a different conclusion when comparing the fair value to the carrying value of the reporting unit.
The assumptions used in our valuation models are interrelated. The continuing degree of interrelationship of these assumptions is, in and of itself a significant assumption. Because of the interrelationships among the assumptions, we do not believe it would be meaningful to provide a sensitivity analysis on any of the individual assumptions. However, one key assumption in our valuation model is the weighted average cost of capital. If the weighted average cost of capital, which is used to discount the projected cash flows, was lower, the measure of the fair value of our assets would increase. Conversely, if the weighted average cost of capital was higher, the measure of the fair value of our assets would decrease. If our estimate of the weighted average cost of capital used in our fourth quarter annual test for impairment were to increase by 25 basis points, the excess of the fair values of each of the reporting units would continue to exceed their carrying value amounts. For our third quarter interim test for impairment, the impact of a 25 basis points increase to our estimate of the weighted average cost of capital would have been an additional goodwill impairment charge of approximately $34.1 million. Another key assumption in our valuation model is foreign exchange. Continuation of a strong Canadian dollar could have a significant impact on the 5-year historical average and negatively impact future valuations.
Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on our financial condition and operating results.
Long-lived Assets
Description
Losses related to impairment of long-lived assets are recognized when circumstances indicate the carrying values of the assets may not be recoverable. When there are indicators that the carrying value of a long-lived asset may not be recoverable, we evaluate the carrying value of the asset in relation to its expected undiscounted future cash flows. If the carrying value of the asset is greater than the expected undiscounted future cash flows, an impairment charge is recorded based on the excess of the long-lived asset’s carrying value over its fair value. We recorded long-lived asset impairment charges of $48.5 million in 2006 and $82.6 million in 2005. (See Note 5 to our Consolidated Financial Statements).
Judgments and Uncertainties Involved in the Estimate
Our impairment loss calculations require us to apply judgment in estimating asset fair values and future cash flows, including periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation and projected capital spending. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate. We determined the foreign exchange rates based on market forward rates for 2007 followed by a gradual reversion to a 5-year historical average.
Effect if Actual Results Differ from Assumptions
If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, actual impairment losses could vary positively or negatively from estimated impairment losses.
Tax Exposure Matters
Description
In the normal course of business, we are subject to audits from the Federal, state, provincial and other tax authorities regarding various tax liabilities. Tax audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that taxes accrued on the Consolidated Balance Sheets fairly represent the amount of future tax liability due. See further discussion of our ongoing and completed tax audits in Note 17 to our Consolidated Financial Statements.
We utilize certain income tax planning strategies to reduce our overall cost of income taxes. We have provided for our estimated exposure attributable to income tax planning strategies in accordance with SFAS No. 5 “Accounting for Contingencies”. We believe that the provision for liabilities resulting from the implementation of income tax planning strategies is appropriate. To date, we have not experienced an examination by governmental revenue authorities that would lead management to believe that our past provisions for exposures related to income tax planning strategies are not adequate.
Judgments and Uncertainties Involved in the Estimate
The amount of our income tax contingency reserve is based on our best estimate of the ultimate settlement amount upon audit related to specific issues. The process to derive our reserve for all income tax liabilities, including those related to tax planning strategies requires significant judgment, historical comparisons and reference to authoritative tax resources. On a quarterly basis, we review tax reserves based on changes in tax law, changes in facts or circumstances and all other relevant information. Our tax reserves are adjusted based on current year requirements, an agreed determination or settlement of a particular matter, the expiration of the statute of limitations for a particular tax period or a change in facts or circumstances regarding the matter.
Effect if Actual Results Differ from Assumptions
Upon audit, it is possible that certain tax strategies might be challenged resulting in a change in our liability for income taxes. If actual results are not consistent with the assumptions and judgments used in determining and estimating our income tax reserves, actual tax expense could vary positively or negatively from our estimates.
Tax Valuation Allowances
Description
We have significant deferred tax assets in the U.S. and Canada related to tax credit carryforwards and ordinary loss carryforwards. We evaluate the deferred tax assets and assess the need for a valuation allowance based on changes in tax law, changes in facts or circumstances and all other relevant information. We have recorded a valuation allowance for almost all of our Canadian deferred tax assets. See discussion of our valuation allowances in Note 17 to our Consolidated Financial Statements.
Judgments and Uncertainties Involved in the Estimate
We are required to assess whether it is more likely than not that the deferred tax assets will be realized, based on forecasted income, or where necessary, the implementation of prudent and feasible tax planning strategies. The carrying value of our deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits, or in the absence of sufficient future taxable income, that we would implement tax planning strategies to generate sufficient taxable income.

Effect if Actual Results Differ from Assumptions
If actual results are not consistent with the assumptions and judgments used in determining and estimating the realization of our deferred tax assets, actual tax expense could vary positively or negatively from our estimates.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Bowater is exposed to risks associated with foreign currency exchange rates, commodity price risk and changes in interest rates.
Foreign Exchange Risk
We have manufacturing operations in the United States, Canada and Korea and sales offices located throughout the world. As a result, we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. Approximately 40% of our pulp and paper production capacity and a significant portion of our lumber production are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See the information set forth under “Item 1A – Risks Factors – Currency fluctuations may adversely affect our results of operations and financial condition” and under “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations-Canadian-U.S. Dollar Exchange Rate Fluctuation Effect on Earnings” for further information on foreign exchange risks related to our operating costs. To reduce our exposure to differences in Canadian dollar exchange rate fluctuations, we periodically enter into and designate Canadian dollar-forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. We estimate the monthly forecasted Canadian dollar outflows on a rolling 24-month basis and, depending on the level of the Canadian dollar, hedge the first monthly Canadian dollar outflows of manufacturing costs up to 90% of such monthly forecasts in each of the first twelve months and up to 80% in the following twelve months of total forecasted Canadian dollar outflows. At December 31, 2006, we had a notional amount of $76.0 million of Canadian dollar contracts outstanding; however, due to the strong Canadian dollar, we are not currently entering into new hedging agreements beyond the next three months. Information regarding the carrying value and fair market value of the contracts is set forth in Note 15 to our Consolidated Financial Statements included in this Form 10-K.
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate long-term debt and our short-term variable rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We have a mix of fixed rate and variable rate borrowings. At December 31, 2006 and 2005, we had $1,998.6 million and $2,138.7 million, respectively, of fixed rate long-term debt and $267.9 million and $338.5 million, respectively, of short- and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate short- and long-term debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our outstanding short and long-term variable bank debt, a 100 basis-point increase in interest rates would have increased our annual interest expense in 2006 and 2005 by approximately $2.7 million and $3.4 million, respectively.
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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts) Years ended December 31,	2006	2005	2004

Sales	$3,529.8	$3,483.8	$3,190.3

Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	2,683.3	2,540.5	2,346.4
Depreciation, amortization and cost of timber harvested	323.2	329.4	335.2
Distribution costs	333.6	340.3	324.9
Lumber duties refund	(92.5)	—	—
Selling and administrative expenses	174.2	158.0	161.2
Impairment and other related charges	252.5	82.6	—
Net gain on disposition of assets	(185.7)	(65.8)	(6.9)

Operating income	41.2	98.8	29.5

Interest expense	(196.1)	(199.3)	(195.3)
Other income, net	43.6	9.9	17.4

Loss before income taxes, minority interests and cumulative effect of accounting changes	(111.3)	(90.6)	(148.4)
Income tax (provision) benefit	(19.3)	(39.3)	54.8
Minority interests, net of tax	(5.1)	9.8	6.5

Loss before cumulative effect of accounting changes	(135.7)	(120.1)	(87.1)
Cumulative effect of accounting changes, net of tax	(2.6)	(0.5)	—

Net loss	$(138.3)	$(120.6)	$(87.1)

Loss per share:
Basic loss per common share:
Loss before cumulative effect of accounting changes	$(2.36)	$(2.09)	$(1.52)
Cumulative effect of accounting changes, net of tax	(0.05)	(0.01)	—

Net loss	$(2.41)	$(2.10)	$(1.52)

Diluted loss per common share:
Loss before cumulative effect of accounting changes	$(2.36)	$(2.09)	$(1.52)
Cumulative effect of accounting changes, net of tax	(0.05)	(0.01)	—

Net loss	$(2.41)	$(2.10)	$(1.52)

Average number of shares outstanding:
Basic and diluted	57.4	57.4	57.2

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts) At December 31,	2006	2005

Assets

Current Assets:
Cash and cash equivalents	$98.9	$30.1
Accounts receivable, net	444.5	410.1
Inventories	349.8	365.8
Timberlands held for sale	18.7	123.1
Other current assets	47.1	61.2

Total current assets	959.0	990.3

Timber and timberlands	60.8	85.4
Fixed assets, net	2,877.9	3,049.1
Goodwill	590.2	794.1
Other assets	158.0	233.5

Total assets	$4,645.9	$5,152.4

Liabilities and shareholders’ equity
Current liabilities:
Current installments of long-term debt	$14.9	$22.2
Short-term bank debt	—	55.0
Accounts payable and accrued liabilities	431.2	498.5

Total current liabilities	446.1	575.7

Long-term debt, net of current installments	2,251.6	2,400.0
Pension and other postretirement benefit obligations	651.1	465.3
Other long-term liabilities	92.5	107.6
Deferred income taxes	313.0	329.4
Minority interests in subsidiaries	59.0	58.9
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value. Authorized 100,000,000 shares; issued 67,585,104 and 67,527,993 shares at December 31, 2006 and 2005, respectively	67.6	67.5
Exchangeable shares, no par value. Unlimited shares authorized; 1,423,830 and 1,434,445 shares outstanding at December 31, 2006 and 2005, respectively	67.6	68.1
Additional paid-in capital	1,630.1	1,621.6
Retained (deficit) earnings	(76.0)	100.1
Accumulated other comprehensive loss	(371.0)	(156.0)
Treasury stock at cost, 11,600,717 and 11,605,074 shares at December 31, 2006 and 2005, respectively	(485.7)	(485.8)

Total shareholders’ equity	832.6	1,215.5

Total liabilities and shareholders’ equity	$4,645.9	$5,152.4

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CAPITAL ACCOUNTS

					Accumulated
			Additional	Retained	Other		Total
	Common	Exchangeable	Paid In	Earnings	Comprehensive	Treasury	Shareholders’
(In millions, except share amounts)	Stock	Shares	Capital	(Deficit)	Loss	Stock	Equity

Balance at December 31, 2003	$67.0	$78.2	$1,601.6	$399.1	$(47.1)	$(486.1)	$1,612.7

Retraction of exchangeable shares (174,954 shares issued and exchangeable shares retracted)	0.2	(8.5)	8.3	—	—	—	—
Dividends on common stock ($0.80 per share)	—	—	—	(45.5)	—	—	(45.5)
Stock options exercised including tax benefit of $1.2 (223,600 shares)	0.2	—	7.6	—	—	—	7.8
Share-based compensation costs for equity awards	—	—	1.0	—	—	—	1.0
Restricted stock units grant (7,774 shares)	—	—	(0.3)	—	—	—	(0.3)
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (2,818 shares)	—	—	—	—	—	0.2	0.2
Comprehensive (loss) income:
Net loss	—	—	—	(87.1)	—	—	(87.1)
Foreign currency translation	—	—	—	—	5.3	—	5.3
Minimum pension liability, net of tax of $22.7	—	—	—	—	43.8	—	43.8
Change in unrealized gain on hedged transactions, net of tax of $18.8	—	—	—	—	(30.6)	—	(30.6)

Total comprehensive loss							(68.6)

Balance at December 31, 2004	$67.4	$69.7	$1,618.2	$266.5	$(28.6)	$(485.9)	$1,507.3

Retraction of exchangeable shares (31,913 shares issued and exchangeable shares retracted)	—	(1.6)	1.6	—	—	—	—
Dividends on common stock ($0.80 per share)	—	—	—	(45.8)	—	—	(45.8)
Stock options exercised including tax benefit of $0.3 (69,000 shares)	0.1	—	2.1	—	—	—	2.2
Restricted stock units cancellation (10,203 shares)	—	—	(0.4)	—	—	—	(0.4)
Share-based compensation costs for equity awards	—	—	0.1	—	—	—	0.1
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (3,311 shares)	—	—	—	—	—	0.1	0.1
Comprehensive (loss) income:
Net loss	—	—	—	(120.6)	—	—	(120.6)
Foreign currency translation	—	—	—	—	3.3	—	3.3
Minimum pension liability, net of tax of $1.3	—	—	—	—	(73.0)	—	(73.0)
Change in unrealized gain on hedged transactions, net of tax of $35.3	—	—	—	—	(57.7)	—	(57.7)

Total comprehensive loss							(248.0)

Balance at December 31, 2005	$67.5	$68.1	$1,621.6	$100.1	$(156.0)	$(485.8)	$1,215.5

Cumulative adjustment to retained earnings for adoption of SAB 108	—	—	—	8.6	—	—	8.6
Retraction of exchangeable shares (10,615 shares issued and exchangeable shares retracted)	—	(0.5)	0.5	—	—	—	—
Dividends on common stock ($0.80 per share)	—	—	—	(46.4)	—	—	(46.4)
Restricted stock units vested (46,496 shares, net of shares forfeited for employee withholding taxes)	0.1	—	(0.4)	—	—	—	(0.3)
Share-based compensation costs for equity awards	—	—	8.7	—	—	—	8.7
Treasury stock used for dividend reinvestment plans and employee and director benefits (4,357 shares)	—	—	—	—	—	0.1	0.1
Other equity transaction	—	—	(0.3)	—	—	—	(0.3)
Comprehensive (loss) income:
Net loss	—	—	—	(138.3)	—	—	(138.3)
Foreign currency translation	—	—	—	—	0.5	—	0.5
Minimum pension liability, net of tax of $15.4	—	—	—	—	60.2	—	60.2
Change in unrealized gain on hedged transactions, net of tax of $11.9	—	—	—	—	(19.4)	—	(19.4)

Total comprehensive loss							(97.0)

Adjustment to initially apply SFAS 158, net of tax of $59.8	—	—	—	—	(256.3)	—	(256.3)

Balance at December 31, 2006	$67.6	$67.6	$1,630.1	$(76.0)	$(371.0)	$(485.7)	$832.6

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years ended December 31,	2006	2005	2004

Cash flows from operating activities:
Net loss	$(138.3)	$(120.6)	$(87.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting changes, net of tax	2.6	0.5	—
Share-based compensation	5.6	0.1	1.0
Depreciation, amortization and cost of timber harvested	323.2	329.4	335.2
Impairment and other related charges	252.5	82.6	—
Deferred income taxes	25.2	28.8	(50.5)
Minority interests, net of tax	5.1	(9.8)	(6.5)
Pension contributions, net of pension benefit costs	(40.8)	(33.0)	(8.8)
Net gain on disposition of assets	(185.7)	(65.8)	(6.9)
Gain on extinguishment of debt	(12.6)	—	—
Changes in working capital:
Accounts receivable	(34.4)	(33.1)	(16.1)
Inventories	20.5	(40.1)	(34.8)
Income taxes receivable and payable	(20.7)	22.1	(50.8)
Accounts payable and accrued liabilities	(1.6)	12.6	43.2
Other, net	(18.3)	(4.3)	4.6

Net cash provided by operating activities	182.3	169.4	122.5

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(199.1)	(167.4)	(84.1)
Dispositions of assets, including timber and timberlands	331.8	75.7	12.0
Purchase of minority interest in subsidiary	(2.6)	—	—

Net cash provided by (used for) investing activities	130.1	(91.7)	(72.1)

Cash flows from financing activities:
Cash dividends, including minority interests	(46.4)	(45.9)	(46.0)
Short-term financing	370.4	572.0	733.4
Short-term financing repayments	(432.5)	(591.0)	(866.1)
Long-term financing	—	—	245.9
Repurchases and payments of long-term debt	(135.1)	(14.3)	(113.9)
Stock options exercised	—	1.9	6.6

Net cash used for financing activities	(243.6)	(77.3)	(40.1)

Net increase in cash and cash equivalents	68.8	0.4	10.3
Cash and cash equivalents:
Beginning of year	30.1	29.7	19.4

End of year	$98.9	$30.1	$29.7

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $4.2, $1.3, and $0.1	$210.1	$206.6	$197.4
Income taxes	$14.7	$—	$35.2

See accompanying Notes to Consolidated Financial Statements.

Note 1. Basis of Presentation
Bowater Incorporated is a leading producer of coated and specialty papers and newsprint. In addition, we produce and sell bleached market pulp and lumber products. We operate 12 pulp and paper manufacturing facilities in the United States, Canada and South Korea. We also operate a facility in the United States that converts a mechanical fiber-containing base sheet to coated products. In addition, we own 10 sawmills in Canada and the United States. Our operations are supported by approximately 0.8 million acres of timberlands owned or leased in the United States and Canada and approximately 27.9 million acres of timber cutting rights on Crown-owned lands in Canada.
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
Bowater consolidated a 67% interest in Bowater Maritimes, Inc. (“BMI”) until December 22, 2006, at which time we acquired the minority interests from our partners–Oji Paper Co. Ltd and Mitsui & Co., Ltd.. BMI is now a wholly-owned subsidiary of Bowater. See Note 18, “Acquisition of Minority Interest” for details regarding this purchase.
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
In December 2006, we adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 clarifies the way that a company should evaluate an identified unadjusted error for materiality. SAB 108 requires that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current year financial statements. Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements—the “rollover” approach and the “iron curtain” approach. The rollover approach, which is the approach we previously used, quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The primary weakness of the iron curtain approach is that it does not consider the correction of prior year misstatements in the current year to be errors.
Using the rollover approach resulted in an accumulation of misstatements to our balance sheets that were deemed immaterial to our financial statements because the amounts that originated in each year were quantitatively and qualitatively immaterial. We have elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the impacted liabilities as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of our retained earnings in 2006. We recorded a cumulative adjustment to increase our retained earnings by $8.6 million for the adoption of SAB 108. We evaluated the impact of these adjustments on previous periods presented in our Consolidated Financial Statements, individually and in the aggregate, under the rollover method and concluded that they were immaterial to those periods’ Consolidated Financial Statements.
The following table presents a description of the individual adjustments included in the cumulative adjustment to retained earnings. These adjustments were identified by management in the normal course of performing our internal control activities:

(In millions)	Adjustment	Description of the Adjustment	Years Impacted

Vacation liability (net of tax of $4.6)	$(9.2)	Adjusted to reflect under accrual of vacation liability	1980’s – 2003
Deferred tax liability	7.9	Adjusted to reflect impact of tax rate changes	1998 – 2002
Deferred tax liability	6.7	Adjusted to reflect tax basis of retirement assets	1980’s – 2005
Purchased materials liability	3.2	Adjusted to reflect accrual of amounts owed	2004 – 2005

Total	$8.6

In the 1980’s, Bowater’s vacation expenses were recorded on a cash basis. Upon review of the vacation policies, it was determined that certain of our mill locations were not accruing their liabilities based on the vacation earned by the employees under these policies. In 2003, we began adjusting the vacation liability for the change in vacation earned as compared to the prior year, thus reflecting the correct adjustment to each year’s income statement. A tax benefit of $4.6 million was recorded for the vacation liability adjustment.
In 1998, in connection with an acquisition, we established deferred tax liabilities through purchase accounting associated with certain Canadian mills acquired. These purchase accounting related deferred taxes were maintained at the existing effective tax rate and were not adjusted for changes in our effective tax rates during the years noted. In 2003, we began adjusting these deferred tax liabilities for the current year’s income statement impact.
In the 1980’s, we established deferred tax liabilities for certain retirement plan assets based on our conclusions regarding the tax basis of these assets. Upon recent and further evaluation, it was determined that the actual tax basis should have been lower than originally calculated and adjusted for contributions and distributions.
During a balance sheet review at one of our locations, it was determined that a liability account for accruals of purchased materials and services was not being appropriately released upon completion of a project and therefore resulted in an overstatement of the liability of $3.2 million. Automatic accruals were established for the purchase order amount upon receipt of materials or services rendered, however, the appropriate amount was not released from the system upon receipt of final invoice. The purchased materials liability was adjusted to reflect the proper accrual of amounts owed.
Note 2. Accounting Policies
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
financial instruments: Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that we record all derivatives as either assets or liabilities in the balance sheet at fair value. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are deferred and recorded as a component of “Accumulated other comprehensive loss” until the underlying transaction is recorded in earnings. At that time, gains or losses are reclassified from “Accumulated other comprehensive loss” to the Consolidated Statements of Operations on the same line as the underlying transaction (cost of sales). Any ineffective portion of a hedging derivative’s change in fair value is recognized immediately in earnings. Changes in the fair value of a derivative that has not been designated or does not qualify as a cash flow hedge are recognized in earnings immediately. See also Note 15, “Financial Instruments.”
inventories: We adopted SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 (“SFAS 151”), as of January 1, 2006. SFAS 151 clarifies the types of costs that should be expensed rather than capitalized into inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The effect of adopting SFAS No. 151 was immaterial to our financial position and results of operations. Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead and is determined by using the average cost and last-in, first-out (“LIFO”) methods. See also Note 9, “Inventories.”
timber and timberlands: The acquisition cost of land and timber, property taxes, lease payments, site preparation and other costs related to the planting and growing of timber are capitalized. Capitalization policies are consistent prior to and during harvesting. These costs, excluding land, are charged against income at the time the timber is harvested, based on annually determined depletion rates, and are included in the line titled “Depreciation, amortization and cost of timber harvested” in the Consolidated Statements of Operations. Growth and yield models are used to estimate timber volume on our land from year to year. These volumes affect the depletion rates, which are calculated annually based on the capitalized costs and the total timber volume based on the current stage of the growth cycle.
fixed assets and depreciation: Fixed assets are stated at cost less accumulated depreciation. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets. Repairs and maintenance, including costs associated with planned major maintenance, are charged to operations as incurred. Bowater capitalizes interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized on a straight-line basis over the useful lives of the assets. See also Note 11, “Fixed Assets.”
asset retirement obligations: In accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations” and related interpretations (“SFAS 143”), the fair value of a liability for an asset retirement obligation, including one conditional on a future event that may or may not be within our control, is recorded in the period in which it is incurred; the life is determinable; and a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs are allocated to expense and the liability is accreted to its face amount. See also Note 3, “Asset Retirement Obligations.”
impairment of long-lived assets and long-lived assets to be disposed of: Bowater accounts for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In accordance with SFAS 144, long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets (herein defined as “long-lived asset”) may not be recoverable. See Note 5, “Impairment and Other Related Charges,” for information regarding impairment of certain of our long-lived assets.
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
A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed. See Note 10, “Timberlands Held for Sale” regarding timberlands that are being held for sale.

goodwill: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill, which represents the excess of purchase price over fair value of net assets acquired, is to be tested for impairment at least on an annual basis. The initial step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units, as defined under SFAS 142 with its carrying amount. If a reporting unit’s fair value exceeds its carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if a reporting unit’s carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and the implied fair value of the goodwill is recorded. Implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts allocated to assets and liabilities is the implied fair value of goodwill. Fair value is determined with the assistance of an independent third party. In making our determination of the fair value of a reporting unit, we rely primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units and makes use of several key assumptions as described more fully in Note 4, “Goodwill.” We perform an impairment test annually in the fourth quarter of each year, unless an event occurs earlier in the year that requires us to perform an interim test. See information regarding impairment of our goodwill in Note 4, “Goodwill.”
The goodwill associated with Ponderay is not subject to the impairment guidance in SFAS 142. Instead, Ponderay’s goodwill is combined with our equity method investment in Ponderay Newsprint Company and reviewed for impairment in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). APB 18 requires us to evaluate an equity method investment (including goodwill) for impairment when factors lead us to believe that there has been a decline in the investment’s value that is not considered temporary.
transfers and servicing of financial assets and extinguishments of liabilities: Bowater monetized notes receivable using qualified special purpose entities (“QSPEs”) set up in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The QSPEs that were established for note monetization purposes have not been consolidated within our financial statements. We recorded gains or losses on the monetization of the notes receivable, with the amount of the gain or loss determined based on the original carrying amount of the notes, allocated between the assets monetized and the retained interests in the QSPE based on their relative fair values at the date of the monetization. Bowater’s retained interest consists principally of the excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the securities issued by the QSPE to third parties) and a cash reserve account established at inception. Fair value of the retained interests was estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates. Our retained interests are included in “Other assets” in the Consolidated Balance Sheet. Excess cash flows revert to Bowater on a quarterly or semi-annual basis. The cash reserve account reverts to Bowater at the maturity of the investor notes. See Note 14, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements” for further discussion of the QSPEs.
fair value of financial instruments: SFAS No. 107, “Disclosure About Fair Value of Financial Instruments” requires that we disclose the fair value of our financial instruments when it is practical to estimate.
Short-Term Assets and Liabilities–The fair value of our cash and cash equivalents, trade receivables and accounts payable approximate their carrying values because of their short-term nature. The fair value of our derivative financial instruments (refer to Note 15, “Financial Instruments.”) approximates carrying value and is based on current termination values or quoted market prices of comparable contracts.
Short-Term Debt – Our Revolving Credit Facilities incur interest at market rates plus a margin (refer to Note 14, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements”), thus the fair value of our short-term debt approximates its carrying value.
Long-Term Debt – The fair value of our notes and debentures (refer to Note 14, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements”) were determined by reference to quoted market prices or were determined by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. There were no significant differences as of December 31, 2006 and 2005 between the carrying value and fair value of our notes and debentures.

income taxes: Income taxes are accounted for under the asset and liability method, as prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income and tax planning strategies.
Bowater has not provided for U.S. income taxes on the undistributed earnings of certain of its foreign subsidiaries, as it has specific plans for the reinvestment of such earnings. See Note 17, “Income Taxes” for a discussion of the Company’s undistributed earnings of its foreign subsidiaries.
foreign operations: Financial statements of the majority of Bowater’s Canadian and Korean operations are prepared using the United States dollar as their functional currency. Non-monetary assets and liabilities and related depreciation and amortization for these foreign operations are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the balance sheet date. Income and expense items are remeasured into U.S. dollars using an average exchange rate for the period. Gains and losses from foreign currency transactions and from remeasurement of the balance sheet are reported as “Other income, net” in the Consolidated Statements of Operations.
Financial statements of one foreign subsidiary are prepared using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. Income and expense items are translated at average daily exchange rates for the period. The resulting translation gains or losses are recognized as a component of equity in “Accumulated other comprehensive loss.” Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations.
share-based compensation: Share-based compensation is accounted for under the fair value recognition provisions of SFAS No. 123R, “Share-based Payments” and related interpretations (“SFAS 123R”). Prior to January 1, 2006 our share-based compensation was accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”) as permitted by SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”).
Results for periods prior to adoption of SFAS 123R have not been restated. The table below illustrates the pro forma effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to Bowater’s share-based compensation plans in the years ended December 31:

(In millions, except per-share amounts)	2005	2004

Net loss as reported:	$(120.6)	$(87.1)
Add: Share-based compensation expense included in net loss	—	0.6
Deduct: Share-based compensation expense determined under fair value based methods, net of related tax effects	(8.6)	(7.4)

Pro forma net loss	$(129.2)	$(93.9)

Loss per share:
Basic and diluted, as reported	$(2.10)	$(1.52)
Basic and diluted, pro forma	(2.25)	(1.64)

For purpose of the above disclosure, the fair value of each option granted during the year ended 2005 and 2004 was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004

Assumptions:
Expected dividend yield	2.2%	1.8%
Expected stock price volatility	29.0%	30.6%
Risk-free interest rate	4.0%	3.4%
Expected option lives	7.2 years	6.8 years
Weighted average fair value of options granted	$11.19	$13.88

We estimated the expected dividend yield, expected volatility and expected life of each stock option based upon historical experience. The risk-free rate of interest was based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the stock option. Forfeitures were recognized as they occurred.
pension and other postretirement benefit obligations: Prior to December 31, 2006, we recognized the assets and liabilities associated with our pension and other postretirement benefit plans (the “Plans”) in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS 87”) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions“ (“SFAS 106”), which allowed us to defer the recognition of the impact of certain events such as plan changes applicable to prior service costs and actuarial gains and losses. As of December 31, 2006, we have adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”), that require us to recognize in our Consolidated Balance Sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. See Note 16, “Pension and Other Postretirement Benefit Plans” for information regarding the impact of adoption to our Consolidated Balance Sheet.
comprehensive loss: Comprehensive loss, net of taxes, consists of net loss, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on hedged transactions and is presented in the Consolidated Statements of Capital Accounts. The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are as follows:

(In millions)	2006	2005

Pension plan additional minimum liability(1)	$—	$(186.1)
Unrealized prior service costs(2)	(23.2)	—
Unrealized actuarial gains and losses(3)	(358.9)	—
Unrealized transition obligation(4)	(0.1)	—
Foreign currency translation(5)	12.0	11.5
Unrealized gain on hedging transactions(6)	(0.8)	18.6

	$(371.0)	$(156.0)

(1)	Net of deferred tax benefit of $66.8 million and minority interest of $1.2 million in 2005. This component has been eliminated with the adoption of SFAS 158.

(2)	This component was established with the adoption of SFAS 158. Net of deferred tax benefit of $1.5 million and minority interest of $2.4 million in 2006.

(3)	This component was established with the adoption of SFAS 158. Net of deferred tax benefit of $109.6 million and minority interest of $5.2 million in 2006.

(4)	This component was established with the adoption of SFAS 158. Net of deferred tax benefit of $0.1 million in 2006.

(5)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(6)	Net of deferred tax benefit of $0.5 million in 2006 and a deferred tax provision of $11.4 million in 2005.

revenue recognition: Approximately 90% of Bowater sales are for pulp and paper products. These products are primarily delivered by either truck or rail and revenue recognition is based on shipping terms. These products are primarily delivered to our customers directly from our mills and typically have the terms free on board (“FOB”) shipping point. For these sales, revenue is typically recorded when the product leaves the mill. With regard to these sales or any other sale of any Bowater product, the following criteria must be met before revenue is recorded: persuasive evidence of an arrangement exists; delivery has occurred and we have no remaining obligations; prices are fixed or determinable; and collectibility is reasonably assured.
distribution costs: Bowater’s shipping and handling costs are classified as distribution costs and presented separately on the Consolidated Statements of Operations, in accordance with the Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”
basic and diluted earnings per share: Basic earnings per common share, including exchangeable shares issued by our subsidiary, Bowater Canada Inc. (“Exchangeable Shares”), is calculated assuming no dilution. Diluted earnings per common share is computed using the weighted average number of outstanding common shares, including Exchangeable Shares, adjusted for the incremental shares attributed to the dilutive effect of potentially dilutive securities (stock options and restricted stock units), which is calculated using the treasury stock method.
environmental costs: Bowater expenses environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property are capitalized. We determine our liability on a site-by-site basis and record a liability at the time it is probable and can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the amount and timing of expected cash payments are reliably determinable.
reclassifications: Certain prior-year amounts in our Consolidated Financial Statements and the notes have been reclassified to conform to the 2006 presentation. In the first quarter of 2006, we adjusted the amount of goodwill allocated to the timberlands held for sale. As a result, goodwill allocated to timberlands held for sale as of December 31, 2005 decreased by $12.7 million and goodwill increased by the same amount compared to the amounts previously reported in our 2005 Consolidated Financial Statements and related notes. The reclassifications had no effect on our previously reported net loss or shareholders’ equity.
New Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 clarifies the accounting for income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. We have not yet completed our evaluation of the impact the adoption of FIN 48 will have on our consolidated results of operations and financial position.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of this statement on our results of operations and financial position.
Note 3. Asset Retirement Obligations
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 confirms that a legal obligation to perform an asset retirement activity should be recorded as a liability even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, we must determine if sufficient information is available to estimate the fair value of the liability and, if so, record a liability for the conditional asset retirement obligation. Bowater adopted FIN 47 during the fourth quarter of 2005, which resulted in a net charge of $0.5 million that is included in “Cumulative effect of accounting changes, net of tax” in the 2005 Consolidated Statements of Operations.

The activity in our liability for asset retirement obligations is as follows:

(In millions)	2006	2005

Beginning of year	$6.3	$4.6
Adoption of FIN 47	—	0.9
Changes in estimate	—	0.4
Accretion expense	0.6	0.4
Payments	(0.1)	—

End of year	$6.8	$6.3

These asset retirement obligations consist primarily of liabilities for landfills and sludge basins. The related costs are capitalized as part of land and land improvements. Bowater has not had to legally restrict these assets for purposes of settling our asset retirement obligations.
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
Note 4. Goodwill
During the third quarter of 2006, Bowater realigned its organizational structure from a divisional structure to a functional structure. Our reportable segments are now based on our primary product lines. As a result of economic conditions and the operating environment at our Thunder Bay site, including an asset impairment charge we recorded in the third quarter of 2006 related to paper machine No. 3 (See Note 5, “Impairment and Other Related Charges”) and our organizational realignment in the same quarter, we performed an interim goodwill impairment test on our existing reporting units. As discussed below, the testing methodology requires us to make estimates and judgments that are subjective and difficult to apply, and thus they are inherently uncertain. Our management has reviewed these estimates with the Audit Committee of our Board of Directors.
In making our determination of fair value, we rely primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units. Several of the key assumptions include periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation, weighted average cost of capital and capital spending. We derive these assumptions used in our valuation models from several sources. Many of these assumptions are derived from our internal budgets, which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. We believe that our internal forecasts are consistent with those that would be used by a potential buyer in valuing our reporting units. Our products are commodity products; therefore, pricing is inherently volatile and often follows a cyclical pattern. The average price over a commodity cycle forms the basis of our product pricing assumption. We derive our pricing estimates from information generated internally, from industry research firms and from other published reports and forecasts.
Since performing our 2005 annual impairment test, exchange rates continued to climb to high levels. Given the exchange rate environment at the time of the interim test, we believe a potential buyer would consider a shorter-term view of exchange rates. Therefore, in our third quarter of 2006 interim analysis, foreign exchange rates were based on market forward rates for 2007 followed by a gradual reversion to a 5-year historical average as opposed to a 10-year historical average, which had been used in previous tests for impairment.

In addition to the assumptions discussed above, we determined the fair value of our Thunder Bay mill in both the third and fourth quarter tests utilizing a probability-weighted approach that assumes a potential buyer of the facility would consider alternative courses of action in estimating the discounted cash flows. Courses of action that were probability-weighted in our fair value estimation of the Thunder Bay facility include operating the mill as it is currently operated; restarting paper machine No. 3, which we permanently shut in the third quarter of 2006 but could be fully operational to a potential buyer of the facility; and conversion of one of Thunder Bay’s other newsprint machines to production of coated paper grades.
As a result of the continued strengthening of the Canadian dollar and a reduction in our estimated probability that a potential buyer would restart paper machine No. 3 or convert another newsprint machine, our third quarter of 2006 interim test of our Thunder Bay reporting unit, under both our current operating scenario and our probability-weighted scenario, indicated that the carrying value of Thunder Bay’s net assets exceeded its fair value. Therefore, we proceeded with the second step of the impairment analysis in order to measure the amount of the impairment loss. The implied fair value of goodwill related to our Thunder Bay reporting unit, which was previously included in our Coated and Specialty Papers segment, was approximately $296.0 million; therefore, we recorded a goodwill impairment charge of $200.0 million in 2006. Our third quarter of 2006 interim test of our other reporting units indicated that the fair value of each of the reporting units exceeded the carrying amount of the respective reporting unit’s net assets.
As a result of our organizational realignment, we performed a reallocation of our goodwill to the newly identified reporting units. The steps for identifying the new reporting units included defining the new operating segments (See Note 25, “Segment Information”), determining the components one level below the operating segments, determining whether an identified component is a business, and determining whether components within an operating segment meet the requirements for aggregation. Our analysis resulted in the identification of two reporting units to which goodwill was allocated based on a relative fair value allocation approach.
Bowater completed its annual goodwill impairment test on the new reporting units in the fourth quarter of 2006. Assumptions similar to those described above for the third quarter of 2006 interim goodwill impairment test were used. There were no indications of impairment for any of our reporting units as a result of performing our annual impairment test.
In future measurements of fair value, adverse changes in any of these assumptions and/or changes in the probability of alternative courses of action at our Thunder Bay mill could result in an impairment of goodwill that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on the financial condition and operating results of the company.
Goodwill by reportable segment is as follows as of December 31:

(In millions)	2006	2005

Before Organizational Realignment:
Newsprint Division	$—	$26.4
Coated and Specialty Papers Division	—	473.7
Canadian Forest Products Division	—	294.0

After Organizational Realignment:
Specialty Papers	55.6	—
Newsprint	534.6	—

	$590.2	$794.1

Our goodwill is associated with nine paper and pulp mills. Information needed to reallocate the 2005 goodwill to our new reporting units, and thus our new reportable segments is not readily available. Goodwill decreased by $203.9 million in 2006 as a result of an impairment charge of $200.0 million discussed above and tax adjustments of $3.9 million related to previous acquisitions.

Note 5. Impairment and Other Related Charges
The principal components of impairment and other related charges are as follows:

(In millions)	2006	2005	2004

Impairment of goodwill	$200.0	$—	$—
Impairment of long-lived assets	48.5	82.6	—
Lease obligations and other commitments	3.8	—	—
Severance and related costs	0.2	—	—

Impairment and other related charges	$252.5	$82.6	$—

GOODWILL IMPAIRMENT
We recorded a goodwill impairment charge of $200.0 million in 2006. See Note 4, “Goodwill,” for details.
LONG - LIVED ASSET IMPAIRMENT AND OTHER RELATED CHARGES
In 2006, the impairment of long-lived assets and other related charges are associated with our Benton Harbor operations ($27.5 million), the paper machine No. 3 at our Thunder Bay facility ($18.9 million), our Ignace sawmill ($5.2 million) and our Girardville sawmill ($0.9 million). In 2005, the asset impairment charges relate to our Thunder Bay “A” kraft pulp mill ($67.2 million), a coating line at our Benton Harbor paper mill ($11.9 million) and a paper machine at our Mokpo, Korea paper mill ($3.5 million).
During the third quarter of 2006, we decided to close the Benton Harbor operation. This close resulted in a review of the facility’s long-lived assets for impairment. As a result, we recorded a non-cash asset impairment charge of $23.5 million. The fair value of the assets was approximately $3.4 million and was determined using discounted cash flows. An additional $4.0 million was also recorded for lease costs, contract termination costs and severance. Inventory write-downs totaling $0.4 million were recorded in cost of sales.
We idled newsprint production on paper machine No. 3 at our Thunder Bay facility in 2003. Based on the continued decline of North American newsprint consumption in 2006, we determined we had no plans to restart the machine. Accordingly, we recorded a non-cash asset impairment charge of $18.9 million to write down the value of this paper machine to its estimated fair value, which was determined using discounted cash flows. Inventory write-downs totaling $1.7 million were recorded in cost of sales.
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the United States became effective. See Note 19, “Commitments and Contingencies” for further discussion of this agreement. Beginning January 1, 2007, our Ontario sawmills became subject to volume limitations based on their share of U.S. consumption. In December 2006, we were notified that the volume limitations for our Ontario sawmills would be significantly lower than our current production volumes as the allocation mechanism used by the provincial government did not address the needs of new entrants. As a result, we indefinitely closed our Ignace sawmill and reduced production at our Thunder Bay sawmill. Accordingly, we reviewed the sawmills’ long-lived assets for impairment and recorded a non-cash asset impairment charge of $5.2 million. The fair value of the assets was nominal and was determined using discounted cash flows.
In 2006, we decided to permanently shut our Girardville sawmill, which had indefinitely stopped production in 2005. As a result, we recorded a non-cash asset impairment charge of $0.9 million. The fair value of the assets was nominal and was determined using discounted cash flows.
During January 2006, Bowater announced its plans to permanently close the Thunder Bay “A” kraft pulp mill in the second quarter of 2006 and, as a result, recorded an asset impairment charge of $67.2 million during the fourth quarter of 2005. Fair value of the “A” kraft pulp mill was nominal and was determined based on the estimated sale and salvage value plus any projected cash generated from its operations through April 2006. In connection with this decision, Bowater incurred a 20% staffing reduction at this site. See Note 13, “Severance Related Liabilities,” for a discussion of the severance costs associated with this staffing reduction.
During the second quarter of 2005, Bowater management decided to permanently shut the original coating line at Benton Harbor. This was based on the significant capital spending that would be required for the original line to meet the quality standards of our two newer Nuway lines and because the facility’s infrastructure would not support a restart given the recent record production of the new Benton Harbor line. This permanent shut resulted in an asset impairment charge of $11.9 million. Fair value was based on the estimated sale and salvage value. The original line had been idled since the third quarter of 2002.
Due to product quality and production issues, we replaced certain components of the paper machine at our Mokpo, Korea location during the fourth quarter of 2005 and recorded an asset impairment charge of $3.5 million.
We do not allocate impairment charges to our reportable segments; therefore, these charges are included in Corporate and Other in Note 25, “Segment Information.”
Note 6. Net Gain on Disposition of Assets

(In millions)	2006	2005	2004

Net gain on disposition of timber and timberlands	$179.0	$61.5	$5.7
Net gain on disposition of sawmills and other fixed assets	6.7	4.3	1.2

Net gain on disposition of assets	$185.7	$65.8	$6.9

We sold approximately 535,200 acres, 29,900 acres and 3,200 acres of timberlands primarily located in Tennessee and Canada during 2006, 2005 and 2004, respectively. During 2006, we also sold our Baker Brook and Dégelis sawmills for proceeds of $21.4 million. Proceeds from the dispositions of assets, including timber and timberlands, can be found in our Consolidated Statements of Cash Flows. Goodwill of $25.2 million was included in the gain on the disposition of certain of our timberlands.
Note 7. Other Income, Net
Other income, net includes non-operating items. The breakdown of the components of “Other income, net” for the three years ended December 31 is as follows:

(In millions)	2006	2005	2004

Foreign exchange gain (loss)	$8.6	$(3.1)	$3.0
Earnings from equity method investments	7.1	3.9	4.4
Interest income (Note 19)	17.8	4.8	4.2
Charges related to repurchase of debt (Note 14)	(8.0)	—	—
Gain on extinguishment of debt (Note 14)	12.6	—	—
Miscellaneous income	5.5	4.3	5.8

	$43.6	$9.9	$17.4

Note 8. Loss Per Share
The information required to compute net loss per basic and diluted share is as follows:

(Unaudited, in millions)	2006	2005	2004

Basic weighted-average number of common shares
Outstanding	57.4	57.4	57.2
Effect of potentially dilutive securities:
Stock options	—	—	—
Restricted stock units	—	—	—

Diluted weighted-average number of common shares
Outstanding	57.4	57.4	57.2

No adjustments to net loss are necessary to compute net loss per basic and diluted share. Options to purchase 5.0 million shares, 5.1 million shares and 4.6 million shares for years ended December 31, 2006, 2005 and 2004, respectively, were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 0.7 million restricted stock units for the year ended December 31, 2006, were excluded from the calculation of diluted loss per share for the same reason.

Note 9. Inventories

(In millions)	2006	2005

At lower of cost or market:
Raw materials	$87.7	$100.4
Work in process	20.1	30.5
Finished goods	123.0	131.8
Mill stores and other supplies	132.0	114.9

	362.8	377.6
Excess of current cost over LIFO inventory value	(13.0)	(11.8)

	$349.8	$365.8

Inventories valued using the LIFO method comprised 10.9% and 9.2% of total inventories at December 31, 2006 and 2005, respectively.
Note 10. Timberlands Held for Sale
Bowater is currently marketing for sale approximately 86,000 acres of timberlands in the United States and Canada. We expect sales of these assets to be completed in 2007. Timberlands held for sale are carried on our Consolidated Balance Sheets at cost as we expect the proceeds of the timberland sales to exceed their individual carrying values. There are no liabilities associated with timberlands held for sale at December 31, 2006. The timberlands held for sale and $23.6 million of related liabilities held for sale at December 31, 2005 were sold during 2006 for amounts exceeding their individual carrying values.
Note 11. Fixed Assets

	Range of Estimated
(In millions)	Useful Lives in Years	2006	2005

Land and land improvements	10-20	$50.2	$50.7
Buildings	20-40	296.2	296.4
Machinery and equipment	5-20	6,071.9	5,723.2
Leasehold improvements	10-20	1.6	1.9
Construction in progress		123.3	141.5

		6,543.2	6,213.7
Less accumulated depreciation and amortization		(3,665.3)	(3,164.6)

		$2,877.9	$3,049.1

Note 12. Accounts Payable and Accrued Liabilities

(In millions)		2006	2005

Trade accounts payable		$217.9	$212.0
Payroll, bonuses and severance		84.2	74.6
Accrued interest		28.7	30.5
Employee benefits		29.3	83.1
Income and other taxes payable		20.3	18.7
Deferred taxes		—	18.4
Dividends payable		11.2	11.2
Other		39.6	50.0

		$431.2	$498.5

Note 13. Severance Related Liabilities
The activity in our severance related liabilities is as follows:

(In millions)

Balance at December 31, 2004	$5.5
2005 Charges	13.9
2005 Payments	(3.5)

Balance at December 31, 2005	15.9

2006 Charges	16.3
2006 Payments	(13.8)
2006 Reclass to pension and other post retirement benefit obligation	(7.7)

Balance at December 31, 2006	$10.7

In 2006, Bowater recorded approximately $19.0 million of employee termination costs including severance and other benefits related to the closure of our Benton Harbor facility, the closure of our Ignace sawmill, the sale of certain other sawmills and organizational realignments. Approximately $7.7 million of these costs increased our pension and other postretirement benefit obligations. The accrual was reduced by payments of $6.3 million during 2006. The remaining severance accrual of $5.0 million at December 31, 2006 is expected to be paid out in 2007, and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.
In 2005, Bowater recorded approximately $13.3 million of employee termination costs including severance and other benefits. Approximately $11.5 million of the $13.3 million relates to the permanent closure of the “A” kraft pulp mill at our Thunder Bay facility in May 2006 and the elimination of approximately 260 positions. During 2006, the accrual was reduced by an adjustment of $2.6 million and reduced by payments of $5.0 million. The remaining severance accrual of $5.7 million at December 31, 2006 is expected to be paid out in 2007, and is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheet.
In 2004, Bowater recorded severance charges of approximately $8.7 million for employee termination costs including severance, medical, pension and other benefits, primarily from the voluntary termination of 35 employees related to the indefinite closure of the groundwood pulp mill at our Thunder Bay facility, and 11 additional employees related to retirements, and our streamlining of the former Forest Products Division. Approximately $3.2 million of the $8.7 million employee termination costs were pension related costs. During 2005 the accrual was increased by $0.6 million and reduced by payments of $3.5 million. During 2006, the $2.6 million accrual that remained as of December 31, 2005 was reduced by a change in estimate of $0.1 million and payments of $2.5 million.
Also included in 2004 were severance and related charges of $1.1 million associated with a 2002 cost reduction program.
We do not allocate severance charges to our reportable segments; thus, these costs are included in “Corporate and Other” in Note 25, “Segment Information.” Termination costs are classified as either cost of sales (manufacturing personnel) or selling and administrative expense (administrative personnel) in our Consolidated Statements of Operations.

Note 14. Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements
Short — Term Debt:
At December 31, 2006, we had available borrowings under our credit facilities as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
Short-Term Bank Debt	Commitment	Outstanding	Available (1)	Date	Rate (2)
	(in millions, except for dates and interest rates)

U.S. Credit Agreement	$415.0	$—	$347.3	05/11	n/a

Canadian Credit Agreement	$165.0	$—	$132.4	05/07	n/a

	$580.0	$—	$479.7

(1)	The commitment available under each of the revolving credit facilities is subject to collateral requirements and covenant restrictions as described below and is reduced by outstanding letters of credit of $67.7 million for the U.S. and $32.6 million for Canada. Commitment fees for unused portions of the U.S. and Canadian facilities are 50 basis points and 25 basis points, respectively.

(2)	Borrowings under the revolving credit facilities incur interest based, at our option, on specified market interest rates plus a margin. No borrowings were outstanding under these credit facilities during the year.
On May 31, 2006, we entered into (i) a five-year Credit Agreement among Bowater Incorporated (“Bowater”) as Borrower, several lenders, and Wachovia Bank, National Association, as Administrative Agent (the “U.S. Credit Agreement”) and (ii) a 364-day Credit Agreement, along with its subsidiary Bowater Canadian Forest Products Inc. (“BCFPI”), among BCFPI as Borrower, Bowater as parent Guarantor, several lenders, and The Bank of Nova Scotia as Administrative Agent (the “Canadian Credit Agreement”).
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
Financial covenants under both the U.S. Credit Agreement and Canadian Credit Agreement are based upon our consolidated financial results and consist of the following two ratios:
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

As of December 31, 2005, we had $55.0 million outstanding under a 364-day Accounts Receivable Securitization Arrangement whereby we agreed to sell a significant portion of our trade accounts receivable to a special purpose entity and pledge those receivables as security for outstanding borrowings. This arrangement was terminated in May 2006 upon the execution of our new credit facility.
Long-term debt:
Long-term debt, net of current installments, consists of:

(In millions)	2006	2005

Unsecured:
7.95% Notes due 2011, net of unamortized original discount of $0.9 in 2006 and $1.1 in 2005	$599.1	$598.9
6.5% Notes due 2013, net of unamortized original discount of $1.0 in 2006 and $1.2 in 2005	399.0	398.8
Notes due 2010 with interest at floating rates (8.36% at December 31, 2006 and 7.49% at December 31, 2005)	234.4	250.0
9.00% Debentures due 2009	248.1	250.0
9.38% Debentures due 2021, net of unamortized original discount of $0.8 in 2006 and $0.8 in 2005	199.3	199.2
9.50% Debentures due in 2012, net of unamortized original discount of $0.1 in 2006 and $0.1 in 2005	124.9	124.9
10.63% Notes due 2010	3.1	113.6
10.85% Debentures due 2014	130.0	131.6
10.50% Notes due at various dates from 2007 to 2010	40.5	52.7
10.60% Notes due 2011	80.7	82.8
7.75% recycling facilities revenue bonds due 2022	62.0	62.0
7.40% recycling facilities revenue bonds due 2022	39.5	39.5
Industrial revenue bonds due 2029 with interest at floating rates	33.5	33.5
7.62% recycling facilities revenue bonds due 2016	30.0	30.0
10.26% Notes due at various dates from 2007 to 2011	11.3	14.0
Pollution control revenue bond due at various dates from 2007 to 2010 with interest at 7.40%	4.6	5.2
Non-interest bearing loan with Government of Québec due 2007 and 2008	6.4	7.6
6.5% UDAG loan agreement due at various dates from 2007 to 2010	5.2	5.7

	$2,251.6	$2,400.0

Total debt:
Debt maturities for the next five years are as follows:

Amount
Year	(In millions)

2007	$14.9
2008	20.0
2009	261.8
2010	257.1
2011	672.2
Thereafter	997.8

2,223.8
Discounts and revaluation of debt	42.7

$2,266.5

The amounts due in 2007 are recorded as “Current installments of long-term debt” in our Consolidated Balance Sheet. All other amounts are recorded as “Long-term debt, net of current installments.” Total debt includes an additional $45.5 million at December 31, 2006 and $67.6 million at December 31, 2005 due to the revaluation of the debt balances acquired with the purchase of the Grenada Operations paper mill in August 2000 and the acquisition of Avenor Inc. in July 1998. Total debt also includes discounts of $2.8 million and $3.2 million at December 31, 2006 and 2005, respectively.
In March 2004, Bowater sold, in a registered offering, $250 million of notes due March 15, 2010. Interest on the notes accrue at a rate based on LIBOR plus 3% and is payable quarterly. We received net proceeds from the sale of the notes of $246.2 million, which were net of underwriting fees of $3.8 million. The proceeds were used to pay amounts outstanding under the short-term bank debt credit facilities ($146.2 million) and the associated term loan ($100.0 million). On or after March 15, 2006, Bowater may redeem all or a portion of the notes at par at any time.
During August 2006, we repurchased approximately $15.6 million of our $250 million floating rate notes due March 15, 2010 for total cash consideration of approximately $15.8 million, or a 1.4% premium over face value. In September 2006, we repurchased approximately $1.9 million of our $250 million 9% notes due August 1, 2009 for total cash consideration of approximately $2.0 million, or a 3.7% premium over face value. In conjunction with these transactions, we recorded charges of approximately $0.5 million for premiums, fees and unamortized deferred financing fees. The charges for the early extinguishment of debt are included in “Other income, net” on the accompanying Consolidated Statements of Operations.
During November 2006, we repurchased $95.3 million face value of our Series A, 10.625% notes due June 15, 2010 for total cash consideration of approximately $102.7 million, or a 7.8% premium over face value. This debt had a book carrying value of $107.9 million and was comprised of the $95.3 million face value, plus $12.6 million related to the revaluation of Series A debt from the acquisition of Avenor in 1998. In conjunction with this transaction, we recorded charges of $7.5 million for premiums and fees. We also recorded a gain on the extinguishment of debt of approximately $12.6 million associated with the revaluation of the debt as discussed above. Therefore, the net impact for the extinguishment of the Series A notes is a net gain of approximately $5.1 million, which is included in “Other income, net” on the accompanying Consolidated Statements of Operations.
Off-balance sheet arrangements:
In connection with certain timberland sales transactions in 2002 and prior years, Bowater received a portion of the sale proceeds in notes receivable from institutional investors. In order to increase our liquidity, we monetized these notes receivable using QSPEs set up in accordance with SFAS No. 140. The more significant aspects of the QSPEs are as follows:
▪	The notes receivable were monetized through bankruptcy-remote limited liability companies. The bankruptcy-remote entities are QSPEs under SFAS No. 140 and are not consolidated in our financial statements.

▪	These QSPEs have issued fixed and floating rate senior secured notes which are secured by the notes receivable held by the QSPEs. The value of these senior secured notes is equal to approximately 90% of the value of the notes receivable. The full principal amounts of the notes receivable are backed by letters of credit issued by third party financial institutions.

▪	We retain interests in the excess future cash flows of the QSPEs (cash received from notes receivable versus cash paid out on the senior secured notes).

▪	In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs. Bowater currently guarantees approximately $6.8 million of the investor notes principal balance. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $31.1 million and obligations of approximately $27.3 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, neither of which has ever occurred.

The following summarizes our retained interest with QSPEs as of December 31, 2006 and 2005 and are included in “Other assets” on our Consolidated Balance Sheet.

(In millions)	2006	2005

Calhoun Note Holdings AT LLC	$6.6	$6.3
Calhoun Note Holdings TI LLC	9.7	9.3
Bowater Catawba Note Holdings I LLC	2.0	1.9
Bowater Catawba Note Holdings II LLC	9.4	9.0
Timber Note Holdings LLC	4.0	3.9
Bowater Saluda LLC	7.9	7.5

	$39.6	$37.9

Note 15. Financial Instruments
Bowater utilizes certain derivative instruments to enhance its ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those exposures. We do not enter into contracts for speculative purposes; however, we do, from time to time enter into commodity and currency option contracts that are not accounted for as accounting hedges. Counterparty risk is limited to institutions with long-term debt ratings of A or better for North American financial institutions or ratings of AA or better for international institutions.
For derivatives that qualify for hedge accounting, we designate the derivative as a cash flow hedge at the inception of the hedge. We formally document all relationships between the hedging instruments and the hedged items, as well as our risk-management objectives and strategies for undertaking the various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. Under the terms of our risk management policy, we may enter into derivative contracts to hedge forecasted transactions for a period not to exceed two years. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. If it is determined that a derivative is no longer highly effective as a hedge, we discontinue hedge accounting prospectively.
Canadian Dollar Forward Contracts
We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to U.S. and Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows at the Canadian mill operations, which we believe are likely to occur. Hedging contracts outstanding at December 31, 2006 have been established to hedge forecasted transactions through the first quarter of 2007. Hedge ineffectiveness associated with these Canadian dollar forward contracts was not material for the periods presented.
Natural Gas Hedging Instruments
Beginning in the third quarter of 2006, we entered into natural gas swap agreements under our hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our hedged natural gas costs are billed to us based on a publicly traded index plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in those indices by contractually exchanging the publicly traded index upon which we are billed for a fixed index of natural gas costs. The swap agreements, which did not qualify for hedge accounting treatment during the year, have been marked-to-market in the Consolidated Statement of Operations. As a result, approximately $1.1 million of pre-tax losses were recognized in our Consolidated Statement of Operations in 2006 for outstanding contracts that we purchased in 2006 to financially hedge forecasted transactions expected to occur in 2007.

Information regarding our outstanding Canadian dollar and natural gas swap contracts’ notional amount, fair market value, and range of exchange rates or natural gas index prices is summarized in the table below. The notional amount of these contracts represents the amount of foreign currencies or natural gas to be purchased or sold at maturity and does not represent our exposure on these contracts.

			Range Of
			U.S.$/CDN$
	Notional		Exchange Rates and
	Amount of	Asset/(Liability)	Natural
(In millions of U.S. dollars)	Derivatives	Fair Market Value	Gas Index Prices

As of December 31, 2006:

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2007	$76.0	$(0.4)	$.8592 - .8801

Natural Gas Swap
Agreements:
Due in 2007	$9.0	$(1.1)	$5.87 – 8.98

As of December 31, 2005:

Foreign Currency Exchange Agreements
Buy Currency:
Canadian dollar
Due in 2006	$183.0	$30.0	$.7609-.7124

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. The risk of counterparty nonperformance is considered to be remote, and no one financial institution holds more than 27% of our derivative financial instruments.
The components of the cash flow hedges included in “Accumulated other comprehensive loss” are as follows:

(In millions)	2006	2005	2004

Gains reclassified on matured cash flow hedges	$(30.9)	$(95.7)	$(131.0)
Unrealized (losses) gains for change in value on outstanding cash flow hedges	(0.4)	2.7	81.6

	(31.3)	(93.0)	(49.4)
Income tax benefit	11.9	35.3	18.8

Net increase in “Accumulated other comprehensive loss”	$(19.4)	$(57.7)	$(30.6)

We expect to reclassify losses of $0.4 million ($0.3 million, net of tax) from “Accumulated other comprehensive loss” to the Consolidated Statement of Operations during the next twelve months as the forecasted transactions occur.

Note 16. Pension and Other Postretirement Benefit Plans
Bowater has multiple contributory and noncontributory defined benefit pension plans covering substantially all of our employees. We also sponsor a number of other postretirement benefit plans (e.g., defined benefit health care and life insurance plans) for retirees at certain locations. Benefits are based on years of service and, depending on the Plan, average compensation earned by employees either during their last years of employment or over their careers. Our cash contributions to the plans have been sufficient to provide pension benefits to participants and meet the funding requirements of Employee Retirement Income Security Act (“ERISA”) in the United States and applicable Pension Benefits Acts in Canada. Net periodic benefit costs are recognized as employees render the services necessary to earn the pension and other postretirement benefits.
In addition to the previously described Plans, we also sponsor defined contribution plans within the United States and for certain sites outside of the United States. Employees are allowed to contribute to these plans, and we make matching contributions up to 7.2% of an individual employee’s annual compensation. Our expense for the defined contribution Plans totaled $7.4 million in 2006, $7.9 million in 2005, and $7.9 million in 2004. Bowater’s contributions to these defined contribution plans are expensed as incurred.
Certain of the above plans are covered under collective bargaining agreements.
A measurement date of September 30 is used for all of our Plans. SFAS 158 will require us to use a December 31 measurement date beginning in 2008. The following tables include both our foreign and domestic Plans. The benefit obligations of the Plans outside the United States are significant relative to the total benefit obligation; however, the assumptions used to measure the obligations of those Plans are not significantly different from those used for the United States Plans.
We have adopted SFAS 158 as of the end of 2006. Below is a summary of the incremental effect of applying SFAS 158 (See Note 2) on individual items of our Consolidated Balance Sheet:

	Before		After
	application of		application
(In millions)	SFAS 158	Adjustments	of SFAS 158

Assets:
Other assets:
Pension and postretirement benefit asset	$78.4	$(77.9)	$0.5
Intangible pension asset	21.1	(21.1)	—
Total assets	99.5	(99.0)	0.5
Liabilities:
Accounts payable and accrued liabilities	61.2	(34.4)	26.8
Total current liabilities	61.2	(34.4)	26.8
Pension and other postretirement benefit obligations	393.4	257.7	651.1
Deferred income taxes, net of valuation allowance	(72.6)	(59.3)	(131.9)
Net Equity:
Accumulated other comprehensive loss, net of tax and minority interests	(125.9)	(256.3)	(382.2)
Total shareholders’ equity	(125.9)	(256.3)	(382.2)

Prior to adoption of SFAS 158, we updated our balance sheet to reflect the calculations for additional minimum liabilities under previous accounting guidance. As a result, our intangible pension asset decreased by $31.0 million, pension and other postretirement benefit obligations decreased by $106.4 million and accumulated other comprehensive loss decreased by $75.4 million ($60.2 million after tax and minority interests). The figures in the column of the table above labeled “Before application of SFAS 158” reflect these updated balances.

The change in our benefit obligation, change in Plan assets, funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets is as follows:

	Pension Plans		Other Postretirement Plans
(In millions)	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$2,288.4	$1,968.4	$300.0	$300.1
Service cost	42.2	36.4	3.9	4.4
Interest cost	118.7	116.3	15.8	17.4
Amendments	5.2	38.2	(0.2)	(1.3)
Actuarial (gain) loss	(0.3)	185.6	(35.7)	8.2
Participant contributions	11.6	10.4	3.2	2.6
Curtailments, settlements and special termination benefits	(13.6)	0.1	(6.3)	(15.0)
Benefits paid	(148.5)	(119.5)	(17.3)	(18.4)
Effect of foreign currency exchange rate changes	4.7	52.5	0.4	2.0

Benefit obligation at end of year	$2,308.4	$2,288.4	$263.8	$300.0

Change in Plan assets:
Fair value of Plan assets at beginning of year	$1,711.5	$1,468.5	$—	$—
Actual return on Plan assets	149.5	219.6	—	—
Employer contributions	127.3	91.4	14.1	15.8
Participant contributions	11.6	10.4	3.2	2.6
Settlements	—	(0.6)	—	—
Benefits paid	(148.5)	(119.5)	(17.3)	(18.4)
Effect of foreign currency exchange rate changes	2.7	41.6	—	—

Fair value of Plan assets at end of year	$1,854.1	$1,711.4	$—	$—

Reconciliation of funded status:
Funded status deficiency	$(454.3)	$(577.0)	$(263.8)	$(300.0)
Post-measurement date contributions	37.4	25.3	3.3	3.7

	(416.9)	(551.7)	(260.5)	(296.3)
Unrecognized actuarial loss	375.1	467.4	98.6	142.6
Unrecognized transition amount	—	—	0.2	0.5
Unrecognized prior service cost (benefit)	42.7	54.9	(15.6)	(21.2)

Net liability recognized before adoption of SFAS 158	$0.9	$(29.4)	$(177.3)	$(174.4)

Amounts recognized in the Consolidated Balance Sheets before adoption of SFAS 158 consist of:
Prepaid benefit cost	$78.4	$30.4	$—	$—
Accrued benefit liability	(277.3)	(366.0)	(177.3)	(174.4)
Intangible asset	21.1	52.1	—	—
Accumulated other comprehensive loss	178.7	254.1	—	—

Net liability recognized before adoption of SFAS 158	$0.9	$(29.4)	$(177.3)	$(174.4)

Amounts recognized in the Consolidated Balance Sheets after adoption of SFAS 158 consist of:
Other assets	$0.5	N/A	$—	N/A
Accounts payable and accrued liabilities	(11.3)	N/A	(15.5)	N/A
Pension and other postretirement benefit obligations	(406.1)	N/A	(245.0)	N/A

Net liability recognized after adoption of SFAS 158	$(416.9)	N/A	$(260.5)	N/A

A detail of amounts included in accumulated other comprehensive loss can be found in the “Comprehensive Loss” section of Note 2. We estimate that $5.3 million of prior service benefits and $33.6 million of net actuarial losses will be amortized from accumulated other comprehensive loss into our Consolidated Statement of Operations in 2007.

The sum of the projected benefit obligations and the sum of the fair value of Plan assets for pension Plans with projected benefit obligations in excess of plan assets were $2,283.6 million and $1,829.0 million, respectively, as of December 31, 2006, and were $2,264.3 million and $1,686.4 million, respectively, as of December 31, 2005. The sum of the accumulated benefit obligations and the sum of the fair value of Plan assets for pension Plans with accumulated benefit obligations in excess of Plan assets were $1,683.7 million and $1,380.8 million, respectively, as of December 31, 2006, and were $1,969.9 million and $1,584.6 million, respectively, as of December 31, 2005. The total accumulated benefit obligation for all pension plans was $2,148.6 million and $2,090.3 million at December 31, 2006 and 2005, respectively.
The components of our net periodic benefit cost consist of:

	Pension Plans			Other Postretirement Plans
(In millions)	2006	2005	2004	2006	2005	2004

Components of net periodic benefit cost:
Service cost	$42.2	$36.4	$36.3	$3.9	$4.4	$4.4
Interest cost	118.7	116.3	107.8	15.8	17.4	16.8
Expected return on Plan assets	(121.5)	(114.1)	(107.0)	—	—	—
Amortization of prior service cost	5.3	2.7	2.0	(6.0)	(5.6)	(6.2)
Recognized net actuarial loss	37.0	16.8	10.5	8.2	8.5	9.3
Curtailments, settlements, and special termination benefits	13.6	0.1	4.0	(5.7)	(5.4)	—

Net periodic benefit cost	$95.3	$58.2	$53.6	$16.2	$19.3	$24.3

Since the measurement date of our Plans is 90 days prior to the end of our year, curtailment and settlement gains and losses that arise during the year are recorded on a 90-day lag.
In January 2006, Bowater announced its plans to permanently close the Thunder Bay “A” kraft pulp line in the second quarter of 2006 and eliminate approximately 225 positions. Impairment and severance related charges were recorded in the fourth quarter of 2005. In 2006, we recorded a pension plan curtailment loss of $4.6 million and an OPEB plan curtailment gain of $0.2 million in connection with the employee downsizing. Additionally, we recorded special termination benefits of approximately $0.9 million related to employees accepting a voluntary portion of the severance plan in April 2006. The elimination of employees resulted in a partial plan termination, which will result in a pension plan settlement loss of approximately $7 million in the next year or two (upon settlement of the assets and liabilities).
In May 2006, Bowater approved changes to its defined benefit pension plan for its U.S. salaried employees. Benefits for certain employees will be frozen effective January 1, 2007 and will be replaced by a Company contribution to a defined contribution plan. Accordingly, we recorded a curtailment loss of $3.9 million.
In June 2006, Bowater approved changes to its defined benefit pension plan for its Canadian salaried employees. Benefits for certain employees will be frozen effective January 1, 2008 and will be replaced by a Company contribution to a defined contribution plan. This action resulted in a curtailment loss of approximately $1.7 million. Also in June 2006, Bowater approved changes to its other postretirement plan for Canadian salaried employees. The plan was redesigned to phase out Bowater’s costs by the end of 2010 by increasing the retirees’ contributions from 20% to 100% over a four-year period beginning January 1, 2007. This action resulted in a curtailment gain of approximately $5.5 million.
In August 2006, accrued benefits from the director’s retirement plan were converted to the director’s deferred fee plan for certain directors in the form of stock based units. This conversion was treated as a settlement, and therefore, a settlement gain of approximately $0.1 million was recorded.
Also in 2006, certain employees received lump-sum payouts from the supplemental executive retirement plan. Accordingly, we recorded settlement losses of $2.6 million.
In October 2006, Bowater approved changes to its other postretirement plan for its U.S. salaried employees. Benefits for employees were either eliminated or reduced depending on whether the employee met certain age and years of service criteria. A curtailment gain of $3.2 million will be recorded in the first quarter of 2007.
The OPEB curtailment gain of $5.4 million recorded in 2005 is associated with changes to certain postretirement benefits in Canada.

The following weighted average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic benefit cost for the year:

	Pension Plans			Other Postretirement Plans
	2006	2005	2004	2006	2005	2004

Projected benefit obligation:
Discount rate	5.9%	5.3%	6.0%	5.8%	5.3%	6.0%
Rate of compensation increase	2.9%	3.6%	3.9%	3.0%	3.8%	3.9%
Net periodic benefit cost:
Discount rate	5.2%	6.0%	6.0%	5.4%	6.0%	6.0%
Expected return on assets	8.1%	7.8%	7.8%	—	—	—
Rate of compensation increase	3.5%	3.9%	3.9%	4.0%	3.9%	3.9%

The discount rate for our Plans is determined by considering the timing and amount of projected future benefit payments and is based on a portfolio of long-term high quality corporate bonds of a similar duration or, for our Canadian plans, a model that matches the plan’s duration to published yield curves. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In determining the rate of compensation increase, we reviewed historical salary increases and promotions while considering the impact of current industry conditions and future industry outlook. For the health care cost inflation rate, we considered historical trends in these types of costs in the U.S. and Canada.
The assumed health care cost trend rates used to determine the projected benefit obligation for the other postretirement benefit plans as of December 31, 2006 and 2005 are as follows:

	2006	2005

Health care cost trend rate assumed for next year	8.5%	9.4%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	4.7%	4.7%
Year that the rate reaches the ultimate trend rate	2011	2011

Variations in this health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have the following impact to our 2006 obligations and costs:

(In millions)	1% Increase		1% Decrease

Accumulated postretirement benefit costs	$29.9	11%	$(24.9)	(9%)
Service and interest costs	2.5	13%	(2.0)	(10%)

The allocation of fair value by asset category for Plan assets held by our pension plans as of the measurement date were as follows:

	Weighted
	Average Target
Asset Category	Allocation	2006	2005

Equity securities	64%	63%	63%
Debt securities	34%	35%	35%
Real estate	2%	2%	2%

	100%	100%	100%

Our investment strategy for our Plans is to maximize the long-term rate of return on Plan assets within an acceptable level of risk in order to secure our obligation to pay pension benefits to qualifying employees while minimizing and stabilizing pension benefit costs and contributions. The asset allocation for each plan is reviewed periodically and rebalancing toward target asset mix is made when asset classes fall outside of a predetermined range. Risk is managed for each plan through diversification of asset classes, specific constraints imposed within asset classes, annual review of the investment policies to assess the need for changes and monitoring of fund managers for compliance with mandates as well as performance measurement. A series of permitted and prohibited investments are listed in our respective investment policies. Prohibited investments include investments in the equity securities of Bowater or its affiliates as well as investments in our debt securities.
During 2007, Bowater expects to contribute approximately $94.6 million to our pension plans and approximately $15.6 million to our other postretirement plans.

The following benefit payments are expected to be paid from the Plans’ net assets. The other postretirement plans’ projected benefit payments have been reduced by expected Medicare subsidy receipts associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

		Other	Expected
	Pension	Postretirement	Subsidy
(In millions)	Plans	Plans	Receipts

2007	$127.5	$15.6	$1.1
2008	164.1	14.4	1.9
2009	130.2	14.5	1.1
2010	137.8	14.5	1.2
2011	137.4	14.4	1.4
Years 2012 – 2015	790.4	71.0	7.4

Note 17. Income Taxes
The components of “Loss before income taxes, minority interest, and cumulative effect of accounting changes” consist of the following for the years ended December 31, 2006, 2005, and 2004:

(In millions)	2006	2005	2004

United States	$193.6	$188.3	$50.3
Foreign	(304.9)	(278.9)	(198.7)

Loss before income taxes, minority interest and cumulative effect of accounting changes	$(111.3)	$(90.6)	$(148.4)

The income tax (provision) benefit consists of:

(In millions)	2006	2005	2004

Federal:
Current	$6.1	$(0.6)	$16.5
Deferred	(46.0)	(48.8)	(20.9)

	(39.9)	(49.4)	(4.4)

State:
Current	(1.1)	(0.3)	(0.8)
Deferred	9.3	(5.8)	—

	8.2	(6.1)	(0.8)

Foreign:
Current	0.9	(9.6)	(11.4)
Deferred	11.5	25.8	71.4

	12.4	16.2	60.0

Total:
Current	5.9	(10.5)	4.3
Deferred	(25.2)	(28.8)	50.5

	$(19.3)	$(39.3)	$54.8

The components of deferred income taxes at December 31, 2006 and 2005, in the accompanying Consolidated Balance Sheets are as follows:

(In millions)	2006	2005

Timber and timberlands	$(27.5)	$(40.2)
Fixed assets, net	(438.0)	(510.7)
Deferred gains	(118.5)	(121.4)
Other assets	(46.8)	(60.8)

Deferred tax liabilities	(630.8)	(733.1)

Current assets	3.9	4.7
Current liabilities	14.4	9.3
Employee benefits and other long-term liabilities	247.1	159.3
United States tax credit carryforwards	85.8	112.4
Canadian investment tax credit carryforwards	57.1	63.8
Ordinary loss carryforwards	155.0	214.7
Valuation allowance	(237.6)	(178.9)

Deferred tax assets	325.7	385.3

Net deferred tax liability	$(305.1)	$(347.8)

The net deferred tax liabilities are reflected in the accompanying Consolidated Balance Sheets as follows:

(In millions)	2006	2005

Other current assets	$7.9	$—
Accounts payable and accrued liabilities	—	(18.4)
Deferred income taxes	(313.0)	(329.4)

	$(305.1)	$(347.8)

We have significant deferred tax assets in the U.S. and Canada related to tax credit carryforwards and ordinary loss carryforwards. The carrying value of our deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits, or in the absence of sufficient future taxable income, that we would implement tax planning strategies to generate sufficient taxable income. If these tax planning strategies, estimates and related assumptions change in the future, we may be required to reduce the value of our deferred tax assets, resulting in additional income tax expense. During 2005, based on operating losses for our Canadian operations and current evaluation of available tax planning strategies, in accordance with SFAS 109, we recorded a tax charge to establish a valuation allowance against most of our remaining net Canadian deferred tax assets that arose during all tax years 2005 and prior, which are primarily for loss carryforwards and tax credits in Canada. In connection with this requirement, the income tax benefits that were generated by our 2006 Canadian operations losses were entirely offset by a tax charge in order to establish a valuation allowance. Additionally, any income tax benefit recorded on any future operating losses generated in these Canadian operations will probably be offset by establishing a 100% valuation allowance (tax charge). This would have a negative impact on our overall effective income tax rate in future periods.
During 2006, we recorded a goodwill impairment charge of $200 million related to Thunder Bay, which is included in our Canadian operations, for which no tax benefit was recorded. In addition, certain Canadian assets were sold in 2006 which had $25.2 million of associated goodwill. No tax benefit was recorded on this portion of the loss recognized.
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

The following is a reconciliation of the United States federal statutory and effective tax rates as a percentage of income (loss) before income taxes, minority interests, and cumulative effect of accounting changes:

	2006	2005	2004

United States federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(4.5)	(6.0)	(0.6)
Foreign taxes	32.0	18.5	4.6
Canadian investment tax credits	4.1	4.4	2.2
Foreign exchange	(4.6)	1.2	(9.6)
Tax reserve adjustment	11.8	9.5	4.6
Valuation allowance	(24.0)	(107.0)	0.7
Goodwill	(69.0)	—	—
Other, net	1.9	0.9	—

Effective income tax rate	(17.3)%	(43.5)%	36.9%

At December 31, 2006, we had state net operating loss carryforwards of $798.3 million and Canadian federal and provincial net operating loss carryforwards of $154.2 million and $328.4 million, respectively. In addition, $56.2 million of Canadian investment tax credit carryforwards and $85.8 million of U.S. tax credit carryforwards were available to reduce future income taxes. The state loss carryforwards expire at various dates up to 2026. The Canadian non-capital loss and investment tax credit carryforwards expire at various dates between 2007 and 2016. Of the U.S. tax credit carryforwards, $68.9 million consists of alternative minimum tax credits that have no expiration.
The American Jobs Creation Act of 2004 (the “AJCA”) introduced a special one-time dividend-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision) provided certain criteria are met. During the third quarter of 2005, we determined that we would not repatriate any foreign earnings under the provisions of the AJCA.
At December 31, 2006 and December 31, 2005, we had unremitted earnings of our subsidiaries outside the United States totaling $124.8 million and $107.9 million, respectively, which, notwithstanding the AJCA, have been deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
In the normal course of business, we are subject to audits from the Federal, state, Canadian provincial and other tax authorities regarding various tax liabilities. The Federal statute of limitations for pre-2003 tax years expired on September 15, 2006; however, the IRS may adjust our reported tax liabilities for these years to the extent of refunds generated by operating loss carrybacks from subsequent years. We are not currently under audit by the IRS and have not been contacted by the taxing authorities regarding an audit of the post-2002 tax years. The Canadian taxing authorities are auditing years 2002 through 2003 for our Canadian entities. There were no material adjustments to the company’s tax liabilities arising from any audits over the last three years.
Any audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that taxes accrued on the Consolidated Balance Sheet fairly represent the amount of future tax liability due.
During 2006 we reversed income tax reserves of $18.7 million related to the expiration of the statute of limitations of previous tax years and $2.7 million related to the conclusion of an examination by a taxing authority. Certain of these reserves, in the amount of $3.9 million, were related to a previous acquisition and, therefore, reduced goodwill. During 2005, we reversed income tax reserves of $8.6 million related to the expiration of the statute of limitations of previous tax years.
Note 18. Acquisition of Minority Interest
In December 2006, Bowater acquired the entire minority interests in BMI. The purchase of the 25% interest from Oji Paper Co., Ltd. and the 8% interest from Mitsui & Co., Ltd was settled for $2.6 million in cash. The acquisition was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their fair value at the acquisition date.
The purchase price was allocated to fixed assets ($18.3 million), pension and other postretirement benefit obligations ($14.1 million) and minority interest ($1.6 million). The transaction resulted in $1.8 million of negative goodwill, which was used to reduce the amount allocated to fixed assets.

Note 19. Commitments and Contingencies
Legal Items
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to many variables and cannot be predicted with any degree of certainty, we establish reserves for a matter when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in any given quarter or year.
On March 17, 2006, Weyerhaeuser Company Limited and Weyerhaeuser Company (collectively “Weyerhaeuser”) gave notice of a claim for arbitration against Bowater Incorporated and one of our subsidiaries, Bowater Canadian Forest Products, Inc. (“BCFPI”), in the amount (as revised in September 2006) of CDN $60.1 million. This contractual claim relates to the cost of remediating certain environmental conditions existing at the pulp and paper facility in Dryden, Ontario, which Bowater sold to Weyerhaeuser in August 1998. We maintain a reserve for this claim, which we believe to be adequate, but substantially less than the claim amount. On January 29, 2007, we commenced an arbitration for CDN $2.5 million plus interest against Weyerhaeuser pertaining to other aspects of the sale of the Dryden facility. While we do not believe that these arbitrations, the decisions for which are expected by June 2007, will have a material adverse effect on our financial position or results of operations, we can make no assurances about the arbitrators’ decisions.
On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency (“EPA”) alleging four violations of the Clean Air Act (“CAA”) at our Calhoun mill for which penalties in excess of $100,000 could be imposed. We have strong arguments that the Calhoun mill did not violate the CAA and continue to discuss these issues with the EPA.
On September 30, 2005, the Ministry of Justice of the Province of Québec (“MOJ”) cited BCFPI in connection with effluent water quality of the Dolbeau mill. BCFPI is contesting the fine of $0.3 million (CDN $0.4 million) levied by the MOJ. The Dolbeau mill has taken steps to improve its effluent quality and has only experienced two further exceedences since January 1, 2005. We expect BCFPI to reach a settlement with the MOJ in the first half of 2007.
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
These suits have been filed by approximately 1,809 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York, Tennessee, and Texas. Approximately 1,039 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 770 claims remain. Insurers are defending these claims, and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.
Lumber Duties
Lumber duties imposed by the U.S. Department of Commerce (“DOC”) were effective for lumber shipments from Canada to the U.S. beginning May 22, 2002. Between May 22, 2002, and October 12, 2006, we paid duties totaling approximately $113 million to cover the various duty rates then in effect. Lumber duties were included as a component of distribution costs on our Consolidated Statements of Operations.
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U. S. became effective. The agreement provides for the return of approximately $4.5 billion in accumulated cash deposits to Canadian industry with the remaining $1 billion to U.S. interests. Through an arrangement with Export Development Corporation (“EDC”), which the government of Canada designated as its agent to expedite the refund of duties, we recovered approximately $103.9 million on November 10, 2006. The refund consisted of a return of $92.5 million of the duties paid and $11.4 million in interest due the company. We do not expect to recover any additional amounts.

The SLA provides for softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. The provincial governments of Ontario and Québec selected a border restriction defined as Option B in the SLA based upon input from the manufacturers within those provinces. Option B provides for a volume quota to be established for each company within a province. These volume quotas are based on historical production and are not transferable between provinces. For our sawmills in Québec, the volume quota is in line with historical production, and we anticipate our 2007 production to be similar to what we produced in 2006. The provincial government of Ontario also based its quota allocation on historical production, but did not provide for a mechanism that addressed the needs of new entrants. As a result, the volume that we were allocated is insufficient to operate both our Ignace and Thunder Bay, Ontario sawmills; therefore, we decided to indefinitely shut our Ignace sawmill in December 2006. Based on Thunder Bay’s allocated quota, production in 2007 will be limited to approximately 65% of its annual capacity. U.S. composite prices would have to rise above $355 per thousand board feet before the quota volume restrictions would be lifted. Our average transaction price for lumber in the fourth quarter of 2006 was $280 per thousand board feet.
In 2005, the province of Québec mandated that the annual harvests of softwood timber on Crown-owned land would be reduced 20% below 2004 levels. The 20% reduction was required to be achieved, on average, for the period 2005 to 2008. In December 2006, the province of Québec increased that reduction to 23.8% below 2004 levels for the period 2008 to 2013. These requirements did not have any material impact on our results of operations or financial condition during 2006 and are not expected to have a material impact for 2007.
Letters Of Credit
There were outstanding letter of credit commitments totaling $100.3 million at December 31, 2006 (primarily for employee benefit programs, certain debt obligations and other purchase commitments), reducing availability under the revolving credit facility.
Employees
As of December 31, 2006, Bowater employed approximately 7,400 people, of whom approximately 5,100 were represented by bargaining units. Our unionized employees in the U.S. are represented predominantly by the United Steelworkers Union and in Canada predominantly by the Communications, Energy and Paper Union. Labor agreements covering approximately 380 employees in the U.S. paper mills expire in 2007. A labor agreement covering approximately 150 employees at our Mokpo facility expires in 2007.
During the second quarter of 2006, labor agreements covering approximately 100 employees at our Saint-Félicien sawmill facility expired. Discussions between Bowater and the unions are continuing, and we can provide no assurance regarding the outcomes or the timing of these negotiations or their effect on our operations. Any protracted work stoppage at any of our facilities could result in a disruption of our operations, which could negatively impact our ability to timely deliver certain products to our customers and thus adversely affect our results.
Environmental Matters
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
We currently have recorded $19.7 million for environmental liabilities. Approximately $18.2 million of this $19.7 million relates to environmental reserves established in connection with prior acquisitions. The majority of these liabilities are recorded at undiscounted amounts and are included in other long-term liabilities on the Consolidated Balance Sheets. The $19.7 million represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management. Approximately $17.6 million of the $18.2 million relates to two previously owned Canadian mills for costs primarily associated with soil remediation, air compliance and landfill closure and one U.S. mill for costs primarily associated with soil testing and monitoring.

The following tables summarize the activity for the liabilities associated with environmental costs related to prior acquisitions or dispositions:

	Balance at	Payments			Balance
	beginning	Against	Increase to	Foreign	at end
(In millions)	of year	Reserve	Reserve	Exchange	of year

Year ended December 31, 2006	$18.9	$(1.5)	$0.7	$0.1	$18.2

Year ended December 31, 2005	$18.6	$(0.7)	$0.4	$0.6	$18.9

Year ended December 31, 2004	$17.8	$(1.2)	$0.8	$1.2	$18.6

Note 20. Cumulative and Redeemable Preferred Stock
Bowater is authorized to issue 10.0 million shares of serial preferred stock, $1 par value. As of December 31, 2006, no preferred shares were issued or outstanding.
Note 21. Share-Based Compensation
We maintain incentive stock plans that provide for grants of stock options, equity participation rights (“EPRs”) and restricted stock units to our directors, officers and key employees. Until December 31, 2006, we also maintained a Mid-Term Incentive Plan (“MTIP”) that was tied to the performance of our common stock. These plans are described more fully below.
Adoption of New Accounting Guidance and Transition
On November 8, 2005, the Human Resources and Compensation Committee of the Board of Directors, pursuant to the authority granted to them under Bowater’s 1997, 2000 and 2002 stock option plans, approved the accelerated vesting to December 15, 2005 of all unvested stock options granted to employees on January 27, 2004, January 25, 2005 and May 10, 2005. The January 2004 stock option awards, one-half of which had already vested, were granted at an exercise price of $45.02. The remaining unvested half covering 419,000 shares would have vested on January 27, 2006. The January 2005 awards covering 738,750 shares were granted at an exercise price of $37.30. One-half would have vested on January 25, 2006 and one-half would have vested on January 25, 2007. Two small awards (15,000 total shares) were granted at an exercise price of $32.07 and would have vested one-half on May 10, 2006, and one-half on May 10, 2007. The closing market price on November 8, 2005 was $28.35, well below the exercise price for substantially all the unvested grants. The decision to accelerate the vesting of these options was to reduce non-cash compensation expense that would have been recorded in the Consolidated Statement of Operations in future periods upon the adoption of SFAS 123R in January 2006. We estimate that, as a result of this action and based on the options’ market value as of the date of the grant, approximately $2.7 million of compensation expense was eliminated from our 2006 results and a significantly lesser amount of compensation expense will be eliminated from our 2007 results. Of the 1,172,750 total stock options for which vesting was accelerated, 547,500 were held by executive officers of Bowater. Options held by non-employee directors were excluded from the vesting acceleration.

Prior to January 2006, we accounted for our incentive stock plans under the recognition and measurement provisions of APB 25 as permitted by SFAS 123. Under APB 25:
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
Prior to the adoption of SFAS 123R, we presented the tax benefit of deductions arising from the exercise of stock options and the lapsing of restrictions on restricted stock units as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for equity awards (excess tax benefits) as financing cash flows. There were no excess tax benefits arising from equity awards for the year ended December 31, 2006.
The adoption of SFAS 123R resulted in a cumulative effect of accounting change of $2.6 million, net of tax, (or $0.05 per share) that we recorded in the first quarter of 2006. This cumulative charge represents the fair value of the EPR obligation at January 1, 2006, net of tax. The assumptions used to calculate the fair value at January 1, 2006 are included in the “Equity Participation Rights” section of this note.
On November 10, 2005, the FASB issued Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” FSP FAS 123R-3 provides a practical elective alternative transition method related to accounting for the tax effects of share-based payment awards to employees. Per FSP FAS 123R-3, a company must follow either the transition guidance in SFAS 123R to determine the additional-paid-in-capital (“APIC”) pool or the alternative transition method described in FSP FAS 123R-3. We have elected to adopt the alternative transition method provided in FSP FAS123R-3 for calculating the tax effects of share-based compensation. The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our Consolidated Statements of Operations. For the year ended December 31, 2006, we had a sufficient APIC pool to cover any tax deficiencies recorded; as a result, these deficiencies did not affect our results of operations.

Valuation and Expense Information Under SFAS 123R
The following table details the share-based compensation expense (excluding the cumulative effect of accounting change) recorded in the Consolidated Statements of Operations by award for the years ended December 31:

(Unaudited, in millions)	2006	2005	2004

Stock Options	$0.6	$—	$0.1
Restricted Stock Units	8.1	0.1	0.9
EPRs	(3.1)	—	—
MTIP	—	—	—

Share-based compensation expense	$5.6	$0.1	$1.0

The following table details the tax (benefit) provision by award for the years ended December 31:

	Twelve Months Ended December 31,

(Unaudited, in millions)	2006	2005	2004

Stock Options	$(0.2)	$—	$—
Restricted Stock Units	(1.9)	(0.1)	(0.4)
EPRs	0.9	—	—
MTIP	—	—	—

Tax Benefit	$(1.2)	$(0.1)	$(0.4)

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
Stock Plans
We currently have awards outstanding under four share-based compensation plans: the 1997 Stock Option Plan, the 2000 Stock Option Plan, the 2002 Stock Option Plan, and the 2006 Stock Option and Restricted Stock Plan. All of these plans were approved by our shareholders. These plans authorized the grant of up to 8.4 million shares of our common stock in the form of incentive stock options, non-qualified stock options, restricted stock units and equity participation rights. At December 31, 2006, approximately 2.4 million shares were available for grant under these Plans.
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

A summary of option activity under our stock plans as of December 31, 2006, and the changes during the year ended December 31, 2006, is presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number Of	Average	Contractual	Value
(Unaudited)	Shares (000’s)	Exercise Price	Life (years)	($ 000)

Outstanding at December 31, 2005	5,067	$44.21
Granted during the period	351	27.12
Exercised during the period	—	—
Canceled during the period	(436)	39.10

Outstanding at December 31, 2006	4,982	$43.45	4.8	$—

Exercisable at December 31, 2006	4,678	$44.50	4.5	$—

In accordance with SFAS 123R, we estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following weighted-average assumptions, and amortize that value to expense over the option’s requisite service period using the straight-line attribution approach:

Assumptions:
Expected dividend yield	2.95%
Expected volatility	32.1%
Risk-free interest rate	5.1%
Expected life (in years)	6.1
Weighted average fair value of options granted	$8.00

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
During the year ended December 31, 2006, all vested options had a strike price greater than the closing price of our common stock (i.e., were “out-of-the-money”). As a result, there were no stock option exercises during 2006. The total intrinsic value of stock options exercised in 2005 was $0.9 million.
As of December 31, 2006, there was $1.9 million of unrecognized compensation cost related to stock option awards granted under our stock plans. The unrecognized cost is expected to be recognized over a weighted-average period of 2.3 years.
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

A summary of the status of our restricted stock units as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Number Of Shares	Weighted Average Fair
(Unaudited)	(000’s)	Value at Grant Date

Outstanding at December 31, 2005	—	$—
Granted during the period	806	26.20
Vested during the period	(86)	26.39
Forfeited during the period	(55)	26.39

Outstanding at December 31, 2006	665	$26.16

As of December 31, 2006, there was $10.8 million of unrecognized compensation cost related to restricted stock units granted under our stock plans. The unrecognized cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of restricted stock units vested during 2006 was $1.0 million.
We have a policy of issuing shares of Bowater common stock to satisfy share option exercises and the vesting of restricted stock units. The right to dividends declared are accrued during the vesting period and paid in cash to the employee upon the vesting of the restricted stock units, in accordance with our stock plans.
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
Information with respect to rights granted under the EPR Plan as of December 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Unaudited)	Rights (000’s)	Exercise Price	Term	Value

Outstanding at December 31, 2005	2,173	$47.55
Granted during the period	—	—
Settled during the period	—	—
Canceled during the period	(163)	43.14

Outstanding at December 31, 2006	2,010	$47.91	3.5	$—

Exercisable at December 31, 2006	2,010	$47.91	3.5	$—

As of December 31, 2006, the fair value of our EPRs liability is $0.6 million. The fair value of each of our EPRs was estimated using a Black-Scholes option pricing model that uses the assumptions noted in the table below. The expected life of each EPR is based on a weighted-average of the observed historical exercise patterns and the midpoint of the remaining term of the EPR. Expected volatility is based on an equal weighting of the historical volatility of our common stock (measured over a term approximating the expected life) and implied volatility from traded options on our common stock having a life of more than six months or one year, as appropriate. The risk-free rate of interest is based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the EPR. The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the measurement date. These assumptions are evaluated and revised, as necessary, at each reporting date.

The fair value of each EPR was estimated using the following assumptions:

	December 31,	January 1,
(Unaudited)	2006	2006

Assumptions:
Dividend yield	3.6%	2.6%
Expected volatility	31.6 – 33.2%	30.0 - 33.0%
Weighted average expected volatility	32.5%	30.1%
Risk-free interest rate	4.7 – 5.0%	4.1 - 4.4%
Expected EPR life in years	0.8– 3.1	0.1 - 3.6
Weighted average fair value of EPRs	$0.31	$1.70
Fair value range of each EPR grant	$0.01 -1.18	$0.01-4.60

Mid-Term Incentive Plan
In 2003, we implemented a MTIP with rolling three-year plan cycles. The MTIP plans are classified as liability plans under SFAS 123R since we have typically paid the award in cash. In accordance with SFAS 123R, liability plans are remeasured at fair value at each reporting period and the related income or expense is included in the consolidated statement of operations. The fair value of each award is estimated using a Monte Carlo Simulation approach and includes ranges of assumptions for stock price volatility, risk-free interest rates, and expected dividends. Expected volatility is based on an equal weighting of the historical volatility of our common stock and implied volatility from traded options on our common stock measured over an expected term approximating the average life of the award and ranged from 27% to 32%. The risk-free rate of interest is based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected term of the MTIP and was approximately 5%. The expected dividend yield of 2% to 3% is based on the projected annual dividend payment per share divided by the stock price on the grant date. The fair value at January 1, 2006 was nominal. As of December 31, 2006, we have canceled the MTIP plans. No payout was earned for any of the cycles outstanding through that date; thus, the fair value of the MTIP liability at December 31, 2006 is zero.
Note 22. Exchangeable Shares
In conjunction with the 1998 acquisition of Avenor, Bowater’s indirect wholly-owned subsidiary, Bowater Canada Inc. (“BCI”), issued 3,773,547 shares ($183.6 million) of no par value exchangeable shares (“Exchangeable Shares”). Since 1998, BCI has issued an additional 1,359,620 Exchangeable Shares ($66.2 million) upon the redemption of Avenor’s debentures and 5,505 Exchangeable Shares ($0.3 million) for conversions prior to the redemption. BCI issued an additional 856,237 Exchangeable Shares ($39.9 million) in connection with the 2001 acquisition of Alliance.
The Exchangeable Shares are exchangeable at any time, at the option of the holder, on a one-for-one basis for shares of Bowater common stock. Through December 31, 2006, 4,565,555 Exchangeable Shares ($222.1 million) had been exchanged for the same number of Bowater common shares and 5,524 Exchangeable Shares ($0.3 million) have been cancelled. Holders of Exchangeable Shares have voting rights substantially equivalent to holders of Bowater common stock and are entitled to receive dividends equivalent, on a per-share basis, to dividends paid by Bowater on its common stock.
Note 23. Treasury Stock
At December 31, 2006 Bowater held 11,600,717 shares of its common stock as treasury stock to pay for employee and director benefits and to fund our dividend reinvestment plan. The shares are valued at their acquisition cost of $485.7 million. As of December 31, 2005, we held 11,605,074 shares at a cost of $485.8 million.
Note 24. Timberland Leases, Operating Leases and Purchase Obligations
Bowater controls 0.1 million acres of timberlands under long-term leases expiring 2023 to 2058 for which aggregate lease payments were $0.4 million each year in 2006, 2005 and 2004. These lease costs are capitalized as part of timberlands and are charged against income at the time the timber is harvested. In addition, we lease certain office premises, office equipment and transportation equipment under operating leases. Total rental expense for operating leases was $8.5 million in 2006, $9.4 million in 2005 and $9.1 million in 2004. Bowater also enters into various supply and cutting rights agreements, guarantees and purchase commitments in the normal course of business. Total expenses for these agreements, guarantees and purchase commitments were $75.5 million in 2006, $78.2 million in 2005 and $72.7 million in 2004. We manage approximately 27.9 million acres of Crown-owned land in Canada on which we have cutting rights. We make payments to various Canadian provinces based on the amount of timber harvested.
At December 31, 2006, the future minimum rental payments under timberland leases and operating leases and commitments for purchase obligations are as follows:

	Timberland	Operating	Purchase
(In millions)	Lease Payments	Leases, Net	Obligations(1)

2007	$0.4	$10.2	$43.8
2008	0.4	9.0	41.6
2009	0.4	7.9	39.5
2010	0.4	6.6	28.6
2011	0.5	6.0	27.6
Thereafter	10.5	37.1	232.1

	$12.6	$76.8	$413.2

(1)	Purchase obligations include, among other things, a fiber supply contract for our Coosa Pines operation with commitments totaling $84.7 million through 2014 and a steam supply contract for our Dolbeau operations with commitments totaling $191.0 million through 2023.
Note 25. Segment Information
During the third quarter of 2006, we announced that we were realigning our organizational structure to move from a divisional organization to functional organization that supports and focuses on our multi-product line manufacturing and sales across our mill base. As a result of this organizational realignment, we now manage our business based on the products that we manufacture and sell to external customers and, therefore, our reportable segments have been changed. Our new reportable segments are coated papers, specialty papers, newsprint, market pulp, and lumber. The segment information presented herein reflects our new reportable segments. Prior year information has been recast to the current year presentation.
None of the income or loss items following “Operating income” in our Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by Bowater’s management. For the same reason, impairments, severance, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense is, however, allocated to our segments. We also allocated depreciation expense to our segments, although the related fixed assets are not allocated to our segment assets.
Only assets which are identifiable by segment and reviewed by our management are allocated to segment assets. Allocated assets include trade accounts receivable, finished goods inventory at our paper mills and all inventory at our sawmills. Goodwill was allocated by segment in 2006, but information needed to recast the 2005 and 2004 goodwill to our new segments is not readily available. Therefore, the goodwill for 2005 and 2004 is included in “Corporate and Other.” All other assets are not identifiable by segment and are included in “Corporate and Other”.

The following tables summarize information about segment profit and loss and segment assets for the three years ended December 31, 2006, 2005 and 2004:

(Unaudited,	Coated	Specialty		Market		Corporate	Consolidated
in millions)	Papers	Papers	Newsprint	Pulp	Lumber	and Other	Total

Sales
2006	$612.2	$569.7	$1,437.6	$559.4	$331.6	$19.3	$3,529.8
2005	625.3	476.8	1,428.8	534.3	385.1	33.5	3,483.8
2004	494.9	409.5	1,340.8	543.3	370.2	31.6	3,190.3

Depreciation, amortization and cost of timber harvested
2006	$41.7	$64.6	$137.0	$53.3	$18.0	$8.6	$323.2
2005	43.8	56.9	141.9	58.1	19.1	9.6	329.4
2004	49.7	52.7	147.8	57.6	18.5	8.9	335.2

Operating Income (loss) (1)
2006	$76.3	$(35.4)	$79.5	$36.6	$63.0	$(178.8)	$41.2
2005	114.2	2.2	72.3	7.7	14.4	(112.0)	98.8
2004	11.6	(7.7)	31.1	37.1	17.8	(60.4)	29.5

Capital Expenditures
2006	$13.6	$65.1	$65.5	$40.4	$4.0	$10.5	$199.1
2005	13.4	49.0	54.0	23.6	14.3	13.1	167.4
2004	5.0	12.8	19.6	22.4	12.1	12.2	84.1

Assets
2006	$62.4	$143.1	$782.9	$107.5	$92.5	$3,457.5	$4,645.9
2005	56.5	60.2	239.2	93.8	109.9	4,592.8	5,152.4
2004	47.7	67.4	211.1	84.5	103.9	4,935.4	5,450.0

(1)	Corporate and other operating loss includes net gains from dispositions of assets of $185.7 million, $65.8 million and $6.9 million for the years ended December 31, 2006, 2005 and 2004, respectively and impairment and other related charges of $252.5 million and $82.6 million for the years ended December 31, 2006 and 2005, respectively. Operating income for Lumber includes a refund of lumber duties of $92.5 million for the year ended December 31, 2006.
Sales to related parties were $359.4 million, $326.3 million and $337.8 million in 2006, 2005 and 2004, respectively. Amounts due from related parties were $51.3 million and $43.1 million at December 31, 2006 and 2005, respectively, and are included in “Accounts receivable, net” on the Consolidated Balance Sheets.

	Sales by Country (1)
(In millions)	2006	2005	2004

United States	$2,493.0	$2,483.8	$2,310.7
Foreign Countries
Canada	235.1	270.6	242.9
Korea	105.6	104.4	106.1
Mexico	93.0	71.4	66.7
Italy	74.5	73.0	53.7
Other countries (2)	528.6	480.6	410.2

	1,036.8	1,000.0	879.6

	$3,529.8	$3,483.8	$3,190.3

	Long-Lived Assets by Country (3)
(In millions)	2006	2005	2004

United States	$1,549.1	$1,716.5	$1,853.9
Canada	1,252.9	1,357.1	1,568.4
Korea	135.4	146.3	149.5

	$2,937.4	$3,219.9	$3,571.8

(1)	Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of Bowater’s 2006, 2005 or 2004 consolidated sales.

(2)	No country in this group exceeded 2% of consolidated sales.

(3)	Excludes goodwill, financial instruments and deferred tax assets.
Note 26. Subsequent Event
In January 2007, Bowater and Abitibi-Consolidated Inc. (“Abitibi”) announced a definitive agreement to combine in an all-stock merger of equals (with the newly merged company herein referred to as “AbitibiBowater”). Under the terms of the transaction, each common share of Abitibi will be exchanged for 0.06261 common share of AbitibiBowater, and each Bowater common share will be exchanged for 0.52 common share of AbitibiBowater. The exchange ratio will result in 48% of AbitibiBowater being owned by former Abitibi shareholders and 52% of AbitibiBowater being owned by former Bowater shareholders. This combination has been approved unanimously by the Boards of Directors of both companies, which received fairness opinions from their respective financial advisors. The combination is subject to approval by the shareholders of both companies, regulatory approvals, and customary closing conditions. It is expected to be completed in the third quarter of 2007. Abitibi and Bowater will continue to operate separately until the transaction closes. In connection with this announced merger, we have approved a retention and severance program for approximately 320 Bowater employees who may be impacted by the pending merger with Abitibi. This program provides a retention bonus for employees who remain with Bowater through the closing of the merger or its cancellation and an additional retention bonus for employees who remain with Bowater for a transition period following closing of the merger.

Note 27. Quarterly Information (Unaudited)

Year ended December 31, 2006
(In millions, except per-share amounts)	First	Second	Third	Fourth	Year

Sales	$893.2	$899.4	$875.9	$861.3	$3,529.8
Operating income (loss) (1)	39.8	67.4	(179.3)	113.3	41.2
Loss (income) before cumulative effect of accounting changes	(16.2)	(10.6)	(216.1)	107.2	(135.7)
Net (loss) income	(18.8)	(10.6)	(216.1)	107.2	(138.3)
Basic (loss) income per common share:
(Loss) income before cumulative effect of accounting changes	(0.28)	(0.18)	(3.76)	1.87	(2.36)
Net (loss) income	(0.33)	(0.18)	(3.76)	1.87	(2.41)
Diluted (loss) income per common share:
(Loss) income before cumulative effect of accounting changes	(0.28)	(0.18)	(3.76)	1.86	(2.36)
Net (loss) income	(0.33)	(0.18)	(3.76)	1.86	(2.41)

Year ended December 31, 2005
(In millions, except per-share amounts)	First	Second	Third	Fourth	Year

Sales	$837.0	$897.5	$872.9	$876.4	$3,483.8
Operating income (loss) (2)	36.8	40.8	45.0	(23.8)	98.8
Income (loss) before cumulative effect of accounting changes	0.9	(3.6)	(16.0)	(101.4)	(120.1)
Net income (loss)	0.9	(3.6)	(16.0)	(101.9)	(120.6)
Basic income (loss) per common share:
Income (loss) before cumulative effect of accounting changes	0.02	(0.06)	(0.28)	(1.77)	(2.09)
Net income (loss)	0.02	(0.06)	(0.28)	(1.78)	(2.10)
Diluted income (loss) per common share:
Income (loss) before cumulative effect of accounting changes	0.02	(0.06)	(0.28)	(1.77)	(2.09)
Net income (loss)	0.02	(0.06)	(0.28)	(1.78)	(2.10)

(1)	Includes gains on dispositions of assets of $28.8 million in the first quarter, $71.7 million in the second quarter, $54.0 million in the third quarter and $31.2 million in the fourth quarter; severance of $4.4 million in the first quarter, $6.9 million in the third quarter and $5.0 million in the fourth quarter; goodwill impairment of $200.0 million in the third quarter; asset impairment and other related charges of $46.4 million in the third quarter and $6.1 million in the fourth quarter; and a refund of lumber duties of $92.5 million in the fourth quarter.

(2)	Includes gains on dispositions of assets of $11.0 million in the first quarter, $9.8 million in the second quarter, $9.9 million in the third quarter and $35.1 million in the fourth quarter; severance of $13.3 million in the fourth quarter; and asset impairment and other related charges of $11.9 million in the second quarter and $70.7 million in the fourth quarter.

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
▪	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Bowater Incorporated;

▪	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

▪	provide reasonable assurance that receipts and expenditures of Bowater Incorporated are being made only in accordance with the authorizations of management and directors of Bowater Incorporated; and

▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Consolidated Financial Statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Bowater Incorporated’s internal control over financial reporting as of December 31, 2006. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Bowater Incorporated’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2006, Bowater Incorporated’s internal control over financial reporting was effective.
KPMG LLP, the independent registered public accounting firm which audited and reported on the Consolidated Financial Statements of Bowater Incorporated included in this Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting. KPMG LLP’s report follows this report.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors of Bowater Incorporated:
We have audited management’s assessment, included in the section Assessment of Internal Control Over Financial Reporting in the accompanying Management’s Report on Financial Statements and Assessment of Internal Control Over Financial Reporting, that Bowater Incorporated’s (the Company) internal control over financial reporting was effective as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bowater Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Bowater Incorporated’s internal control over financial reporting was effective as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Bowater Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bowater Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, capital accounts and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.
Greenville, South Carolina
March 1, 2007

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Board of Directors of Bowater Incorporated:
We have audited the accompanying consolidated balance sheets of Bowater Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, capital accounts and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowater Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in notes 1 and 2 to the consolidated financial statements, in 2006 the Company (i) changed its method of quantifying errors; (ii) changed its method of accounting for share-based payment; and (iii) changed its method of accounting for pensions and other postretirement benefits plans. In addition, in 2005 the Company changed its method of accounting for conditional asset retirement obligations.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bowater Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Greenville, South Carolina
March 1, 2007

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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2006. Management’s report on internal control over financial reporting can be found on page 86 of this Annual Report on Form 10-K. Our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting. This report can be found on page 87 of this Annual Report on Form 10-K.
Changes in Internal Control
There was no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding Bowater’s directors is incorporated by reference to the material under the headings “Election of Directors-Information on Nominees and Directors” and “Board and Committee Meetings” in our Proxy Statement with respect to the 2007 Annual Meeting of Shareholders to be filed under Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).
Information regarding Bowater’s Audit Committee and its Audit Committee Financial Expert is included by reference to material under the heading “Corporate Governance-Audit Committee” in the Proxy Statement.
Information regarding changes to the procedures by which security holders may recommend nominees to Bowater’s board of directors is incorporated by reference to the material under the headings “Election of Directors-Corporate Governance Principles” and “Proposals by Shareholders” in the Proxy Statement.
Information regarding Bowater’s executive officers is provided under the caption “Executive Officers” in Item 1 of this Form 10-K.
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
Item 11. Executive Compensation
Information regarding executive compensation is incorporated by reference to the material under the headings “Election of Directors-Director Compensation,” “Human Resources and Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in the Proxy Statement.
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
Item 13. Certain Relationships and Related Transactions and Director Independence
Information regarding certain relationships and related transactions is incorporated by reference to the material under the heading “Related Party Transactions” and “Director Independence” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information regarding the fees and services of Bowater’s principal accountants is incorporated by reference to the material under the heading “Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following are filed as a part of this Annual Report on Form 10-K:
(1)	The following are included at the indicated page of this Annual Report on Form 10-K:
(2)	The following financial statement schedule for the year ended December 31, 2006 is submitted:

Schedule II–Valuation and Qualifying Accounts	F-1
All other financial statement schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes.
(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1	Arrangement Agreement dated as of April 1, 2001, by and between the Company and Alliance Forest Products Inc. (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2001, File No. 1-8712).

2.2	Combination Agreement and Agreement and Plan of Merger dated as of January 29, 2007, among Alpha-Bravo Holdings Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc., and Bowater Canada Inc. (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Current Report on Form 8-K filed on January 29, 2007, File No. 1-8712).

3.1	Restated Certificate of Incorporation of Bowater Incorporated, as amended (incorporated by reference to Exhibit 4.1 to Bowater Incorporated’s Registration Statement No. 333-018168).

3.2	Certificate of Designation of the special voting stock of Bowater Incorporated (incorporated by reference to Exhibit 4.11 to Amendment No. 1 to Bowater Incorporated’s Registration Statement No. 333-57839).

3.3	Bylaws of Bowater Incorporated amended as of July 27, 2005 (incorporated by reference to Bowater Incorporated’s Current Report on Form 8-K filed on June 27, 2005, File No. 1-8712).

4.1	Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a

Exhibit No.	Description

consolidated basis (incorporated by reference to Exhibit 4.3 to Bowater Incorporated’s Registration Statement No. 2-93455).

4.2	See Exhibits 3.1, 3.2 and 3.3.

4.3	Purchase Agreement dated June 16, 2003, by and between Bowater Incorporated and UBS Securities, LLC as Representative of the Several Initial Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1- 8712 (the “June 2003 10-Q “)).

4.4	Indenture dated June 19, 2003, by and between Bowater Incorporated, as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the June 2003 10-Q).

4.5	Indenture dated as of October 31, 2001 by and among Bowater Canada Finance Corporation (as Issuer), Bowater Incorporated (as Guarantor) and The Bank of New York (as Trustee) (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for period ended September 30, 2001, File No. 1-8712 (the “September 2001 10-Q”)).

4.6	Senior Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference to Bowater Incorporated’s Current Report on Form 8-K filed on March 17, 2004, File No. 1-8712 (the “March 17, 2004 8-K”)).

4.7	2004 Supplemental Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference to the March 17, 2004 8-K).

4.8	Softwood Lumber Agreement Cash Deposits Purchase and Sale Agreement, between Bowater Canadian Forest Products Inc. and Export Development Canada, dated September 19, 2006 (incorporated by reference to Exhibit 4.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-8712 (the “September 2006 10-Q)).

4.9	Credit Agreement, dated May 31, 2006, by and among Bowater Canadian Forest Products Inc., as Borrower; Bowater Incorporated, as Guarantor; several lenders and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Bowater’s Quarterly Report on Form 10-Q for the period ended March 30, 2006, File No. 1- 8712 (“June 2006 10-Q”)).

4.10	Credit Agreement, dated as of May 31, 2006, by and among Bowater Incorporated, several lenders and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to the June 2006 10-Q (the “June 2006 10-Q”).

†10.1	Agreement between Bowater Incorporated and Arnold M. Nemirow, dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the June 2006 10-Q).

†10.2	Bowater Incorporated 2002 Stock Option Plan, dated as of January 30, 2002 (incorporated by reference to Exhibit 10.14 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 2001, File No. 1-8712).

†10.2.1	First Amendment to the Bowater Incorporated 2002 Stock Option Plan dated September 16, 2002. (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-8712).

†10.2.2	Form of Non-Qualified Stock Option Agreement for 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 1-8712).

†10.3	Employment Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright (incorporated by reference to Exhibit 10.1 to the March 1999 10-Q).

Exhibit No.	Description

†10.4*	Revised Change in Control Agreement between Bowater Incorporated and James T. Wright, executed on October 10, 2006, effective as of September 1, 2005.

†10.5	Compensatory Benefits Plan of Bowater Incorporated, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.6 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 1999, File No. 1-8712 (the “June 1999 10-Q”)).

†10.5.1	Second Amendment to the Bowater Incorporated Compensatory Benefits Plan As Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.12 to the Form 8-K, dated May 9, 2006 (the May 9, 2006 8-K)).

†10.5.2	Third Amendment to the Bowater Incorporated Compensatory Benefits Plan As Amended and Restated Effective February 26, 1999, dated October 10, 2006 (incorporated by reference to Exhibit 10.5 to the September 2006 10-Q).

†10.6	Outside Director Elective Stock Option Plan, dated as of March 2, 2001 (incorporated by reference to Exhibit 10.6 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 2000, File No. 1-8712).

†10.7	Deferred Compensation Plan for Outside Directors of Bowater Incorporated, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.14 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 1996, File No. 1-8712).

†10.7.1	Amendment No. 1 dated November 1, 2001 to the Bowater Incorporated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2002, File No. 1-8712 (the “March 2002 10-Q”)).

†10.8	Retirement Plan for Outside Directors of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.7 to the June 1999 10-Q).

†10.8.1	First Amendment to the Bowater Incorporated Retirement Plan for Outside Directors, executed on September 13, 2000 (incorporated by reference to Exhibit 10.6 to the September 2000 10-Q).

†10.8.2	Second Amendment dated as of November 6, 2001 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated, effective February 26, 1999 (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2002, File No. 1-8712 (the “March 2002 10-Q”)).

†10.8.3	Fourth Amendment dated as of March 23, 2005 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated February 26, 1999 (incorporated by reference to Exhibit 10.2 of Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 30, 2005, File No. 1-8712 (the “March 2005 10-Q”)).

†10.8.4	Sixth Amendment to the Bowater Incorporated Retirement Plan for Outside Directors As Amended and Restated Effective February 26, 1999, dated October 10, 2006 (incorporated by reference to Exhibit 10.4 to the September 2006 10-Q).

†10.9	Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.8 to the June 1999 10-Q).

†10.9.1	First Amendment to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2000, File No. 1-8712 (the “March 2000 10-Q”)).

†10.9.2	Second Amendment, effective as of November 6, 2001, to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26,

Exhibit No.	Description

1999 (incorporated by reference to Exhibit 10.21.2 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 2003, File No. 1-8712 (the “2003 10-K”)).

†10.9.3	Third Amendment, effective as of September 23, 2003, to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.21.3 to the 2003 10-K).

10.9.4	Fourth Amendment to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies As Amended and Restated Effective February 26, 1999 (incorporated by to Exhibit 10.10 the May 9, 2006 8-K).

†10.10	Equity Participation Rights Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.9 to the June 1999 10-Q).

†10.10.1	First Amendment to Equity Participation Rights Plan of Bowater Incorporated, dated as of November 22, 1999 (incorporated by reference to Exhibit 10.32.1 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 1999, File No. 1-8712 (the “1999 10-K”)).

†10.11	Amended and Restated Benefit Plan Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 1998, File No. 1-8712 (the “June 1998 10-Q”)).

†10.11.1	First Amendment, effective February 26, 1999, to the Amended and Restated Benefit Plan Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.11 to the June 1999 10-Q).

†10.12	Amended and Restated Executive Severance Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.3 to the June 1998 10-Q).

†10.12.1	First Amendment, effective February 26, 1999, to the Amended and Restated Executive Severance Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.12 to the June 1999 10-Q).

†10.13	Amended and Restated Outside Directors Benefit Plan Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.2 to the June 1998 10-Q).

†10.13.1	First Amendment, effective February 26, 1999, to the Amended and Restated Outside Directors Benefit Plan Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.13 to the June 1999 10-Q).

†10.14	Benefits Equalization Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.14 to the June 1999 10-Q).

†10.14.1	Amendment No. 1 dated December 12, 2001 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999 (incorporated by reference to Exhibit 10.1 to the March 2002 10-Q).

†10.14.2	Amendment No. 2 dated September 23, 2003 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999 (incorporated by reference to Exhibit 10.27.2 to the 2003 10-K).

†10.14.3	Third Amendment to the Bowater Incorporated Benefits Equalization Plan As Amended and Restated Effective February 26, 1999 (incorporated by to Exhibit 10.11 to the May 9, 2006 8-K).

†10.14.4	Fourth Amendment to the Bowater Incorporated Benefits Equalization Plan as Amended and Restated Effective February 26, 1999, dated October 10, 2006 (incorporated by reference to Exhibit 10.6 to the September 2006 10- Q).

†10.15	1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Bowater Incorporated Annual Report on Form 10-K for the period ended December 31, 1991, File No. 1-8712).

†10.15.1	First Amendment, effective April 15, 1998, to the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.37.1 to the 1998 10-K).

Exhibit No.	Description

†10.15.2	Second Amendment, effective February 26, 1999, to the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the June 1999 10-Q).

†10.16	Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.31 to the 1996 10-K).

†10.16.1	First Amendment, effective April 15, 1998, to the Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.38.1 to the 1998 10-K).

†10.16.2	Second Amendment, effective February 26, 1999, to the Bowater Incorporated 1997 Stock Option Plan, as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.16 to the June 1999 10-Q).

†10.17	Bowater Incorporated 2000 Stock Option Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.40 to the 1999 10-K).

†10.18	Senior Executive Retirement Plan of Bowater Incorporated’s subsidiary, Bowater Canadian Forest Products Inc. (formerly Bowater Pulp and Paper Canada Inc., and formerly Avenor Inc.), effective as of November 28, 1997 (incorporated by reference to Exhibit 10.40 to the 1998 10-K).

†10.18.1	Form of Letter of Notification to Senior Managers of Alliance Forest Products, Inc. with respect to the harmonization of methodology to be used to qualify termination benefits payable under the Defined Benefits Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.31.1 to the 2003 10-K).

†10.19	Bowater Incorporated Annual Incentive Plan, as amended and restated effective as of January 1, 1999 (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2000, File No. 1-8712 (“the March 2000 10-Q”)).

10.20	Licensing Agreement, dated as of December 30, 1976, as amended, between Bowater Incorporated and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to Bowater Incorporated’s Registration Statement No. 2-90172).

10.21	Trademark Agreement, dated May 8, 1984, between Bowater Incorporated and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to Bowater Incorporated’s Registration Statement No. 2-90172).

10.22	World-Wide Trademark Ownership, Use and Assignment Agreement, effective as of June 30, 1997, by and between Bowater Incorporated and Rexam plc (formerly Bowater plc) (incorporated by reference to Exhibit 10.40 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 1997, File No. 1-8712).

10.23	Support Agreement, dated as of July 24, 1998, between Bowater Incorporated, Bowater Canadian Holdings Incorporated and Bowater Canada Inc. (incorporated by reference to Annex G of the Joint Management Information Circular and Proxy Statement filed on June 18, 1998, on Schedule 14A for Bowater Incorporated, File No. 1-8712 (the “Schedule 14A”)).

10.24	Voting and Exchange Trust Agreement, dated as of July 24, 1998, between Bowater Incorporated, Bowater Canadian Holdings Incorporated, Bowater Canada Inc. and Montreal Trust Company of Canada (incorporated by reference to Annex F to the Schedule 14A).

10.25	Stock Purchase Agreement, dated as of May 18, 1999, by and between Inexcon Maine, Inc. and Bowater Incorporated (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Current Report on Form 8-K filed on September 1, 1999, File No. 1-8712 (the “September 1999 8-K”)).

10.25.1	Amendment No. 1, dated August 17, 1999, to the Stock Purchase Agreement, dated May 18, 1999, between Inexcon Maine, Inc. and Bowater Incorporated (incorporated by reference to Exhibit 2.1.1 to the September 1999 8-K).

Exhibit No.	Description

†10.26	Employment Agreement dated as of September 24, 2001, by and between the Company and Pierre Monahan. (incorporated by reference to Exhibit 10.5 to the September 2001 10-Q).

†10.26.1	Letter of Amendment dated June 3, 2003 to Employment Agreement by and between the Company and Pierre Monahan (incorporated by reference to Exhibit 10.44.1 to the 2003 10-K).

†10.27	Change in Control Agreement dated as of September 24, 2001, by and between the Company and Pierre Monahan (incorporated by reference to Exhibit 10.6 to the September 2001 10-Q).

†10.28	Bowater Incorporated Mid-Term Incentive Plan, effective as of January 1, 2003) (incorporated by reference to Exhibit 10.51 to the 2003 10-K).

†10.28.1	First Amendment to the Bowater Incorporated Mid-Term Incentive Plan, effective January 25, 2005 (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 1-8712).

†10.28.2	Second Amendment to the Bowater Incorporated Mid-Term Incentive Plan, Effective as of January 1, 2003 (incorporated by to Exhibit 10.3 to the May 9, 2006 8-K).

†10.29	2004 Non-Employee Director Stock Unit Plan, effective May 1, 2004 (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 1-8712).

†10.30	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and C. Randolph Ellington (incorporated by reference to Exhibit 10.48 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 2004, File No. 1-8712 (the “2004 10-K”)).

†10.31*	Change in Control Agreement between Bowater Incorporated and C. Randy Ellington, executed on January 25, 2007, effective as of August 14, 2006.

†10.32	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and William C. Morris (incorporated by reference to Exhibit 10.51 to the 2004 10-K).

†10.33*	Amended and Restated Change in Control Agreement between Bowater Incorporated and William C. Morris, executed on January 9, 2007, effective as of August 14, 2006.

†10.34	Amended and Restated Change in Control Agreement, dated June 9, 2000, by and between Bowater Incorporated and Colin R. Wolfe (incorporated by reference to Exhibit 10.55 to the 2004 10-K).

†10.35	Outside Directors’ Deferred Stock-Based Fee Plan, effective as of May 11, 2005 (incorporated by reference to Exhibit 10.1 to the March 2005 10-Q).

†10.35.1	First Amendment to the Bowater Incorporated Outside Directors’ Stock-Based Deferred Fee Plan Effective as of May 11, 2005, dated October 10, 2006 (incorporated by reference to Exhibit 10.3 to the September 2006 10-Q).

†10.36	Memorandum of Agreement between Bowater Canadian Forest Products Inc. and Bowater Maritimes Inc. and Bowater Mersey Paper Company Limited and the Communications, Energy and Paper Workers Union of Canada (CEP) dated June 24, 2005 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, File No. 1-8712).

†10.37	Employment Agreement, dated April 4,2006, by and between Bowater Incorporated and David J. Paterson (incorporated by referenced to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, File No. 1-8712).

†10.38	Bowater Incorporated Restricted Stock Unit Agreement between David J. Paterson and Bowater Incorporated, dated May 10, 2006 (incorporated by to Exhibit 10.1 to the May 9, 2006 8-K).

†10.39	Bowater Incorporated Non-Qualified Stock Option Agreements between David J. Paterson and Bowater Incorporated, dated May 1, 2006 (incorporated by to Exhibit 10.2 to the May 9, 2006 8-K).

Exhibit No.	Description

†10.40	Change In Control Agreement between David J. Paterson and Bowater Incorporated, dated May 10, 2006 (incorporated by to Exhibit 10.4 to the May 9, 2006 8-K).

†10.41	Amended and Restated Change in Control Agreement between Bowater Incorporated and Ronald T. Lindsay, dated May 9, 2006 (incorporated by reference to Exhibit 10.2 to the June 2006 10-Q).

†10.42	Employment Agreement between Bowater Incorporated and Ronald T. Lindsay, dated May 9, 2006 (incorporated by reference to Exhibit 10.3 to the June 2006 10-Q).

†10.43	Amended and Restated Change in Control Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 5, 2005 (incorporated by reference to Exhibit 10.5 to the June 2006 10-Q).

†10.44	Employment Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 5, 2005 (incorporated by reference to Exhibit 10.6 to the June 2006 10-Q).

†10.45	Amended and Restated Change in Control Agreement between Bowater Incorporated and Joseph B. Johnson, executed on August 2, 2006, effective as of January 25, 2006 (incorporated by reference to Exhibit 10.8 to the June 2006 10-Q).

†10.46	Employment Agreement between Bowater Incorporated and Joseph B. Johnson, executed on August 2, 2006, effective as of January 25, 2006 (incorporated by reference to Exhibit 10.11 to the June 2006 10-Q).

†10.47	Form of Bowater Incorporated Restricted Stock Unit Agreement – Bonus (incorporated by to Exhibit 10.5 to the May 9, 2006 8-K).

†10.48	Form of Bowater Incorporated Restricted Stock Unit Agreement – Regular Award (incorporated by to Exhibit 10.6 to the May 9, 2006 8-K).

†10.49	Form of Bowater Incorporated Performance-Based Vesting Restricted Stock Unit Agreement (incorporated by to Exhibit 10.7 to the May 9, 2006 8-K).

†10.50	Form of Bowater Incorporated Non-Qualified Option Agreement (incorporated by to Exhibit 10.8 to the May 9, 2006 8-K).

†10.51	Form of Bowater Incorporated 2004 Non-Employee Director Stock Unit Plan Award Agreement (incorporated by to Exhibit 10.9 to the May 9, 2006 8-K).

†10.52*	Change in Control Agreement, dated August 7, 2006, between Bowater Incorporated and W. Eric Streed (incorporated by reference to Exhibit 10.1 to the September 2006 10-Q).

†10.53*	Change in Control Agreement, dated August 21, 2006, between Bowater Incorporated and David A. Spraley.

12.1*	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO Pursuant to Section 302.
31.2*	Certification of CFO Pursuant to Section 302.
32.1*	Certification of CEO Pursuant to Section 906.
32.2*	Certification of CFO Pursuant to Section 906.

*	Filed with this Form 10-K.

†	This is a management contract or compensatory plan or arrangement.

(b)	The above-referenced exhibits are being filed with this report.

(c)	None.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bowater has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWATER INCORPORATED

Date: March 1, 2007	By:	/s/ David J. Paterson

David J. Paterson
Chairman, President and Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bowater and in the capacities indicated, as of March 1, 2007.

	Signature	Title
/s/	David J. Paterson	Director, Chairman, President and Chief Executive

	David J. Paterson	Officer

/s/	William G. Harvey	Executive Vice President and Chief Financial Officer

William G. Harvey

/s/	Joseph B. Johnson	Vice President and Controller

Joseph B. Johnson

/s/	Richard B. Evans	Director

Richard B. Evans

/s/	Gordon D. Giffin	Director

Gordon D. Giffin

/s/	Ruth R. Harkin	Director

Ruth R. Harkin

/s/	L. Jacques Ménard	Director

L. Jacques Ménard

/s/	John A. Rolls	Director

John A. Rolls

/s/	Arthur R. Sawchuk	Director

Arthur R. Sawchuk

/s/	Bruce W. Van Saun	Director

Bruce W. Van Saun

/s/	Togo D. West Jr.	Director

Togo D. West, Jr.

Bowater Incorporated
Schedule II–Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004

	Balance at	Charged to
	Beginning of	Cost and			Balance at
(In millions)	Year	Expenses	Additions	Deductions	End of Year

Year ended December 31, 2006
Allowance for doubtful accounts	$7.9	$0.5	$0.2	$(4.7)	$3.9

Year ended December 31, 2005
Allowance for doubtful accounts	$7.6	$1.4	$0.2	$(1.3)	$7.9

Year ended December 31, 2004
Allowance for doubtful accounts	$8.2	$3.2	$0.6	$(4.4)	$7.6

F-1