Form 10-K/A
period 2006-12-31
BOWATER INC
filed 2007-04-30
CIK 743368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒                 Accelerated Filer ☐                 Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of June 30, 2006, was approximately $1.3 billion. Without acknowledging that any individual director or executive officer of the registrant is an affiliate, the shares over which they are deemed to have voting control are considered to be owned by affiliates solely for purposes of this calculation.

As of February 23, 2007, there were 56,205,141 shares of Bowater Incorporated’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Bowater Incorporated is filing this Amendment No. 1 on form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on March 1, 2007, for the purpose of including the information required by Part III of Form 10-K. In addition, the registrant is also including as exhibits to this Amendment the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, the registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act. Except as set forth herein, the registrant is making no other changes to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

David J. Paterson Age: 52	Chairman, President and Chief Executive Officer—Mr. Paterson has been Chairman, President and Chief Executive Officer since January 2007. From May 2006 to January 2007, he was President and Chief Executive Officer and a Director of Bowater. Previously, from 1987 through 2006, Mr. Paterson worked for Georgia-Pacific Corporation where he was most recently Executive Vice President in charge of its Building Products Division. He also had been responsible for its Pulp and Paperboard division, its Paper and Bleached Board Division and its Communication Papers Division.

William G. Harvey Age: 49	Executive Vice President and Chief Financial Officer—Mr. Harvey was promoted to Executive Vice President and Chief Financial Officer in August 2006. From 2005 to 2006, he was Senior Vice President and Chief Financial Officer and Treasurer. From 1998 to 2005, he was Vice President and Treasurer. From 1995 to 1998, he was Vice President and Treasurer of Avenor Inc., a pulp and paper company, until its acquisition by Bowater.

Ronald T. Lindsay Age: 56	Executive Vice President—General Counsel and Secretary—Mr. Lindsay was promoted to Executive Vice President—General Counsel and secretary in August 2006. From 2005 to 2006, he was Senior Vice President—General Counsel and Secretary, and from 2004 to 2005, he was Vice President—General Counsel and Secretary. Previously, he was with Collins & Aikman Corporation, a multinational manufacturer of automotive interior components, where he was Senior Vice President—Law and Senior Vice President, General Counsel and Secretary from 1999 through 2002.

Pierre Monahan Age: 60	Executive Vice President—Building Products—Mr. Monahan was promoted to Executive Vice President—Building Products in August 2006. From 2002 to 2006, he was Senior Vice President and President—Canadian Forest Products Division; from 2001 to 2002, he was Vice President and President—Canadian Forest Products Division and from 1994 to 2001, he was President and Chief Executive Officer of Alliance Forest Products, Inc., until its acquisition by Bowater. He is a director of AXA Insurance Inc. and Groupe Laperrière et Verreault.

W. Eric Streed Age: 62	Executive Vice President of Operations and Process Improvement—Mr. Streed joined Bowater in August 2006 as Executive Vice President of Operations and Process Improvement. He was most recently Vice President of Supply Chain Projects and Information Technology at Domtar, Inc. He also served as Vice President, U.S Operations for Domtar and previously held positions in engineering and mill management with Georgia-Pacific Corporation.

James T. Wright Age: 60	Executive Vice President—Human Resources—Mr. Wright was promoted to Executive Vice President—Human Resources in August 2006. From 2002 to 2006, he was Senior Vice President—Human Resources and from 1999 to 2002, he was Vice President—Human Resources. Previously, he was Vice President—Human Resources for Georgia-Pacific Corporation from 1993 to 1999.

C. Randolph Ellington Age: 55	Senior Vice President—Newsprint Sales—Mr. Ellington was promoted to Senior Vice President—Newsprint Sales in August 2006. From 2004 to 2006, he was Vice President—Newsprint Sales and from 1995 to 2004, he was Vice President of North American Newsprint Sales. Previously, he held sales positions in both coated paper and newsprint.

William C. Morris Age: 47	Senior Vice President—Coated, Specialty Papers and Pulp Sales and Marketing—Mr. Morris was promoted to Senior Vice President—Coated, Specialty Papers and Pulp Sales and Marketing in August 2006. From 2005 to 2006, he was President—Coated & Specialty Papers Division; from 2004 to 2005, he was Assistant to the Coated & Specialty Papers Division President; during 2004, he was Vice President—Strategic Planning for the Coated and Specialty Papers, Pulp and Forest Product Divisions; and from 1995 to 2004, he was Vice President of International Sales in the Newsprint Division.

David A. Spraley Age: 51	Senior Vice President of Manufacturing—Mr. Spraley joined Bowater Incorporated as Senior Vice President of Manufacturing in 2006 with specific responsibility for our Mokpo, Thunder Bay, Mersey, Grenada, and Ponderay operations. He was most recently Senior Vice President, Manufacturing for the North American Retail Consumer Products Group of Georgia-Pacific Corporation.

Joseph B. Johnson Age: 44	Vice President and Controller—Mr. Johnson was promoted to Vice President and Controller in January 2006. From 2003 to 2006, he was Director, Accounting & Compliance Reporting. From 2001 to 2003, he was Director, Financial Reporting. Previously, he was with Ernst & Young, LLP, an international accounting firm, where he held various audit and assurance advisory positions from 1987 through 2001.

Directors

Arthur R. Sawchuk Age: 71 Director since 1998	Chairman of Manulife Financial Corporation—Mr. Sawchuk has been Chairman of Manulife Financial Corporation, a financial services company, and the Manufacturers Life Insurance Company since April 1998. He served as acting President and Chief Executive Officer of Avenor Inc., a forest products company, from November 1997 until its acquisition by Bowater in July 1998. Mr. Sawchuk is also a director of MTS Inc.

Richard B. Evans Age: 59 Director since 2003	President and Chief Executive Officer of Alcan Inc.—Mr. Evans has been President and Chief Executive Officer of Alcan Inc. since March 2006. From October 2005 to March 2006, he was Chief Operating Officer of Alcan Inc., the parent company of an international group involved in many aspects of the aluminum and packaging industries. Since joining Alcan in 1997, he has held several executive positions, including: Executive Vice President, Office of the President, Alcan Inc.; Executive Vice President, President, Aluminum Fabrication, Europe; Executive Vice President, Fabricated Products-North America; and President of Alcan Aluminum Corporation. Mr. Evans is also a director of the International Aluminum Association.

Gordon D. Giffin Age: 57 Director since 2003	Co-Chair, Public Policy and Regulatory Affairs, of McKenna Long & Aldridge LLP—Mr. Giffin is co-chair of the Public Policy and Regulatory Affairs practice for the law firm McKenna Long & Aldridge LLP. Mr. Giffin served as U.S. Ambassador to Canada from August 1997 to April 2001. He currently serves on the boards of Canadian Imperial Bank of Commerce, Canadian National Railway Company, Canadian Natural Resources Limited, Ontario Energy Savings Corp. and TransAlta Corporation. He is also a member of the Board of Trustees of the Jimmy Carter Presidential Library.
John A. Rolls Age: 65 Director since 1990	President and Chief Executive Officer of Thermion Systems International—Mr. Rolls has served as President and Chief Executive Officer of Thermion Systems International, an aerospace and industrial heating systems company, since 1996. He was President and Chief Executive Officer of Deutsche Bank North America, an international banking company, from 1992 to 1996. Mr. Rolls is also a director of MBIA Inc., Thermion Systems International and FuelCell Energy, Inc.
L. Jacques Ménard Age: 61 Director since 2002	Chairman of BMO Nesbitt Burns and President, BMO Financial Group, Québec—Mr. Ménard has served as Chairman of BMO Nesbitt Burns, an investment banking company, since 2001 and as President of BMO Financial Group, Québec, a financial service provider, since 1999. From 1994 until 2001, Mr. Ménard served in various executive capacities with BMO Nesbitt Burns including Deputy Chairman from 1997 until 2001.
Ruth R. Harkin Age: 62 Director since 2005	Director of ConocoPhillips—Ms. Harkin served as Senior Vice President, International Affairs and Government Relations, United Technologies International from 1997 to 2005. From 1993 to 1997, she served as President and CEO of the Overseas Private Investment Corporation. Since 2002, she has served as a director of ConocoPhillips. Ms. Harkin is also a member of the Iowa Board of Regents.
Togo D. West, Jr. Age: 64 Director since 2002	Chairman of TLI Leadership Group—Mr. West has been Chairman of The Leadership Institute since May 2006. From December 2004 to May 2006, he served as President and CEO of the Joint Center for Political and Economic Studies. From 2000 until 2004, he was Of Counsel to Covington & Burling, a law firm headquartered in Washington, D.C. From 1998 until 2000, he served as Secretary of Veterans Affairs in the Clinton Administration. From 1993 until 1998, he was Secretary of the Army, a period during which he also served as Chairman of the Panama Canal Commission. Mr. West is also a director of Krispy Kreme Doughnuts, Inc. and Mitretek Systems.
Bruce W. Van Saun Age: 49 Director since 2005	Vice Chairman - Asset Management and Market-Related Activities of The Bank of New York Company, Inc.—Mr. Van Saun has been Vice Chairman—Asset Management and Market-Related Activities of The Bank of New York Company, Inc., an investment banking company, since September 2006. From November 2005 to August 2006, he was Chief Financial Officer and from 1997 to 2005, he was Senior Executive Vice President and Chief Financial Officer.
David J. Paterson Age: 52 Director since 2006	Chairman, President and Chief Executive Officer of Bowater—Mr. Paterson was elected Chairman of the Board, effective as of January 1, 2007. He has been President and Chief Executive Officer of Bowater since May 2006. Mr. Paterson was Executive Vice President of Georgia-Pacific Corporation, in charge of its Building Products Division from 2003 to 2006. At various times since 2000, Mr. Paterson has been responsible for Georgia-Pacific’s Pulp and Paperboard Division, Paper and Bleached Board Division, and Communication Papers Division. Mr. Paterson joined Georgia-Pacific in 1987.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Bowater’s directors, executive officers and 10% shareholders to file reports of holdings and transactions in Bowater common stock and Bowater Canada exchangeable shares with the SEC. Based on a review of Section 16(a) reports received by Bowater and written representations from its directors and executive officers, Bowater believes that all of its executive officers, directors and 10% shareholders have made all filings required to be made under Section 16(a) on a timely basis for 2006.

Code of Ethics

Bowater has adopted a code of business conduct that applies to all of Bowater’s North American employees, including Bowater’s Chief Executive Officer, Chief Financial Officer, principal accounting officer and Controller. The Board has a separate Board of Directors Code of Conduct, which contains provisions specifically applicable to Directors. The code of business conduct and the Board of Directors Code of Conduct are available on Bowater’s website (http://www.bowater.com) or upon request from Bowater’s Legal Department. Bowater will disclose amendments to its code of business conduct or its Board of Directors Code of Conduct and any waivers of their provisions with respect to its Chief Executive Officer, Chief Financial Officer, principal accounting officer and Controller on its website within four business days following the date of the amendment or waiver.

Corporate Governance Principles

Bowater’s Board of Directors has adopted corporate governance principles, which are available at Bowater’s website (http://www.bowater.com) or upon request from Bowater’s Legal Department. The purpose of Bowater’s corporate governance principles is to provide a structure within which the Board of Directors and management can pursue Bowater’s objectives for the benefit of its shareholders and supervise its management.

The corporate governance principles outline the Board’s responsibilities and the interplay among the Board and its committees in furthering Bowater’s overall objectives. The principles note the Board’s role in advising management on significant issues facing Bowater and in reviewing and approving significant actions by Bowater. In addition, the principles highlight principal roles of certain of the Board’s committees, including:

•

the selection and evaluation of senior executive officers (including the Chief Executive Officer) by the Board, the Nominating and Governance Committee and the Human Resources and Compensation Committee, including succession planning;

•

the administration of executive compensation and director compensation by the Human Resources and Compensation Committee, with reliance on the Nominating and Governance Committee’s assessment of executive performance and annual assessment of Board and committee effectiveness;

•	the selection and oversight of independent auditors and oversight of public financial reporting by the Audit Committee; and

•

the evaluation of candidates for Board membership and the oversight of the structure and practices of the Board, the committees and corporate governance matters in general by the Nominating and Governance Committee.

Bowater’s corporate governance principles also include, among other things:

•	general qualifications for Board membership, including independence requirements (with, among other things, the categorical standards for Board determinations of independence);

•	director responsibilities, including Board and shareholder meeting attendance and advance review of meeting materials;

•	provisions for director access to management and independent advisors and for director orientation and continuing education; and

•

an outline of management’s responsibilities, including production of financial reports and disclosures, implementation and monitoring of internal controls and disclosure controls and procedures, development, presentation and implementation of strategic plans, and setting a strong ethical tone “at the top.”

Stockholder Recommendations For Director Nominees

No material changes have been made to the procedures by which our stockholders may recommend nominees to our Board since we last described these procedures in our definitive proxy statement issued in connection with our 2006 Annual Meeting of Stockholders and filed with the SEC on April 12, 2006.

Communication with Board of Directors

Bowater has implemented a policy to facilitate communication with Bowater’s Board of Directors. Under the policy, shareholders and other interested parties may communicate with the entire board of directors, any individual director, or independent directors as a group, by writing to the director or directors at the address of Bowater’s corporate headquarters. The communications will be summarized by the office of Bowater’s Corporate Secretary, which will circulate the summary and communication to the chair of the nominating committee. The Secretary’s office will disregard solicitations, duplicative, harassing or frivolous communications, bulk mail, and other types of communications as the Board may specify from time to time. Details about this policy, including the manner in which Bowater determines those communications that will be forwarded to the directors, are available at Bowater’s website (http://www.bowater.com) or upon request from Bowater’s Legal Department.

Audit Committee

•	The members of the Audit Committee are John A. Rolls (Chairman), Gordon D. Giffin, Bruce W. Van Saun and Togo D. West, Jr. All members are independent as defined by NYSE’s listing standards.

•

All Audit Committee members are financially literate, and the Board has determined that Audit Committee Chairman John A. Rolls and Mr. Bruce W. Van Saun are each an “audit committee financial expert” under applicable SEC regulations.

•	Bowater’s independent registered public accounting firm report directly to the Audit Committee, which controls their engagement.

•	The Audit Committee pre-approves the provision of all audit and non-audit services by Bowater’s independent registered public accounting firm.

•	The Audit Committee has established a procedure for the confidential and anonymous reporting of concerns regarding questionable accounting or auditing matters.

•

The Audit Committee, through its chair or another member designated by the chair, meets with management and the independent registered public accounting firm quarterly, in separate executive sessions if deemed necessary, to review Bowater’s financial statements and significant findings based upon the auditors’ review procedures.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

The primary objectives of our executive compensation program are to provide competitive, performance-based compensation that enables us to attract and retain key individuals and to motivate our executives to achieve the Company’s short- and long-term goals. The program is designed to reward the achievement of goals that are aligned with the interests of our stockholders in order to enhance stockholder value.

The following discussion provides an overview and analysis of our executive compensation program as it relates principally to our Chief Executive Officer, Chief Financial Officer and the other “Named Executive Officers” as listed in the Summary Compensation Table on page 21. The discussion and analysis describes the role of the Human Resources and Compensation Committee (the “HRCC” or the “Committee”) of our Board of Directors, the different elements that we employ in our executive compensation program, the purposes and objectives of these elements and the manner in which we determine our compensation structure (including changes to this structure implemented during 2006 and early 2007).

Board Process

The Committee approves all compensation and awards to executive officers, which include the Chief Executive and Chief Financial Officers and all the executive officers who report directly to the Chief Executive Officer. The Committee and the Nominating and Governance Committee review the performance and compensation of the Chief Executive Officer and, following discussions with him, and, where the Committee deems it appropriate, the HRCC’s advisor (described below), establish his compensation level. For the remaining executive officers, the Chief Executive Officer and Executive Vice President of Human Resources make recommendations to the Committee. With respect to equity compensation awarded to others, the Committee grants restricted stock units and stock options generally based upon the recommendation of the Chief Executive Officer and the Executive Vice President of Human Resources.

The Committee has, as part of its charter, the authority to select and retain its own independent advisor to provide advice on the competitiveness and appropriateness of compensation programs for the company’s Chief Executive Officer and top executive officers. This advice may from time to time include, but will not necessarily be limited to, base salaries, short- and long-term incentives, pensions, benefits, perquisites, employment and change of control provisions, analysis of performance factors used to determine incentive awards and payouts, and related pay-for-performance analysis.

Until mid-year 2006, Mercer Human Resources Consulting served in this capacity. At that time the lead advisor to the HRCC, Kenneth Hugessen, left Mercer Human Resources to form an independent firm providing advice exclusively to compensation committees. After due consideration, the HRCC decided to retain Hugessen Consulting Inc. (HCI) as its independent advisor. HCI serves at the Committee’s pleasure and the HRCC approves all work and associated fees paid to HCI and will review HCI’s performance at least annually. The HCI mandate is exclusively with the HRCC, and it will not solicit work from management of the company. Furthermore HCI will not accept any work from management without the express consent of the chairman of the HRCC.

During the first five months of 2006, Mercer’s assignments included (a) review of the compensation policies and levels of a representative group of companies in our industry, (b) advice concerning the design of the 2006 Stock Option and Restricted Stock Plan, and (c) advice concerning compensation packages for the retiring CEO and the new CEO. During the second part of the year, HCI was engaged to provide (a) review of proposed changes to the Annual Incentive Plan for 2007, (b) advice concerning executive compensation disclosure under the updated SEC requirements (c) review of director compensation, (d) analysis of a possible stock option exchange program, (e) consultation services concerning the design of the stock ownership guidelines, and (f)

advice concerning termination of the Mid-Term Incentive Plan and the substitution of replacement equity awards. HCI provided advice on each of these matters, however the HRCC ultimately makes all decisions related to our executive compensation program.

Selection and Use of Peer Group Companies

To stay competitive, we seek to ensure that compensation paid to our executives is consistent with “market” levels in our industry. To help us make this assessment, we consider compensation policies and levels of a representative group of companies in our industry. In January 2006, with the assistance of our advisor, we reviewed the compensation principles and methodologies of the various compensation programs of similar companies in our industry. We use executive compensation benchmarking as part of our compensation philosophy, under which collective target compensation levels for our executives should be set at the median (50th percentile) of the peer group. The actual total direct compensation levels should be above median when our financial performance is superior to the median performance of the peer group and below median when our financial performance is inferior to the median financial performance of the peer group.

The peer group we used for executive compensation benchmarking includes 16 companies in the forestry and paper products/paper packaging industries (based on GICS industry code) that are similar to Bowater in size and scope of operations. The peer group consists of the following companies:

International Paper Company	Louisiana-Pacific Corporation
Smurfit-Stone Container Corporation	Bemis Company, Inc.
MeadWestvaco Corporation	Graphic Packaging Corporation
Temple-Inland Inc.	Packaging Corporation of America
Abitibi-Consolidated Inc.	Rock-Tenn Company
Domtar Inc.	Potlatch Corporation
Sealed Air Corporation	Caraustar Industries, Inc.
Sonoco Products Company	Wausau Paper Corp.

This group includes all the companies in the Dow Jones Paper Products Group except for Pope & Talbot, Inc. and Neenah Paper, Inc. (which were excluded because of their smaller size).

Key Principles and Elements for Compensation of Executive Officers

Our executive compensation program is designed to attract, motivate and retain key executives who directly impact Bowater’s long-term success and the creation of stockholder value. In determining executive compensation, we follow these four principles:

•

Performance-based: Our executive compensation levels reflect company, business unit and individual results based on specific quantitative and qualitative objectives established at the start of each financial year in keeping with our short-term, mid-term and long-term strategic objectives.

•

Aligned with stockholder interests: Our executive compensation program was designed with the goal of aligning executives’ interests with those of our stockholders. Specifically, our annual incentive plan incorporates short-term financial and operational performance goals, the attainment of which will enhance stockholder value. Further, the grant of equity awards in the form of both stock options and restricted stock units, coupled with the stock ownership guidelines requiring senior executives to own stock with a value equal to a specified multiple of their base salaries, insure that the executives have a substantial ownership interest consistent with those of our stockholders.

•

Market competitive: Our compensation for executives is designed to be competitive with compensation of executives of comparable peer companies and to take into consideration company and business unit results relative to the results of peers.

•	Individual considerations: Our compensation levels are also designed to reflect individual factors such as scope of responsibility, experience and performance against individual measures.

The key elements of our 2006 executive compensation program were (i) base salary and benefits, (ii) cash incentive compensation, (iii) long-term incentive awards and (iv) severance and change in control arrangements. The different elements have distinct purposes within the company’s overall compensation plan, as described below:

•	Base salary and benefits are designed to provide a fixed element of compensation that is competitive with market benchmarks.

•

Cash incentive compensation under the Annual Incentive Plan is designed to focus executives on objectives approved by the HRCC for a particular year, divisional goals and, beginning in 2007, individual goals set by the HRCC or higher management.

•

Long-term incentive awards such as stock options and restricted stock units (RSUs) granted under the stockholder-approved stock option and restricted stock plans, focus executives’ efforts on goals within the recipients’ control that the HRCC believes are necessary to ensure the long-term success of the company, as reflected in increases to the company’s stock prices over a period of several years.

•

Severance and change in control arrangements are designed to facilitate the company’s ability to attract and retain executives as the company competes for executive talent in a marketplace where such protections are commonly offered. The severance benefits provide benefits to ease an employee’s transition because of an unexpected employment termination by the company due to on-going changes in the company’s employment needs. The change in control benefits encourage employees to remain focused on the company’s business in the event of rumored or actual fundamental corporate changes.

The company’s financial, operating and stock performance over the last four years has reflected, in part, the weak cyclical conditions of the industry. The company’s pay-for-performance framework has in turn resulted in total earned pay that is below target for senior executives generally; for example, no bonuses were paid in 2003, no cash incentive awards were made in 2005, no payouts under our Mid-Term Incentive Plan have been made since its inception in 2003 and all outstanding exercisable option awards are underwater. Nevertheless, the Committee is sensitive to retention issues and to providing award opportunities for executives that will continue to provide incentive for the achievement of performance goals, especially relative to factors that are within management’s control such as some of the performance goals under our Annual Incentive Plan discussed below.

Allocation among Elements of Compensation

We believe that the mix of base salary and benefits, cash incentive compensation, long-term incentive awards, and severance and change in control arrangements provided to our Named Executive Officers is consistent with competitive practice. In allocating compensation among these elements, we believe that the compensation of our Named Executive Officers—generally those executives having the greatest ability to influence Bowater’s performance—should be predominately performance-based and long-term in nature, while lower levels of management should receive a greater portion of their compensation in annual incentives and base salary. The 2006 compensation opportunity for the Named Executive Officers consisted of approximately one-third fixed pay (predominately salary and retirement benefits) and two-thirds variable pay, of which approximately 30% is delivered through cash incentive compensation and 70% through long-term equity compensation. The salary is determined by reference to a salary grade that reflects the 50th percentile of pay by companies in our peer group for similar jobs. The target cash incentive compensation is determined as a percentage of the mid-point of the salary range by salary grade, such percentage determined by reference to practices among companies in our peer group and HRCC’s judgment. The target value of the long-term incentive compensation is then determined by subtracting the target value of the cash compensation (salary plus annual cash incentive) from the total direct compensation amount paid by companies in our peer group to similar employees.

2007 Changes

For 2007 and thereafter, we have eliminated our Mid-Term Incentive Plan (which is described on page 13) and have, as a replacement, increased the annual equity awards. As discussed in more detail below, we believe that the operation of the Mid-Term Incentive Plan and the criteria under which awards were to be made under that plan, were ineffective incentive mechanisms because of the plan’s reliance on the performance of our stock price compared to that of our peers as opposed to measures that reward operational success in a difficult business environment. We have also changed our philosophy regarding base salaries and will provide base salary increases for senior executives only under one or more of the following circumstances: (i) assumption of significantly greater responsibility, (ii) outstanding achievement that leads to improved profitability and/or (iii) to adjust a base salary that is considerably below 50th percentile pay for similar positions in our industry.

Base Salary and Benefits

Base Salary

We seek to provide our senior management with a level of assured cash compensation in the form of base salary that recognizes competitive market practice within our industry as well as the executives’ professional status and accomplishments. Our executive officers’ salaries were generally set to be competitive with executive compensation at comparable companies considering the scope of the individual’s responsibilities relative to the responsibilities of executives at comparable companies. For 2006, the Committee granted several salary increases in connection with promotions but the generally applied increases were approximately 2.5%. For 2007, the Committee increased base salaries 3% for two executive officers and 4% for one executive officer, in each case to move their compensation closer to the midpoint for their internal salary grades. The base salary for each named executive officer is shown on the Summary Compensation Table. As mentioned above, base salary growth in 2007 and beyond will be strongly linked to performance and will not occur on a regularly scheduled basis.

Retirement Plans

Until December 31, 2006, we maintained a traditional defined benefit pension plan. Subsequent to that time no new participants were added to the plan and the benefits under that plan for existing participants who were younger than 55 and whose age and years of service totaled less than 70 were frozen. We replaced that plan with increased contributions to our 401(k) plan pursuant to which we match employee contributions up to 4% per employee and up to 6.5% as an automatic company contribution. In addition, we instituted a supplemental retirement plan for all non-grandfathered US-based employees above a certain salary grade level. Pursuant to this plan, we contribute 10% (12% for the CEO) of each eligible senior executive’s compensation. Additional details regarding the supplemental retirement plan and the different retirement plans applicable to each of the Named Executive Officers are provided following the Pension Plan table.

Perquisites and Other Personal Benefits

The company provides its Named Executive Officers with perquisites and other personal benefits that the HRCC believes are reasonable and consistent with its overall compensation program. The HRCC annually reviews the level of perquisites and other personal benefits provided to Named Executive Officers.

For 2006, the executive perquisites included financial planning (up to US$5,000), tax return preparation (up to US$1,250), estate planning (US$1,400 every three years), dining club membership (US$1,200 yearly), air travel club (US$300) and the cost of an executive physical (up to US$800). Beginning on January 1, 2007, all executive perquisites were eliminated except for reimbursement for tax preparation and a comprehensive physical, up to a combined maximum of US$5,000, for executives at the senior vice president level and above. We believe that good tax preparation assistance by experts reduces the chance of error and adverse publicity for the company. We also want to encourage our senior management to seek appropriate medical care.

Senior management also participates in Bowater’s other benefit plans on the same terms as other employees. These plans include medical and dental insurance, life insurance and charitable gift matching (limited to US$1,000 per employee per year). Relocation benefits also are reimbursed under a standard company policy.

Cash Incentive Compensation

2006 ANNUAL INCENTIVE PLAN

We provide annual cash incentive compensation through our Annual Incentive Plan. The purpose of the plan is to provide an incentive to the executives to meet pre-established short-term financial and operational performance goals. The plan is administered by the HRCC and payments under the plan are entirely within the discretion of the HRCC. In this regard, even if all of the performance goals of the plan are achieved, the HRCC, in its discretion, may elect to pay out less than, more than or none of what would be payable under the Plan based on factors it may deem relevant at the time.

The Annual Incentive Plan for 2006 set performance goals for five different metrics: (i) return on net assets (“RONA”), (ii) return on capital spending (“ROCS”), (iii) operating unit performance, (iv) cost reduction and (v) sales goals. With respect to each of these metrics, the company set a target goal and a performance threshold, the achievement of which would be a prerequisite for earning an award under the plan for that metric.

Each of the Named Executive Officers is assigned an annual goal for the amount of incentive compensation he should receive under the plan, expressed in terms of a percentage of his base salary. This amount is fixed based upon the executive’s salary grade at 40%, 45% or 50% of base salary, except that the 2006 incentive compensation goal for Mr. Paterson, although set at 68%, was guaranteed to be no less than US$374,000 pursuant to his employment contract. Each executive could earn a maximum payout of two times his percentage goal based on salary grade if the goals are substantially exceeded. For example, the maximum award for the Chief Financial Officer, who has a 45% goal based on salary grade, would be 200% times 45% times base salary, or 90% of base salary.

Because awards under the plan are based on the achievement of goals with respect to five different metrics, some of which may be achieved while others are not, the HRCC prioritized the achievement of each goal by assigning a weighted value to each, with the specific weight varying among the executives based on their job functions. The weights add to 100% for each executive and combine to form the total performance goal for the year.

The following table shows the incentive compensation goal for 2006 for each of the Named Executive Officers, the performance target for each metric, the assigned weight for achieving such goal and the amounts actually paid to each executive under the plan.

Named Executive Officer	Incentive Compensation Goal (percentage of base salary)	Performance Metrics, Target and Individual Achievement Weighting					Total Payout (US$)		Percent of Bonus Goal Achieved
		RONA (3.5%)	ROCS (15.8%)	Operating Unit Performance (3.0%)	Cost Reduction (US$80mm)	Sales Goals (Varies)
Mr. Paterson(1)	68%	50%	10%	15%	20%	5%	374,000		N/A
Mr. Nemirow(2)	N/A	—	—	—	—	—	—		N/A
Mr. Harvey	45%	50%	10%	15%	20%	5%	101,590		65%
Mr. Monahan	50%	50%	5%	15%	20%	10%	165,962	(3)	76%
Mr. Ellington	40%	30%	5%	10%	5%	50%	159,575		119%
Mr. Morris	45%	50%	5%	15%	20%	10%	113,830		83%
Mr. Newman(2)	50%	50%	10%	15%	20%	5%	—		N/A
Mr. Steuart(2)	50%	50%	—	10%	—	40%	—		N/A

(1)	Mr. Paterson received the guaranteed minimum payment set forth in his employment agreement. See “CEO Compensation—Mr. Paterson’s Compensation” on page 16 for a description of the terms of Mr. Paterson’s employment agreement.
(2)	Messrs. Nemirow, Newman and Steuart retired from the company during 2006 and were therefore not eligible for 2006 annual cash incentives.
(3)	Converted from Canadian to U.S. dollars at a conversion rate based upon date of payment (US$0.8567).

The following table shows the incentive compensation earned in 2006 for each of the Named Executive Officers, the actual performance of the company or the Named Executive Officer under each metric and the amount earned by each Named

Executive Officer for achieving each goal (as derived based on their assignment weight for achieving each goal as set forth in the previous table).

		Payments Under Each Performance Metric
Named Executive Officer	Incentive Compensation Goal (percentage of base salary)	RONA(1) (2.06%)	ROCS (13.2%)	Operating Unit Performance (Varies)	Cost Reduction (US$116.7mm)	Sales Goals (Varies)	Total Payout (US$)
Mr. Paterson (2)	68%	$0	$0	$0	$0	$0	$374,000
Mr. Nemirow (3)	—	—	—	—	—	—	—
Mr. Harvey	45%	$0	$4,020	$24,215	$62,100	$11,255	$101,590
Mr. Monahan	50%	$0	$2,812	$39,105	$87,045	$37,000	$165,962	(4)
Mr. Ellington	40%	$0	$1,742	$10,433	$13,400	$134,000	$159,575
Mr. Morris	45%	$0	$1,787	$38,585	$55,025	$18,433	$113,830
Mr. Newman (3)	—	—	—	—	—	—	—
Mr. Steuart (3)	—	—	—	—	—	—	—

(1)	No payments were earned under the RONA metric since the performance threshold of 2.6% was not met.
(2)	Mr. Paterson received the guaranteed minimum payment set forth in his employment agreement. See “CEO Compensation—Mr. Paterson’s Compensation” on page 16 for a description of the terms of Mr. Paterson’s employment agreement.
(3)	Messrs. Nemirow, Newman and Steuart retired from the company during 2006 and were therefore not eligible for 2006 annual cash incentives.
(4)	Converted from Canadian to U.S. dollars at a conversion rate based upon date of payment (US$0.8567).

The five performance measures and the results for 2006 are more fully described below:

•

RONA, defined as operating income less an incremental 38% tax rate divided by average net assets, is a measure of evaluating earnings in the context of the resources required to generate them. The performance target was established at 3.5% with a threshold of 2.6% and the maximum payout was capped at the 7.0% level and a requirement for positive earnings. Because we did not satisfy the threshold requirement, no executive officer received any payout under this metric.

•

ROCS targets were established to reflect our priority to spend capital dollars on the highest return capital projects. Based on all approved capital projects in 2006, the ROCS performance target was set at 15.8% with a threshold of 12.3% and the maximum payout was capped at the 21.8% level. We achieved 13.2% ROCS, resulting in a 26% payout of this performance goal.

•

Operating unit performance goals were established to reflect our desire to improve performance in the areas of safety, productivity, quality and cost reduction. Operating unit performance is directly aligned with our gainsharing programs for company employees not eligible to participate in the Annual Incentive Plan. The four factors identified above drive the gainsharing payout at the mill, division level, and the corporate level. The maximum that can be earned by gainsharing participants is 5% of pay. Each factor yields a maximum of 35 points. A 3% gainsharing payout, which is our targeted performance level in the Annual Incentive Plan, is earned at the 75 point threshold, a 4% payout is earned at the 100 point threshold and an additional 1% opportunity is based upon the requirement that points are earned in each category and all points in excess of 100 add 0.025% (e.g., 40 x .025% = 0.01 or 1%). The target payout of 3% was earned if 60% of the maximum opportunity of 5% was achieved.

¡	Mr. Harvey’s bonus reflected 104% of the operating unit performance target.

¡	Mr. Monahan’s bonus reflected 120% of the operating unit performance target.

¡	Mr. Ellington’s bonus reflected 78% of the operating unit performance target.

¡	Mr. Morris’ bonus reflected 187% of the operating unit performance target.

•

We set a cost reduction target of US$80 million with a threshold of US$60 million and the maximum payout was capped at US$100 million. We achieved a cost reduction of $116.7 million, which resulted in a 200% payout of this performance goal.

•

Product sales performance goals were established to reflect our focus on improving operating efficiencies through optimizing product mix and reducing sales and distribution costs. The sales goals varied for each Named Executive Officer depending upon the officer’s responsibilities in that product area. The four product areas are newsprint, coated and specialty paper, pulp and lumber. The target goals varied by product and were as follows:

¡ Newsprint	Develop initiatives to reduce Bowater’s costs (target of US$6 million), customers’ cost (target of US$1.5 million), improve product mix (target of US$2 million), reduce freight costs (target of US$1.5 million), and reduce agent commissions (target of US$0.5 million). The overall target of US$11.5 million was exceeded as actual performance was US$28.3 million, 147% of target.

¡ Coated and Specialty Papers	Attain volume and profitability targets by product, shift product and customer mix to achieve higher profitability by US$12.4 million, sell all additional tonnage generated by the Calhoun machine conversion and maintain Bowater’s price against Industry Benchmark Price. Actual performance was 134% of target.

¡ Pulp	Manage days supply of inventory (target is 20 days), increase percent of sales volume sold to the North American market (target is 65% of total sales), increase percent of total product sold to consumer end use segment (target is 48%), achieve EBITDA per ton goals set relative to the performance of peers (target is US$37 above industry peers). Actual performance was 148% of target.

¡ Lumber Sales Department	Group and individual goals related to the improvement of price, on-time shipping, inventory level, sales volume, systems enhancement and client satisfaction.

As discussed above, some of the performance thresholds were met or exceeded, while others were not met. In accordance with the bonus formula, the executives were entitled to the bonus amounts shown on the table above. The HRCC had the discretion to reduce or eliminate these bonuses. However, consistent with the policy of paying for performance when targets are achieved even if the Company’s overall financial performance is poor, the HRCC determined to make the awards as earned by the Named Executive Officers according to the applicable bonus formula.

ANNUAL INCENTIVE PLAN FOR 2007

The 2007 Annual Incentive Plan will focus on the following performance metrics: free cash flow (target is the 2007 budgeted amount), operating unit performance (target is 60%), return on net assets (target is 1.56%), and sales performance. A significant emphasis is being placed on the generation of free cash flow to reduce corporate debt. Operating unit performance is also weighted to reflect the importance of improving our position as a low cost, efficient producer. A 40% holdback feature will be added to the plan in 2007, linking individual performance to measurable key objectives set at the start of the performance period. The holdback will permit senior management discretion (and, in the case of the CEO, the Board, and for other Named Executive Officers, the CEO) in the allocation of earned incentive dollars, such that some participants may receive more than the so-called “earned bonus” for their salary grade level while others will receive less or possibly no award. A table showing the goals and weighting of each is shown below.

Named Executive Officers(1)	Free Cash Flow (2007 Forecast)	Operating Unit Performance (60%)	RONA (1.56%)	Sales Performance	Individual Performance vs. Key Objectives
Mr. Paterson	50%	30%	10%	10%	40% Holdback
Mr. Harvey	50%	30%	10%	10%	40% Holdback
Mr. Monahan	40%	40%	10%	10%	40% Holdback
Mr. Ellington	35%	15%	10%	40%	40% Holdback
Mr. Morris	35%	15%	10%	40%	40% Holdback

(1)	Messrs. Nemirow, Newman and Steuart are no longer with the company and therefore do not appear in this table.

MID-TERM INCENTIVE PLAN

We adopted a Mid-Term Incentive Plan (“MTIP”) in 2003 to provide long-term performance-based compensation. The MTIP had rolling three-year plan cycles, the first of which ran from January 1, 2003, to December 31, 2005. The MTIP was designed to link rewards of key executives to the performance of Bowater’s common stock as compared to peers (relative total stockholder return) (“TSR”) and to encourage the generation of cash flow from operations.

In order to simplify the executive compensation structure, we decided to terminate the MTIP as of December 31, 2006. No awards were earned under the 2003-2005 or 2004-2006 MTIP cycles. The combination of Bowater’s business mix (heavy exposure to the newsprint market) and cost exposure to the volatile Canadian dollar severely limited the number of meaningful comparators for purposes of the relative TSR comparisons used under the MTIP. Consequently, the MTIP had become of minimal motivational value as the plan was unresponsive to the company’s success at meeting the particular business challenges that confront the company, including declining newsprint consumption, an unfavorable Canadian exchange rate and worldwide overcapacity. To substitute for the MTIP, the Committee decided to increase the annual equity awards by 45% to encourage retention of key management and to focus attention on successfully meeting the challenges associated with profitable operations in the newsprint, specialty and coated papers, lumber products, and pulp segments, by rewarding operational success rather than stock performance. This also simplified the executive compensation structure making it easier for executives to identify the equity award as aligning their long-term interests with the stockholders. This increase was reflected in the 2007 equity awards made by the Committee in January 2007. This substitution is being done on a “dollar for dollar” basis, with no increase in the overall target level of compensation.

Long-Term Incentive Awards

Historically, the primary form of equity compensation that we awarded executives consisted of nonqualified stock options. We selected this form because of the well established and generally favorable accounting and tax treatments and the near universal expectation by employees in the industry that they would receive stock options. More recently, however, in response to both our own operating environment and recent pressure from institutional stockholders and the investment community generally to use fewer options (principally resulting from extensive media coverage of abusive practices with respect to stock options by public companies), we began reassessing how equity as a compensation tool could be better aligned with our stockholders’ interests. Moreover, beginning in 2006 the accounting treatment for stock options changed as a result of Statement of Financial Accounting Standards No. 123(R), making the accounting treatment of stock options less attractive. As a result, we examined the desirability of granting restricted stock units to employees, particularly members of senior management, and concluded that replacing our MTIP and a significant portion of our options with restricted stock units would allow us to capture certain benefits while providing an equally motivating form of incentive compensation and continuing to align the interests of our executives with those of our stockholders. It would also permit the company to issue fewer shares, thereby reducing potential dilution.

We adopted a new approach to equity compensation based upon a combination of nonqualified stock options and restricted stock units for the 2006 equity awards. As compared to prior equity awards, we included more restricted stock unit awards and fewer options, longer vesting schedules and performance vesting for a portion of the restricted stock unit awards to senior executives.

EQUITY AWARD SCHEDULE

With the exception of significant promotions and new hires, we generally make equity awards to executive officers at the Committee’s first meeting each year following the availability of the financial results for the prior year. The equity grants were made on January 30, 2007 for the 2007 fiscal year. The 2006 grants were delayed until May 10, 2006, because the 2006 Stock Option and Restricted Stock Plan was approved by stockholders on that date.

The January schedule was selected because it enables the Committee to consider prior year performance and expectations for the current year. The awards also are made as early as practicable in the year in order to maximize the positive incentive component associated with the awards. The Committee’s schedule is determined several months in advance, and the proximity of any awards to earnings announcements or other market events is coincidental.

In establishing award levels, we generally do not consider the equity ownership levels of the recipients or prior awards that are fully vested. It is our belief that competitors in our industry who might be interested in hiring our employees would not place a value on the extent of equity ownership in Bowater and, accordingly, to remain competitive in the marketplace we cannot afford to have our future actions influenced by the extent of employee ownership or the number of fully vested grants.

We grant equity awards to executive officers based on dollar values computed for each salary grade. For 2006 and thereafter, the dollar value was determined to transition executives from 2005 grant levels toward levels that would result in total compensation for each salary grade that approximated the total compensation received at peer companies at the 50th percentile. For stock options, the dollar values are determined using the Black-Scholes valuation methodology based on the average of the high and low stock price on the date of grant. For the Named Executive Officers, the awards in 2006 were allocated 37.5% to stock options and 62.5% to restricted stock unit awards of which one-half had performance-based vesting and one-half had time-based vesting. For 2007, to reflect changes in competitive practice, the awards to the Named Executive Officers were allocated 15% to stock options (25% for the CEO), and 85% to restricted stock units (75% for the CEO). The 2006 equity awards made to the Named Executive Officers are shown on the Summary Compensation and the Grants of Plan-Based Awards tables.

STOCK OPTIONS

The 2006 and 2007 nonqualified stock option awards have a three-year service-based vesting schedule. The 2006 awards provide for cliff vesting (the stock option awards vest in full at the end of the three-year vesting period) while the 2007 awards provide for ratable vesting (the stock option awards vest in  1/3 increments at the end of each year during the three-year vesting period). The award agreements provide that the options will vest in full prior to the end of the regularly scheduled three-year vesting period for employees who are employed on the date of a change in control, as defined in the 2006 Stock Option and Restricted Stock Plan. The agreements also provide that in the event of death, disability, involuntary termination without cause or retirement, the executive is entitled to (i) under the 2006 award agreements, a prorated award based upon the portion of the vesting period the executive is an active employee, and (ii) under the 2007 award agreements, immediate vesting. Under the award agreements, the option exercise period will terminate no later than the 10-year anniversary of the date of grant or, if earlier, two years after the employee’s termination of employment by reason of death, five years after retirement or disability, or 90 days after termination of employment for other reasons. Consistent with our past practice, the options will be canceled upon termination of employment for cause.

RESTRICTED STOCK UNITS

The restricted stock unit awards provide for the transfer of shares to the employees as of the date of vesting. No dividends are payable prior to vesting in the shares. At the time of vesting, the employee will receive a lump sum payment equal to the amount of the dividends paid on or after the grant date and prior to the vesting date. One-half of each of the 2006 restricted stock unit awards to Named Executive Officers has a service-based three-year cliff vesting schedule while all of the 2007 equity awards have a service-based three-year ratable vesting schedule.

The remaining portion of the 2006 restricted stock unit awards will vest if certain performance targets are met. If we have cumulative positive earnings per share during the three-year period beginning January 1, 2006 and ending December 31, 2008 (that is, if our cumulative net earnings for the three-year period are positive), the total awards will vest. If we have positive earnings per share for any one calendar year during the three-year period, one-third of the respective award will vest for each such year. “Earnings per share” and “net earnings” will be as reflected in our published financial statements. No vesting will occur until certification by the Committee that the performance targets have been met. The 2007 restricted stock unit awards did not include performance vesting because of the pending combination with Abitibi and the difficulty of framing a meaningful performance goal.

Under the terms of the award agreements, vesting will be accelerated for executives who are employed on the date of a change in control as defined in the 2006 Stock Option and Restricted Stock Plan. They also provide that in the event of death, disability, involuntary termination without cause or retirement, the executive is entitled to (i) for all 2006 awards (except the awards in lieu of bonus described below) a prorated award based upon the portion of the vesting period the executive is an active employee, vesting immediately and (ii) for 2007 awards and the 2006 awards in lieu of bonus, 100% immediate vesting (except that the 2006 awards in lieu of bonus provide for a prorated vesting in the event of retirement). For the performance-based awards, a grantee is only entitled to a prorated award if the three-year cumulative net earnings are positive.

Restricted stock units were also used to compensate participants for bonus amounts earned under the 2005 Annual Incentive Plan, subject to a two-year service-based cliff vesting schedule. Performance against goals resulted in a substantial bonus for the 2005 period but after careful deliberation, the Board of Directors elected to grant restricted stock units instead in order to conserve the cash reserves of the company.

STOCK OWNERSHIP GUIDELINES

We adopted new stock ownership guidelines on November 8, 2006. These guidelines are for senior executives and directors and are a way to better align their financial interests with those of stockholders. Senior executives are required to own stock with a value equal to a specified multiple of their base salaries. The requisite multiples are five for the chief executive officer and two for executives who report directly to the CEO. Directors are expected to own stock having a value equal to three times the annual retainer. The ownership requirement must be satisfied through Bowater common stock or Bowater Canada exchangeable shares owned outright or through Bowater benefit plans and restricted stock or stock unit awards (not stock options). As of March 31, 2007, all but one of our directors and, of our named executive officers, Messrs. Ellington and Morris had satisfied the new stock ownership guidelines. Our senior executives and directors receive a portion of their compensation in the form of equity awards which will help all covered individuals comply fully with these new guidelines by February 1, 2010.

CEO Compensation

Mr. Nemirow became Chief Executive Officer of the company in 1995 and became Chairman of the Board in 1996. He retired as the company’s President and Chief Executive Officer on April 30, 2006. Since May 1, 2006, Mr. Paterson has served as the company’s President and Chief Executive Officer.

Mr. Nemirow’s 2006 Compensation

Mr. Nemirow continued to receive his 2005 base salary through April 30, 2006. He did not receive an Annual Incentive Award for 2005 or 2006.

On May 1, 2006, Mr. Nemirow retired and, in accordance with the terms of his employment agreement and the applicable retirement plans, he received a lump sum payment of US$11,558,802, in lieu of a life retirement income of US$900,000 per annum which would otherwise have been payable to him under the executive retirement plans. In addition to this lump sum, he also received an additional payment of US$69,195 on November 1, 2006. He will also receive a monthly annuity payment of US$2,727.38 from the qualified retirement plan. He received a distribution from the nonqualified savings plan of US$165,443 on November 1, 2006.

Effective as of May 1, 2006, we entered into an agreement with Mr. Nemirow regarding his service during the remainder of 2006 as non-executive chairman of the Board and his services to Bowater as a consultant for a two-year period thereafter. He received US$50,000 per month for his services during the board service period and will receive US$50,000 per month for his services during the consulting period. He did not receive any compensation or fees to which a non-employee director would otherwise have been entitled. He was reimbursed for the cost of an off-site office and administrative support during the board service period.

Mr. Nemirow’s change in control agreement was amended such that if a defined change in control occurred as a result of the execution of a letter of intent or a definitive agreement during the board service period, he would receive upon closing of the transaction three times the annualized fee payable to him as non-executive chairman (US$1.8 million) plus any excise taxes due as a result of such payment.

The agreement also contains non-competition, confidential information, and independent contractor and release provisions.

Mr. Paterson’s Compensation

Effective as of May 1, 2006, we entered into an employment agreement with Mr. Paterson to be our President and Chief Executive Officer. For 2006, Mr. Paterson’s annual base salary was set at US$825,000. Under the company’s Annual Incentive Plan, he is eligible for an annual bonus with a target payout equal to 68% of his base salary and a maximum payout of 136% of his base salary. For the year ending December 31, 2006, he was guaranteed a bonus of US$374,000 (target) payable in 2007.

We also granted Mr. Paterson 50,000 restricted stock units. This grant was made partly in recognition of various equity and cash forfeitures incurred by Mr. Paterson as a result of entering into our employment agreement. The shares vest in full after the earlier of one year or the termination of Mr. Paterson’s employment by the company without cause or by Mr. Paterson for good reason.

In addition, we granted Mr. Paterson options to purchase 250,000 shares of our common stock. The exercise price of the options was US$27.425, the average of the high and low trading prices of Bowater common stock on the date of grant, May 1, 2006. The options vest ratably over three years and have a ten-year exercise term. The options also are subject to the terms and conditions that apply generally to unexercised options previously granted by the company.

The combined value of these equity awards at the time the grants were made was approximately US$3.4 million, or two times the annual grant value made to the CEO under the company’s ongoing equity grant policy.

The Committee determined to make these equity grants after careful consideration of

(i) competitive pay data on peer company equity grant levels,

(ii) the need to provide an inducement to Mr. Paterson to accept the company’s offer of employment, and

(iii) in the belief that providing the CEO with a substantial initial equity interest would create an immediate alignment of financial interest between the company and the CEO.

During the term of the agreement, Mr. Paterson will be entitled to receive perquisites and participate in incentive and benefit plans that we generally provide for our senior executives. If Mr. Paterson’s employment is terminated for reasons other than death, disability, retirement or cause, he will receive a lump sum severance payment equal to twice his base salary at the time of termination plus between two and three times the last annual bonus paid to him.

The employment agreement provides for a change in control agreement similar to the change of control agreements with other senior executives. If Mr. Paterson is eligible for both a severance payment under the employment agreement and a payment under the change of control agreement, he may elect which of those payments he will receive.

The employment agreement also contains noncompetition, nonsolicitation and nondisclosure provisions.

In negotiating the terms of Mr. Paterson’s employment agreement, we considered data supplied by our advisor concerning CEO compensation at peer companies, the past compensation paid to Mr. Nemirow for his services as CEO and Mr. Paterson’s prior compensation history.

Deductibility of Compensation—Section 162(m)

In order to maintain flexibility to attract and retain qualified executives, we may allow for compensation that is not deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). We did not pay any non-deductible compensation in 2006.

Severance and Change in Control Arrangements

Severance Benefits

We believe that companies should provide reasonable severance benefits to employees. With respect to senior management, these severance benefits should reflect the fact that it may be difficult for employees to find comparable employment within a short period of time. Severance benefits should also assist in disentangling the company from the former employee as soon as practicable. For instance, while it is possible to provide salary continuation to an employee during the job search process, which in some cases may be less expensive than a lump sum severance payment, we prefer to pay a lump sum severance payment in order to most cleanly sever the relationship as soon as practicable.

Where the termination is without “cause” or the employee terminates employment for “good reason” (applies only in the case of Mr. Paterson), our employment agreements with the Named Executive Officers provide for benefits equal to two years of base salary plus between two and three times the amount of the last bonus paid. The vesting of certain equity awards is accelerated in the event of an involuntary termination without cause. In addition, a terminated employee is entitled to receive any benefits that he otherwise would have been entitled to receive under our 401(k) plan, pension plan and supplemental retirement plans, although those benefits are not increased or accelerated. We believe that these severance benefits are similar to the general practice among comparable companies, although we have not conducted a study to confirm this. Where an employee is entitled to severance benefits under traditional severance provisions and a change in control provision, he may elect which of these payments he will receive.

Based upon a hypothetical termination date of December 31, 2006, the severance benefits under the employment agreements for the Named Executive Officers would have been as follows:(1)

	Paterson		Harvey		Monahan(2)		Ellington		Morris
Base Salary (2x)	US$	1,650,000	US$	730,000	US$	895,908	US$	670,000	US$	686,600
Base Salary	US$	825,000	US$	365,000	US$	447,954	US$	335,000	US$	343,300

Bonus (3x)(3)	US$	1,122,000	US$	445,500	US$	671,931	US$	626,997	US$	624,900
Bonus	US$	374,000	US$	148,500	US$	223,977	US$	208,999	US$	208,300

Total	US$	2,772,000	US$	1,175,000	US$	1,567,839	US$	1,296,997	US$	1,311,500

(1)	Messrs. Nemirow, Steuart and Newman terminated their employment with the company during 2006. Messrs. Steuart and Newman both received severance payments in accordance with the terms of their employment agreements of US$1,868,392 and US$1,944,143, respectively. Mr. Newman received an additional payment of US$255,857 in exchange for a release of all claims against the company. Mr. Nemirow did not receive a severance payment.
(2)	Converted from Canadian to U.S. dollars using an exchange rate of US$0.8818.
(3)	For all but Mr. Paterson and Mr. Monahan, the bonus is based on the 2005 earned cash incentive awards under our Annual Incentive Plan, which was actually awarded in the form of restricted stock units. Mr. Paterson’s employment agreement calls for a 2006 bonus of US$374,000. Mr. Monahan’s employment agreement calls for the severance bonus payment to be calculated on the basis of his “target incentive” which is 50% of base salary.

The accelerated equity awards would be 250,000 options and 50,000 restricted stock units for Mr. Paterson; 5,775 options and 8,626 restricted stock units for Mr. Harvey; 6,640 options and 13,201 restricted stock units for Mr. Monahan; 4,370 options and 10,192 restricted stock units for Mr. Ellington; and 5,020 options and 10,506 restricted stock units for Mr. Morris.

The definition of “cause” varies among different employment agreements with members of senior management. For all of the Named Executive Officers except for the CEO, “cause” is defined as gross negligence or willful misconduct either in the course of employment or which has a material adverse effect on the Corporation or the executive’s ability to perform adequately and effectively his duties. Under Mr. Paterson’s employment agreement, “cause” also is defined as conviction of (or pleads guilty or nolo contendre to) a felony. Under Mr. Paterson’s agreement, “good reason” generally will exist where his position or compensation has been decreased or where he has been required to relocate.

Change in Control Benefits

It is our belief that the interests of stockholders will be best served if the interests of our senior management are aligned with them, and providing change in control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders.

We revised our policy toward change in control benefits in January 2005. Prior to that date, we had awarded change in control agreements to all executives from the mill manager level up. The agreements provided severance benefits approximately equal to three times all compensation. In 2005, 37 executives were covered by change in control agreements, which exceeded generally accepted norms. Since January 2005, it has been our policy to grant change in control agreements (containing less favorable terms than the old agreements) only at the highest executive levels. Further, when an executive with a more favorable change in control agreement receives a promotion, he or she is required to sign a new change in control agreement containing less favorable terms. Today only 28 executives are covered by change in control agreements, of which eighteen have the revised (less favorable) version.

Each Named Executive Officer is a party to a change in control agreement which continues until his employment is terminated and all obligations thereunder have been satisfied. Following a change in control of

Bowater, if the executive’s employment is terminated within 36 months (except for a termination due to death, disability, or for “cause” (defined as gross negligence or willful misconduct that has not been cured or conviction of a felony, which action has a demonstrable and material adverse effect upon Bowater)), or if the executive elects to terminate his employment either (a) for good reason or (b) only under Mr. Monahan’s agreement, during a 30-day period after the first anniversary of the change in control, the executive will receive his accrued salary. Unless the executive’s termination is for “cause,” he also will receive a prorated annual incentive award and all benefits under Bowater’s benefit plans and policies to which he is entitled through his date of termination.

In addition, the Named Executive Officer will receive, in lieu of any severance payments provided in any applicable employment agreement and depending on the applicable version of the change in control agreement, an amount equal to the sum of: (a) three times the executive’s annual base salary; (b) three times the target (highest possible in Mr. Monahan’s agreement) annual incentive award; (c) three times the largest annual contribution that could have been made by Bowater to its savings plans on the executive’s behalf; (d) 30% of the executive’s annual base salary (as compensation for certain other benefits lost as a result of the termination of employment); (e) an amount equal to the present value of the additional retirement benefits the executive would have earned for three years; and (f) retiree health care and life insurance.

The change in control agreements define a “change in control” as occurring if: (a) any person becomes beneficial owner of an amount of Bowater stock representing 20% or more of the combined voting power of Bowater’s then outstanding voting securities, unless the Board has approved the acquisition of up to 50% of these securities or the person has filed a Schedule 13G indicating the person’s intent to hold the securities for investment; (b) less than 50% of the total membership of the Board are continuing directors (as defined in the change in control agreements); or (c) Bowater’s stockholders approve a merger, consolidation or reorganization of Bowater, or an agreement for the sale or other disposition of substantially all of Bowater’s assets unless at least 50% of the voting power of the resulting entity is still owned by previous Bowater shareholders or at least 50% of the board of directors of the resulting entity are previous Bowater directors.

The change in control agreements define “good reason” as: (a) an adverse change in the executive’s status, title, position or responsibilities (including a change in reporting relationships); or (b) failure to pay or provide the executive the salary and benefits, in the aggregate, at least comparable to those to which he was previously entitled; or (c) the reduction of the executive’s salary as in effect of the date of the change in control; or (d) Bowater’s failure to obtain from any successor its assumption of the change in control agreement; or (e) the relocation of the executive’s principal office to a location more than 35 miles from its location immediately prior to the change in control or a substantial increase in the executive’s travel obligations following the change in control.

The change in control agreements also generally provide a terminated executive with: (a) either a cash payment of $20,000 (to be paid in the currency of his country of residence) or outplacement assistance; (b) a grossed up reimbursement of certain excise taxes that may be levied on “excess parachute payments;” (c) a waiver of any non-compete obligations; and (d) under certain agreements, the right to receive a lump sum payment equal to the present value of any non-statutory retirement benefits to which the executive is entitled. A terminated executive will also be entitled to be paid or reimbursed for all costs incurred (or to be incurred) in connection with realizing the benefits of the change in control agreement.

All of our equity compensation plans provide that awards will be automatically vested upon a change in control. Some of the equity compensation plans provide for a cash out of the equity awards at an acceleration price.

Based upon a hypothetical change in control date of December 31, 2006, the change in control termination benefits for our Chief Executive Officer and the other Named Executive Officers would be as follows:(1)

	Paterson (US$)	Harvey (US$)	Monahan(2) (US$)	Morris (US$)	Ellington (US$)
Severance	4,158,000	1,587,750	2,015,795	1,493,355	1,407,000
Pro-rata Bonus	374,000	164,250	223,977	154,485	134,000
Savings Plan Contributions	178,200	78,840	53,755	74,153	72,360
Benefits	247,500	109,500	134,386	102,990	100,500
Outplacement	20,000	20,000	17,636	20,000	20,000
Present value of lost retirement benefits	862,153	224,745	399,455	211,383	198,552
Retiree Health care and life insurance	400,174	345,539	—	309,837	—
Fair market values of accelerated equity and other compensation	1,125,000	687,615	722,321	700,518	538,758
Tax gross-up	2,531,906	1,225,203	—	1,148,668	938,162

Total	9,896,933	4,443,442	3,567,325	4,215,388	3,409,332

(1)	Messrs. Newman and Steuart would not be eligible for change in control benefits because they were no longer employed by the company at year end.
(2)	Converted from Canadian to US dollars using an exchange rate of US$0.8818.

Compensation Committee Report

The HRCC has reviewed and discussed the Compensation Discussion and Analysis above with management and, based on such review and discussion, the HRCC recommended to the Board of Directors that the Compensation Discussion and Analysis be included herein.

Togo D. West, Jr. (Chairman)

Richard B. Evans

Ruth R. Harkin

Arthur R. Sawchuk

Compensation Committee Interlocks and Insider Participation

Togo D. West, Jr., Richard B. Evans, Ruth R. Harkin and Arthur R. served on Bowater’s Human Resources and Compensation Committee during the entirety of 2006. Mr. Sawchuk served as acting President and Chief Executive Officer of Avenor Inc., a forest products company, from November 1997 until its acquisition by Bowater in July 1998. None of the members of the Committee has served as officers of Bowater, and none has any interlocking relationships, as defined by SEC regulations.

Summary Compensation Table

The following table sets forth information concerning all compensation paid by Bowater and its subsidiaries during 2006 to our Chief Executive Officer, our Chief Financial Officer and the other three executive officers with the highest total compensation during 2006, along with three former executive officers who would have been among the highest paid executive officers during fiscal year 2006. Messrs. Nemirow, Newman and Steuart retired from the company during 2006. These officers are referred to collectively in this document as the “Named Executive Officers.”

Name and Principal Position	Year	Salary (1) (US$)	Bonus (US$)	Stock Awards (2) (US$)	Option Awards (3) (US$)	Non-Equity Incentive Plan Compensation (4) (US$)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5) (US$)	All Other Compensation (6) (US$)	Total (US$)
David J. Paterson (7) President & Chief Executive Officer	2006	550,000	374,000	878,333	447,950	—	—	224,210	2,474,493

Arnold M. Nemirow President & Chief Executive Officer, retired	2006	341,667	—	—	—	—	278,883	556,937	1,177,487

William G. Harvey Executive Vice President and Chief Financial Officer	2006	350,769	—	69,252	11,317	101,590	78,003	13,455	624,386

Pierre Monahan (8) Executive Vice President—Building Products	2006	452,623	—	114,211	13,012	165,962	292,236	42,046	1,080,090

C. Randolph Ellington Senior Vice President—Newsprint Sales	2006	341,250	—	91,047	8,564	159,575	80,303	10,306	691,045

William C. Morris Senior Vice President—Coated and Specialty Papers Sales and Marketing	2006	343,300	—	91,893	9,838	113,830	78,470	13,460	650,791

R. Donald Newman Executive Vice President and Chief Operating Officer, retired	2006	461,974	—	349,326	109,743	—	1,401,949	2,299,312	4,622,304

David J. Steuart (8) Senior Vice President and President Pulp Division, retired	2006	482,257	—	319,843	52,050	—	462,965	2,059,952	3,377,067
(1)	Includes amounts received from the sale of unused vacation days back to Bowater, as follows: Mr. Harvey: US$5,769; Mr. Ellington: US$6,250; Mr. Newman: US$7,933.
(2)	Amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ending December 31, 2006, in accordance with FAS 123(R) of awards of restricted stock units. Assumptions used in the calculation of these amounts are included in footnote 21 to the company’s audited financial statements for the fiscal year ended December 31, 2006, included in the company’s Annual Report on Form 10-K originally filed with the SEC on March 1, 2007.
(3)	Amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ending December 31, 2006, in accordance with FAS 123(R) of awards of non-qualified stock options pursuant to the company’s 2006 Stock Option and Restricted Stock Plan. Assumptions used in the calculation of these amounts are included in footnote 21 to the company’s audited financial statements for the fiscal year ended December 31, 2006, included in the company’s Annual Report on Form 10-K originally filed with the SEC on March 1, 2007.
(4)	Amounts in this column reflect the cash awards to the named individuals under our Annual Incentive Plan, which is discussed in significant detail under “Compensation Discussion and Analysis—Cash Incentive Compensation.”

(5)	Amounts shown in this column reflect the actuarial increase in the present value of the named individuals’ benefits under all pension plans established by the company using interest rate and mortality rate assumptions consistent with those used in the company’s financial statements. There were no above-market or preferential earnings on non-qualified deferred compensation for the named executive officers in 2006. A discussion of pension benefits is provided after the Pension Benefits table.
(6)	Amounts in this column reflect, for each Named Executive Officer, matching contributions allocated by the company to each of the Named Executive Officers pursuant to the Bowater Incorporated Savings Plan (401(k)) and a non-qualified Compensatory Benefits Plan, which provides a make-up of qualified plan benefits limited by IRS regulation.

In addition, the following amounts are reflected:

•	Mr. Paterson: a guaranteed company contribution to the Supplemental Retirement Savings Plan of US$189,420, provided for in Mr. Paterson’s employment agreement.

•

Mr. Nemirow: (i) US$400,000 paid to Mr. Nemirow pursuant to the terms of a Consulting Agreement entered into upon Mr. Nemirow’s retirement on May 1, 2006, providing for the payment of US$50,000 per month; and (ii) US$131,410 paid to Mr. Nemirow upon his retirement representing earned but unused vacation.

•	Mr. Monahan: US$22,447 for perquisites including personal use of a company car, financial planning assistance and excess flex account credits.

•	Mr. Newman: (i) US$66,985 paid to Mr. Newman upon his retirement for earned but unused vacation and (ii) severance payments of US$1,944,143.

•	Mr. Steuart: (i) US$146,487 paid to Mr. Steuart upon his retirement for earned but unused vacation and (ii) severance payments of US$1,868,392.

(7)	Mr. Paterson joined the company as President and Chief Executive Officer in May 2006.
(8)	Canadian salary and all other compensation (except non-equity incentive plan compensation) converted using average exchange rate for 2006 of US$0.8818. Non-equity incentive plan compensation exchange rate is US$0.8567 (exchange rate on February 15, 2007, the date paid).

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards					All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards(2) (US$/Sh)	Grant Date Fair Value of Stock and Option Awards(3) (US$/Sh)
		Threshold (US$)	Target(1) (US$)	Maximum(1) (US$)	Threshold (#)		Target (#)		Maximum (#)
David J. Paterson	05/10/2006									50,000	(4)
	05/01/2006											94,305	(5)	27.425
	05/01/2006											112,445	(5)	27.425
	05/01/2006											43,250	(5)	27.425

Arnold M. Nemirow	None

William G. Harvey	05/10/2006											5,755	(6)	26.35	26.39
	05/10/2006									1,495	(7)
	05/10/2006				498	(8)	1,495	(8)
	05/10/2006									5,636	(9)
	n/a		155,250	310,500

Pierre Monahan	05/10/2006											6,640	(6)	26.35	26.39
	05/10/2006									1,720	(7)
	05/10/2006				573	(8)	1,720	(8)
	05/10/2006									9,761	(9)
	n/a		223,977	447,954

William C. Morris	05/10/2006											5,020	(6)	26.35	26.39
	05/10/2006									1,300	(7)
	05/10/2006				433	(8)	1,300	(8)
	05/10/2006									7,906	(9)
	n/a		134,000	268,000

C. Randy Ellington	05/10/2006											4,370	(6)	26.35	26.39
	05/10/2006									1,130	(7)
	05/10/2006				376	(8)	1,130	(8)
	05/10/2006									7,932	(9)
	n/a		154,485	308,970

R. Donald Newman	05/10/2006											14,000	(6)	26.35	26.39
	05/10/2006									3,620	(7)
	05/10/2006				1,207	(8)	3,620	(8)
	05/10/2006									11,934	(9)

David J. Steuart	05/10/2006											6,640	(6)	26.35	26.39
	05/10/2006									1,720	(7)
	05/10/2006				573	(8)	1,720	(8)
	05/10/2006									11,332	(9)

(1)	Amounts shown in these columns represent target and maximum amounts that could have been awarded under our 2006 Annual Incentive Plan. The amounts actually awarded under the plan are set forth in the Summary Compensation Table.
(2)	All stock options have an exercise price equal to the average of the high and low trading prices of Bowater common stock on the grant date.
(3)	The full grant date fair value of each equity award is computed in accordance with FAS 123R.
(4)	Represents restricted stock units granted to Mr. Paterson upon his hiring. The units vest on May 10, 2007.
(5)	Represents an award of options to purchase an aggregate of 250,000 shares awarded to Mr. Paterson upon his hiring on May 1, 2006. The options vest ratably over three years and have a ten-year term.
(6)	Represents a discretionary grant of non-qualified stock options by the HRCC under our 2006 Stock Option and Restricted Stock Plan. The options vest January 24, 2009.
(7)	Represents service-based restricted stock units granted pursuant to our 2006 Stock Option and Restricted Stock Plan. These units vest January 24, 2009.
(8)

Represents performance-based restricted stock units granted pursuant to our 2006 Stock Option and Restricted Stock Plan. These units vest January 24, 2009. If the company has cumulative positive earnings per share during the three-year period beginning January 1, 2006 and ending December 31, 2008, the total awards will vest. If the company has positive earnings per share for any one calendar year during the three-year period, one-third of the respective award will vest for each such year.

(9)	Represents restricted stock units awarded in 2006, in the discretion of the HRCC, in lieu of cash incentive awards previously earned by the executive under the 2005 Annual Incentive Plan. The HRCC made the decision to make the incentive awards in the form of restricted stock units rather than cash in order to preserve cash. The awards vest January 1, 2008.

The cash incentive compensation awarded to each named executive officer under Annual Incentive Plan for 2006 are set forth in the Summary Compensation Table under non-equity incentive plan compensation. The target and maximum amounts that could have been awarded under the plan are set forth in the Grants of Plan-Based Awards table. A detailed discussion of each executive officer’s target goals under the five performance metrics and the actual amounts earned by each executive officer under the plan is provided under “Cash Incentive Compensation - 2006 Annual Incentive Plan.”

The restricted stock unit awards granted to each executive officer in 2006 included a mix of service-based and performance-based awards. One-half of the restricted stock unit awards have a service-based three-year ratable vesting schedule and the remaining restricted stock unit awards vest if certain performance targets are met. In addition, the HRCC made a discretionary grant of restricted stock units in 2006 in lieu of cash incentive awards previously earned by the executive under the 2005 Annual Incentive Plan. Stock options are granted to executives at the discretion of the HRCC based on performance and competitive market practices. A detailed discussion of the terms of the equity awards is provided under “Long-Term Incentive Awards.”

The discussion of the material terms of the pension benefits plans available to each executive officer is provided under the Pension Benefits table.

Employment Agreements

Each Named Executive Officer is party to an employment agreement (collectively, the “Agreements”). Each Agreement continues until death, disability, retirement or written notice of termination by either Bowater or the executive. In the event of a “change in control,” as defined in the Change of Control Agreements (“CIC” Agreements) described below, the term of the Agreements continues for not less than three years unless the executive terminates his employment for other than “good reason” (as defined in the CIC Agreements). The Agreements provide for payment to each executive of an annual base salary and for the executive’s participation in Bowater’s various bonus and benefit plans in effect from time to time while the Agreements are in effect. In the event the executive’s employment is involuntarily terminated for reasons other than death, disability, retirement or “cause” (defined in the Agreements as gross negligence or willful misconduct by the executive either in the course of his employment or that has a material adverse effect on Bowater or on the executive’s ability to perform his duties adequately and effectively), the Agreements provide for payments equal to two years of annual base salaries and annual incentive awards, plus a prorated annual incentive award for the year of termination. Mr. Nemirow’s Agreement provides that, for purposes of determining the benefits due under Bowater’s benefit plans, he will receive credit for continuous employment at an accelerated rate.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (US$)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested (US$)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (US$)
David J. Paterson		250,000	(1)		27.425	05/01/2016
							50,000	(2)	1,317,500
Arnold M. Nemirow	50,000 50,000 100,000 1,000 100,000 117,000 100,000 100,000 100,000 100,000 100,000				41.875 48.969 41.031 39.780 48.000 54.840 51.930 47.025 40.740 45.020 37.295	01/22/2007 01/27/2008 01/26/2009 02/22/2009 01/25/2010 05/10/2010 01/30/2011 04/30/2011 04/30/2011 04/30/2011 04/30/2011
William G. Harvey		5,775	(3)		26.350	05/10/2016	1,495	(3)	39,393
										1,495	(3)	39,393
							5,636	(4)	148,509
	10,000				41.031	01/26/2009
	1,000				39.780	02/22/2009
	10,000				48.000	01/25/2010
	8,100				54.840	05/10/2010
	10,000				51.930	01/30/2011
	10,000				47.025	01/29/2012
	10,000				40.740	01/28/2013
	10,000				45.020	01/27/2014
	10,000				37.295	01/25/2015
	10,000				32.070	05/10/2015
Pierre Monahan		6,640	(3)		26.350	05/10/2016	1,720	(3)	45,322
										1,720	(3)	45,322
							9,761	(4)	257,202
	50,000				42.070	09/25/2011
	25,000				47.025	01/29/2012
	25,000				40.740	01/28/2013
	25,000				45.020	01/27/2014
	25,000				37.295	01/25/2015
William C. Morris		5,020	(3)		26.350	05/10/2016	1,300	(3)	34,255
										1,300	(3)	34,255
							7,906	(4)	208,323
	10,000				41.875	01/22/2007

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (US$)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested (US$)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (US$)
	10,000				48.969	01/27/2008
	10,000				41.031	01/26/2009
	1,000				39.780	02/22/2009
	10,000				48.000	01/25/2010
	21,200				54.840	05/10/2010
	10,000				51.930	01/30/2011
	10,000				47.025	01/29/2012
	10,000				40.740	01/28/2013
	10,000				45.020	01/27/2014
	10,000				37.295	01/25/2015
C. Randy Ellington		4,370	(3)		26.350	05/10/2016	1,130	(3)	29,776
										1,130	(3)	29,776
							7,932	(4)	209,008
	10,000				41.875	01/22/2007
	10,000				48.969	01/27/2008
	10,000				41.031	01/26/2009
	1,000				39.780	02/22/2009
	10,000				48.000	01/25/2010
	21,200				54.840	05/10/2010
	10,000				51.930	01/30/2011
	10,000				47.025	01/29/2012
	10,000				40.740	01/28/2013
	10,000				45.020	01/27/2014
	10,000				37.295	01/25/2015
R. Donald Newman	3,976				26.350	12/01/2011	1,028	(3)
	10,000				41.875	01/22/2007
	10,000				48.969	01/27/2008
	20,000				41.031	01/26/2009
	1,000				39.780	02/22/2009
	20,000				48.000	01/25/2010
	27,000				54.840	05/10/2010
	20,000				51.930	01/30/2011
	20,000				47.025	12/01/2011
	30,000				40.740	12/01/2011
	40,000				45.020	12/01/2011
	40,000				37.295	12/01/2011
David J. Steuart	2,068				26.350	12/31/2011	536	(3)
	25,000				45.000	07/27/2008
	25,000				41.031	01/26/2009
	1,000				39.780	02/22/2009
	25,000				48.000	01/25/2010
	18,700				54.840	05/10/2010
	25,000				51.930	01/30/2011
	25,000				47.025	12/31/2011
	25,000				40.740	12/31/2011
	25,000				45.020	12/31/2011
	25,000				37.595	12/31/2011
(1)	83,333 vest on 5/1/2007; 83,333 vest on 5/1/2008; 83,334 vest on 5/1/2009
(2)	Vests on 5/10/2007
(3)	Vests on 1/24/2009
(4)	Vests on 1/1/2008

Option Exercises and Stock Vested

None of the Named Executive Officers exercised any stock options during the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards(1)
Name	Number of shares acquired on exercise (#)	Value realized on exercise (US$)	Number of shares acquired on vesting (#)	Value realized on vesting (US$)
David J. Paterson	—	—	—	—
Arnold M. Nemirow	—	—	—	—
William G. Harvey	—	—	—	—
Pierre Monahan	—	—	—	—
William C. Morris	—	—	—	—
C. Randy Ellington	—	—	—	—
R. Donald Newman	—	—	12,962	281,016
David J. Steuart	—	—	11,868	269,878

(1)	The amounts shown are restricted stock units granted on May 10, 2006 that were accelerated upon the retirement of Messrs. Steuart and Newman in 2006.

Pension Benefits

The table below shows the present value of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each, under the Qualified Plan, the Equalization Plan and the Supplemental Plan for the six Named Executive Officers based in the U.S., and under the Registered Plan and the Supplemental Plan for the two Named Executive Officers based in Canada (Mr. Monahan and Mr. Steuart). The benefits were determined using the interest rate and mortality rate assumptions consistent with those used in the company’s financial statements.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit(1) (US$)	Payments During Last Measurement Year(2) (US$)
David J. Paterson	n/a	n/a	—	—

Arnold M. Nemirow(3)	Qualified Plan	11.66	368,366	13,637
	Equalization Plan	11.66	69,195	2,696,034
	Supplemental Plan	21.66	—	8,862,768

William G. Harvey	Qualified Plan	15.36	242,629	—
	Equalization Plan	15.36	186,546	—
	Supplemental Plan	15.36	566,153	—

Pierre Monahan	Registered Plan	12.92	263,658	—
	Supplemental Plan	12.92	1,363,623	—

C. Randy Ellington	Qualified Plan	19.46	447,278	—
	Equalization Plan	19.46	595,016	—
	Supplemental Plan	19.46	1,349,088	—

William C. Morris	Qualified Plan	19.81	277,190	—
	Equalization Plan	19.81	313,618	—
	Supplemental Plan	19.81	814,199	—

R. Donald Newman	Qualified Plan	29.01	882,327	—
	Equalization Plan	29.01	2,040,709	—
	Supplemental Plan	29.01	2,805,314	—

David J. Steuart	Registered Plan	37.00	1,133,113	—
	Supplemental Plan	37.00	4,204,442	—

(1)	The accrued benefit amounts shown in the Pension Benefits Table above were measured as of September 30, 2006, using a 6.00% (5.1% for the Canadian benefits) discount rate and the RP2000 mortality table projected to 2006 with white collar adjustments. Benefits were calculated assuming retirement at age 60 or current age, if greater, for US executives, age 65 for Mr. Monahan and at age 60.5 for Mr. Steuart.
(2)	The Last Measurement Year under the company’s benefit plans included the period between October 1, 2005 through September 30, 2006. Refer to footnote 16 to the company’s audited financial statements for the fiscal year ended December 31, 2006, included in the company’s Annual Report on Form 10-K originally filed with the SEC on March 1, 2007 for year ended December 31, 2006 for more information.
(3)	Payments made upon the retirement of Mr. Nemirow in May 2006.

Retirement benefits are payable under the following plans: a qualified plan covering all salaried employees, which provides pension benefits based on earnings and service (the “Qualified Plan”); a nonqualified benefits restoration plan, which provides a make-up of qualified plan benefits limited by the imposition of statutory Internal Revenue Code limitations (the “Equalization Plan”); and a nonqualified supplemental plan covering designated senior executives including the Named Executive Officers (the “Supplemental Plan”), which provides benefits in addition to those under the other two plans. The three plans combine to provide a retirement benefits package to our executive officers that is competitive with our peers and reduces the impact of certain provisions of the Internal Revenue Code that limit the maximum benefits that may accrue under the Qualified Plan. The definition of compensation under these three plans includes those categories of compensation under the salary and bonus headings in the Summary Compensation Table and does not include compensation in any of the other headings of the Summary Compensation Table.

Bowater’s US defined benefit pension plans are underfunded by US$157 million measured as of September 30, 2006. The Bowater qualified plans (including the Qualified Plan) are partially funded whereas the Bowater non-qualified plans (including the Equalization Plan and Supplemental Plan) are unfunded. The level of funding of the Bowater qualified plans varies over time and it is expected that the current level of underfunding would be lower than as of September 30, 2006. The underfunding of the Bowater qualified plans does not impact the level of the benefits paid under the plans, as long as the plans are not terminated. The unfunded status of the Bowater non-qualified plans does not impact the level of the benefits paid under the non-qualified plans as long as Bowater has sufficient general assets to pay the benefits.

The Qualified Plan provides an age 65 retirement benefit equal to 52.5% of a participant’s final average monthly compensation, proportionately reduced for each year of benefit service less than 35 years minus 50% of his primary Social Security benefit, proportionately reduced for each year of service less than 35 years. The plan allows for an unreduced early retirement benefit at age 62 if the participant has accrued more than 10 years of service. The plan also provides for a reduced early retirement benefit if the participant has attained age 50 and completed at least 10 years of service. The early retirement reduction is 4.5% per year before age 62.

The Supplemental Plan provides an age 60 retirement benefit (if the participant has at least 10 years of service) equal to 2.5% of the participant’s final average monthly compensation for each year of service up to 20 years of service plus 1% of the participant’s final average monthly compensation for each year of service greater than 20 and up to 30 years of service minus any other benefit payable to the participant from the other two plans. Participants are allowed to retire before age 60 if they are allowed to retire under the Qualified Plan. The retirement benefit is reduced by  1/2% per month before age 60. The HRCC has discretion to grant extra years of credited service under the Supplemental Plan in special situations.

The Supplemental Plan provides for vesting of accrued benefits in the event of a change in control followed by termination of employment of a covered employee not for cause. The Equalization Plan described above provides that in the event of a change in control, each participant in the plan will become 100% vested in his accrued benefits.

The Supplemental Plan and the Equalization Plan provide for lump sum distributions. The lump sum distributions will be computed based on an interest rate set by a Board committee in the year prior to the year of distribution and, if the participant is unmarried at the time the distribution is made, will be calculated as if the participant were married and his or her spouse was three years younger than the participant.

As of December 31, 2006, Mr. Ellington is the only Named Executive Officer who is currently eligible to retire under any of the plans described above. He is eligible to retire under all three plans. Mr. Newman retired on December 1, 2006 and has received $2,278,903 under the Supplemental Plan, $1,550,854 under the Equalization Plan and $4,995 under the Qualified Plan, for a total of $3,834,752 in pension benefits since he began receiving payments on December 1, 2006.

Mr. Paterson was not covered by any of the plans described above in 2006.

Effective January 1, 2007 the Qualified Plan, Equalization Plan and the Supplemental Plan were all frozen to new entrants and to certain current employees and replaced by a qualified defined contribution plan and a non-qualified defined contribution plan. The qualified defined contribution plan provides maximum employer contributions of 2.5% to 6.5% of earnings depending on the age and service of the participant. The non-qualified defined contribution plan provides a make-up of qualified plan contributions limited by the imposition of statutory Code limitations plus an additional employer contribution of 10% (12% for the CEO) of earnings. Mr. Paterson, Mr. Harvey and Mr. Morris will be covered by the new defined contribution plans effective January 1, 2007 while Mr. Ellington will continue to accrue service under the prior plans.

As of December 31, 2006, the individuals listed in the Pension Benefits Table above had the following final average earnings and credited number of years of service: Mr. Ellington: $489,779, 19.5 years; Mr. Harvey: $371,704, 15.4 years; Mr. Morris: $460,922, 19.8 years.

Mr. Nemirow was covered by the Qualified Plan, the Equalization Plan and a special agreement providing for enhanced accruals and additional years of service in the Supplemental Plan. Mr. Nemirow accrued a benefit equal to 2.5% of his final average earnings for his years of service greater than 20 and up to 30 years. Under the terms of his employment agreement, he was also credited with two years of service for each of his first 10 years of participation in the Supplemental Plan. The additional years of service granted to Mr. Nemirow provided him with an additional lump sum benefit of $5,475,000 at retirement.

Named Executive Officers Resident in Canada

Mr. Monahan and Mr. Steuart reside in Canada.

Mr. Monahan and Mr. Steuart will receive retirement benefits from a partially funded registered plan (the “Registered Plans”) and an unfunded Supplemental Plan (the “Supplemental Plans”). Both plans are based on years of service and earnings, which include categories of compensation under the salary and bonus headings in the Summary Compensation Table. Bowater’s Canadian defined benefit pension plans are underfunded by US$260 million measured as of September 30, 2006. The Bowater registered plans (including the Registered Plans) are partially funded whereas the Bowater non-registered plans (including the Supplemental Plans) are unfunded. The level of funding of the Bowater registered plans varies over time and it is expected that the current level of underfunding would be lower than as of September 30, 2006. The underfunding of the Bowater registered plans does not impact the level of the benefits paid under the Registered Plans, as long as the plans are not terminated. The unfunded status of the Bowater non-registered plans does not impact the level of the benefits paid under the Supplemental Plans as long as Bowater has sufficient general assets to pay the benefits. Certain Supplemental Plan benefits are secured by a letter of credit.

Upon completion of 15 years of service with Bowater and a predecessor company, on February 1, 2009, Mr. Monahan will be entitled to a total unreduced pension for each year of service before 2003, equal to 2% of his best average earnings (1.5% on the portion of the earnings that is covered by the Registered Plan - currently $43,700). In the event of retirement before February 1, 2009, Mr. Monahan’s total pension for service before 2003 would be reduced by 0.417% for each month that retirement precedes age 65.

For each year of service since January 1, 2003, Mr. Monahan is entitled to a total unreduced pension from age 65 equal to 2% of best average earnings (1.6% on the portion of the earnings that is covered by the Registered Plan - currently $43,700). In the event of retirement before age 65, the pension for service since January 1, 2003 would be reduced actuarially.

The pensions described above for Mr. Monahan are payable for life subject to a five-year guarantee. Best average earnings are based on the best consecutive 60 months and include base salary and bonuses.

As of December 31, 2006, Mr. Monahan earned 12.92 years of credited service with Bowater; his best average earnings are $693,829 (Can$808,564).

Mr. Steuart retired on December 31, 2006 and is receiving since January 1, 2007 pension benefits from a registered plan and from an unfunded supplemental plan.

For his service with Bowater, Mr. Steuart was entitled to a total pension equal to 2% per year of service multiplied by final average pay, which is defined as the average base salary for the 36 months preceding retirement plus 50% of the average incentive target. The incentive component in the final average pay represents 18% of base salary for service before 1999 and 25% of base salary for service after 1998. For his service with prior employers recognized under both the registered plan and the supplemental plan, Mr. Steuart is entitled to a total pension equal to 1.6% per year of recognized service multiplied by final average pay.

Mr. Steuart was entitled to unreduced pension benefits as he retired after attaining age 60. His pension benefits are payable for life, with 60% continuing to his surviving spouse following his death.

As of December 31, 2006, Mr. Steuart earned 13.33 years of service with Bowater and 23.67 years of service with prior employers for which he receives credit under the registered plan and the supplemental plan ; his final average pay is $545,544 (Can$635,758) for years of service before 1999, and $577,906 (Can$673,472) for years of service after 1998. Mr. Steuart’s lifetime retirement benefits for the years of service with Bowater amount to $25,426 (Can$29,630) per year from the registered plan, plus $125,230 (Can$145,939) per year from the supplemental plan. Mr. Steuart also receives a bridge benefit payable until age 65 from the registered plan of $3,350 (Can$3,904) for his service with Bowater. For his prior service, Mr. Steuart receives retirement benefits of $45,130 (Can$52,593) per year from the registered plan plus $161,449 (Can$188,148) from the supplemental plan. Mr. Steuart also receives a bridge benefit payable until age 65 from the registered plan of $5,444 (Can$6,344) for his prior service.

Nonqualified Deferred Compensation

The following table shows information with respect to the Bowater Incorporated Compensatory Benefits Plan. With the exception of contributions on behalf of Mr. Paterson, all amounts under the plan were invested in Bowater common stock as of December 31, 2006, which lost value during 2006.

Name	Executive Contributions in Last FY (US$)	Registrant Contributions in Last FY (US$)		Aggregate Earnings in Last FY (US$)(1)	Aggregate Withdrawals/ Distributions (US$)	Aggregate Balance at Last FYE (US$)
David J. Paterson	—	189,420	(2)	—	—	189,420
Arnold M. Nemirow	—	5,986		(58,915)	(165,443)	—
William G. Harvey	—	2,430		(581)	—	13,633
Pierre Monahan	—	—		—	—	—
William C. Morris	—	2,379		(2,873)	—	20,631
C. Randy Ellington	—	2,130		(5,996)	—	29,763
R. Donald Newman	—	6,735		(12,986)	—	62,068
David J. Steuart	—	—		—	—	—
(1)	The amounts shown are reported under the “All Other Compensation” column in the Summary Compensation Table.
(2)	Mr. Paterson’s benefit was not contributed to the plan until January 1, 2007, at which time the investment restriction to Bowater stock was eliminated.

The Bowater Incorporated Compensatory Benefits Plan provided eligible employees with employer matching contributions that they did not receive under the tax-qualified Bowater Incorporated Savings Plan due to Internal Revenue Code limitation. All of the contribution amounts were treated as if invested in Bowater stock.

As of January 1, 2007, the Compensatory Benefits Plan was amended and restated as the Bowater Incorporated Supplemental Retirement Savings Plan (the “Supplemental Savings Plan”) and offered several new features. It provides that:

•

If the employee participates in the tax-qualified savings plan and cannot receive the full employer match under the plan because of Code limitations, the employee will receive the remainder of the match in the Supplemental Savings Plan

•

Similarly, if the employee cannot receive the full employer automatic contribution (ranging from 2.5% to 6.5% of earnings depending on age and service of participants), the employee will receive the remainder of the automatic contribution in the Supplemental Savings Plan

•

Executives in salary grade 33 and above (including Messrs. Paterson, Harvey and Morris) who are not eligible to participate in the tax-qualified defined benefit plan, will receive an additional employer contribution of 10% of base salary plus bonus (12% for the CEO) and can elect to defer a portion (up to 50%) of base salary

•	Employees will have expanded hypothetical investment options mirroring the same options offered under the tax-qualified savings plan

•	Investment elections can be changed at any time

•	The Supplemental Savings Plan pays any amounts due in a lump sum upon separation from service for any reason or disability.

Director Compensation

Each director who is not a Bowater employee (an “Outside Director”) is entitled to receive an annual retainer of US$35,000, a fee of US$1,500 per day for each Board meeting attended, and a fee of US$1,000 per day for each Board committee meeting attended. As of January 1, 2007 each Committee Chair will receive an additional annual retainer of US$10,000 for the Audit Committee, and US$5,000 for the other committees. Each director is also reimbursed for reasonable expenses incurred in attending meetings. In addition, in 2006 Bowater provided contributions of up to US$1,000 dollars per year to match donations by each director (as well as by all employees generally) to educational or cultural institutions. In 2006, Bowater contributed a total of US$1,000 to match donations by Outside Directors pursuant to this program. This matching program is designed to encourage charitable giving. Accordingly, Bowater does not consider these matching contributions to be compensation or perquisites, either for Outside Directors or employees.

On May 9, 2006, each director then serving was granted 1,450 restricted stock units (“Restricted Stock Units”) under Bowater’s 2004 Non-Employee Director Stock Unit Plan. The Directors’ Stock Unit Plan provides for settlement of the Restricted Stock Units in cash upon the director’s ceasing to be an outside director of Bowater or in two equal installments on April 30, 2007 and on April 30, 2008.

Deferred Compensation Plan for Outside Directors

Bowater’s Deferred Compensation Plan for Outside Directors (the “Deferred Plan”) permits Outside Directors to elect irrevocably to defer receipt of all or a part of their annual retainer and meeting fees. Compensation that a director has elected to defer under the Deferred Plan can be allocated to a cash account, a Bowater common stock account or both accounts, in increments of 10%, as elected by the director. Deferred compensation allocated to stock is credited to directors’ stock accounts on the date the deferred compensation would otherwise have been payable. The number of shares credited equals the dollar amount of the compensation deferred divided by 95% of the closing price on the day of deferral (i.e., a 5% discount) and includes fractional shares. Whenever dividends are paid on shares of Bowater common stock, each participant’s stock account will be credited with additional shares having an undiscounted value equal to the amount of the dividend paid on a single share of such stock, multiplied by the number of shares of Bowater common stock, including fractional shares, credited to the participant’s account on the dividend record date. Deferred compensation that is allocated to a cash account will be credited on the date on which such compensation would have been payable. Amounts credited to a Deferred Plan cash account will accrue interest on the average monthly balance of that account at a rate equal to the rate for the Fixed Income Fund maintained for Bowater’s Savings Plan (the “Savings Plan”). Outside Directors can elect to transfer balances between the cash and stock accounts subject to certain conditions set forth in the Deferred Plan, but they may not otherwise transfer shares in their stock accounts prior to the distribution of the shares upon their departure from the Board. Participants in the Deferred Plan may elect to have their Deferred Plan accounts distributed to them in Bowater common stock or cash either (a) as soon as possible after they cease to be Outside Directors or in a stated number of years thereafter or (b) in either five or ten installments. All the Outside Directors have accounts under the Deferred Plan.

Retirement Plan for Outside Directors

In March 2005, the Board of Directors adopted a resolution to replace the Retirement Plan for Outside Directors (the “Retirement Plan”), described below, with a stock-based plan in order to better align compensation with stockholder interests. The new stock-based plan includes an annual grant of US$15,000 worth of stock-based units (“Stock-based Deferred Fee Units”) for each year of future service (the “Deferred Fee Plan”). The value of the Stock-based Deferred Fee Units will be paid to an Outside Director upon termination of service on the Board provided the Outside Director has served at least five years. Outside Directors who had less than five years of service as of March 21, 2005 (five directors) began their participation in the Deferred Fee Plan in May 2005 and their accrued benefits under the Retirement Plan were frozen as of that date. Outside Directors with more than five years of service (two of the current directors) were allowed to choose whether to continue to participate in the Retirement Plan or to participate in the new Deferred Fee Plan. One director elected to be covered under the new Deferred Fee Plan and one director elected to continue to participate in the Retirement Plan. As of August 31, 2006, the frozen interests under the Retirement Plan for all directors covered by the Deferred Fee Plan were converted into additional stock-based units under that plan.

Only one of Bowater’s Outside Directors, Mr. Sawchuk, currently has an interest in the Retirement Plan. The Retirement Plan provides for retirement benefits equal to 10% of the participant’s annualized retainer at the termination of service multiplied by the participant’s years of service as an Outside Director of Bowater, up to a maximum of ten years or the number of years as of the date the benefit was frozen. The benefit will be paid in a lump sum. Normal retirement benefits may begin at age 65 after the completion of five or more years of service, although early retirement is permitted (with Bowater’s consent) upon attaining age 55 and completing five years of service. Participants who elect early commencement of benefit payments after retirement receive a reduced benefit. The Retirement Plan provides that a participant who was an Outside Director immediately prior to a change in control of Bowater and who is removed from, or not re-nominated to, his or her directorship by reason of the change in control is entitled to the early retirement benefits provided by the plan regardless of whether the plan requirements for early retirement have been satisfied. The calculation of these benefits will include fees paid for attending Board and committee meetings for the year preceding the change in control.

Director Compensation

Name	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)(1)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (US$)		All Other Compensation (US$)	Total (US$)
Richard A. Evans(2)	57,500	26,226	—	—	2,658		—	86,384
Gordon D. Giffin(3)	66,000	39,057	—	—	3,473		—	108,530
Ruth R. Harkin(4)	57,500	10,535	—	—	—		—	68,035
L. Jacques Ménard(5)	63,000	63,405	—	—	3,000		—	129,405
John A. Rolls(6)	68,000	192,661	—	—	3,579		—	264,240
Arthur R. Sawchuk	62,500	15,986	—	—	37,208	(7)	—	115,694
Bruce W. Van Saun(8)	63,000	9,163	—	—	1,658		—	73,821
Togo D. West, Jr.(9)	61,000	66,926	—	—	1,868		—	129,794
(1)

Represents the compensation expense recorded in 2006 computed in accordance with Statement of Financial Accounting Standards No. 123R (“FAS 123R”), “Share-Based Compensation” disregarding estimates of forfeitures related to service-based vesting conditions. There were no forfeitures for the listed directors in 2006.

Additional information about the assumptions used in these calculations is available in footnote 21 to the company’s audited financial statements for the fiscal year ended December 31, 2006, included in the company’s Annual Report on Form 10-K originally filed with the SEC on March 1, 2007. The aggregate number of stock awards outstanding for each director at the end of 2006 is as follows: 6,120 units for Richard A. Evans; 4,069 units for Gordon D. Giffin; 3,299 units for Ruth R. Harkin; 7,163 units for L. Jacques Menard; 12,850 units for John A. Rolls; 2,175 units for Arthur R. Sawchuk; 3,891 units for Bruce W. Van Saun; and 7,592 units for Togo D. West, Jr. The aggregate number of option awards outstanding for each director at the end of 2006 is as follows: 2,000 options for Richard A. Evans; 3,500 options for Gordon D. Giffin; 0 options for Ruth R. Harkin; 15,555 options for L. Jacques Menard; 27,500 options for John A. Rolls; 25,500 options for Arthur R. Sawchuk; 0 options for Bruce W. Van Saun; and 14,444 options for Togo D. West, Jr.

The grant date fair value of each stock award computed in accordance with FAS 123R, based on the closing stock price on the grant date, is as follows:

Grant Date	Shares	Value	Director Recipients

5/9/2006	1,450	$38,759	Evans, Giffin, Harkin, Ménard, Rolls, Sawchuk, Van Saun and West

5/11/2006	586	$15,277	Evans, Giffin, Harkin, Ménard, Rolls, Van Saun and West

(2)	Mr. Evans elected to allocate his 2006 annual retainer and meetings fees to a deferred stock account under the Company’s Deferred Plan.
(3)	Mr. Giffin elected to allocate his 2006 annual retainer and meetings fees to a deferred stock account under the Company’s Deferred Plan.
(4)	Ms. Harkin elected to allocate her 2006 annual retainer and meetings fees to a deferred cash account under the Company’s Deferred Plan.
(5)	Mr. Ménard elected to allocate his 2006 annual retainer and meetings fees to a deferred stock account under the Company’s Deferred Plan.
(6)	Mr. Rolls elected to allocate his 2006 annual retainer and meetings fees to a deferred stock account under the Company’s Deferred Plan.
(7)	Mr. Sawchuk is the only outside director who has an interest in the Retirement Plan.
(8)	Mr. Van Saun elected to allocate one-half his 2006 annual retainer and meetings fees to a deferred stock account and one-half to a deferred cash account under the Company’s Deferred Plan.
(9)	Mr. West elected to allocate one-half his 2006 annual retainer and meetings fees to a deferred stock account and one-half to a deferred cash account under the Company’s Deferred Plan.

The “Stock Awards” granted to each individual director are comprised of Restricted Stock Units and Stock-based Deferred Fee Units (see discussions of the applicable plans above under “Director Compensation”). Restricted Stock Units represent the right to receive a cash payment equal to the fair market value of a share of Bowater stock on the unit’s vesting date (the date the unit becomes payable). Every year each non-employee director receives a grant of 1450 units. The vesting date is either the date the director no longer serves on the Board, or one-half on the first anniversary of the grant date and one-half on the second anniversary of the grant date, in accordance with the director’s prior election. Stock-based Deferred Fee Units (one unit equals the value of one share of Bowater stock) are granted annually in an amount equal to $15,000 based on the fair market value of Bowater stock on the date of grant. Stock-based Deferred Fee Units are vested after five years of service. In 2006, each director who had a frozen interest under the Retirement Plan received an additional grant of Stock-based Deferred Fee Units representing the value of his frozen interest. In summary, each director received the following number of Restricted Stock Units and Stock-based Deferred Fee Units:

Director Stock Awards

Name	Deferred Fee Units (annual grant)	Deferred Fee Units (frozen benefit interests)	Restricted Stock Units (annual grant)	Total Stock Awards
Richard A. Evans	586	685	1,450	2,721
Gordon D. Giffin	586	808	1,450	2,844
Ruth R. Harkin	586	—	1,450	2,036
L. Jacques Ménard	586	1,718	1,450	3,754
John A. Rolls	586	7,350	1,450	9,386
Arthur R. Sawchuk	n/a	—	1,450	1,450
Bruce W. Van Saun	586	—	1,450	2,036
Togo D. West, Jr.	586	2,143	1,450	4,179

The total value of the Restricted Stock Units and Stock-based Deferred Fee Units awarded in 2006 shown under “Stock Awards” on the Director Compensation table above was computed in accordance with the valuation assumptions used for the company’s financial statements, which takes into account length of service during the year, the applicable vesting schedule and the accrual of dividends, which varies for each director.

The amounts shown under “Change in Pension Value and Nonqualified Deferred Compensation Earnings” represent (for all directors except Mr. Sawchuk) the 5% discount on Bowater stock that applies to the amounts deferred by the directors to the deferred stock account under the Company’s Deferred Fee Plan. This amount is considered to be above market earnings. Mr. Sawchuk and Ms. Harkin did not defer any cash compensation to the stock account under the Company’s Deferred Fee Plan and therefore did not receive any Nonqualified Deferred Compensation Earnings. Mr. Sawchuk is the only director still covered by the Retirement Plan. The value of his pension accrual ($37,208) is shown under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 19, 2007 with respect to the shares of Bowater common stock owned by (i) those persons known to Bowater to beneficially own more than 5% of the outstanding Bowater common stock (based solely on a review of Schedules 13D or 13G as filed with the SEC by such persons with respect to such shares), (ii) each Bowater director and director nominee, (iii) each executive officer named in the Summary Compensation Table under Item 11 and (iv) Bowater directors and executive officers as a group. The table also shows the same information with respect to the ownership of Bowater Canada exchangeable shares in order to show total voting power.(1)

Name and Address of Beneficial Owner	Bowater Common Stock			Bowater Canada Exchangeable Shares		Total Voting Power(1)
	Number of Shares		Percent of Class	Number of Shares	Percentage of Class
NWQ Investment Management Company, LLC 2049 Century Park East, 16th Floor Los Angeles, CA 90067	9,227,778	(2)	16.4%	—	—	16.1%
Lord, Abbett & Co. LLC 90 Hudson Street Jersey City, NJ 07302	9,191,013	(3)	16.4%	—	—	16.0%
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	6,391,691	(4)	11.4%	—	—	11.1%
Massachusetts Financial Services Company 500 Boylston Street Boston, MA 02116	6,098,021	(5)	10.9%	—	—	10.6%
Franklin Resources, Inc. One Franklin Parkway San Mateo, CA 94403	4,656,058	(6)	8.3%	—	—	8.1%
Wellington Management Company, LLC 75 State Street Boston, MA 02109	3,889,274	(7)	6.9%	—	—	6.8%
Iridian Asset Management LLC 276 Post Road West Westport, CT 06880-4704	3,393,100	(8)	6.0%	—	—	5.9%
David J. Paterson	148,991	(9)	*	—	—	*
C. Randolph Ellington	93,018	(10)	*	—	—	*
William G. Harvey	77,648	(11)	*	78	*	*
Pierre Monahan	156,160	(12)	*	2,306	*	*
William C. Morris	87,406	(13)	*	—	—	*
Arnold M. Nemirow	58,896		—	—	—	*
R. Donald Newman	—		—	—	—	—
David J. Steuart	—		—	—	—	—
Richard B. Evans	11,276	(14)	*	—	—	*
Gordon D. Giffin	14,946	(15)	*	—	—	*
Ruth R. Harkin	923		*	—	—	*
L. Jacques Menard	24,735	(16)	*	—	—	*
John A. Rolls	57,380	(17)	*	—	—	*
Arthur R. Sawchuk	29,202	(18)	*	1,577	*	*
Bruce R. Van Saun	4,309		*	—	—	*
Togo D. West	19,299	(19)	*	—	—	*
Current directors and executive officers as a group (18 persons)	849,083	(20)	1.5%	3,961	*	1.5%

*	Less than 1%
(1)	On all matters submitted for a shareholder vote, holders of Bowater common stock and the holder of the special voting stock (representing the Bowater Canada exchangeable shares) vote together as a single class. Under the voting and exchange trust agreement, the trustee is entitled to cast a number of votes equal to the number of outstanding Bowater Canada exchangeable shares not owned by Bowater or its affiliates and as to which the trustee has timely received voting instructions from the holders of Bowater Canada exchangeable shares. Accordingly, total voting power has been calculated based upon the total number of shares of Bowater common stock and Bowater Canada exchangeable shares outstanding as of [ ], 2007, excluding all Bowater Canada exchangeable shares held by Bowater and its affiliates.
(2)	In a Schedule 13G/A dated as of December 31, 2006 and filed on February 9, 2007, NWQ Investment Management Company, LLC reported that it exercised sole voting power with respect to 7,470,378 of the shares shown and sole dispositive power with respect to all 9,227,778 shares shown.
(3)	In a Schedule 13G/A dated as of December 29, 2006 and filed on February 14, 2007, Lord, Abbett & Co. LLC reported that it exercised sole voting power with respect to 8,920,013 of the shares shown and sole dispositive power with respect to all 9,191,013 shares shown.
(4)	In an amendment to Schedule 13G dated as of December 31, 2006 and filed on February 13, 2007, T. Rowe Price Associates, Inc. (“T. Rowe Price”) reported that these shares are owned of record by clients of T. Rowe Price for which it serves as investment advisor. Those clients have the right to receive, or the ultimate power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares. No such client is known to have such right or power with respect to more than 5% of this class of shares. T. Rowe Price also reported that it exercised sole voting power with respect to 908,714 of the shares shown and sole dispositive power with respect to all 6,391,691 shares shown.
(5)	On Schedule 13G dated as of December 31, 2006 and filed on February 8, 2007, Massachusetts Financial Services Company (“MFS”) reported that these shares were also beneficially owned by certain other non-reporting entities, as well as MFS. MFS also reported that it exercised sole voting power with respect to 4,390,791 of the shares shown and sole dispositive power with respect to all 6,098,021 shares shown.
(6)	On Schedule 13G dated as of December 31, 2006 and filed on February 5, 2007, Franklin Resources, Inc. (“FRI”) reported that these shares were beneficially owned by one or more open- or closed-end investment companies or other managed accounts that are investment management clients of investment managers and are direct and indirect subsidiaries of FRI. Accordingly, such subsidiaries may be deemed to be the beneficial owners of the referenced shares. Charles B. Johnson and Rupert H. Johnson, Jr. (the “FRI Principal Shareholders”) (each with the same business address as FRI) each owns in excess of 10% of the outstanding common stock of FRI. FRI and the FRI Principal Shareholders may be deemed to be the beneficial owners of securities held by persons and entities advised by FRI subsidiaries. FRI also reported that (a) it exercised sole voting power with respect to 4,639,958 of the shares shown and sole dispositive power with respect to all 4,656,058 shares shown; (b) one of the investment adviser subsidiaries, Templeton Global Advisors Limited (for which the business address is Lyford Cay, P.O. Box N-7759, Nassau, Bahamas), exercised sole voting power and sole dispositive power with respect to 794,400 of the shares shown; (c) Franklin Advisers Services, LLC (same address as FRI) exercised sole voting power with respect to 2,434,500 of the shares shown and sole dispositive power with respect to 2,450,600 of the shares shown; (d) Franklin Templeton Investments Corp. (same address as FRI) exercised sole voting power and sole dispositive power with respect to 1,041,268 of the shares shown; (e) Franklin Templeton Investment Management Limited (same address as FRI) exercised sole voting power and sole dispositive power with respect to 77,500 of the shares shown; (f) Templeton Investment Management Limited (same address as FRI) exercised sole voting power and sole dispositive power with respect to 288,550 of the shares shown; and (g) Franklin Templeton Investment Australia Limited (same address as FRI) exercised sole voting power and sole dispositive power with respect to 73,740 of the shares shown. Each of FRI, the FRI Principal Shareholders and the investment advisory subsidiaries disclaims any economic interest or beneficial ownership in the shares shown in the table above and are of the view that they are not acting as a “group” for purposes of the Securities Exchange Act of 1934, as amended, and that they are not otherwise required to attribute to each other the beneficial ownership of securities held by any of them or by any persons or entities advised by subsidiaries of FRI.
(7)	In a Schedule 13G/A dated as of January 31, 2007 and filed on February 12, 2007, Wellington Management Company, LLC (“WMC”) reported that these shares are owned of record by clients of WMC for which it serves as investment advisor. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares. No such client is known to have such right or power with respect to more than 5% of this class of shares. WMC also reported that it exercised shared voting power with respect to 3,233,230 of the shares shown and shared dispositive power with respect to 3,865,874 of the shares shown. In a Schedule 13G/A dated as of December 31, 2006 and filed on February 14, 2007, WMC reported that it beneficially owned 7,224,544 shares of Bowater common stock (12.92% of the class) and exercised shared voting power with respect to 5,771,100 of such shares and shared dispositive power with respect to 7,201,144 of such shares.
(8)

On a Schedule 13G dated as of December 31, 2006 and jointly filed on February 5, 2007 by Iridian Asset Management LLC (“Iridian”), The Governor and Company of the Bank of Ireland (“Bank of Ireland”), BIAM Holdings (“Holdings”), BancIreland (US) Holdings, Inc. (“BancIreland”), and BIAM (US) Inc. (collectively, the “Reporting Persons”), the Reporting Persons reported that Iridian has direct beneficial ownership of the shares of common stock in the accounts for which it serves as the investment advisor under its investment management agreement. BIAM (US) Inc., as the controlling member of Iridian, may be deemed to possess beneficial ownership of the shares of common stock owned by Iridian. BancIreland, as the sole shareholder if BIAM (US) Inc., may be deemed to possess beneficial ownership of the shares of common stock beneficially owned by BIAM (US) Inc. Holdings, as the sole shareholder of BancIreland, may be deemed to possess beneficial ownership of the shares of common stock beneficially owned by BancIreland. Bank of Ireland, as the sole shareholder of Holdings, may be deemed to possess beneficial ownership of the shares of common stock beneficially owned by Holdings. The Reporting Persons also reported that they exercised shared voting and dispositive power with respect to all 3,393,100 shares shown.

(9)	Includes 15,000 shares held directly, 658 shares held in benefit plans, 50,000 restricted stock units and 83,333 shares underlying stock options exercisable within the next 60 days.
(10)	Includes 1,725 shares held directly, 11,293 shares held in benefit plans, and 80,000 shares underlying stock options exercisable within the next 60 days.
(11)	Includes 6,230 shares held directly, 1,418 shares held in benefit plans, 78 Bowater Canada exchangeable shares and 70,000 shares underlying stock options exercisable within the next 60 days.
(12)	Includes 6,160 shares held directly, 2,306 Bowater Canada exchangeable shares and 150,000 shares underlying stock options exercisable within the next 60 days.
(13)	Includes 1,490 shares held directly, 5,916 shares held in benefit plans, and 80,000 shares underlying stock options exercisable within the next 60 days.
(14)	Includes 2,000 shares held directly, 7,276 shares held in benefit plans and 2,000 shares underlying stock options exercisable within the next 60 days.
(15)	Includes 9,271 shares held in benefit plans, 2,175 restricted stock units and 3,500 shares underlying stock options exercisable within the next 60 days.
(16)	Includes 2,000 shares held directly, 7,180 shares held in benefit plans and 15,555 shares underlying stock options exercisable within the next 60 days.
(17)	Includes 29,880 shares held in benefit plans and 27,500 shares underlying stock options exercisable within the next 60 days.
(18)	Includes 1,527 shares held in benefit plans, 2,175 restricted stock units, 1,577 Bowater Canada exchangeable shares and 25,500 shares underlying stock options exercisable within the next 60 days.
(19)	Includes 4,855 shares held in benefit plans and 14,444 shares underlying stock options exercisable within the next 60 days.
(20)	Includes 41,119 shares held directly, 85,032 shares held in benefit plans, 54,350 restricted stock units, 3,961 Bowater Canada exchangeable shares and 668,528 shares underlying stock options exercisable within the next 60 days.

Equity Compensation Plan Information

	(a) Number of securities to be issued upon exercise outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by securityholders	4,982,247	$43.45	2,394,181

Item 13. Certain Relationships and Related Transactions, and Director Independence

Bowater director L. Jacques Ménard is the chairman of the board of directors of BMO Nesbitt Burns and President, of its affiliate BMO Financial Group, Quebec. BMO Nesbitt Burns was a member of the initial purchasers’ syndicate for Bowater’s June 2003 private placement of an aggregate principal amount of US$400 million of 6.5% Senior Notes due 2013 and a member of the underwriters, syndicate for Bowater’s March 2004 public offering of an aggregate principal amount of US$250 million of Floating Rate Senior Notes due 2010. The principal amount of notes allotted to BMO Nesbitt Burns in these transactions was US$32.0 million and US$17.5 million, respectively, and BMO Nesbitt Burns received an initial purchasers’ or underwriters’ discount of US$400,000 and US$262,500, respectively, in these transactions. In addition, BMO Nesbitt Burns is assisting Bowater with the sale of certain of its Canadian assets. Bank of Montreal, an affiliate of BMO Nesbitt Burns, is one of the creditors under the Bowater revolving credit agreement. At December 31, 2006, Bank of Montreal’s commitments under the revolving credit agreement were US$52.5 million. Mr. Ménard did not receive any portion of BMO Nesbitt Burns’ or Bank of Montreal’s fees as direct compensation and benefited from these transactions only to the extent that BMO Nesbitt Burns and Bank of Montreal, as entities, benefited. Bowater believes that its arrangements with BMO Nesbitt Burns and Bank of Montreal are on terms as favorable as could be obtained from unrelated parties.

Company director Bruce W. Van Saun is Vice Chairman—Asset Management and Market-Related Activities of The Bank of New York Company, Inc. The Bank of New York is the registrar of Bowater’s common stock and is the trustee on various debt and pension obligations of Bowater. The Bank of New York was a member of the initial purchasers’ syndicate for Bowater’s June 2003 private placement of an aggregate principal amount of US$400 million of 6.5% Senior Notes due 2013 and a member of the underwriters’ syndicate for Bowater’s March 2004 public offering of an aggregate principal amount of US$250 million of Floating Rate Senior Notes due 2010. The principal amount of notes allotted to The Bank of New York in these transactions was US$17.3 million and US$10.3 million, respectively, and The Bank of New York received an initial purchasers’ or underwriters’ discount of US$216,650 and US$154,688, respectively, in these transactions. The Bank of New York is one of the creditors under the Bowater revolving credit agreement. At December 31, 2006, the bank’s commitments under the revolving credit agreement were US$15 million. Mr. Van Saun did not receive any portion of The Bank of New York’s fees as direct compensation and benefited from these transactions only to the extent that The Bank of New York, as an entity, benefited. Bowater believes that its arrangements with The Bank of New York are on terms as favorable as could be obtained from unrelated parties.

Bowater has adopted a Code of Conduct specifically applicable to the board of directors. Among other things, the Directors’ Code of Conduct sets forth Bowater’s policies with regard to the review and approval of conflicts of interest or related party transactions. The guidelines apply to transactions in which a director’s personal interest is adverse to, or may appear to be adverse to, the interests of the company as a whole. The guidelines provide that, with respect to any such transaction, (1) a director shall recuse him or herself from any company board decision involving another firm or company with which the director is affiliated and (2) directors may not receive a personal benefit form a person or firm which is seeking to do business or to retain business with the company, unless such a relationship is fully disclosed by the interested director and approved by the vote of the directors disinterested in the transaction. The board, acting through the disinterested directors, considered each of the transactions discussed in the preceding paragraph and determined that they were in compliance with the guidelines. Bowater has also adopted Corporate Governance Principles, applicable to all employees, which requires any employee report potential conflicts of interest to the board of directors for review.

Item 14. Principal Accountant Fees and Services

The Board of Directors, acting through the Audit Committee, appointed KPMG LLP as independent registered public accounting firm for Bowater to audit its consolidated financial statements for the year ended December 31, 2007. KPMG LLP currently serves Bowater and its subsidiaries as independent registered public accounting firm.

The table below and the accompanying footnotes set forth the fees paid by Bowater to its independent registered public accounting firm KPMG LLP for the periods and in the categories indicated.

Audit Fees and Services	Fiscal 2006	Fiscal 2005
	(US$ in thousands)	(US$ in thousands)
Audit Fees	$3,290	$3,000
Audit-Related Fees (1)	$325	$263
Tax Fees (2)	$56	$182
All Other Fees (3)	$80	$155

Total Fees for all Services	$3,751	$3,600

(1)	Audit-Related Fees in 2006 and 2005 consisted principally of fees for audits of financial statements of certain employee benefit plans and other attestation engagements.
(2)	Tax Fees consisted of fees for tax compliance (US$158,000 in 2005 and US$38,000 in 2006) and for tax planning and consulting (US$24,000 in 2005 and US$18,000 in 2006).
(3)	All Other Fees in 2005 consisted principally of fees for sustainable forest audits in Canada and an information technology security assessment. All Other Fees in 2006 consisted principally of fees for sustainable forest audits in Canada and annual report translation.

Bowater’s Audit Committee has adopted a policy requiring that the Audit Committee pre-approve all audit and non-audit services (including audit-related, tax and other services) performed by Bowater’s independent registered public accounting firm, and the Audit Committee pre-approved all audit and permissible non-audit services provided by KPMG LLP since May 6, 2003. Under policies and procedures adopted by the Audit Committee, the terms and fees of the annual audit services engagement are subject to approval by the Audit Committee prior to the rendering of the services. The Audit Committee also reviews and approves non-audit services prior to the rendering of the services. The Audit Committee may not approve the provision of non-audit services that the SEC prohibits independent auditors from performing for their audit clients or that are otherwise inconsistent with the independent auditor’s independence. The Audit Committee is required to establish annually a budget for services to be performed by Bowater’s independent accountants, and Bowater’s management is required to track the independent auditor’s fees against the budget and report at least annually to the committee.

Bowater’s Chief Financial Officer, Controller or other officer designated by the Board must submit, jointly with the independent registered public accounting firm, requests for the independent registered public accounting firm to provide services to the Audit Committee that require pre-approval. Each request must include a statement as to whether both the independent registered public accounting firm and the submitting officer view the provision of the requested services as consistent with the SEC’s rules on auditor independence. The request must be sufficiently detailed to enable the Audit Committee to precisely identify the services requested. The Audit Committee may delegate pre-approval authority to its chair or one or more other committee members but not to Bowater’s management. Any committee members with delegated authority must report all pre-approval decisions to the Audit Committee at its next scheduled meeting.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

		None

	(2)	Financial Statement Schedules

		None

	(3)	Exhibits

		The following exhibits are filed with this report:

		31.1 Certification of CEO pursuant to Section 302

		31.2 Certification of CEO pursuant to Section 302

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWATER INCORPORATED

Date: April 30, 2007	By:	/s/ David J. Paterson
David J. Paterson Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1	Certification of CEO pursuant to Section 302.

31.2	Certification of CFO pursuant to Section 302.