Form 10-Q
period 2007-03-31
BOWATER INC
filed 2007-05-10
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐       No    ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2007.

Class	Outstanding

Common Stock, $1.00 Par Value	56,217,139 Shares

BOWATER INCORPORATED
TABLE OF CONTENTS

Page Number
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006	3

Consolidated Balance Sheets at March 31, 2007 and December 31, 2006	4

Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2007 and 2006	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	6

Notes to Consolidated Financial Statements	7 - 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32 - 33

Item 4. Controls and Procedures	33

PART II OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34 - 39

Item 5. Other Information	39

Item 6. Exhibits	39

SIGNATURES	40

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of US dollars except per-share amounts)

	Three Months Ended
	March 31,
	2007	2006

Sales	$771.6	$893.2
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	600.5	680.2
Depreciation, amortization and cost of timber harvested	79.9	81.1
Distribution costs	75.3	82.9
Selling and administrative expense	48.7	38.0
Net gain on disposition of assets	(57.9)	(28.8)

Operating income	25.1	39.8
Interest expense	(47.3)	(49.4)
Other (expense) income, net	(4.4)	6.5

Loss before income taxes, minority interests and cumulative effect of accounting change	(26.6)	(3.1)

Income tax provision	(1.7)	(13.1)
Minority interests, net of tax	(7.1)	—

Loss before cumulative effect of accounting change	(35.4)	(16.2)
Cumulative effect of accounting change, net of tax	—	(2.6)

Net loss	$(35.4)	$(18.8)

Loss per share:
Basic loss per common share:
Loss before cumulative effect of accounting change	$(0.62)	$(0.28)
Cumulative effect of accounting change, net of tax	—	(0.05)

Net loss	$(0.62)	$(0.33)

Diluted loss per common share:
Loss before cumulative effect of accounting change	$(0.62)	$(0.28)
Cumulative effect of accounting change, net of tax	—	(0.05)

Net loss	$(0.62)	$(0.33)

Average number of shares outstanding (in millions):
Basic and diluted	57.4	57.4

Dividends declared per common share	$0.20	$0.20

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of US dollars except share and per-share amounts)

	March 31,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$98.3	$98.9
Accounts receivable, net	414.5	444.5
Inventories	376.9	349.8
Timberlands held for sale	15.6	18.7
Other current assets	54.8	47.1

Total current assets	960.1	959.0

Timber and timberlands	57.2	60.8
Fixed assets, net	2,827.1	2,877.9
Goodwill	590.7	590.2
Other assets	153.8	158.0

Total assets	$4,588.9	$4,645.9

Liabilities and shareholders’ equity
Current liabilities:
Current installments of long-term debt	$15.8	$14.9
Accounts payable and accrued liabilities	428.5	431.2

Total current liabilities	444.3	446.1

Long-term debt, net of current installments	2,246.0	2,251.6
Pension and other postretirement benefit obligations	634.0	651.1
Other long-term liabilities	90.5	92.5
Deferred income taxes	308.4	313.0
Minority interests in subsidiaries	69.7	59.0
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value. Authorized 100,000,000 shares; issued 67,812,567 and 67,585,104 shares at March 31, 2007 and December 31, 2006, respectively	67.8	67.6
Exchangeable shares, no par value. Unlimited shares authorized; 1,202,154 and 1,423,830 outstanding at March 31, 2007 and December 31, 2006, respectively	56.8	67.6
Additional paid-in capital	1,645.0	1,630.1
Retained deficit	(120.7)	(76.0)
Accumulated other comprehensive loss	(367.2)	(371.0)
Treasury stock at cost, 11,598,820 and 11,600,717 shares at March 31, 2007 and December 31, 2006, respectively	(485.7)	(485.7)

Total shareholders’ equity	796.0	832.6

Total liabilities and shareholders’ equity	$4,588.9	$4,645.9

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions of US dollars except share and per-share amounts)
For the three months ended March 31, 2007

					Accumulated
			Additional		Other		Total
	Common	Exchangeable	Paid In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Shares	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2006	$67.6	$67.6	$1,630.1	$(76.0)	$(371.0)	$(485.7)	$832.6

Cumulative adjustment to retained deficit for adoption of FIN 48	—	—	—	2.3	—	—	2.3

Dividends on common stock ($0.20 per share)	—	—	—	(11.6)	—	—	(11.6)

Retraction of exchangeable shares (221,676 shares issued and exchangeable shares retracted)	0.2	(10.8)	10.6	—	—	—	—

Share-based compensation costs for equity awards	—	—	4.6		—	—	4.6

Restricted stock units vested (5,787 shares, net of shares forfeited for employee withholding taxes)	—	—	(0.3)	—	—	—	(0.3)

Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (1,897 shares)	—	—	—	—	—	—	—

Comprehensive loss:

Net loss	—	—	—	(35.4)	—	—	(35.4)
Change in unrealized prior service costs, net of tax of $0.9	—	—	—	—	(0.8)	—	(0.8)

Change in actuarial gains and losses, net of tax of $2.3	—	—	—	—	7.9	—	7.9

Foreign currency translation	—	—	—	—	(4.2)	—	(4.2)

Change in unrealized gain on hedged transactions, net of tax of $0.6	—	—	—	—	0.9	—	0.9

Total comprehensive loss							(31.6)

Balance at March 31, 2007	$67.8	$56.8	$1,645.0	$(120.7)	$(367.2)	$(485.7)	$796.0

For the three months ended March 31, 2006

					Accumulated
			Additional		Other		Total
	Common	Exchangeable	Paid In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Shares	Capital	Earnings	Loss	Stock	Equity

Balance at December 31, 2005	$67.5	$68.1	$1,621.6	$100.1	$(156.0)	$(485.8)	$1,215.5

Cumulative adjustment to retained earnings for adoption of SAB 108	—	—	—	8.6	—	—	8.6

Dividends on common stock ($0.20 per share)	—	—	—	(11.5)	—	—	(11.5)

Comprehensive loss:

Net loss	—	—	—	(18.8)	—	—	(18.8)

Minimum pension liability, net of tax of $0.1	—	—	—	—	(0.1)	—	(0.1)

Change in unrealized gain on hedged transactions, net of tax of $6.4	—	—	—	—	(10.4)	—	(10.4)

Total comprehensive loss							(29.3)

Balance at March 31, 2006	$67.5	$68.1	$1,621.6	$78.4	$(166.5)	$(485.8)	$1,183.3

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of US dollars)

	Three Months Ended
	March 31,	March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(35.4)	$(18.8)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Cumulative effect of accounting change, net of tax	—	2.6
Share-based compensation	4.6	(0.9)
Depreciation, amortization and cost of timber harvested	79.9	81.1
Deferred income taxes	(3.4)	4.6
Minority interests, net of tax	7.1	—
Net pension (contributions) benefit costs	(10.5)	4.8
Net gain on disposition of assets	(57.9)	(28.8)
Changes in working capital:
Accounts receivable, net	29.9	(26.0)
Inventories	(27.1)	(11.6)
Income taxes receivable and payable	4.7	7.3
Accounts payable and accrued liabilities	(12.1)	6.9
Other, net	4.5	0.8

Net cash (used for) provided by operating activities	(15.7)	22.0

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(25.9)	(37.5)
Dispositions of assets, including timber and timberlands	64.6	36.8
Direct acquisition costs related to the proposed merger with Abitibi-Consolidated Inc.	(9.2)	—

Net cash provided by (used for) investing activities	29.5	(0.7)

Cash flows from financing activities:
Cash dividends	(11.3)	(11.5)
Short-term financing	8.0	201.7
Short-term financing repayments	(8.0)	(209.0)
Payments of long-term debt	(3.1)	(10.0)

Net cash used for financing activities	(14.4)	(28.8)

Net decrease in cash and cash equivalents	(0.6)	(7.5)
Cash and cash equivalents:
Beginning of year	98.9	30.1

End of year	$98.3	$22.6

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, including capitalized interest of $0 and $1.3	$24.4	$26.0
Income taxes	$—	$1.6

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Bowater Incorporated and subsidiaries (“Bowater,” also referred to as “we” or “our”). The consolidated balance sheet as of March 31, 2007, and the related statements of operations, stockholders’ equity accounts and cash flows for the periods ended March 31, 2007 and 2006 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes and critical accounting estimates included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on total shareholders’ equity or net loss.
On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing the threshold a tax position is required to meet before being recognized in the financial statements. As a result of the adoption, we recorded a $2.3 million credit to our opening retained deficit balance. The credit represents the cumulative effect of adoption on prior periods. For additional information regarding this adjustment, refer to Note 8, Income Taxes.
In December 2006, we adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). We elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the impacted liabilities as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of our retained earnings in 2006. We recorded a cumulative adjustment to increase our retained earnings by $8.6 million for the adoption of SAB 108.
2. Inventories

	March 31,	December 31,
(Unaudited, in millions)	2007	2006

At lower of cost or market:
Raw materials	$82.0	$87.7
Work in process	21.7	20.1
Finished goods	153.1	123.0
Mill stores and other supplies	133.5	132.0

	390.3	362.8
Excess of current cost over LIFO inventory value	(13.4)	(13.0)

	$376.9	$349.8

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
3. Other (Expense) Income, Net
“Other (expense) income, net” in the Consolidated Statements of Operations includes the following:

	Three Months Ended
	March 31,
(Unaudited, in millions)	2007	2006

Foreign exchange (loss) gain	$(3.1)	$1.8
(Losses) earnings from equity method investments	(1.8)	2.3
Interest income	1.9	1.1
Miscellaneous (loss) income	(1.4)	1.3

	$(4.4)	$6.5

4. Timberlands Held for Sale
We are currently marketing for sale approximately 67,600 acres of timberlands in the United States and Canada. We expect sales of these assets to be completed in 2007. Timberlands held for sale are carried on our Consolidated Balance Sheets at cost as we expect the proceeds of the timberland sales to exceed their individual carrying values. There are $4.2 million and $4.8 million at March 31, 2007 and December 31, 2006, respectively, of deferred tax assets associated with these assets held for sale included in deferred income taxes.
During the three months ended March 31, 2007, we sold approximately 52,200 acres of timberlands and other assets for proceeds of $64.6 million. During the three months ended March 31, 2006, we sold approximately 24,300 acres of timberlands and other assets for proceeds of $36.8 million.
5. Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are as follows:

	March 31,	December 31,
(Unaudited, in millions)	2007	2006

Unrealized prior service costs (1)	$(24.0)	$(23.2)
Unrealized actuarial gains and losses (2)	(351.0)	(358.9)
Unrealized transition obligation (3)	(0.1)	(0.1)
Foreign currency translation (4)	7.8	12.0
Unrealized gain on hedging transactions (5)	0.1	(0.8)

	$(367.2)	$(371.0)

(1)	Net of deferred tax benefit of $2.4 million and $1.5 million, respectively. Net of minority interest of $2.3 million and $2.4 million, respectively.

(2)	Net of deferred tax benefit of $107.3 million and $109.6 million, respectively. Net of minority interest of $5.0 million and $5.2 million, respectively.

(3)	Net of deferred tax benefit of $0.1 million and $0.1 million, respectively.

(4)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed indefinitely invested.

(5)	Net of deferred taxes of $0.1 million and a deferred tax benefit of $0.5 million, respectively.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
6. Loss Per Share
The information required to compute net loss per basic and diluted share is as follows:

	Three Months Ended
	March 31,
(Unaudited, in millions)	2007	2006

Basic weighted-average number of common shares outstanding	57.4	57.4
Effect of potentially dilutive securities:
Stock options	—	—
Restricted stock units	—	—

Diluted weighted-average number of common shares outstanding	57.4	57.4

No adjustments to net loss are necessary to compute net loss per basic and diluted share. The dilutive effect of potentially dilutive securities is calculated using the treasury stock method. Options to purchase 4.8 million and 4.9 million shares for the three months ended March 31, 2007 and March 31, 2006, respectively, were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 1.0 million restricted stock units for the three months ended March 31, 2007 were excluded from the calculation of diluted loss per share for the same reason.
7. Pension and Other Postretirement Expense
The components of net periodic benefit costs relating to Bowater’s pension and other postretirement plans are as follows for the three months ended March 31, 2007 and 2006:

	Pension Plans		Other Postretirement Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Unaudited, in millions)	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$9.1	$10.9	$0.5	$1.0
Interest cost	30.3	29.2	3.1	4.0
Expected return on plan assets	(32.1)	(29.6)	—	—
Amortization of prior service cost (credit)	1.1	1.4	(2.8)	(1.5)
Recognized net actuarial loss	6.8	8.9	1.6	2.0
Curtailments and settlements	4.5	4.6	(3.2)	(0.2)

Net periodic benefit cost (credit)	$19.7	$25.4	$(0.8)	$5.3

Since the measurement date of our plans is 90 days prior to the end of our year, curtailment and settlement gains and losses that arise during the year are recorded on a 90-day lag.
In October 2006, Bowater approved changes to its other postretirement plan for its U.S. salaried employees. Benefits for employees were either eliminated or reduced depending on whether the employee met certain age and years of service criteria. A curtailment gain of $3.2 million was recorded in the first quarter of 2007.
In December 2006, certain employees received lump-sum payouts from two of our retirement pension plans. Accordingly, we recorded settlement losses of $4.5 million in the first quarter of 2007.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
The curtailment loss of $4.6 million and curtailment gain of $0.2 million included in net periodic benefit cost in the first quarter of 2006 is due to the reduction of employees at our Thunder Bay “A” kraft pulp mill.
In January and March 2007, certain employees received lump-sum payouts from two of our retirement pension plans. As a result, we will record settlement losses of $1.1 million in the second quarter of 2007.
In February 2007, the union members at our Thunder Bay, Ontario facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 157 jobs will be eliminated and a curtailment loss of approximately $2.9 million will be recorded in the second quarter of 2007. This event will also result in a settlement loss at the time the benefits are paid.
8. Income Taxes
The income tax provision attributable to loss before income taxes, minority interests and cumulative effect of accounting change differs from the amounts computed by applying the United States federal statutory income tax rate of 35% as a result of the following:

	Three Months Ended
	March 31,
(Unaudited, in millions)	2007	2006

Loss before income taxes, minority interest and cumulative effect of accounting change	$(26.6)	$(3.1)

Expected income tax benefit	9.3	1.1
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	(13.0)	(13.5)
Foreign exchange	(0.8)	(3.0)
State income taxes, net of federal income tax benefit	(0.1)	(0.8)
Foreign taxes	0.5	1.0
Other, net	2.4	2.1

Income tax provision	$(1.7)	$(13.1)

(1)	During the first quarter of 2007 and 2006, income tax benefits of approximately $13.0 million and $13.5 million generated on our current quarter Canadian operating losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we decreased our liability for unrecognized tax benefits by $2.3 million, which was accounted for as a decrease to our January 1, 2007 retained deficit balance. Our liability for unrecognized tax benefits as of January 1, 2007 is $28.3 million, which includes interest of $0.6 million. We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $23.1 million, which includes $0.6 million of interest. If recognized, these items would impact the Consolidated Statement of Operations and our effective tax rate. We anticipate that the total amount of unrecognized tax benefits will decrease by approximately $7.0 million to $8.5 million during the next twelve months due to certain U.S. statutes of limitations closing, primarily in the third quarter of 2007. The approximately $7.0 million to $8.5 million of unrecognized tax benefits is attributable to various U.S. income tax issues. We remain subject to income tax examination in Canada for tax years 2002-2006, in Korea for tax years 2005-2006 and in the U.S. for tax years 2003-2006.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
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
For derivatives that qualify for hedge accounting (currently only the Canadian dollar forward contracts), we designate the derivative as a cash flow hedge at the inception of the hedge. We formally document all relationships between the hedging instruments and the hedged items, as well as our risk-management objectives and strategies for undertaking the various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. Under the terms of our risk management policy, we may enter into derivative contracts to hedge forecasted transactions for a period not to exceed two years. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. If it is determined that a derivative is no longer highly effective as a hedge, we discontinue hedge accounting prospectively.
Canadian Dollar Forward Contracts
We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to U.S. and Canadian dollar exchange rate fluctuations, we enter into and designate Canadian dollar forward contracts to hedge certain of our forecasted Canadian dollar cash outflows at the Canadian mill operations, which we believe are likely to occur. Hedging contracts outstanding at March 31, 2007 have been established to hedge forecasted transactions through the second quarter of 2007. Hedge ineffectiveness associated with these Canadian dollar forward contracts was not material for the periods presented in our Consolidated Financial Statements.
British Pound Sterling Forward Contracts
We have entered into sales agreements denominated in British pound sterling. Beginning in the first quarter of 2007, we entered into currency forward contracts to attempt to partially limit our exposure to British pound sterling-U.S. dollar exchange rate fluctuations. These currency forward contracts, which do not currently meet the requirements for hedge accounting treatment, have been recorded at fair value in the Consolidated Statement of Operations. As a result, approximately $0.1 million of pre-tax gains were recognized for the three months ended March 31, 2007 for contracts that we entered into to economically hedge forecasted transactions expected to occur through December 31, 2007.
Natural Gas Swap Agreements
Beginning in the third quarter of 2006, we entered into natural gas swap agreements under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our hedged natural gas costs are billed to us based on a publicly traded index plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in those indices by contractually exchanging the publicly traded index upon which we are billed for a fixed index of natural gas cost. The swap agreements, which do not currently meet the requirements for hedge accounting treatment, have been recorded at fair value in the Consolidated Statement of Operations. As a result, approximately $0.8 million of pre-tax gains were recognized for the three months ended March 31, 2007 for contracts that we entered into in 2006 and 2007 to economically hedge forecasted transactions expected to occur through February 2008.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
Information regarding our outstanding Canadian dollar, British pound sterling, and natural gas swap contracts’ notional amount, fair market value, and range of exchange rates or natural gas price index prices is summarized in the table below. The notional amount of these contracts represents the amount of foreign currencies or natural gas to be purchased or sold at maturity and does not represent our exposure on these contracts.

			Range Of
			U.S.$/CDN$
			and U.S.$/GBP$
	Notional	Asset /(Liability)	Exchange Rates
(Unaudited, in millions of U.S. dollars	Amount of		and Natural Gas
except rates and prices)	Derivatives	Fair Market Value	Index Prices

As of March 31, 2007:
Foreign Currency Exchange Agreements:
Canadian dollar
Due in 2007	$8.0	$0.2	$.8444 – .8444
British pound sterling
Due in 2007	$38.9	$0.1	$1.9553 – 1.9732
Natural Gas Swap Agreements:
Due in 2007	$7.7	$0.8	$5.78 – 8.72
Due in 2008	$0.1	$—	$8.45 – 9.00

As of December 31, 2006:
Foreign Currency Exchange Agreements:
Canadian dollar
Due in 2007	$76.0	$(0.4)	$.8592 – .8801
Natural Gas Swap Agreements:
Due in 2007	$9.0	$(1.1)	$5.87 – 8.98

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. The risk of counterparty nonperformance is considered to be remote, and no individual financial institution holds more than 22% of our derivative financial instruments.
The components of the cash flow hedges included in “Accumulated other comprehensive loss” are as follows:

	Three Months Ended
	March 31,
(Unaudited, in millions)	2007	2006

Gains (losses) reclassified on matured cash flow hedges	$1.3	$(17.6)
Unrealized gains for change in value on outstanding cash flow hedges	0.2	0.8

	1.5	(16.8)
Income tax (provision) benefit	(0.6)	6.4

Net decrease (increase) in “Accumulated other comprehensive loss”	$0.9	$(10.4)

We expect to reclassify gains of $0.2 million ($0.1 million, net of tax) from “Accumulated other comprehensive loss” to the Consolidated Statement of Operations during the next twelve months as the forecasted transactions occur.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
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

On September 30, 2005, the Ministry of Justice of the Province of Quebec (MOJ) cited one of our subsidiaries, Bowater Canadian Forest Products, Inc. (BCFPI), in connection with effluent water quality of the Dolbeau mill. BCFPI settled this citation on March 29, 2007, by agreeing to pay a fine and costs totaling CDN $158,000. The Dolbeau mill has taken steps to improve its effluent quality and has experienced only two other exceedences since January 1, 2005.

There have been no other material developments to the legal proceedings described in our Annual Report on Form 10-K filed on March 1, 2007.
11.	Share Based Compensation

We maintain incentive stock plans that provide for grants of stock options, equity participation rights (“EPRs”) and restricted stock units to our directors, officers and key employees. These plans are described more fully in our 2006 Annual Report on Form 10-K.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-based Payments” and related interpretations (“SFAS 123R”). The adoption of SFAS 123R resulted in a charge for the cumulative effect of accounting change of $2.6 million, net of tax, (or $0.05 per share) that we recorded in the first quarter of 2006.

The following table details the share-based compensation expense (excluding the cumulative effect of accounting change) recorded in the Consolidated Statements of Operations by award:

	Three Months Ended
	March 31,
(Unaudited, in millions)	2007	2006

Stock Options	$0.3	$—
Restricted Stock Units	4.2	—
EPRs	0.1	(0.9)

Share-based compensation expense (income)	$4.6	$(0.9)

The following table details the tax (benefit) provision by award:

	Three Months Ended
	March 31,
(Unaudited, in millions)	2007	2006

Stock Options	$(0.2)	$—
Restricted Stock Units	(1.1)	—
EPRs	—	0.3

Tax (benefit) provision	$(1.3)	$0.3

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
Stock Options
On January 30, 2007, we granted 72,146 stock options. The awards cliff vest after three years and allow for accelerated vesting upon a grantee’s retirement. We have recognized compensation expense based on the requisite service period, which is less than three years for certain employees who are eligible for retirement as of the date of the grant or become eligible for retirement during the vesting period. No stock options were granted in the first three months of 2006.
A summary of option activity under our stock plans as of and for the three months ended March 31, 2007 is presented below:

			Weighted
			Average	Aggregate
	Number Of	Weighted	Remaining	Intrinsic
	Options	Average	Contractual	Value
(Unaudited)	(000’s)	Exercise Price	Life (years)	($000)

Outstanding at December 31, 2006	4,982	$43.45
Granted during the period	72	27.87
Exercised during the period	—	—
Canceled during the period	(212)	41.88

Outstanding at March 31, 2007	4,842	$43.28	4.9	$—

Exercisable at March 31, 2007	4,465	$44.63	4.5	$—

In accordance with SFAS 123R, we estimated the fair value of each stock option granted during the three months ended March 31, 2007 on the date of grant using a Black-Scholes option-pricing formula, applying weighted-average assumptions which are consistent with the assumptions described in “Note 21 Share-Based Compensation” included in our most recent Annual Report on Form 10-K, and amortize that value to expense over the option’s requisite service period using the straight-line attribution approach. The weighted-average fair value of options granted during the three months ended March 31, 2007 was $9.08.
During the three months ended March 31, 2007 and 2006, all vested options had a strike price greater than the closing price of our common stock (i.e., were “out-of-the-money”), and there were no stock option exercises during the first quarter of 2007 or 2006.
As of March 31, 2007, there was $2.2 million of unrecognized compensation cost related to stock option awards granted under our stock plans. The unrecognized cost is expected to be recognized over a weighted-average period of 2.2 years.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
Restricted Stock Units
On January 30, 2007, we granted 327,945 restricted stock units (“RSUs”), all of which were service-based awards. The awards cliff vest after three years and allow for accelerated vesting upon a grantee’s retirement. We have recognized compensation expense based on the requisite service period, which is less than three years for certain employees who are eligible for retirement as of the date of the grant or will become eligible for retirement during the vesting period.
On February 7, 2007, we granted 36,101 RSUs, all of which were performance-based awards. These awards vest upon closing of the merger of Bowater and Abitibi-Consolidated Inc. (“Abitibi”), or upon cancellation of the merger if the cancellation is due to a failure to receive regulatory approval or Abitibi’s acts or failures to act. Accounting guidance dictates that, for purposes of recognizing compensation expense for this type of award, the business combination is not considered “probable” until the date the merger is consummated. As vesting of these awards is predicated upon close of the merger or other events related to the business combination, no compensation expense will be recorded for these awards until consummation of the merger. In the event of the consummation of the merger, $1.0 million of compensation expense will be immediately recognized. These awards are included in our outstanding RSUs at the end of the period.
On March 23, 2007, we granted 54,200 RSUs, all of which were performance-based awards. The vesting of these awards is contingent upon the realization of certain synergies within two years of consummation of the AbitbiBowater merger. The key terms and conditions of these RSUs have not been finalized; therefore a grant date for FAS 123R purposes has not occurred. As such, no compensation expense was recorded during the three months ended March 31, 2007, nor were these awards included in our outstanding RSUs at the end of the period.
No restricted stock units were granted during the first three months of 2006.
A summary of the status of our restricted stock units as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

		Weighted Average
	Number Of Units	Fair Value at Grant
(Unaudited)	(000’s)	Date

Outstanding at December 31, 2006	665	$26.11
Granted during the period	364	27.85
Vested during the period	—	26.35
Forfeited during the period	(4)	26.59

Outstanding at March 31, 2007	1,025	$26.72

As of March 31, 2007, there was $14.9 million of unrecognized compensation cost related to restricted stock units granted under our stock plans, excluding those granted on February 7, 2007 (discussed above). This unrecognized cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of restricted stock units vested during the first three months of 2007 was minimal.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
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
The EPR awards are classified as liability awards under SFAS 123R since the EPRs are cash settled. In accordance with SFAS 123R, liability awards are remeasured at fair value at each reporting period and the income or expense included in the consolidated statement of operations. As of March 31, 2007, the fair value of our EPRs liability is $0.1 million. The assumptions used to value the liability are consistent with those used in the past.
Information with respect to rights granted under the EPR Plan as of March 31, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Rights	Exercise	Term	Value
(Unaudited)	(000’s)	Price	(years)	($000)

Outstanding at December 31, 2006	2,010	$47.91
Granted during the period	—	—
Settled during the period	—	—
Canceled during the period	(100)	38.93

Outstanding at March 31, 2007	1,910	$48.14	3.4	$—

Exercisable at March 31, 2007	1,910	$48.14	3.4	$—

12.	Off-Balance Sheet Debt Guarantees

In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our Qualified Special Purpose Entities (QSPEs). Bowater guarantees approximately $6.8 million of the investor notes’ principal balance at March 31, 2007. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes’ principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $31.7 million and obligations of approximately $27.3 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, neither of which has ever occurred.

13.	Segment Information

During the third quarter of 2006, we announced that we were realigning our organizational structure to move from a divisional organization to a functional organization that supports and focuses on our multi-product line manufacturing and sales across our mill base. As a result of this organizational realignment, we now manage our business based on the products that we manufacture and sell to external customers and, therefore, our reportable segments changed. Our new reportable segments are coated papers, specialty papers, newsprint, market pulp, and lumber. Prior year information has been recast to the current year presentation of our reportable segments.

None of the income or loss items following “Operating income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by Bowater’s management. For the same reason, impairments, employee termination costs, gains on dispositions of assets and other discretionary charges

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
or credits are not allocated to the segments. Share-based compensation expense is, however, allocated to our segments. We also allocated depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.
Only assets which are identifiable by segment and reviewed by our management are allocated to segment assets. Allocated assets include goodwill, trade accounts receivable, finished goods inventory at our paper mills and all inventory at our sawmills. All other assets are not identifiable by segment and are included in “Corporate and Other.”
The following tables summarize information about segment profit and loss for the three months ended March 31, 2007 and 2006 and segment assets as of March 31, 2007 and December 31, 2006:

		Coated	Specialty		Market		Corporate	Consolidated
(Unaudited, in millions)		Papers	Papers	Newsprint	Pulp	Lumber	and Other	Total

Sales

First Quarter	2007	$128.5	$141.2	$302.9	$133.1	$62.8	$3.1	$771.6

First Quarter	2006	152.9	130.9	373.5	129.4	96.5	10.0	893.2

Operating Income (loss)(1)

First Quarter	2007	$8.6	$(8.7)	$(4.1)	$18.7	$(13.6)	$24.2	$25.1

First Quarter	2006	21.7	(8.2)	17.8	0.3	1.3	6.9	39.8

(1)	Corporate and other operating loss includes net gains from dispositions of assets of $57.9 million and $28.8 million for the three months ended March 31, 2007 and 2006, respectively.
14.	Combination with Abitibi-Consolidated Inc.

In January 2007, Bowater and Abitibi announced a definitive agreement to combine in an all-stock “merger of equals” (the combined company is referred to as “AbitibiBowater”). The definitive agreement was amended on May 7, 2007. The combination has been approved unanimously by the Boards of Directors of both companies, which received fairness opinions from their respective financial advisors. The combination is subject to approval by the shareholders of both companies, regulatory approvals, and customary closing conditions. The combination is expected to be completed in the third quarter of 2007. Abitibi and Bowater will continue to operate separately until the transaction closes. In connection with this announced combination, we have approved a retention and severance program for approximately 320 Bowater employees who may be impacted by the pending combination with Abitibi. This program provides a retention bonus for employees who remain with Bowater through the closing of the combination or its cancellation for any reason and an additional retention bonus for employees who remain with Bowater for a transition period following closing of the combination. The costs associated with these programs are expensed as incurred. Also in connection with the combination, we have incurred $12.6 million in direct acquisition costs as of March 31, 2007. These costs have been capitalized in our Consolidated Balance Sheet under the assumption that Bowater will be deemed the acquirer in this combination for accounting purposes.

BOWATER INCORPORATED AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data
Statements contained in this Form 10-Q that do not constitute historical financial results or other factual information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales and shipments, prices for our major products, inventory levels, cost reduction measures, manufacturing performance, product mix, capital spending and tax and exchange rates. Forward looking statements also include statements concerning our pending combination with Abitibi-Consolidated Inc. (“Abitibi”), including statements about the expected timing of such transaction, conditions to closing and anticipated post-closing operations and results. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those described under the caption “Item 1A—Risk Factors” in Part II of this Form 10-Q and from time to time, in Bowater’s other filings with the Securities and Exchange Commission. In addition, other risks could adversely affect us, as it is not possible for us to predict or assess all risks. We disclaim any obligation to publicly update or revise any forward-looking statements even if our situation changes in the future.
Information about industry or general economic conditions contained in this report is derived from third party sources (i.e., the Pulp and Paper Products Council; RISI, Inc.; and certain trade publications) that Bowater believes are widely accepted and accurate; however, Bowater has not independently verified this information and cannot provide assurances of its accuracy.
Accounting Policies and Estimates
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition on our unaudited Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. Bowater’s critical accounting estimates are described under the caption “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Overview of Financial Performance
We manage our business based on the products that we manufacture and sell to external customers. Our primary product lines include—coated papers, specialty papers, newsprint, market pulp, and lumber.
Our net loss for the first quarter of 2007 was $35.4 million, or $0.62 per diluted share, as compared to a net loss of $18.8 million, or $0.33 per diluted share, for the same period in 2006.
Our sales in the first quarter of 2007 were $771.6 million, a decrease of $121.6 million from the first quarter of 2006 sales of $893.2 million. Average transaction prices decreased for all of our major products except market pulp, and shipments decreased for all of our major products except specialty papers. The increase in the shipments of specialty

BOWATER INCORPORATED AND SUBSIDIARIES
papers was due primarily to the conversion of a newsprint machine at our Calhoun facility in July 2006 to produce a lightly coated freesheet hybrid product. Shipments of newsprint were significantly lower in the first quarter of 2007 compared to the first quarter of 2006 due to the curtailment of paper production at our Thunder Bay, Ontario facility beginning in September 2006 and at our Gatineau, Quebec facility and at a number of other locations beginning in March 2007 in response to a decreased demand for our product along with an increase in production costs due to the rising costs of energy and recycled fiber. We will resume operation of one of the idled paper machines at our Thunder Bay, Ontario facility during May 2007. We believe this facility’s quality assets and multiple fiber furnishes, combined with current initiatives to create a significantly improved cost structure, makes it well positioned to produce lightweight specialty grades. Shipments of market pulp decreased in the first quarter of 2007 compared to the same time period in 2006 due to the permanent closure of our Thunder Bay “A” kraft pulp mill in May 2006 and increased internal consumption of pulp. Shipments of lumber were lower in the first quarter of 2007 as compared to the first quarter of 2006 due to weak demand in the housing construction market, the sale of our Baker Brook and Degelis sawmills in 2006, and the impact of quotas imposed by the Softwood Lumber Agreement in January 2007.
Our costs decreased $79.7 million during the first quarter of 2007 as compared to the same time period in 2006, primarily due to lower volumes, lower labor, energy, and maintenance costs, a weaker Canadian dollar (which decreased from an average rate of US$0.8664 to US$0.8533), and the benefits of our cost reduction initiatives. These lower costs were partially offset by reduced benefits from our Canadian dollar hedging program, higher wood costs, particularly recycled fiber costs, and higher chemical costs. Additional information regarding the changes in our manufacturing and other costs is included below in the section “Consolidated Results of Operations.” In addition, we recorded a net gain on the disposition of assets of $57.9 million in the first quarter of 2007, primarily associated with our ongoing land sales program.
Business Strategy and Outlook
We continue to focus on improving our product mix. North American newsprint demand declined during the first quarter of 2007 and there is no indication of whether, or at what level, demand may stabilize. As a result of the changes in customer demand, we indefinitely idled paper machine no. 3 at our Gatineau, Quebec facility and curtailed production at various other facilities in March 2007. We will continue to evaluate our production options and focus on increasing production of our more profitable product lines. For example, we recently announced that paper machine no. 4 at our Thunder Bay, Ontario facility, which was idled in September 2006, will resume operation in May 2007 to produce specialty papers. As a result of the reduced newsprint demand, we took approximately 63,000 metric tons of downtime in the first quarter of 2007, including approximately 10,000 metric tons as a result of a major rebuild of a paper machine at our Calhoun mill. We believe our operations are positioned to deliver quality products and that capital reinvestment in the business can be held to appropriate levels.
We expect to spend approximately $125 million on capital projects during the remaining nine months of 2007. Spending in 2007 is expected to be $75 million lower than in 2006. This reduction in capital spending reflects our disciplined approach to limit capital expenditures to those that are expected to achieve the highest return on our assets.
We have rigorously evaluated our strategic options. This evaluation resulted in our announcement, on January 29, 2007, that we have entered into an agreement to combine with Abitibi in a merger of equals. The combination, if completed, would have a material impact on our results of operations, financial condition and liquidity going forward. Management believes that, as a result of the merger, the combined company would be operationally and financially stronger and better able to meet changing customer needs while competing more effectively in the global marketplace. We expect that the combination would generate approximately $250 million of cost synergies from improved efficiencies in such areas as production, selling, administrative, distribution and procurement costs. We expect to complete the combination in the third quarter of 2007, subject to the conditions described in our Annual Report on Form 10-K for the year ended 2006. In connection with this announced merger, we have approved a retention and severance program for approximately 320 Bowater employees who may be impacted by the pending merger with Abitibi. This program provides a retention bonus for employees who remain with Bowater through the closing of the merger or its cancellation and an additional retention bonus for employees who remain with Bowater for a transition period following closing of the merger.

BOWATER INCORPORATED AND SUBSIDIARIES
Business and Financial Review
Consolidated Results of Operations

	Three Months Ended
	March 31,
(In millions)	2007	2006	Change

Sales	$771.6	$893.2	$(121.6)
Operating income	25.1	39.8	(14.7)

Significant items that improved (lowered) operating income:
Product pricing			$(13.5)
Shipment volume			(108.1)

Change in total sales			(121.6)
Manufacturing costs			83.7
Employee termination costs			(2.8)

Change in total manufacturing costs and depreciation, amortization, and cost of timber harvested			80.9
Distribution costs			7.6
Selling and administrative expenses			(10.7)
Gain on disposition of assets			29.1

			$(14.7)

Three months ended March 31, 2007 versus March 31, 2006
Sales decreased in the first quarter of 2007 as compared to the first quarter of 2006 due primarily to lower transaction prices for coated papers, specialty papers, newsprint and lumber and decreased shipments of coated papers, newsprint, market pulp and lumber, partially offset by higher transaction prices for market pulp and higher shipments of specialty papers as further noted in the “Segment Results of Operations” section.
Operating income decreased in the first quarter of 2007 as compared to the first quarter of 2006. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows:
Product pricing for our coated papers, specialty papers, newsprint, and lumber product groups was lower in the first quarter of 2007 as compared to the first quarter of 2006. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of product pricing.
Shipment volume for our coated papers, newsprint, market pulp and lumber product groups was lower in the first quarter of 2007 as compared to the first quarter of 2006. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of shipments.
Manufacturing costs were lower in the first quarter of 2007 as compared to the first quarter of 2006 resulting primarily from lower volumes ($61.2 million), lower labor ($12.6 million), energy ($8.9 million), and maintenance costs ($7.0 million), a weaker Canadian dollar ($4.0 million) and the benefits of our cost reduction initiatives, partially offset by reduced benefits from our Canadian dollar hedging program ($18.8 million), higher wood costs ($8.6 million), and higher chemical costs ($1.2 million).
Employee termination costs were higher in the first quarter of 2007 due to severance and pension settlement losses that exceeded the pension curtailment losses recorded in the first quarter of 2006. Please refer to the discussion of “Corporate and Other” for a more detailed analysis of employee termination costs.

BOWATER INCORPORATED AND SUBSIDIARIES
Distribution costs were lower in the first quarter of 2007 as compared to the first quarter of 2006, primarily as a result of the reduced shipments of product and reduced lumber duties.
Gain on disposition of assets relates primarily to land sales. The increase is due to higher land sales in the first quarter of 2007 compared to the first quarter of 2006.
Segment Results of Operations
During the third quarter of 2006, we announced that we had realigned our organizational structure to move from a divisional organization to a functional organization that supports and focuses on our multi-line manufacturing and sales across our mill base. As a result of this organizational realignment, our reportable segments have been changed to reflect how we internally manage our business. This Management’s Discussion and Analysis reflects our new reportable segments which are coated papers, specialty papers, newsprint, market pulp, and lumber. Prior year information has been recast to the current year presentation.
In general, our products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates.

BOWATER INCORPORATED AND SUBSIDIARIES
Coated Papers

	Three Months Ended March 31,
	2007	2006	2007 vs. 2006

Average price (per short ton)	$710	$795	$(85)
Shipments (thousands of short tons)	181.1	192.4	(11.3)
Downtime (thousands of short tons)	10.1	16.8	(6.7)
Inventory at end of the quarter (thousands of short tons)	50.5	46.3	4.2

(In millions)

Sales	$128.5	$152.9	$(24.4)
Segment income	8.6	21.7	(13.1)

Significant items that improved (lowered) segment income:
Product pricing			$(14.8)
Shipment volume			(9.6)

Change in total sales			(24.4)
Manufacturing costs			10.7
Distribution costs			0.3
Selling and administrative expenses			0.3

			$(13.1)

Three months ended March 31, 2007 versus March 31, 2006
Sales decreased in the first quarter of 2007 as compared to the first quarter of 2006 primarily as a result of decreased product pricing in coated papers and slightly lower shipments. Our average transaction price decreased 10.7% and our coated mechanical papers shipments decreased 5.9% in the first quarter of 2007 as compared to the first quarter of 2006. North American demand for coated mechanical papers was down significantly in January, but we saw slight demand increases in February and March. The demand increases in February and March only partially offset the decline in January. The upcoming postal rate increase in May 2007 is expected to have a negative impact on demand for coated mechanical grades for a short period of time. Typically, customers adopt cost-containment measures such as shifting to different basis weights or grades of paper such as supercalendered grades following a postal rate increase.
Segment income decreased in the first quarter of 2007 as compared to the first quarter of 2006 primarily as a result of lower sales, as noted above. These declines were partially offset by lower manufacturing costs including lower volumes ($6.3 million), lower maintenance ($1.6 million), energy ($0.7 million) and chemical costs ($0.6 million) and lower depreciation ($0.9 million). These decreased manufacturing costs were partially offset by higher labor ($1.3 million) and wood costs ($0.4 million).
Coated Papers Third Party Data: U.S. consumer magazine advertising pages increased 1.0% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. North American demand for coated mechanical papers decreased 0.6 % in the three months ended March 31, 2007 compared to the same period in 2006.

BOWATER INCORPORATED AND SUBSIDIARIES
Specialty Papers

	Three Months Ended March 31,
	2007	2006	2007 vs. 2006

Average price (per short ton)	$653	$655	$(2)
Shipments (thousands of short tons)	216.3	199.8	16.5
Downtime (thousands of short tons)	5.8	—	5.8
Inventory at end of the quarter (thousands of short tons)	56.5	34.9	21.6

(In millions)

Sales	$141.2	$130.9	$10.3
Segment loss	(8.7)	(8.2)	(0.5)

Significant items that improved (lowered) segment loss:
Product pricing			$(0.7)
Shipment volume			11.0

Change in total sales			10.3
Manufacturing costs			(9.1)
Distribution costs			(1.8)
Selling and administrative expenses			0.1

			$(0.5)

Three months ended March 31, 2007 versus March 31, 2006
Sales increased in the first quarter of 2007 as compared to the first quarter of 2006 primarily as a result of an 8.3% increase in shipments of specialty papers partially offset by a slight decrease in product pricing. We continue to shift machine capacity from newsprint to specialty papers. We announced that paper machine No. 4 at our Thunder Bay, Ontario facility will resume operation in May 2007. The quality assets and unique multiple fiber furnishes available at this mill provide us with the opportunity to produce a variety of specialty grades. As discussed in the “Coated Papers” section, we expect the postal rate increase in May to have a short-term impact on demand for our specialty products as customers adopt cost-containment measures such as shifting to different basis weights or grades of paper such as supercalendered grades following a postal rate increase.
Segment loss increased in the first quarter of 2007 as compared to the first quarter of 2006 primarily as a result of higher manufacturing costs and higher distribution costs, partially offset by increased sales discussed above. The higher manufacturing costs consisted of higher wood and fiber costs ($4.5 million), reduced benefits from our Canadian dollar hedging program ($4.1 million), higher volumes ($3.6 million), and higher depreciation ($3.0 million), partially offset by lower energy costs ($5.5 million) and a weaker Canadian dollar ($1.2 million).
Inventory levels were higher at the end of the first quarter of 2007 as compared to the first quarter of 2006 due to increased capacity and a weaker market.
Specialty Papers Third Party Data: North American demand for supercalendered high gloss papers was up 6.0%; for lightweight or directory grades was up 5.3%; and for standard uncoated mechanical papers was down 5.1 % in the three months ended March 31, 2007 compared to the same period in 2006.

BOWATER INCORPORATED AND SUBSIDIARIES
Newsprint

	Three Months Ended March 31,
	2007	2006	2007 vs. 2006

Average price (per metric ton)	$618	$622	$(4)
Shipments (thousands of metric tons)	489.9	600.4	(110.5)
Downtime (thousands of metric tons)	63.0	42.1	20.9
Inventory at end of the quarter (thousands of metric tons)	93.5	75.7	17.8

(In millions)

Sales	$302.9	$373.5	$(70.6)
Segment (loss) income	(4.1)	17.8	(21.9)

Significant items that improved (lowered) segment (loss) income:
Product pricing			$(1.2)
Shipment volume			(69.4)

Change in total sales			(70.6)
Manufacturing costs			44.1
Distribution costs			3.5
Selling and administrative expenses			1.1

			$(21.9)

Three months ended March 31, 2007 versus March 31, 2006
Sales decreased in the first quarter of 2007 as compared to the first quarter of 2006 primarily as a result of slightly lower product pricing and lower shipments of newsprint. Our average newsprint transaction price for all markets was slightly lower in the first quarter of 2007 compared to the first quarter of 2006. The slight decrease reflects a $30 per metric ton reduction in North American newsprint pricing, offset by modest increases in the international markets. Newsprint shipments were 18.4% lower in the first quarter of 2007 when compared to the first quarter of 2006 as we continue to match production to our orders and continue the shift of machine capacity from newsprint to specialties. Additionally, we temporarily curtailed production at our Gatineau and other facilities in the first quarter of 2007 due to weak demand of newsprint. In the first quarter of 2007, we had total downtime of 63,000 metric tons, including 10,000 metric tons of maintenance downtime primarily related to a major machine rebuild at one of our sites. We will continue to match production to our orders.
Segment income decreased to a segment loss in the first quarter of 2007 as compared to the first quarter of 2006 primarily as a result of lower sales noted above, partially offset by lower manufacturing and distribution costs. Manufacturing costs were lower as a result of lower volumes ($39.9 million), lower labor ($6.3 million) and maintenance costs ($4.6 million), lower depreciation expense ($3.3 million), and a weaker Canadian dollar ($1.4 million), partially offset by higher wood costs, particularly increased recycled fiber costs ($9.5 million), reduced benefits from our Canadian dollar hedging program ($7.5 million), and higher chemical costs ($1.4 million).
Inventory levels increased 23.5% at the end of the first quarter of 2007 as compared to the same period in 2006 due to higher mill and export warehouse inventory levels.
Newsprint Third Party Data: In the three months ended March 31, 2007, total U.S. demand and consumption of newsprint decreased 12.6% and 12.2%, respectively, as compared to the same period last year. North American net exports of newsprint were 4.3% higher than 2006 levels. Total inventories (North American mills and users) at

BOWATER INCORPORATED AND SUBSIDIARIES
March 31, 2007 were 1.3 million metric tons, or 4.2%, higher than March, 31 2006. At March 31, 2007 and 2006, the days of supply at the U.S. daily newspapers was 42 days. The North American operating rate was 94% for the three months ended March 31, 2007. Newspaper advertising linage declined 6.3% when compared to the first quarter of 2006.
Market Pulp

	Three Months Ended March 31,
	2007	2006	2007 vs. 2006

Average price (per metric ton)	$629	$523	$106
Shipments (thousands of metric tons)	211.7	247.4	(35.7)
Downtime (thousands of metric tons)	6.5	4.1	2.4
Inventory at end of the quarter (thousands of metric tons)	54.6	86.3	(31.7)

(In millions)

Sales	$133.1	$129.4	$3.7
Segment income	18.7	0.3	18.4

Significant items that improved (lowered) segment income:
Product pricing			$21.5
Shipment volume			(17.8)

Change in total sales			3.7
Manufacturing costs			15.3
Distribution costs			0.3
Selling and administrative expenses			(0.9)

			$18.4

Three months ended March 31, 2007 versus March 31, 2006
Sales of market pulp increased in the first quarter of 2007 as compared to the same period in 2006 as a result of higher product pricing which was partially offset by lower shipments. Our average price for market pulp was 20.3% higher in the first quarter of 2007 compared to same time period in 2006. This increase reflects improved North American demand. Our shipments decreased 14.4% and our inventories decreased 36.7% compared to 2006, due to reduced production from our Thunder Bay facility as a result of the permanent shut of our “A” kraft pulp mill at this site in May 2006. Mill inventories remain at very low levels, particularly in softwood grades, and consumer inventories are near record lows. Currently, softwood grades have better market dynamics than hardwood grades, and we are shifting more of our production to softwood.
Segment income increased in the first quarter of 2007 as compared to the same period in 2006 primarily as a result of higher product pricing, as noted above, and lower manufacturing costs. The lower manufacturing costs consisted of lower volumes ($8.6 million), lower labor ($3.5 million), energy, primarily as a result of an energy rebate at our Thunder Bay, Ontario facility ($3.2 million), and wood costs ($1.1 million) and a weaker Canadian dollar ($0.6 million), partially offset by reduced benefits from our Canadian dollar hedging program ($4.5 million).
The $20 per metric ton price increased in softwood and a $30 per metric ton fluff pulp increase announced in January 2007 have been in effect for our North American customers since April 1, 2007.

BOWATER INCORPORATED AND SUBSIDIARIES
Market Pulp Third Party Data: World demand for market pulp decreased 1.0 % in the three months ended March 31, 2007 compared to the same period last year. World producers shipped at 91% of capacity during the three months ended March 31, 2007 compared to 97 % during the same period in 2006.
Lumber

	Three Months Ended March 31,
	2007	2006	2007 vs. 2006

Average price (per mbf)	$273	$351	$(78)
Shipments (millions of mbf)	229.8	275.0	(45.2)
Downtime (millions of mbf)	25.0	57.9	(32.9)
Inventory at end of the quarter (millions of mbf)	50.2	62.0	(11.8)

(In millions)

Sales	$62.8	$96.5	$(33.7)
Segment (loss) income	(13.6)	1.3	(14.9)

Significant items that improved (lowered) segment (loss) income:
Product pricing			$18.3)
Shipment volume			(15.4)

Change in total sales			(33.7)
Manufacturing costs			13.0
Distribution costs			5.4
Selling and administrative expenses			0.4

			$(14.9)

Three months ended March 31, 2007 versus March 31, 2006
Sales decreased in the first quarter of 2007 as compared to the same period in 2006 as a result of a 22.2% lumber price decrease due primarily to a weaker U.S. housing market. Our lumber shipments decreased 16.4% in the first quarter of 2007 compared to the same period in 2006 mainly as a result of sawmills that were sold in the second quarter of 2006 and the restrictions imposed by quotas under the Softwood Lumber Agreement between the U.S. and Canada. Inventory was lower at the end of the first quarter of 2007 as compared to the first quarter of 2006 due to the sale of two of our sawmills in 2006 and reduced production.
Segment income decreased to a segment loss in the first quarter of 2007 as compared to the same period in 2006 as a result of lower sales discussed above, partially offset by lower distribution and manufacturing costs. The lower distribution costs are primarily due to a reduction in lumber duties paid to the U.S. Department of Commerce in the first quarter of 2007 with the agreement that was reached in October 2006 regarding Canadian softwood lumber exports to the U.S. The decrease in manufacturing costs consisted of lower volumes ($8.0 million), lower wood ($4.6 million) and maintenance costs ($0.9 million), and a weaker Canadian dollar ($0.9 million), partially offset by reduced benefits from our Canadian dollar hedging program ($2.6 million).
Lumber Third Party Data: U.S. housing starts decreased 23.0% in the first quarter of 2007 as compared to the same period last year.

BOWATER INCORPORATED AND SUBSIDIARIES
Corporate and Other
We exclude the gain on disposition of assets and employee termination costs from our internal review of product line results. Also excluded from our product line review are corporate and other items which include timber sales and general and administrative expenses. These items are analyzed separately from our product line results. The following table is included in order to facilitate the reconciliation of our product line sales and segment income (loss) to our total sales and operating income on our Consolidated Statements of Operations.

	Three Months Ended March 31,
(In millions)	2007	2006	Change

Corporate and Other:
Sales	$3.1	$10.0	$(6.9)
Operating (loss) income:
Net gain on disposition of assets	$57.9	$28.8	$29.1
Employee termination costs	(7.2)	(4.4)	(2.8)
Corporate and other	(26.5)	(17.5)	(9.0)
Net gain on disposition of assets: During the three months ended March 31, 2007, Bowater recorded a net pre-tax gain of $57.9 million related primarily to the sale of timberlands. During the first quarter of 2007, we completed the sale of approximately 52,200 acres of timberlands and other assets for proceeds of $64.6 million. During the first three months of 2006, we sold approximately 24,300 acres of timberlands and other assets for proceeds of $36.8 million.
Employee termination costs: During the first quarter of 2007, we recorded $7.2 million of employee termination costs, primarily as a result of a $4.5 million settlement loss associated with lump sum payments made to terminated employees. The balance of the charge is related to severance for a number of employees during the first quarter of 2007. During the first quarter of 2006, we recorded $4.4 million of net curtailment losses related to the termination of employees upon the permanent closure of our Thunder Bay “A” kraft pulp mill.
Corporate and other: The decrease in sales for the three months of 2007 as compared to the same period in the prior year is due to lower timber sales as a result of our timberland sales. The increase in operating loss during the three months ended March 31, 2007 is primarily due to increased share-based compensation expense ($3.4 million) and merger related costs ($2.3 million).
Interest Expense
Interest expense decreased $2.1 million from $49.4 million for the first quarter of 2006 to $47.3 million for the first quarter of 2007. This decrease is primarily attributable to lower average debt balances during the 2007 period.
Income Taxes
Our effective tax rate, which resulted in the recording of a tax provision on a pre-tax loss, was (6.4)% for the first quarter of 2007 as compared to (422.6)% during the same period last year. We established a valuation allowance against our Canadian deferred tax assets in 2005. Our Canadian operations have continued to experience operating losses since then. Consequently, income tax benefits and tax credits of $13.0 million and $13.5 million which arose primarily from operating losses at certain Canadian operations during the first three months of 2007 and 2006, respectively, were entirely offset by tax charges to increase our tax valuation allowance.
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in Canada. Upon consolidation, such income and gains are eliminated, but we are still liable for the Canadian taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in

BOWATER INCORPORATED AND SUBSIDIARIES
exchange rates on our effective tax rate. Additionally, we will probably not be recording income tax benefits on any 2007 operating losses generated in Canada, which would have the impact of increasing our overall effective income tax rate in future periods. To the extent that our Canadian operations become profitable, the impact of this valuation allowance would lessen or reverse and positively impact our effective tax rate in those periods.
On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN48”). FIN 48 clarifies the accounting uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes recognized by prescribing the threshold a tax position is required to meet before being recognized in the financial statements. The adoption of FIN 48 resulted in a cumulative effect adjustment to credit our opening retained deficit balance by $2.3 million.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash provided from operations and available borrowings under our credit facilities, which are discussed in more detail below. We periodically review timberland holdings and sell timberlands. In the first three months of 2007, the sale of timberlands and other assets generating proceeds of $64.6 million has been a significant source of liquidity. Since late 2005, we have generated approximately $440 million of proceeds and expect over $100 million in proceeds from this program by the end of 2007. We believe that cash from operations and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations, capital expenditures and dividend payments on a stand-alone basis for the next twelve months.
Cash (Used for) Provided by Operations
During the first three months of 2007 and 2006, Bowater had a net loss of $35.4 million and $18.8 million, respectively. Cash used for operating activities totaled $15.7 million in the first three months of 2007 compared to cash provided by operating activities of $22.0 million during the same period of 2006. The decrease in cash provided by operations was primarily related to lower sales for most of our products. As noted in the discussion of our segment results of operations, transaction prices and shipments were lower for the majority of our products and newsprint production has been curtailed as a result of the lowered newsprint demand.
Working capital negatively impacted our cash flows from operations in the first three months of 2007 through an increase in inventories, which resulted primarily from a decrease in shipments of our products, and a decrease in accounts payable and accrued liabilities due to the timing of payments. These working capital changes were partially offset by a decrease in accounts receivable which was primarily due to lower sales.
Cash Provided by (Used for) Investing Activities
Cash provided by investing activities totaled $29.5 million for the first three months of 2007, and cash used for investing activities totaled $0.7 million for the first three months of 2006. The increase in cash provided by investing activities during the first three months of 2007 is due primarily to increased proceeds from land sales as well as decreased investment in our capital assets. Capital expenditures include compliance, maintenance and return-based projects. We expect to spend approximately $125 million on similar capital projects during the remaining nine months of 2007. In connection with the combination with Abitibi, we spent $9.2 million for direct acquisition costs during the first three months of 2007.
Cash Used for Financing Activities
Cash used for financing activities totaled $14.4 million and $28.8 million for the first three months of 2007 and 2006, respectively. Bowater paid cash dividends of $11.3 million and made net payments of $3.1 million on its long-term debt during the first three months of 2007.

BOWATER INCORPORATED AND SUBSIDIARIES
Short-term Financing
As of March 31, 2007, we had available borrowings under our credit facilities as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
Short-Term Bank Debt	Commitment	Outstanding	Available (1)	Date	Rate (2)
	(in millions except for dates and interest rates)
U.S. Credit Agreement	$415.0	$—	$347.5	05/11	8.75%
Canadian Credit Agreement	165.0	—	132.1	05/08	n/a

	$580.0	$—	$479.6

(1)	The commitment available under each of the revolving credit facilities is subject to collateral requirements and covenant restrictions as described below and is reduced by outstanding letters of credit of $67.5 million for the U.S. and $32.9 million for Canada. Commitment fees for unused portions of the U.S. and Canadian facilities are 50 basis points and 25 basis points, respectively.

(2)	Borrowings under the revolving credit facilities incur interest based, at our option, on specified market interest rates plus a margin. We had borrowings under our U.S. credit agreement during the first quarter of 2007. These borrowings were fully repaid during the quarter. We had no outstanding borrowings under our Canadian credit agreement during the first quarter of 2007.
Financial covenants under both our U.S. Credit Agreement and our Canadian Credit Agreement are based upon our consolidated financial results and consist of the following two ratios:
i.	a maximum ratio of senior secured indebtedness (including all advances and letters of credit under the U.S. and Canadian facilities, and any other indebtedness secured by assets of Bowater and its subsidiaries) to EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) of 1.25 to 1; and

ii.	a minimum ratio of EBITDA (defined as EBITDA, plus gains (or minus losses) from asset dispositions) to interest expense of 2.00 to 1.
We believe we are in compliance with all of our covenants and other requirements set forth in our credit facilities.
Employees
As of March 31, 2007, Bowater employed approximately 7,000 people, of whom approximately 4,700 were represented by bargaining units. Our unionized employees in the U.S. are represented predominantly by the United Steelworkers Union and in Canada predominantly by the Communications, Energy and Paper Union. Labor agreements covering approximately 390 employees in the U.S. paper mills expire in 2007. A labor agreement covering approximately 150 employees at our Mokpo facility expires in 2007.
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
On February 21, 2007, the union members at our Thunder Bay, Ontario facility ratified an agreement that is expected to result in approximately CDN$16.0 million in annual labor savings. This plan was one of the cost reduction measures considered in making the decision to resume operation of a paper machine at our Thunder Bay facility in May 2007. As a result of a mill-wide restructuring of this facility, 157 jobs will be eliminated. This reduction in jobs is partially offset by the recall of 40 previously laid-off employees as a result of the restart of one of the paper machines at this facility in May 2007.

BOWATER INCORPORATED AND SUBSIDIARIES
At our Gatineau, Quebec mill approximately 180 jobs will be eliminated in a mill-wide restructure to improve the cost competitiveness of the mill. One of the three machines is temporarily idled due to a combination of elevated costs for recycled fiber and insufficient demand for our newsprint product. In the event the idled machine is restarted, a portion of these employees would be recalled back to work.
Exchange Rate Fluctuation Effect on Earnings
Canadian Dollar
Nearly half of our manufacturing costs and certain financial liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our tax and other financial liabilities denominated in Canadian dollars, our hedging levels, and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar would reduce our earnings, which are reported in U.S. dollar terms. The impact of a one-cent increase in the Canadian dollar exchange rate on our operating income is discussed below in “Exchange Rate Hedging Programs — Canadian Dollar Forward Contracts.”
British Pound Sterling
We have entered into sales agreements denominated in British pound sterling, representing less than 5% of our first quarter 2007 sales. Accordingly, changes in the British pound sterling-U.S. dollar exchange rate impact the amount of revenues we recognize. The magnitude and direction of the impact primarily depends on our sales volume under these sales agreements, our hedging levels, and the magnitude, direction and duration of changes in the British pound sterling-U.S. dollar exchange rate. Decreases in the value of the British pound sterling versus the U.S. dollar would reduce our sales, which are reported in U.S. dollar terms.
Exchange Rate Hedging Programs
Canadian Dollars Forward Contracts
We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. Under the exchange rates, hedging levels and operating conditions that existed at March 31, 2007, for every one-cent increase in the Canadian-U.S. dollar exchange rate, our operating income, before currency hedging, for the three months ended March 31, 2007 would have been reduced by approximately $3.4 million. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. Based on exchange rates, hedging levels and operating conditions projected for 2007, we project that a one-cent increase in the Canadian dollar exchange rate would reduce our operating income for the year ended December 31, 2007, before currency hedging, by approximately $14.9 million.
At March 31, 2007, we had approximately $0.2 million of unrealized gains recorded on our Canadian dollar hedging program compared to approximately $0.4 million of unrealized losses at December 31, 2006. Hedging contracts outstanding at March 31, 2007 have been established to hedge forecasted transactions through the second quarter of 2007. As of March 31, 2007, the fair value of our outstanding Canadian dollar forward contracts, which have a notional value of $8.0 million, is an asset of $0.2 million. Recently, we have been entering into short-term hedging contracts that extend out only a few months at a time. For a description of our hedging activities, see Note 9 to our Consolidated Financial Statements.
British Pound Sterling Forward Contracts
Beginning in the first quarter of 2007, we entered into currency forward contracts to attempt to partially limit our exposure to British pound sterling-U.S. dollar exchange rate fluctuations. We expect exchange rate fluctuations to continue to impact revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. All of the existing contracts will

BOWATER INCORPORATED AND SUBSIDIARIES
mature on or before December 2007. Based on exchange rates, hedging levels and operating conditions projected for 2007, we project that a one-cent increase in the British pound sterling exchange rate would reduce our sales for the year ended December 31, 2007, before currency hedging, by approximately $0.5 million.
These contracts do not currently qualify for hedge accounting treatment and have been adjusted to fair value through the Consolidated Statement of Operations. Approximately $0.1 million of pre-tax gains were recognized for the three months ended March 31, 2007 for contracts that we purchased to economically hedge forecasted sales expected to occur in 2007. Hedging contracts outstanding at March 31, 2007 have been established to hedge forecasted transactions through the fourth quarter of 2007. As of March 31, 2007, the fair value of our outstanding British pound sterling forward contracts, which have a notional value of $38.9 million, is an asset of $0.1 million. For a description of our hedging activities, see Note 9 to our Consolidated Financial Statements.
Commodity Hedging Program
Natural Gas Swap Agreements
Beginning in the third quarter of 2006, we entered into natural gas swap agreements under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our hedged natural gas costs are billed to us based on a publicly traded index plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in those indices by contractually exchanging the publicly traded index upon which we are billed for a fixed index of natural gas cost. The swap agreements, which did not qualify for hedge accounting treatment during the first quarter of 2007, have been adjusted to fair value through the Consolidated Statement of Operations. As a result, approximately $0.8 million of pre-tax gains were recognized for the three months ended March 31, 2007 for contracts that we purchased to economically hedge forecasted transactions expected to occur in 2007 and 2008. For a description of our natural gas hedging activities, see Note 9 to our Consolidated Financial Statements. As of March 31, 2007, the fair value of our outstanding natural gas swap agreements, which have a notional amount of $7.8 million, is an asset of $0.8 million. For a description of our hedging activities, see Note 9 to our Consolidated Financial Statements.
Recent Accounting Pronouncements
Fair Value Measurements
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of this statement on our results of operations and financial position.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The decision to elect the fair value option may be applied on an instrument by instrument basis, with a few exceptions, is irrevocable, unless a new election date occurs, and is applied to entire instruments only, not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 1, 2007. We are currently evaluating the impact of this statement on our results of operations and financial position.

BOWATER INCORPORATED AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We have manufacturing operations in the United States, Canada and Korea and sales offices located throughout the world. As a result, we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. Approximately 40% of our pulp and paper production capacity and a significant portion of our lumber production are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See the information set forth under “Item 1A — Risks Factors – Currency fluctuations may adversely affect our results of operations and financial condition and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs” in Part II of this Form 10-Q and under section “Exchange Rate Fluctuation Effect on Earnings” for further information on foreign exchange risks related to our sales and operating costs. To reduce our exposure to differences in Canadian dollar and British pound sterling exchange rate fluctuations, we periodically enter into and designate Canadian dollar forward contracts and British pound sterling forward contracts to hedge certain of our forecasted Canadian dollar cash outflows and British pound sterling cash inflows, respectively. We estimate the monthly forecasted Canadian dollar outflows on a rolling 24-month basis and, depending on the level of the Canadian dollar, hedge the first monthly Canadian dollar outflows of manufacturing costs up to 90% of such monthly forecasts in each of the first twelve months and up to 80% in the following twelve months of total forecasted Canadian dollar outflows. At March 31, 2007, we had a notional amount of $8.0 million of Canadian dollar forward contracts outstanding. We are not currently entering into new hedging agreements beyond the next three months. We estimate the monthly forecasted British pound sterling inflows on an annual basis and, depending on the level of the British pound sterling, hedge the first monthly British pound sterling inflows of sales up to 50% of such monthly forecasts of British pound sterling inflows. At March 31, 2007, we had a notional amount of $38.9 million of British pound sterling contracts outstanding. Information regarding the carrying value and fair market value of the outstanding contracts is set forth in Note 9 to our Consolidated Financial Statements.
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate and variable-rate long-term debt and our short-term variable-rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We have a mix of fixed-rate and variable-rate borrowings. At March 31, 2007, we had $1,993.9 million of fixed-rate long-term debt and $267.9 million of short- and long-term variable-rate debt. The fixed-rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable-rate short- and long-term debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our outstanding short and long-term variable-rate debt, a 100 basis-point increase in interest rates would have increased our quarterly interest expense in the first quarter of 2007 by approximately $0.7 million.
Commodity Price Risk
We purchase significant amounts of energy, chemicals, wood fiber and recovered paper to supply our manufacturing facilities. These raw materials are market-priced commodities and, as such, are subject to fluctuations in market prices. Increases in the prices of these commodities will tend to reduce our reported earnings and decreases will tend to increase our reported earnings. From time to time, we may enter into contracts aimed at securing a stable source of supply for commodities such as timber, wood fiber, energy, chemicals and recovered paper. These contracts typically require us to pay the market price at the time of purchase. Thus under these contracts we generally remain subject to market fluctuations in commodity prices. In order to offset some of this inherent risk for energy, we have also entered into natural gas swap arrangements. The natural gas swap agreements allow us to minimize the effect of fluctuations

BOWATER INCORPORATED AND SUBSIDIARIES
in those indices by contractually exchanging the publicly traded index upon which we are billed for a fixed index of natural gas cost.
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
(b)	Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BOWATER INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
a.	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

b.	On September 30, 2005, the Ministry of Justice of the Province of Quebec (MOJ) cited one of our subsidiaries, Bowater Canadian Forest Products, Inc. (BCFPI), in connection with effluent water quality of the Dolbeau mill. BCFPI settled this citation on March 29, 2007, by agreeing to pay a fine and costs totaling CDN $158,000 (approximately US $136,000). The Dolbeau mill has taken steps to improve its effluent quality and has experienced only two other exceedences since January 1, 2005.

c.	There have been no other material developments to the legal proceedings described in our annual report on Form 10-K filed on March 1, 2007.
Item 1A. Risk Factors.
The following risk factors are intended to update the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.
We face intense competition in the forest products industry and the failure to compete effectively would have a material adverse effect on our business, financial condition and results of operations.
     We compete with numerous forest products companies, some of which have greater financial resources than we have. There has been a continued trend towards consolidation in the forest products industry, leading to new global producers. These global producers are typically large, well-capitalized companies that may have greater flexibility in pricing and financial resources for marketing, investment and expansion than we have. The markets for our products are all highly competitive. Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold. While the principal basis for competition is price, we also compete on the basis of customer service, quality and product type. There has also been an increasing trend toward consolidation among our customers. With fewer customers in the market for our products, our negotiation position with these customers could be weakened.
     In addition, our industry is capital intensive, which leads to high fixed costs. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. Global newsprint capacity, particularly Chinese and European newsprint capacity, has been increasing, which is expected to result in lower prices, lower volumes or both for our exported products. We believe that new hardwood pulp capacity at South American pulp mills has unit costs that are significantly below those of our hardwood kraft pulp mills. Other actions by competitors, such as reducing costs or adding low-cost capacity, may adversely affect our competitive position in the products we manufacture and, consequently, our sales, operating income and cash flows. We may not be able to compete effectively and achieve adequate levels of sales and product margins. If we are unable to compete effectively, such failure would have a material adverse effect on our business, financial condition and results of operations.

BOWATER INCORPORATED AND SUBSIDIARIES
Our substantial indebtedness could adversely affect our financial health, and our efforts to reduce this indebtedness may not be successful.
     As of March 31, 2007, we had outstanding total debt of $2,261.8 million, none of which is secured debt, and shareholders’ equity of $796.0 million. Our substantial amount of debt could have important negative consequences. For example, it could:
•	limit our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt;

•	reduce funds available for operations, future business opportunities or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.
     Our credit facilities, the indentures governing our various notes, debentures and other debt securities and the terms and conditions of our other indebtedness may permit us or our subsidiaries to incur or guarantee additional indebtedness, including secured indebtedness in some circumstances. To the extent we incur additional indebtedness, some or all of the risks discussed above will increase.
Developments in alternative media could continue to adversely affect the demand for our products.
     Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television and the Internet, instead of newsprint, coated paper, uncoated specialty papers or other products made by us. The North American and global economies and the demand for certain of our products weakened significantly over the course of the last several years. For example, industry statistics indicate that North American newsprint consumption has been declining. We believe that this decline in demand could continue due to conservation measures taken by publishers, reduced North American newspaper circulation, less space devoted to advertising and substitution to other uncoated mechanical grades. As a result of such competition, we have experienced decreased demand for some of our existing pulp and paper products in North America. As the use of these alternatives grows, demand for pulp and paper products is likely to further decline in North America.
     These changing industry conditions could influence us to idle or permanently close individual machines or entire mills and incur impairment charges. We continue to curtail newsprint production at our Thunder Bay, Ontario; Gatineau, Quebec and other mills. If market conditions continue to worsen, it may be necessary to curtail production or permanently shut down machines or facilities. Curtailments or shutdowns could result in goodwill or asset write-downs at the affected facilities and could negatively impact our cash flows and materially affect our results of operations and financial condition.
The forest product industry is highly cyclical. Fluctuations in the prices of and the demand for our products could result in smaller profit margins and lower sales volumes.
     The forest product industry is highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. Most of our paper products are commodities that are widely available from other producers and even our commercial printing paper is susceptible to these fluctuations. Because our commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture and distribute and, consequently, our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general economic conditions in North America and worldwide, as well as competition from electronic substitution.

BOWATER INCORPORATED AND SUBSIDIARIES
Our manufacturing businesses may have difficulty obtaining fiber at favorable prices, or at all.
     Fiber is the principal raw material used by us, comprising, for the first quarter 2007, approximately 10.6% of cost of sales, excluding depreciation, amortization and cost of timber harvested. We use both virgin fiber (wood chips and logs) and recycled fiber (old newspapers and magazines) as fiber sources for our paper mills. Wood fiber is a commodity and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States and Canada. In addition, future domestic or foreign legislation, litigation advanced by aboriginal groups and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by fire and fire prevention, insect infestation, disease, ice storms, wind storms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to market influences and our cost of wood fiber may increase in particular regions due to market shifts. Pricing of recycled fiber has recently been increasing. For example, prices of old newspapers have increased from an average of $90 per ton in December of 2006 to $100 per ton on February 1, 2007, and to $130 per ton on March 1, 2007. We believe that these price increases are related to expanding paper and packaging capacity in Asia, as well as strong North American demand, and that prices may remain at elevated levels. Any sustained increase in fiber prices would increase our operating costs and we may be unable to increase prices for our products in response.
     Although we believe that the balance of fiber supply between our internal sources and the open market is adequate to support our current wood products and paper and pulp production requirements, there is no assurance that access to fiber will continue at the same levels achieved in the past. The cost of softwood fiber and the availability of wood chips may be affected. If our cutting rights pursuant to the forest licenses or forest management agreements are reduced or if any third-party supplier of wood fiber stops selling or is unable to sell wood fiber to us, our financial condition and operating results would suffer.
An increase in the cost of our purchased energy, chemicals and other raw materials would lead to higher manufacturing costs, thereby reducing our margins.
     Our operations consume substantial amounts of energy such as electricity, natural gas, fuel oil, coal and wood waste. We buy energy and raw materials, including chemicals, wood, recovered paper and other raw materials, primarily on the open market. The prices for raw materials and energy are volatile and may change rapidly, directly affecting our results of operations. The availability of raw materials and energy may also be disrupted by many factors outside our control, adversely affecting our operations. Energy comprised approximately 15.5% of cost of sales, excluding depreciation, amortization and cost of timber harvested for our business during the first quarter of 2007. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years and prices for 2005 and 2006 exceeded historical averages. As a result, fluctuations in energy prices impact our manufacturing costs and contribute to earnings volatility. Additionally, we are a major user of renewable natural resources such as water and wood. Accordingly, significant changes in regional climate (e.g., drought) and agricultural diseases or infestation could affect our financial condition and results of operations. The volume and value of timber that we can harvest or purchase may be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, flooding, other weather conditions and other causes. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes. Also, we can provide no assurance that we will be able to maintain our rights to utilize water or to renew them at conditions comparable to those currently in effect.
     For our commodity products, the relationship between industry supply and demand for these products, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass along increases in our operating costs to our customers. Any sustained increase in energy, chemical or raw material prices without any corresponding increase in product pricing would reduce our operating margins and potentially require us to limit or cease operations of one or more of our machines.
Currency fluctuations may adversely affect our results of operations and financial condition and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs.

BOWATER INCORPORATED AND SUBSIDIARIES
     We compete with North American, European and Asian producers in most of our product lines. Our products are sold and denominated in U.S. dollars, Canadian dollars and selected foreign currencies. In addition to the impact of product supply and demand, changes in the relative strength or weakness of the U.S. dollar may also affect international trade flows of these products. A stronger U.S. dollar may attract imports into North America from foreign producers, increase supply and have a downward effect on prices, while a weaker U.S. dollar may encourage U.S. exports and increase manufacturing costs that are in Canadian dollars or other foreign currencies. Variations in the exchange rates between the U.S. dollar and other currencies, particularly the Euro and the currencies of Canada, Sweden, Finland and certain Asian countries, will significantly affect our competitive position compared to many of our competitors. Also, if the Canadian dollar remains strong for an extended period of time, it could influence the foreign exchange rate assumptions that we use in our evaluation of goodwill impairment and, consequently, result in goodwill impairment charges.
     We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects.
We could experience disruptions in operations and/or increased labor costs due to labor disputes.
     We are one of the largest employers in the Canadian pulp and paper sector and have one of the sector’s largest representation by unions. A significant number of our collective bargaining agreements with respect to our newsprint and commercial printing paper operations in Eastern Canada will expire on the same date in 2009. While relationships with the various unions generally have been good, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs which could have a material adverse effect on our business, financial condition or results of operations.
Our operations require substantial capital and we may not have adequate capital resources to provide for all of our capital requirements.
     Our business is capital intensive and requires that we regularly incur capital expenditures in order to maintain our equipment, increase our operating efficiency and comply with environmental laws. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs and capital expenditures, we would have to obtain additional funds from borrowings or other available sources or reduce or delay our capital expenditures. In addition, our debt service obligations will reduce our available cash flows. If we cannot maintain or upgrade our equipment as we require, we may become unable to manufacture products that compete effectively in one or more of our product lines.
We are exposed to changes in banking and capital markets and changes in interest rates.
     We require both short-term and long-term financing to fund our operations, including capital expenditures. Changes in banking or capital markets, or to our credit rating, could affect the cost or availability of financing. In addition, we are exposed to changes in interest rates with respect to (i) our floating rate debt and (ii) the interest rate of any new debt issues. Changes in the capital markets or prevailing interest rates can increase or decrease the cost or availability of financing.
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

BOWATER INCORPORATED AND SUBSIDIARIES
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
     We are subject to a variety of foreign, federal, state, provincial and local laws and regulations dealing with trade, employees, transportation, taxes, timber and water rights and the environment. Changes in these laws or regulations, or their interpretations or enforcement, have required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. For example, changes in environmental laws and regulations have in the past, and could in the future, require us to spend substantial amounts to comply with restrictions on air emissions, wastewater discharge, waste management and landfill sites, including remediation costs. Environmental laws are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially.
Changes in the political or economic conditions in Canada, the United States or other countries in which our products are manufactured or sold could adversely affect our results of operations.
     We manufacture products in Canada, the United States and South Korea and sell products throughout the world. Paper prices are tied to the health of the economies of North and South America, Asia and Europe, as well as to paper inventory levels in these regions. The economic and political climate of each region has a significant impact on our costs and the prices of, and demand for, our products. Changes in regional economies or political instability, including acts of war or terrorist activities, can affect the cost of manufacturing and distributing our products, pricing and sales volume, directly affecting our results of operations. Such changes could also affect the availability or cost of insurance.
We may be subject to environmental liabilities.
     We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing air emissions, wastewater discharges, harvesting, the storage, management and disposal of hazardous substances and waste, the clean-up of contaminated sites, landfill operation and closure obligations, forestry operations and endangered species habitat and health and safety matters. As an owner and operator of real estate and manufacturing and processing facilities, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability and damages to natural resources, resulting from past or present spills or releases of hazardous or toxic substances on or from our current or former properties. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of, any spill or release of hazardous or toxic substances on or from our property, or at properties where we arranged for the disposal of regulated materials. Claims may arise out of currently unknown environmental conditions or aggressive enforcement efforts by governmental or private parties.

BOWATER INCORPORATED AND SUBSIDIARIES
We have net liabilities with respect to our pension plans and the actual cost of our pension plan obligations could exceed current provisions.
     As of March 31, 2007, our defined benefit pension plans were under-funded by an aggregate of $443.8 million on a financial accounting basis. Our future funding obligations for the defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience and any changes in government laws and regulations. Any adverse change to any of these factors may require us to increase our cash contributions to our pension plans and those additional contributions could have a material adverse effect on our cash flows and results of operations.
Item 5. Other Information.
     On May 7, 2007, the parties to the Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007 among AbitibiBowater Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc. and Bowater Canada Inc., entered into a First Amendment to such combination agreement (the “First Amendment”). As amended, the combination agreement limits the number of exchangeable shares that may be issued to an amount that, when combined with exchangeable shares of a Canadian subsidiary of Bowater, is less than 20% of the total voting power of AbitibiBowater. The limit is established as a precaution to ensure that the combination remains tax deferred for U.S. resident holders of Abitibi shares. In the event that eligible Abitibi shareholders elect to receive more exchangeable shares than are available pursuant to the limit, the remainder of their shares will be exchanged for shares of AbitibiBowater common stock pro rata to their shareholdings. The First Amendment is attached hereto as Exhibit 10.1.
     On May 8, 2007, Bowater issued a press release announcing the execution of the First Amendment, which press release is attached hereto as Exhibit 99.1.
Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

10.1	First Amendment, dated as of May 7, 2007, to the Combination Agreement and Agreement and Plan of Merger dated as of January 29, 2007 among AbitibiBowater Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc. and Bowater Canada Inc. (the “First Amendment”).

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, issued May 8, 2007, announcing the execution of the First Amendment.

BOWATER INCORPORATED AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED

By	/s/ William G. Harvey

William G. Harvey
Executive Vice President and Chief
Financial Officer

By	/s/ Joseph B. Johnson

Joseph B. Johnson
Vice President and Controller
Dated: May 10, 2007

BOWATER INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description

10.1	First Amendment, dated as of May 7, 2007, to the Combination Agreement and Agreement and Plan of Merger dated as of January 29, 2007 among AbitibiBowater Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc. and Bowater Canada Inc. (the “First Amendment”).

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, issued May 8, 2007, announcing the execution of the First Amendment.