Form 10-K/A
period 2006-12-31
BOWATER INC
filed 2007-06-05
CIK 743368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

* See Explanatory Note on following page

EXPLANATORY NOTE

Bowater Incorporated is filing this Amendment No. 2 on form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on March 1, 2007 and amended on April 30, 2007, for the purpose of making minor technical revisions to (i) the paragraphs under the heading “Critical Accounting Estimates—Pension and Other Postretirement Benefit Obligations—Judgments and Uncertainties Involved in the Estimate” (on page 22 of this Amendment) and “—Goodwill—Judgments and Uncertainties Involved in the Estimate” (on pages 23 and 24 of this Amendment), both of which are contained in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (ii) “Note 2—Accounting Policies—Goodwill” in the Notes to Consolidated Financial Statements (on page 35 of this Amendment) which is contained in Item 8—Financial Statements and Supplementary Data. In addition, the registrant is also including as exhibits to this Amendment the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as set forth herein, the registrant is making no other changes to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

YEAR IN REVIEW

Business Fundamentals

We manufacture approximately four million metric tons annually of a broad range of mechanical-based printing papers—coated mechanical, mechanical specialty papers and newsprint. These products are sold to leading publishers, commercial printers and advertisers. We also sell excess pulp to paper, tissue and toweling manufacturers who do not have a sufficient supply of pulp for their own needs. We operate sawmills that produce approximately one billion board feet of lumber annually and provide a source of residual chips that we use to manufacture pulp and paper. Our lumber is sold to a diversified group of customers, namely large retailers, buying groups, distributors, wholesalers and industrial accounts.

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

Our North American manufacturing facilities are located near key domestic markets or have access to export markets. They are supported by approximately 29 million acres of timberland—about 0.8 million acres are owned or leased and the balance is under long-term cutting rights on Crown-owned land in Canada.

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

Impairment and other related charges for 2006, increased materially as compared to 2005 due to a goodwill impairment charge of $200.0 million associated with our Thunder Bay, Ontario facility, and asset impairment charges associated with our Benton Harbor operations ($27.5 million), paper machine No. 3 at our Thunder Bay facility ($18.9 million), our Ignace sawmill ($5.2 million) and our Girardville sawmill ($0.9 million). Please refer to the discussion of “Critical Accounting Estimates—Goodwill” and “Critical Accounting Estimates—Long Lived Assets” in Item 7 of this Form 10-K for information regarding the judgments and uncertainties involved in determining these impairment charges.

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

•

Canadian dollar—During 2006 the Canadian dollar rose in relation to the U.S. dollar. Since 40% of our pulp and paper production capacity is in Canada, our manufacturing costs incurred in Canadian dollars increased approximately $107.9 million when translated into U.S. dollars. We also had $61.8 million in reduced benefits from our Canadian dollar hedging program as compared to 2005.

•

Chemicals—During 2006 the cost of chemicals we use in our production process increased by $14.9 million due to an increase in the price of chemicals and more usage of chemicals due to an increase in specialty paper production.

•

Energy costs—We are a significant user of electricity, natural gas and other fossil fuels. Although our overall consumption of these energy inputs decreased in 2006, increases in electricity and fuel prices resulted in a $14.9 million increase in our total energy costs in 2006 as compared to 2005.

Employee termination costs were higher primarily due to the closure of our Benton Harbor facility, the closure of our Ignace sawmill and the organizational realignment that occurred in 2006.

Net loss in 2006 was higher compared to 2005. Our net loss in 2006 was higher as a result of the items previously discussed, especially the higher impairment charge, partially offset by an increase in other income primarily due to interest income on the lumber duty refund and a gain on foreign exchange. Our income tax provision was lower in 2006 due to a $50.6 million valuation allowance being recorded compared to a $96.7 million valuation allowance being recorded in 2005. See discussion under “Critical Accounting Estimates—Tax Valuation Allowances” for a discussion of the judgments and uncertainties involved in determining a tax valuation allowance.

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

•

Canadian dollar—During 2005, the Canadian dollar strengthened in relation to the U.S. dollar. Since over 40% of our pulp and paper production capacity is in Canada, our costs stated in U.S. dollars increased approximately $138.1 million.

•

Energy costs—We are a significant user of electricity, natural gas and other fossil fuels. Although our overall consumption of these energy inputs decreased in 2005, increases in electricity and fuel prices caused an increase in energy costs, resulting in a $28.4 million increase in our total energy costs in 2005 as compared to 2004.

•

Wood costs—We use both harvested timber and residual sawmill chips to make our pulp and paper products. The cost for harvested timber and residual chips in Canada increased in 2005 due primarily to increased fuel prices. Additionally, the fees we pay to the Canadian government for harvesting trees increased as a result of higher average lumber transaction prices. As a result of these and other factors, our wood costs increased $13.5 million in 2005 as compared to 2004.

•

Labor and repair materials—Labor costs were $10.3 million higher in 2005 as a result of increased labor and fringe rates, primarily from increased pension costs. Repair materials were $7.4 million higher, primarily as a result of increased maintenance outages in 2005.

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

Year ended 2006 compared to 2005

Sales of specialty papers increased in 2006 as compared to 2005 as a result of a 6.5% increase in our average transaction price in 2006 and a 12.1% increase in shipments. This increase in average price reflects the realization of price increases in 2006 and the introduction of a freesheet hybrid product at our Calhoun mill in June 2006 which has a higher transaction price than our other specialty paper offerings. Our increase in shipments is due to the conversion of a newsprint machine to specialty production at our Calhoun mill in July 2006 and increased shipments to customers moving from traditional freesheet grades to mechanical specialties and customers upgrading from newsprint to mechanical specialties.

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

Segment income decreased in 2005 as compared to 2004 primarily as a result of higher manufacturing costs and higher distribution costs, partially offset by higher product pricing as noted above and lower selling and administrative costs. The higher manufacturing costs were primarily due to stronger Canadian dollar ($13.7 million), a reduced benefit from our Canadian dollar hedging program ($12.3 million), lower production volumes ($6.3 million), combined with higher energy ($4.2 million), chemical ($4.0 million), wood ($1.7 million), and labor costs ($1.5 million).

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

The SLA provides for softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. The provincial governments of Ontario and Québec selected a border restriction defined as Option B in the SLA, based upon input from the manufacturers within those provinces. Option B provides for a volume quota to be established for each company within a province. These volume quotas are based on historical production and are not transferable between provinces. For our sawmills in Québec, the volume quota is in line with historical production, and we anticipate our 2007 production to be similar to what we produced in 2006. The provincial government of Ontario also based its quota allocation on historical production, but did not provide for a mechanism that addressed the needs of new entrants. As a result, the volume that we were allocated is insufficient to operate both our Ignace and Thunder Bay, Ontario sawmills; therefore, we decided to indefinitely shut our Ignace sawmill in December 2006. Based on Thunder Bay’s allocated quota, production in 2007 will be limited to approximately 65% of its annual capacity. U.S. composite prices would have to rise above $355 per thousand board feet before the quota volume restrictions would be lifted. Our average transaction price for lumber in the fourth quarter of 2006 was $280 per thousand board feet.

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

Segment income decreased in 2005 as compared to 2004 as a result of higher manufacturing costs, partially offset by higher product pricing and lower distribution and selling and administrative costs. Distribution costs were lower primarily as a result of lower duty rates on lumber shipments from Canada and the U.S. The higher manufacturing costs were primarily due to a stronger Canadian dollar ($17.1 million), higher wood costs ($8.4 million), higher labor costs ($2.2 million) and higher depreciation ($1.3 million), partially offset by higher volumes ($8.7 million) and lower repair costs ($1.1 million).

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

Impairment and other related charges: During 2006, we recorded impairment and other related charges related to impairment of goodwill at our Thunder Bay, Ontario facility ($200.0 million), the closure of our Benton Harbor, Michigan facility ($27.5 million), paper machine No. 3 ($18.9 million) at our Thunder Bay facility, our Ignace sawmill ($5.2 million), and our Girardville sawmill ($0.9 million). Please refer to the discussion of “Critical Accounting Estimates—Goodwill” and “Critical Accounting Estimates—Long Lived Assets” in Item 7 of this Form 10-K for information regarding the judgments and uncertainties involved in determining these impairment charges. For further information, see Note 5 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.

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

Income Taxes

Bowater’s effective tax rate in 2006, which resulted in net tax expense, was (17.3)% compared to an expense of (43.5)% in 2005. During 2005, based on continuing operating losses for our Canadian operations and an evaluation of available tax planning strategies, it was determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) that we would record a tax charge of $96.7 million to establish a valuation allowance against our remaining net Canadian deferred tax assets, which were primarily for loss carryforwards and tax credits in Canada. Our Canadian operations continued to experience operating losses in 2006, and a valuation allowance of $50.6 million was recorded in 2006 to reduce the income tax benefits generated by our Canadian operations. See “Critical Accounting Estimates—Tax Valuation Allowance” for a discussion of the judgments and uncertainties involved in determining a tax valuation allowance. The 2006 effective tax rate was also impacted by the goodwill impairment charge, which does not provide any tax benefit, the reversal of certain tax reserves, and the tax treatment on foreign currency gains and losses. The 2005 effective tax rate was also impacted by the tax treatment on foreign currency gains and losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity and capital resources are cash provided from operations and available borrowings under our credit facilities, which are discussed in more detail below. We periodically review timberland holdings and sell timberlands. In 2006, the sale of timberlands and other assets generating proceeds of $331.8 million has been a significant source of liquidity and, in combination with the lumber duties refund, has allowed us to reduce our total debt outstanding, net of the increase in cash by $279.5 million. Since late 2005, we have generated approximately $375 million of proceeds and expect an additional $170 million in proceeds from this program by the end of 2007. We believe that cash from operations and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations, capital expenditures, and dividend payments for the next twelve months.

Cash Provided by Operations

During 2006 and 2005, Bowater had net losses of $138.3 million and $120.6 million, respectively. Cash provided by operating activities totaled $182.3 million in 2006 compared to $169.4 million in 2005. Cash from operations increased primarily as a result of the $103.9 million refund of lumber duties and related interest and increases in product prices for most of our products. These increases were offset by a stronger Canadian dollar, lower production at our Thunder Bay mill as a result of the permanent shut of the “A” kraft pulp line, lower production and higher maintenance costs at the Calhoun mill as we converted a newsprint machine to the production of specialty papers in the second quarter of 2006 and higher costs associated with the closure of our Benton Harbor facility. (See “Product Line Information” section of our “Management’s Discussion and Analysis”.)

Working capital in 2006 was negatively impacted by an increase in accounts receivable, primarily as a result of higher product pricing from most of our products, and lower income taxes payable. The negative impact to working capital was partially offset by lower inventory levels, primarily as a result of the shut of the Thunder Bay “A” line and curtailed newsprint production at our Thunder Bay mill.

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

Cash Provided by (Used for) Investing Activities

Cash provided by (used for) investing activities totaled $130.1 million, ($91.7) million, and ($72.1) million in 2006, 2005, and 2004, respectively. The increase in cash from investing activities in 2006 as compared to 2005 is due primarily to the increased proceeds from the disposition of timberlands and other asset sales, partially offset by increased capital expenditures. The capital expenditures in 2006 of $199.1 million include $35.9 million associated with the conversion of a machine at our Calhoun mill to specialty paper production and other return-based projects of approximately $60 million for our Catawba, Calhoun, Coosa Pines and Thunder Bay facilities. The increase in cash used for investing activities in 2005 as compared to 2004 is due to increased capital expenditures partially offset by an increase in asset sales as we began our timberland asset sales program in late 2005. Capital expenditures in 2005 compared to 2004 were significantly higher as we began the conversion at our Calhoun mill in 2005 ($42 million) and other return-based projects at our Catawba, Coosa Pines, and Gatineau facilities ($33 million). Capital expenditures for all periods include compliance, maintenance, and projects to increase returns on production assets. We expect to spend approximately $150 million on similar capital projects in 2007.

Cash Used for Financing Activities

Cash used for financing activities totaled $243.6 million, $77.3 million and $40.1 million for 2006, 2005, and 2004, respectively. Bowater had net payments of $62.1 million on its short-term borrowings, net payments of $22.3 million on its long-term debt and debt repurchases of $112.8 million during 2006. We used our lumber duty refund and the majority of our increased proceeds from land and asset sales discussed above to repurchase our debt in 2006. We had net payments of $19.0 million and $132.7 million on our short-term credit facilities during 2005 and 2004, respectively. The net payments on short-term credit facilities in 2004 were primarily due to an increase in our long-term financing of $132.0 million.

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

SHORT-TERM FINANCING

At December 31, 2006, we had available borrowings under our credit facilities as follows:

Short-Term Bank Debt	Commitment	Amount Outstanding	Commitment Available(1)	Termination Date	Weighted Average Interest Rate(2)
	(in millions, except for dates and interest rates)
U.S. Credit Agreement	$415.0	$—	$347.3	05/11	n/a
Canadian Credit Agreement	$165.0	$—	$132.4	05/07	n/a

	$580.0	$—	$479.7

(1)	The commitment available under each of the revolving credit facilities is subject to collateral requirements and covenant restrictions as described below and is reduced by outstanding letters of credit of $67.7 million for the U.S. and $32.6 million for Canada. Commitment fees for unused portions of the U.S. and Canadian facilities are 50 basis points and 25 basis points, respectively.
(2)	Borrowings under the revolving credit facilities incur interest based, at our option, on specified market interest rates plus a margin. No borrowings were outstanding under these credit facilities during the year.

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

(In millions)	Total	2007	2008-2010	2011-2012	Thereafter
Long-term debt, including current installments(1)	$2,223.8	$14.9	$538.9	$997.2	$672.8
Non-cancelable operating lease obligations(2)	89.4	10.6	24.7	12.4	41.7
Purchase obligations(3)	413.2	43.8	109.7	55.4	204.3

Total contractual obligations	$2,726.4	$69.3	$673.3	$1,065.0	$918.8

(1)	Long-term debt commitments exclude related discounts and revaluation of debt of $42.7 million at December 31, 2006, as these items require no cash outlay.
(2)	We control 0.1 million acres of timberlands under long-term leases expiring 2023 to 2058. In addition, we lease certain office premises, office equipment, and transportation equipment under operating leases.
(3)	Purchase obligations include, among other things, a fiber supply contract for our Coosa Pines operation with commitments totaling $84.7 million through 2014 and a steam supply contract for our Dolbeau operations with commitments totaling $191.0 million through 2023.

In addition to the items shown in the table above, Bowater is party to employment and change-in-control agreements with its executive officers. Those agreements are described under the heading “Executive Compensation—Employment and Change in Control Agreements” in our Proxy Statement with respect to the 2007 Annual Meeting of Shareholders to be filed under Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

•

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

•

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

•

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

The following summarizes our transactions with QSPEs as of December 31, 2006 (in millions):

Qualified Special Purpose Entity	Bowater’s Retained Interest	Total Assets	Total Obligations	Excess of Assets over Obligations
Calhoun Note Holdings AT LLC	$6.6	$73.9	$64.2	$9.7
Calhoun Note Holdings TI LLC	9.7	74.7	61.8	12.9
Bowater Catawba Note Holdings I LLC	2.0	19.8	17.4	2.4
Bowater Catawba Note Holdings II LLC	9.4	98.1	86.9	11.2
Timber Note Holdings LLC	4.0	31.1	27.3	3.8
Bowater Saluda LLC	7.9	103.0	91.5	11.5

	$39.6	$400.6	$349.1	$51.5

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

RECENT ACCOUNTING PRONOUNCEMENTS

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN48”). FIN 48 clarifies the accounting uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS 109. FIN 48 clarifies the accounting for income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. We have not yet completed our evaluation of the impact the adoption of FIN 48 will have on our consolidated results of operations and financial position.

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

•	discount rate—used to arrive at the net present value of the pension and other postretirement benefit obligations;

•	return on assets—used to estimate the growth in invested asset value available to satisfy pension benefit obligations;

•	rate of compensation increase—used to calculate the impact future pay increases will have on pension and other postretirement benefit obligations; and

•	health care cost inflation rate—used to calculate the impact of future health care costs on postretirement benefit obligations.

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

	Net Periodic Benefit Cost		Net Pension and Other Postretirement Benefit Obligations
Assumption	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$(7.0)	$7.6	$(73.1)	$77.1
Return on assets	(4.1)	(4.1)	—	—
Rate of compensation increase	2.0	(2.0)	8.6	(8.6)
Health care cost inflation rate	1.6	(1.0)	7.6	(6.3)

Goodwill

Description

We have a significant amount of goodwill recorded in our Consolidated Balance Sheets. We review the carrying value of our goodwill for impairment in the fourth quarter of each year or more frequently, if an event occurs that triggers such an interim review. Goodwill is allocated to reporting units before performing a test for impairment. In 2006, we performed two tests of impairment—one in the third quarter and one in the fourth quarter. The third quarter interim test for impairment was performed prior to the realignment of our organization (see Note 25 to our Consolidated Financial Statements). Goodwill was allocated to our new reporting units prior to performing the fourth quarter annual test for impairment. As discussed more fully in Note 2 to our Consolidated Financial Statements, if a reporting unit’s carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and the implied fair value of the goodwill is recorded. We recorded goodwill impairment charges of $200 million in 2006 as a result of our third quarter interim test for impairment (see Note 4 to our Consolidated Financial Statements).

Judgments and Uncertainties Involved in the Estimate

We determined the fair values of our reporting units for both our third quarter interim test for impairment and our fourth quarter annual test for impairment, relying primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units. Several of the key assumptions include periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation, weighted average cost of capital and capital spending. We derive these assumptions used in our valuation models from several sources. Many of these assumptions are derived from our internal budgets, which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. We believe that our internal forecasts are consistent with those that would be used by a potential buyer in valuing our reporting units. Our products are commodity products; therefore, pricing is inherently volatile and often follows a cyclical pattern. The average price over a commodity cycle forms the basis of our product pricing assumption. We derive our pricing estimates from information generated internally, from industry research firms and from other published reports and forecasts.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts) Years ended December 31,	2006	2005	2004
Sales	$3,529.8	$3,483.8	$3,190.3
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	2,683.3	2,540.5	2,346.4
Depreciation, amortization and cost of timber harvested	323.2	329.4	335.2
Distribution costs	333.6	340.3	324.9
Lumber duties refund	(92.5)	—	—
Selling and administrative expenses	174.2	158.0	161.2
Impairment and other related charges	252.5	82.6	—
Net gain on disposition of assets	(185.7)	(65.8)	(6.9)

Operating income	41.2	98.8	29.5
Interest expense	(196.1)	(199.3)	(195.3)
Other income, net	43.6	9.9	17.4

Loss before income taxes, minority interests and cumulative effect of accounting changes	(111.3)	(90.6)	(148.4)
Income tax (provision) benefit	(19.3)	(39.3)	54.8
Minority interests, net of tax	(5.1)	9.8	6.5

Loss before cumulative effect of accounting changes	(135.7)	(120.1)	(87.1)
Cumulative effect of accounting changes, net of tax	(2.6)	(0.5)	—

Net loss	$(138.3)	$(120.6)	$(87.1)

Loss per share:
Basic loss per common share:
Loss before cumulative effect of accounting changes	$(2.36)	$(2.09)	$(1.52)
Cumulative effect of accounting changes, net of tax	(0.05)	(0.01)	—

Net loss	$(2.41)	$(2.10)	$(1.52)

Diluted loss per common share:
Loss before cumulative effect of accounting changes	$(2.36)	$(2.09)	$(1.52)
Cumulative effect of accounting changes, net of tax	(0.05)	(0.01)	—

Net loss	$(2.41)	$(2.10)	$(1.52)

Average number of shares outstanding:
Basic and diluted	57.4	57.4	57.2

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts) At December 31,	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$98.9	$30.1
Accounts receivable, net	444.5	410.1
Inventories	349.8	365.8
Timberlands held for sale	18.7	123.1
Other current assets	47.1	61.2

Total current assets	959.0	990.3

Timber and timberlands	60.8	85.4
Fixed assets, net	2,877.9	3,049.1
Goodwill	590.2	794.1
Other assets	158.0	233.5

Total assets	$4,645.9	$5,152.4

Liabilities and shareholders’ equity
Current liabilities:
Current installments of long-term debt	$14.9	$22.2
Short-term bank debt	—	55.0
Accounts payable and accrued liabilities	431.2	498.5

Total current liabilities	446.1	575.7

Long-term debt, net of current installments	2,251.6	2,400.0
Pension and other postretirement benefit obligations	651.1	465.3
Other long-term liabilities	92.5	107.6
Deferred income taxes	313.0	329.4
Minority interests in subsidiaries	59.0	58.9
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value. Authorized 100,000,000 shares; issued 67,585,104 and 67,527,993 shares at December 31, 2006 and 2005, respectively	67.6	67.5
Exchangeable shares, no par value. Unlimited shares authorized; 1,423,830 and 1,434,445 shares outstanding at December 31, 2006 and 2005, respectively	67.6	68.1
Additional paid-in capital	1,630.1	1,621.6
Retained (deficit) earnings	(76.0)	100.1
Accumulated other comprehensive loss	(371.0)	(156.0)
Treasury stock at cost, 11,600,717 and 11,605,074 shares at December 31, 2006 and 2005, respectively	(485.7)	(485.8)

Total shareholders’ equity	832.6	1,215.5

Total liabilities and shareholders’ equity	$4,645.9	$5,152.4

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CAPITAL ACCOUNTS

(In millions, except share amounts)	Common Stock	Exchangeable Shares	Additional Paid In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2003	$67.0	$78.2	$1,601.6	$399.1	$(47.1)	$(486.1)	$1,612.7
Retraction of exchangeable shares (174,954 shares issued and exchangeable shares retracted)	0.2	(8.5)	8.3	—	—	—	—
Dividends on common stock ($0.80 per share)	—	—	—	(45.5)	—	—	(45.5)
Stock options exercised including tax benefit of $1.2 (223,600 shares)	0.2	—	7.6	—	—	—	7.8
Share-based compensation costs for equity awards	—	—	1.0	—	—	—	1.0
Restricted stock units grant (7,774 shares)	—	—	(0.3)	—	—	—	(0.3)
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (2,818 shares)	—	—	—	—	—	0.2	0.2
Comprehensive (loss) income:
Net loss	—	—	—	(87.1)	—	—	(87.1)
Foreign currency translation	—	—	—	—	5.3	—	5.3
Minimum pension liability, net of tax of $22.7	—	—	—	—	43.8	—	43.8
Change in unrealized gain on hedged transactions, net of tax of $18.8	—	—	—	—	(30.6)	—	(30.6)

Total comprehensive loss							(68.6)

Balance at December 31, 2004	$67.4	$69.7	$1,618.2	$266.5	$(28.6)	$(485.9)	$1,507.3

Retraction of exchangeable shares (31,913 shares issued and exchangeable shares retracted)	—	(1.6)	1.6	—	—	—	—
Dividends on common stock ($0.80 per share)	—	—	—	(45.8)	—	—	(45.8)
Stock options exercised including tax benefit of $0.3 (69,000 shares)	0.1	—	2.1	—	—	—	2.2
Restricted stock units cancellation (10,203 shares)	—	—	(0.4)	—	—	—	(0.4)
Share-based compensation costs for equity awards	—	—	0.1	—	—	—	0.1
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (3,311 shares)	—	—	—	—	—	0.1	0.1
Comprehensive (loss) income:
Net loss	—	—	—	(120.6)	—	—	(120.6)
Foreign currency translation	—	—	—	—	3.3	—	3.3
Minimum pension liability, net of tax of $1.3	—	—	—	—	(73.0)	—	(73.0)
Change in unrealized gain on hedged transactions, net of tax of $35.3	—	—	—	—	(57.7)	—	(57.7)

Total comprehensive loss							(248.0)

Balance at December 31, 2005	$67.5	$68.1	$1,621.6	$100.1	$(156.0)	$(485.8)	$1,215.5

Cumulative adjustment to retained earnings for adoption of SAB 108	—	—	—	8.6	—	—	8.6
Retraction of exchangeable shares (10,615 shares issued and exchangeable shares retracted)	—	(0.5)	0.5	—	—	—	—
Dividends on common stock ($0.80 per share)	—	—	—	(46.4)	—	—	(46.4)
Restricted stock units vested (46,496 shares, net of shares forfeited for employee withholding taxes)	0.1	—	(0.4)	—	—	—	(0.3)
Share-based compensation costs for equity awards	—	—	8.7	—	—	—	8.7
Treasury stock used for dividend reinvestment plans and employee and director benefits (4,357 shares)	—	—	—	—	—	0.1	0.1
Other equity transaction	—	—	(0.3)	—	—	—	(0.3)
Comprehensive (loss) income:
Net loss	—	—	—	(138.3)	—	—	(138.3)
Foreign currency translation	—	—	—	—	0.5	—	0.5
Minimum pension liability, net of tax of $15.4	—	—	—	—	60.2	—	60.2
Change in unrealized gain on hedged transactions, net of tax of $11.9	—	—	—	—	(19.4)	—	(19.4)

Total comprehensive loss							(97.0)

Adjustment to initially apply SFAS 158, net of tax of $59.8	—	—	—	—	(256.3)	—	(256.3)

Balance at December 31, 2006	$67.6	$67.6	$1,630.1	$(76.0)	$(371.0)	$(485.7)	$832.6

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years ended December 31,	2006	2005	2004
Cash flows from operating activities:
Net loss	$(138.3)	$(120.6)	$(87.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting changes, net of tax	2.6	0.5	—
Share-based compensation	5.6	0.1	1.0
Depreciation, amortization and cost of timber harvested	323.2	329.4	335.2
Impairment and other related charges	252.5	82.6	—
Deferred income taxes	25.2	28.8	(50.5)
Minority interests, net of tax	5.1	(9.8)	(6.5)
Pension contributions, net of pension benefit costs	(40.8)	(33.0)	(8.8)
Net gain on disposition of assets	(185.7)	(65.8)	(6.9)
Gain on extinguishment of debt	(12.6)	—	—
Changes in working capital:
Accounts receivable	(34.4)	(33.1)	(16.1)
Inventories	20.5	(40.1)	(34.8)
Income taxes receivable and payable	(20.7)	22.1	(50.8)
Accounts payable and accrued liabilities	(1.6)	12.6	43.2
Other, net	(18.3)	(4.3)	4.6

Net cash provided by operating activities	182.3	169.4	122.5

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(199.1)	(167.4)	(84.1)
Dispositions of assets, including timber and timberlands	331.8	75.7	12.0
Purchase of minority interest in subsidiary	(2.6)	—	—

Net cash provided by (used for) investing activities	130.1	(91.7)	(72.1)

Cash flows from financing activities:
Cash dividends, including minority interests	(46.4)	(45.9)	(46.0)
Short-term financing	370.4	572.0	733.4
Short-term financing repayments	(432.5)	(591.0)	(866.1)
Long-term financing	—	—	245.9
Repurchases and payments of long-term debt	(135.1)	(14.3)	(113.9)
Stock options exercised	—	1.9	6.6

Net cash used for financing activities	(243.6)	(77.3)	(40.1)

Net increase in cash and cash equivalents	68.8	0.4	10.3
Cash and cash equivalents:
Beginning of year	30.1	29.7	19.4

End of year	$98.9	$30.1	$29.7

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $4.2, $1.3, and $0.1	$210.1	$206.6	$197.4
Income taxes	$14.7	$—	$35.2

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

The accompanying Consolidated Financial Statements include the accounts of Bowater Incorporated and Subsidiaries (collectively “Bowater”). All significant inter-company transactions and balances with consolidated subsidiaries have been eliminated.

All consolidated subsidiaries are wholly-owned with the exception of the following:

Consolidated Subsidiary	Bowater Percent Ownership	Partners	Partner Percent Ownership
Calhoun Newsprint Company (“CNC”)	51%	Herald Company, Inc.	49%
Bowater Mersey Paper Company Ltd.	51%	Washington Post Company	49%

Bowater consolidated a 67% interest in Bowater Maritimes, Inc. (“BMI”) until December 22, 2006, at which time we acquired the minority interests from our partners–Oji Paper Co. Ltd and Mitsui & Co., Ltd. BMI is now a wholly-owned subsidiary of Bowater. See Note 18, “Acquisition of Minority Interest” for details regarding this purchase.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Short-Term Assets and Liabilities—The fair value of our cash and cash equivalents, trade receivables and accounts payable approximate their carrying values because of their short-term nature. The fair value of our derivative financial instruments (refer to Note 15, “Financial Instruments.”) approximates carrying value and is based on current termination values or quoted market prices of comparable contracts.

Short-Term Debt—Our Revolving Credit Facilities incur interest at market rates plus a margin (refer to Note 14, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements”), thus the fair value of our short-term debt approximates its carrying value.

Long-Term Debt—The fair value of our notes and debentures (refer to Note 14, “Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements”) were determined by reference to quoted market prices or were determined by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. There were no significant differences as of December 31, 2006 and 2005 between the carrying value and fair value of our notes and debentures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PENSION AND OTHER POSTRETIREMENT BENEFIT OBLIGATIONS: Prior to December 31, 2006, we recognized the assets and liabilities associated with our pension and other postretirement benefit plans (the “Plans”) in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS 87”) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), which allowed us to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

defer the recognition of the impact of certain events such as plan changes applicable to prior service costs and actuarial gains and losses. As of December 31, 2006, we have adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”), that require us to recognize in our Consolidated Balance Sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. See Note 16, “Pension and Other Postretirement Benefit Plans” for information regarding the impact of adoption to our Consolidated Balance Sheet.

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

Note 3. Asset Retirement Obligations

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 confirms that a legal obligation to perform an asset retirement activity should be recorded as a liability even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, we must determine if sufficient information is available to estimate the fair value of the liability and, if so, record a liability for the conditional asset retirement obligation. Bowater adopted FIN 47 during the fourth quarter of 2005, which resulted in a net charge of $0.5 million that is included in “Cumulative effect of accounting changes, net of tax” in the 2005 Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LONG-LIVED ASSET IMPAIRMENT AND OTHER RELATED CHARGES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We sold approximately 535,200 acres, 29,900 acres and 3,200 acres of timberlands primarily located in Tennessee and Canada during 2006, 2005 and 2004, respectively. During 2006, we also sold our Baker Brook and Dégelis sawmills for proceeds of $21.4 million. Proceeds from the dispositions of assets, including timber and timberlands, can be found in our Consolidated Statements of Cash Flows. Goodwill of $25.2 million was included in the calculation of the net gain on the disposition of certain of our timberlands.

Note 7. Other Income, Net

Other income, net includes non-operating items. The breakdown of the components of “Other income, net” for the three years ended December 31 is as follows:

(In millions)	2006	2005	2004
Foreign exchange gain (loss)	$8.6	$(3.1)	$3.0
Earnings from equity method investments	7.1	3.9	4.4
Interest income (Note 19)	17.8	4.8	4.2
Charges related to repurchase of debt (Note 14)	(8.0)	—	—
Gain on extinguishment of debt (Note 14)	12.6	—	—
Miscellaneous income	5.5	4.3	5.8

	$43.6	$9.9	$17.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Loss Per Share

The information required to compute net loss per basic and diluted share is as follows:

(In millions)	2006	2005	2004
Basic weighted-average number of common shares Outstanding	57.4	57.4	57.2
Effect of potentially dilutive securities:
Stock options	—	—	—
Restricted stock units	—	—	—

Diluted weighted-average number of common shares Outstanding	57.4	57.4	57.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Fixed Assets

	Range of Estimated Useful Lives in Years	2006	2005
(In millions)
Land and land improvements	10-20	$50.2	$50.7
Buildings	20-40	296.2	296.4
Machinery and equipment	5-20	6,071.9	5,723.2
Leasehold improvements	10-20	1.6	1.9
Construction in progress		123.3	141.5

		6,543.2	6,213.7
Less accumulated depreciation and amortization		(3,665.3)	(3,164.6)

		$2,877.9	$3,049.1

Note 12. Accounts Payable and Accrued Liabilities

(In millions)	2006	2005
Trade accounts payable	$217.9	$212.0
Payroll, bonuses and severance	84.2	74.6
Accrued interest	28.7	30.5
Employee benefits	29.3	83.1
Income and other taxes payable	20.3	18.7
Deferred taxes	—	18.4
Dividends payable	11.2	11.2
Other	39.6	50.0

	$431.2	$498.5

Note 13. Severance Related Liabilities

The activity in our severance related liabilities is as follows:

(In millions)
Balance at December 31, 2004	$5.5
2005 Charges	13.9
2005 Payments	(3.5)

Balance at December 31, 2005	15.9

2006 Charges	16.3
2006 Payments	(13.8)
2006 Reclass to pension and other post retirement benefit obligation	(7.7)

Balance at December 31, 2006	$10.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 14. Long-Term and Short-Term Debt and Off-Balance Sheet Arrangements

SHORT-TERM DEBT:

At December 31, 2006, we had available borrowings under our credit facilities as follows:

Short-Term Bank Debt	Commitment	Amount Outstanding	Commitment Available(1)	Termination Date	Weighted Average Interest Rate(2)
	(in millions, except for dates and interest rates)
U.S. Credit Agreement	$415.0	$—	$347.3	05/11	n/a
Canadian Credit Agreement	$165.0	$—	$132.4	05/07	n/a

	$580.0	$—	$479.7

(1)	The commitment available under each of the revolving credit facilities is subject to collateral requirements and covenant restrictions as described below and is reduced by outstanding letters of credit of $67.7 million for the U.S. and $32.6 million for Canada. Commitment fees for unused portions of the U.S. and Canadian facilities are 50 basis points and 25 basis points, respectively.
(2)	Borrowings under the revolving credit facilities incur interest based, at our option, on specified market interest rates plus a margin. No borrowings were outstanding under these credit facilities during the year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM DEBT:

Long-term debt, net of current installments, consists of:

(In millions)	2006	2005
Unsecured:
7.95% Notes due 2011, net of unamortized original discount of $0.9 in 2006 and $1.1 in 2005	$599.1	$598.9
6.5% Notes due 2013, net of unamortized original discount of $1.0 in 2006 and $1.2 in 2005	399.0	398.8
Notes due 2010 with interest at floating rates (8.36% at December 31, 2006 and 7.49% at December 31, 2005)	234.4	250.0
9.00% Debentures due 2009	248.1	250.0
9.38% Debentures due 2021, net of unamortized original discount of $0.8 in 2006 and $0.8 in 2005	199.3	199.2
9.50% Debentures due in 2012, net of unamortized original discount of $0.1 in 2006 and $0.1 in 2005	124.9	124.9
10.63% Notes due 2010	3.1	113.6
10.85% Debentures due 2014	130.0	131.6
10.50% Notes due at various dates from 2007 to 2010	40.5	52.7
10.60% Notes due 2011	80.7	82.8
7.75% recycling facilities revenue bonds due 2022	62.0	62.0
7.40% recycling facilities revenue bonds due 2022	39.5	39.5
Industrial revenue bonds due 2029 with interest at floating rates	33.5	33.5
7.62% recycling facilities revenue bonds due 2016	30.0	30.0
10.26% Notes due at various dates from 2007 to 2011	11.3	14.0
Pollution control revenue bond due at various dates from 2007 to 2010 with interest at 7.40%	4.6	5.2
Non-interest bearing loan with Government of Québec due 2007 and 2008	6.4	7.6
6.5% UDAG loan agreement due at various dates from 2007 to 2010	5.2	5.7

	$2,251.6	$2,400.0

TOTAL DEBT:

Debt maturities for the next five years are as follows:

Year	Amount (In millions)
2007	$14.9
2008	20.0
2009	261.8
2010	257.1
2011	672.2
Thereafter	997.8

2,223.8
Discounts and revaluation of debt	42.7

$2,266.5

The amounts due in 2007 are recorded as “Current installments of long-term debt” in our Consolidated Balance Sheet. All other amounts are recorded as “Long-term debt, net of current installments.” Total debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(In millions of U.S. dollars)	Notional Amount of Derivatives	Asset/(Liability) Fair Market Value	Range Of U.S.$/CDN$ Exchange Rates and Natural Gas Index Prices
As of December 31, 2006:

Foreign Currency Exchange Agreements Buy Currency:
Canadian dollar Due in 2007	$76.0	$(0.4)	$.8592 – .8801

Natural Gas Swap Agreements:
Due in 2007	$9.0	$(1.1)	$5.87 – 8.98

As of December 31, 2005:

Foreign Currency Exchange Agreements Buy Currency:
Canadian dollar Due in 2006	$183.0	$30.0	$.7609 –.7124

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have adopted SFAS 158 as of the end of 2006. Below is a summary of the incremental effect of applying SFAS 158 (See Note 2) on individual items of our Consolidated Balance Sheet:

(In millions)	Before application of SFAS 158	Adjustments	After application of SFAS 158
Assets:
Other assets:
Pension and postretirement benefit asset	$78.4	$(77.9)	$0.5
Intangible pension asset	21.1	(21.1)	—
Total assets	99.5	(99.0)	0.5
Liabilities:
Accounts payable and accrued liabilities	61.2	(34.4)	26.8
Total current liabilities	61.2	(34.4)	26.8
Pension and other postretirement benefit obligations	393.4	257.7	651.1
Deferred income taxes, net of valuation allowance	(72.6)	(59.3)	(131.9)
Net Equity:
Accumulated other comprehensive loss, net of tax and minority interests	(125.9)	(256.3)	(382.2)
Total shareholders’ equity	(125.9)	(256.3)	(382.2)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in our benefit obligation, change in Plan assets, funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets is as follows:

(In millions)	Pension Plans		Other Postretirement Plans
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$2,288.4	$1,968.4	$300.0	$300.1
Service cost	42.2	36.4	3.9	4.4
Interest cost	118.7	116.3	15.8	17.4
Amendments	5.2	38.2	(0.2)	(1.3)
Actuarial (gain) loss	(0.3)	185.6	(35.7)	8.2
Participant contributions	11.6	10.4	3.2	2.6
Curtailments, settlements and special termination benefits	(13.6)	0.1	(6.3)	(15.0)
Benefits paid	(148.5)	(119.5)	(17.3)	(18.4)
Effect of foreign currency exchange rate changes	4.7	52.5	0.4	2.0

Benefit obligation at end of year	$2,308.4	$2,288.4	$263.8	$300.0

Change in Plan assets:
Fair value of Plan assets at beginning of year	$1,711.5	$1,468.5	$—	$—
Actual return on Plan assets	149.5	219.6	—	—
Employer contributions	127.3	91.4	14.1	15.8
Participant contributions	11.6	10.4	3.2	2.6
Settlements	—	(0.6)	—	—
Benefits paid	(148.5)	(119.5)	(17.3)	(18.4)
Effect of foreign currency exchange rate changes	2.7	41.6	—	—

Fair value of Plan assets at end of year	$1,854.1	$1,711.4	$—	$—

Reconciliation of funded status:
Funded status deficiency	$(454.3)	$(577.0)	$(263.8)	$(300.0)
Post-measurement date contributions	37.4	25.3	3.3	3.7

	(416.9)	(551.7)	(260.5)	(296.3)
Unrecognized actuarial loss	375.1	467.4	98.6	142.6
Unrecognized transition amount	—	—	0.2	0.5
Unrecognized prior service cost (benefit)	42.7	54.9	(15.6)	(21.2)

Net liability recognized before adoption of SFAS 158	$0.9	$(29.4)	$(177.3)	$(174.4)

Amounts recognized in the Consolidated Balance Sheets before adoption of SFAS 158 consist of:
Prepaid benefit cost	$78.4	$30.4	$—	$—
Accrued benefit liability	(277.3)	(366.0)	(177.3)	(174.4)
Intangible asset	21.1	52.1	—	—
Accumulated other comprehensive loss	178.7	254.1	—	—

Net liability recognized before adoption of SFAS 158	$0.9	$(29.4)	$(177.3)	$(174.4)

Amounts recognized in the Consolidated Balance Sheets after adoption of SFAS 158 consist of:
Other assets	$0.5	N/A	$—	N/A
Accounts payable and accrued liabilities	(11.3)	N/A	(15.5)	N/A
Pension and other postretirement benefit obligations	(406.1)	N/A	(245.0)	N/A

Net liability recognized after adoption of SFAS 158	$(416.9)	N/A	$(260.5)	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The components of our net periodic benefit cost consist of:

(In millions)	Pension Plans			Other Postretirement Plans
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$42.2	$36.4	$36.3	$3.9	$4.4	$4.4
Interest cost	118.7	116.3	107.8	15.8	17.4	16.8
Expected return on Plan assets	(121.5)	(114.1)	(107.0)	—	—	—
Amortization of prior service cost	5.3	2.7	2.0	(6.0)	(5.6)	(6.2)
Recognized net actuarial loss	37.0	16.8	10.5	8.2	8.5	9.3
Curtailments, settlements, and special termination benefits	13.6	0.1	4.0	(5.7)	(5.4)	—

Net periodic benefit cost	$95.3	$58.2	$53.6	$16.2	$19.3	$24.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Variations in this health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have the following impact to our 2006 obligations and costs:

(In millions)	1% Increase		1% Decrease
Accumulated postretirement benefit costs	$29.9	11%	$(24.9)	(9%)
Service and interest costs	2.5	13%	(2.0)	(10%)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of fair value by asset category for Plan assets held by our pension plans as of the measurement date were as follows:

Asset Category	Weighted Average Target Allocation	2006	2005
Equity securities	64%	63%	63%
Debt securities	34%	35%	35%
Real estate	2%	2%	2%

	100%	100%	100%

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

(In millions)	Pension Plans	Other Postretirement Plans	Expected Subsidy Receipts
2007	$127.5	$15.6	$1.1
2008	164.1	14.4	1.9
2009	130.2	14.5	1.1
2010	137.8	14.5	1.2
2011	137.4	14.4	1.4
Years 2012—2015	790.4	71.0	7.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2006, we recorded a goodwill impairment charge of $200 million related to Thunder Bay, which is included in our Canadian operations, for which no tax benefit was recorded. In addition, certain Canadian assets were sold in 2006 which had $25.2 million of associated goodwill. No tax benefit was recorded on this portion of the net gain recognized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarize the activity for the liabilities associated with environmental costs related to prior acquisitions or dispositions:

(In millions)	Balance at beginning of year	Payments Against Reserve	Increase to Reserve	Foreign Exchange	Balance at end of year
Year ended December 31, 2006	$18.9	$(1.5)	$0.7	$0.1	$18.2

Year ended December 31, 2005	$18.6	$(0.7)	$0.4	$0.6	$18.9

Year ended December 31, 2004	$17.8	$(1.2)	$0.8	$1.2	$18.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VALUATION AND EXPENSE INFORMATION UNDER SFAS 123R

The following table details the share-based compensation expense (excluding the cumulative effect of accounting change) recorded in the Consolidated Statements of Operations by award for the years ended December 31:

(In millions)	2006	2005	2004
Stock Options	$0.6	$—	$0.1
Restricted Stock Units	8.1	0.1	0.9
EPRs	(3.1)	—	—
MTIP	—	—	—

Share-based compensation expense	$5.6	$0.1	$1.0

The following table details the tax (benefit) provision by award for the years ended December 31:

	Twelve Months Ended December 31,
(In millions)	2006	2005	2004
Stock Options	$(0.2)	$—	$—
Restricted Stock Units	(1.9)	(0.1)	(0.4)
EPRs	0.9	—	—
MTIP	—	—	—

Tax Benefit	$(1.2)	$(0.1)	$(0.4)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under our stock plans as of December 31, 2006, and the changes during the year ended December 31, 2006, is presented below:

	Number Of Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	5,067	$44.21
Granted during the period	351	27.12
Exercised during the period	—	—
Canceled during the period	(436)	39.10

Outstanding at December 31, 2006	4,982	$43.45	4.8	$—

Exercisable at December 31, 2006	4,678	$44.50	4.5	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of our restricted stock units as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Number Of Shares (000’s)	Weighted Average Fair Value at Grant Date
Outstanding at December 31, 2005	—	$—
Granted during the period	806	26.20
Vested during the period	(86)	26.39
Forfeited during the period	(55)	26.39

Outstanding at December 31, 2006	665	$26.16

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

Information with respect to rights granted under the EPR Plan as of December 31, 2006 is as follows:

	Number of Rights (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,173	$47.55
Granted during the period	—	—
Settled during the period	—	—
Canceled during the period	(163)	43.14

Outstanding at December 31, 2006	2,010	$47.91	3.5	$—

Exercisable at December 31, 2006	2,010	$47.91	3.5	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of each EPR was estimated using the following assumptions:

	December 31, 2006	January 1, 2006
Assumptions:
Dividend yield	3.6%	2.6%
Expected volatility	31.6 – 33.2%	30.0 – 33.0%
Weighted average expected volatility	32.5%	30.1%
Risk-free interest rate	4.7 – 5.0%	4.1 – 4.4%
Expected EPR life in years	0.8 – 3.1	0.1 – 3.6
Weighted average fair value of EPRs	$0.31	$1.70
Fair value range of each EPR grant	$0.01 – 1.18	$0.01 – 4.60

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2006, the future minimum rental payments under timberland leases and operating leases and commitments for purchase obligations are as follows:

(In millions)	Timberland Lease Payments	Operating Leases, Net	Purchase Obligations(1)
2007	$0.4	$10.2	$43.8
2008	0.4	9.0	41.6
2009	0.4	7.9	39.5
2010	0.4	6.6	28.6
2011	0.5	6.0	27.6
Thereafter	10.5	37.1	232.1

	$12.6	$76.8	$413.2

(1)	Purchase obligations include, among other things, a fiber supply contract for our Coosa Pines operation with commitments totaling $84.7 million through 2014 and a steam supply contract for our Dolbeau operations with commitments totaling $191.0 million through 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarize information about segment profit and loss and segment assets for the three years ended December 31, 2006, 2005 and 2004:

(In millions)	Coated Papers	Specialty Papers	Newsprint	Market Pulp	Lumber	Corporate and Other	Consolidated Total
Sales
2006	$612.2	$569.7	$1,437.6	$559.4	$331.6	$19.3	$3,529.8
2005	625.3	476.8	1,428.8	534.3	385.1	33.5	3,483.8
2004	494.9	409.5	1,340.8	543.3	370.2	31.6	3,190.3
Depreciation, amortization and cost of timber harvested
2006	$41.7	$64.6	$137.0	$53.3	$18.0	$8.6	$323.2
2005	43.8	56.9	141.9	58.1	19.1	9.6	329.4
2004	49.7	52.7	147.8	57.6	18.5	8.9	335.2
Operating Income (loss)(1)
2006	$76.3	$(35.4)	$79.5	$36.6	$63.0	$(178.8)	$41.2
2005	114.2	2.2	72.3	7.7	14.4	(112.0)	98.8
2004	11.6	(7.7)	31.1	37.1	17.8	(60.4)	29.5
Capital Expenditures
2006	$13.6	$65.1	$65.5	$40.4	$4.0	$10.5	$199.1
2005	13.4	49.0	54.0	23.6	14.3	13.1	167.4
2004	5.0	12.8	19.6	22.4	12.1	12.2	84.1
Assets
2006	$62.4	$143.1	$782.9	$107.5	$92.5	$3,457.5	$4,645.9
2005	56.5	60.2	239.2	93.8	109.9	4,592.8	5,152.4
2004	47.7	67.4	211.1	84.5	103.9	4,935.4	5,450.0

(1)	Corporate and other operating loss includes net gains from dispositions of assets of $185.7 million, $65.8 million and $6.9 million for the years ended December 31, 2006, 2005 and 2004, respectively and impairment and other related charges of $252.5 million and $82.6 million for the years ended December 31, 2006 and 2005, respectively. Operating income for Lumber includes a refund of lumber duties of $92.5 million for the year ended December 31, 2006.

Sales to our joint venture partners, which are transacted at arm’s length, were $359.4 million, $326.3 million and $337.8 million in 2006, 2005 and 2004, respectively. Amounts due from joint venture partners were $51.3 million and $43.1 million at December 31, 2006 and 2005, respectively, and are included in “Accounts receivable, net” on the Consolidated Balance Sheets.

	Sales by Country(1)
(In millions)	2006	2005	2004
United States	$2,493.0	$2,483.8	$2,310.7
Foreign Countries
Canada	235.1	270.6	242.9
Korea	105.6	104.4	106.1
Mexico	93.0	71.4	66.7
Italy	74.5	73.0	53.7
Other countries(2)	528.6	480.6	410.2

	1,036.8	1,000.0	879.6

	$3,529.8	$3,483.8	$3,190.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Long-Lived Assets by Country(3)
(In millions)	2006	2005	2004
United States	$1,549.1	$1,716.5	$1,853.9
Canada	1,252.9	1,357.1	1,568.4
Korea	135.4	146.3	149.5

	$2,937.4	$3,219.9	$3,571.8

(1)	Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of Bowater’s 2006, 2005 or 2004 consolidated sales.
(2)	No country in this group exceeded 2% of consolidated sales.
(3)	Excludes goodwill, financial instruments and deferred tax assets.

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

Note 27. Quarterly Information (Unaudited)

Year ended December 31, 2006 (In millions, except per-share amounts)	First	Second	Third	Fourth	Year
Sales	$893.2	$899.4	$875.9	$861.3	$3,529.8
Operating income (loss)(1)	39.8	67.4	(179.3)	113.3	41.2
(Loss) income before cumulative effect of accounting changes	(16.2)	(10.6)	(216.1)	107.2	(135.7)
Net (loss) income	(18.8)	(10.6)	(216.1)	107.2	(138.3)
Basic (loss) income per common share:
(Loss) income before cumulative effect of accounting changes	(0.28)	(0.18)	(3.76)	1.87	(2.36)
Net (loss) income	(0.33)	(0.18)	(3.76)	1.87	(2.41)
Diluted (loss) income per common share:
(Loss) income before cumulative effect of accounting changes	(0.28)	(0.18)	(3.76)	1.86	(2.36)
Net (loss) income	(0.33)	(0.18)	(3.76)	1.86	(2.41)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2005 (In millions, except per-share amounts)	First	Second	Third	Fourth	Year
Sales	$837.0	$897.5	$872.9	$876.4	$3,483.8
Operating income (loss)(2)	36.8	40.8	45.0	(23.8)	98.8
Income (loss) before cumulative effect of accounting changes	0.9	(3.6)	(16.0)	(101.4)	(120.1)
Net income (loss)	0.9	(3.6)	(16.0)	(101.9)	(120.6)
Basic income (loss) per common share:
Income (loss) before cumulative effect of accounting changes	0.02	(0.06)	(0.28)	(1.77)	(2.09)
Net income (loss)	0.02	(0.06)	(0.28)	(1.78)	(2.10)
Diluted income (loss) per common share:
Income (loss) before cumulative effect of accounting changes	0.02	(0.06)	(0.28)	(1.77)	(2.09)
Net income (loss)	0.02	(0.06)	(0.28)	(1.78)	(2.10)

(1)	Includes gains on dispositions of assets of $28.8 million in the first quarter, $71.7 million in the second quarter, $54.0 million in the third quarter and $31.2 million in the fourth quarter; severance of $4.4 million in the first quarter, $6.9 million in the third quarter and $5.0 million in the fourth quarter; goodwill impairment of $200.0 million in the third quarter; asset impairment and other related charges of $46.4 million in the third quarter and $6.1 million in the fourth quarter; and a refund of lumber duties of $92.5 million in the fourth quarter.
(2)	Includes gains on dispositions of assets of $11.0 million in the first quarter, $9.8 million in the second quarter, $9.9 million in the third quarter and $35.1 million in the fourth quarter; severance of $13.3 million in the fourth quarter; and asset impairment and other related charges of $11.9 million in the second quarter and $70.7 million in the fourth quarter.

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

Management assessed the effectiveness of Bowater Incorporated’s internal control over financial reporting as of December 31, 2006. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Bowater Incorporated’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

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

Greenville, South Carolina March 1, 2007

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following are included at the indicated page of this Amendment:

(2)	Financial Statement Schedules

None

(3)	Exhibits

The following exhibits are filed with this Amendment:

23.1 Consent of Independent Registered Accounting Firm

31.1 Certification of CEO pursuant to Section 302

31.2 Certification of CFO pursuant to Section 302

32.1 Certification of CEO pursuant to Section 906

32.2 Certification of CFO pursuant to Section 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bowater has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWATER INCORPORATED

Date: June 5, 2007	By:	/s/ David J. Paterson
David J. Paterson
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO pursuant to Section 302.

31.2	Certification of CFO pursuant to Section 302.

32.1	Certification of CEO pursuant to Section 906.

32.2	Certification of CFO pursuant to Section 906.

(b)	The above-referenced exhibits are being filed with this report.

(c)	None.