Form 10-Q
period 2007-06-30
BOWATER INC
filed 2007-08-09
CIK 743368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-1872
BOWATER INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	62-0721803

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2007.

Class	Outstanding at August 1, 2007

Common Stock, $1.00 Par Value	56,250,480 Shares

BOWATER INCORPORATED
INDEX

		Page Number

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006	3

	Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	4

	Consolidated Statements of Capital Accounts for the Six Months Ended June 30, 2007 and 2006	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	6

	Notes to Consolidated Financial Statements	7-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37-38

Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 6.	Exhibits	39

SIGNATURES		40
Exhibit 4.1
Exhibit 4.2
Exhibit 10.1
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of US dollars except share and per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$798.6	$899.4	$1,570.2	$1,792.6
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	639.5	697.7	1,240.0	1,377.9
Depreciation, amortization and cost of timber harvested	79.7	81.2	159.6	162.3
Distribution costs	82.8	83.5	158.1	166.4
Selling and administrative expense	46.3	41.3	95.0	79.3
Net gain on disposition of assets	(64.6)	(71.7)	(122.5)	(100.5)

Operating income	14.9	67.4	40.0	107.2
Interest expense	(47.3)	(49.3)	(94.6)	(98.7)
Other (expense) income, net	(14.3)	(1.7)	(18.7)	4.8

(Loss) income before income taxes, minority interests, and cumulative effect of accounting change	(46.7)	16.4	(73.3)	13.3

Income tax provision	(17.9)	(26.3)	(19.6)	(39.4)
Minority interests, net of tax	2.0	(0.7)	(5.1)	(0.7)

Loss before cumulative effect of accounting change	(62.6)	(10.6)	(98.0)	(26.8)

Cumulative effect of accounting change, net of tax	—	—	—	(2.6)

Net loss	$(62.6)	$(10.6)	$(98.0)	$(29.4)

Loss per share:
Basic loss per common share:
Loss before cumulative effect of accounting change	$(1.09)	$(0.18)	$(1.71)	$(0.46)
Cumulative effect of accounting change, net of tax	—	—	—	(0.05)

Net loss	$(1.09)	$(0.18)	$(1.71)	$(0.51)

Diluted loss per common share:
Loss before cumulative effect of accounting change	$(1.09)	$(0.18)	$(1.71)	$(0.46)
Cumulative effect of accounting change, net of tax	—	—	—	(0.05)

Net loss	$(1.09)	$(0.18)	$(1.71)	$(0.51)

Average number of shares outstanding (in millions):
Basic and diluted	57.4	57.4	57.4	57.4

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of US dollars except share and per-share amounts)

	June 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$89.4	$98.9
Accounts receivable, net	426.6	444.5
Inventories	383.4	349.8
Timberlands held for sale	4.2	18.7
Other current assets	67.8	47.1

Total current assets	971.4	959.0

Timber and timberlands	58.3	60.8
Fixed assets, net	2,782.0	2,877.9
Goodwill	590.7	590.2
Other assets	145.3	158.0

Total assets	$4,547.7	$4,645.9

Liabilities and shareholders’ equity
Current liabilities:
Current installments of long-term debt	$15.8	$14.9
Accounts payable and accrued liabilities	418.4	431.2

Total current liabilities	434.2	446.1

Long-term debt, net of current installments	2,243.0	2,251.6
Pension and other postretirement benefits obligations	648.9	651.1
Other long-term liabilities	92.8	92.5
Deferred income taxes	335.6	313.0
Minority interests in subsidiaries	74.8	59.0
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value. Authorized 100,000,000 shares; issued 67,847,110 and 67,585,104 shares at June 30, 2007 and December 31, 2006, respectively	67.8	67.6
Exchangeable shares, no par value. Unlimited shares authorized; 1,202,154 and 1,423,830 shares outstanding at June 30, 2007 and December 31, 2006, respectively	56.8	67.6
Additional paid-in capital	1,648.0	1,630.1
Retained deficit	(195.1)	(76.0)
Accumulated other comprehensive loss	(373.4)	(371.0)
Treasury stock at cost, 11,598,105 and 11,600,717 shares at June 30, 2007 and December 31, 2006, respectively	(485.7)	(485.7)

Total shareholders’ equity	718.4	832.6

Total liabilities and shareholders’ equity	$4,547.7	$4,645.9

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions of US dollars except share and per-share amounts)
For the six months ended June 30, 2007

					Accumulated
			Additional		Other		Total
	Common	Exchangeable	Paid In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Shares	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2006	$67.6	$67.6	$1,630.1	$(76.0)	$(371.0)	$(485.7)	$832.6

Cumulative adjustment to retained deficit for the adoption of FIN 48	—	—	—	2.3	—	—	2.3

Dividends on common stock ($0.40 per share)	—	—	—	(23.4)	—	—	(23.4)

Retraction of exchangeable shares (221,676 shares issued and exchangeable shares retracted)	0.2	(10.8)	10.6	—	—	—	—

Share-based compensation costs for equity awards	—	—	8.0	—	—	—	8.0

Restricted stock units vested (40,330 shares, net of shares forfeited for employee withholding taxes)	—	—	(0.7)	—	—	—	(0.7)

Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (2,612 shares)	—	—	—	—	—	—	—

Comprehensive loss:

Net loss	—	—	—	(98.0)	—	—	(98.0)
Change in unrealized prior service costs, net of tax of $1.8	—	—	—	—	(1.4)	—	(1.4)
Change in actuarial gains and losses, net of tax of $4.8	—	—	—	—	16.8	—	16.8
Foreign currency translation	—	—	—	—	(18.6)	—	(18.6)
Change in unrealized gain on hedged transactions, net of tax of $0.5	—	—	—	—	0.8	—	0.8

Total comprehensive loss							(100.4)

Balance at June 30, 2007	$67.8	$56.8	$1,648.0	$(195.1)	$(373.4)	$(485.7)	$718.4

For the six months ended June 30, 2006

					Accumulated
			Additional		Other		Total
	Common	Exchangeable	Paid In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Shares	Capital	Earnings	Loss	Stock	Equity

Balance at December 31, 2005	$67.5	$68.1	$1,621.6	$100.1	$(156.0)	$(485.8)	$1,215.5

Cumulative adjustment to retained earnings for adoption of SAB 108	—	—	—	8.6	—	—	8.6

Dividends on common stock ($0.40 per share)	—	—	—	(23.0)	—	—	(23.0)

Share-based compensation costs for equity awards	—	—	2.1		—	—	2.1

Comprehensive loss:

Net loss	—	—		(29.4)	—	—	(29.4)
Minimum pension liability	—	—		—	(4.7)	—	(4.7)
Foreign currency translation	—	—	—	—	3.8	—	3.8
Change in unrealized gain on hedged transactions, net of tax of $9.4	—	—	—	—	(15.4)	—	(15.4)

Total comprehensive loss							(45.7)

Balance at June 30, 2006	$67.5	$68.1	$1,623.7	$56.3	$(172.3)	$(485.8)	$1,157.5

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of US dollars)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(98.0)	$(29.4)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Cumulative effect of accounting change, net of tax	—	2.6
Share-based compensation	8.3	(0.8)
Depreciation, amortization and cost of timber harvested	159.6	162.3
Deferred income taxes	24.4	28.5
Minority interests, net of tax	5.1	0.7
Net pension (contributions) benefit costs	(11.1)	(11.3)
Net gain on disposition of assets	(122.5)	(100.5)
Changes in working capital:
Accounts receivable, net	17.9	(17.0)
Inventories	(33.6)	8.7
Income taxes receivable and payable	0.1	(2.0)
Accounts payable and accrued liabilities	(15.0)	(11.1)
Other, net	9.0	11.8

Net cash (used for) provided by operating activities	(55.8)	42.5

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(51.1)	(90.6)
Dispositions of assets, including timber and timberlands	147.4	238.1
Direct acquisition costs related to the proposed merger with Abitibi-Consolidated Inc.	(12.4)	—

Net cash provided by investing activities	83.9	147.5

Cash flows from financing activities:
Cash dividends	(22.9)	(22.9)
Short-term financing	8.0	289.9
Short-term financing repayments	(8.0)	(351.5)
Payments of long-term debt	(14.7)	(22.0)

Net cash used for financing activities	(37.6)	(106.5)

Net (decrease) increase in cash and cash equivalents	(9.5)	83.5
Cash and cash equivalents:
Beginning of period	98.9	30.1

End of period	$89.4	$113.6

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $0.2 and $2.8	$96.0	$104.9
Income taxes	$1.0	$7.2

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bowater Incorporated and subsidiaries (“Bowater,” also referred to as “we” or “our”). The consolidated balance sheet as of June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the periods ended June 30, 2007 and 2006 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes and critical accounting estimates included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on total shareholders’ equity or net loss.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing the threshold a tax position is required to meet before being recognized in the financial statements. As a result of the adoption, we recorded a $2.3 million credit to our opening retained deficit balance in 2007. The credit represents the cumulative effect of adoption on prior periods. For additional information regarding this adjustment, refer to Note 8, Income Taxes.

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

2.	Inventories

	June 30,	December 31,
(Unaudited, in millions)	2007	2006

At lower of cost or market:
Raw materials	$66.0	$87.7
Work in process	21.1	20.1
Finished goods	172.9	123.0
Mill stores and other supplies	136.8	132.0

	396.8	362.8
Excess of current cost over LIFO inventory value	(13.4)	(13.0)

	$383.4	$349.8

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
3.	Other (Expense) Income, Net

“Other (expense) income, net” in the Consolidated Statements of Operations includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2007	2006	2007	2006

Foreign exchange losses	$(16.5)	$(4.8)	$(19.6)	$(3.0)
(Losses) earnings from equity method investments	(0.9)	1.9	(2.7)	4.2
Interest income	1.6	1.0	3.5	2.1
Miscellaneous income, net	1.5	0.2	0.1	1.5

	$(14.3)	$(1.7)	$(18.7)	$4.8

4.	Timberlands Held for Sale

We are currently marketing for sale approximately 16,000 acres of timberlands in the United States and Canada. The sale of these timberlands is expected to be completed in 2007. Timberlands held for sale are carried on our Consolidated Balance Sheets at cost as we expect the proceeds of the timberland sales to exceed the individual carrying values of the timberlands sold. Deferred income taxes include $1.0 million and $4.8 million at June 30, 2007 and December 31, 2006, respectively, of deferred tax assets associated with these timberlands held for sale.

During the three months ended June 30, 2007, we sold approximately 55,600 acres of timberlands and other assets for proceeds of $82.8 million. During the six months ended June 30, 2007, we sold approximately 107,800 acres of timberlands and other assets for proceeds of $147.4 million

During the three months ended June 30, 2006, we sold approximately 472,000 acres of timberlands, our Baker Brook sawmill and other assets for proceeds of $201.3 million. During the six months ended June 30, 2006, we sold approximately 496,800 acres of timberlands, our Dégelis and Baker Brook sawmills and other assets for proceeds of approximately $238.1 million.

5.	Accumulated Other Comprehensive Loss

The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are as follows:

	June 30,	December 31,
(Unaudited, in millions)	2007	2006

Unrealized prior service costs (1)	$(24.6)	$(23.2)
Unrealized actuarial gains and losses (2)	(342.1)	(358.9)
Unrealized transition obligation (3)	(0.1)	(0.1)
Foreign currency translation (4)	(6.6)	12.0
Unrealized gain on hedging transactions (5)	—	(0.8)

	$(373.4)	$(371.0)

(1)	Net of deferred tax benefit of $3.3 million and $1.5 million, respectively. Net of minority interest of $2.3 million and $2.4 million, respectively.

(2)	Net of deferred tax benefit of $104.8 million and $109.6 million, respectively. Net of minority interest of $4.8 million and $5.2 million, respectively.

(3)	Net of deferred tax benefit of $0.1 million and $0.1 million, respectively.

(4)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed indefinitely invested.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited

(5)	Net of a deferred tax benefit of $0.5 million for 2006.
6.	Loss Per Share

The information required to compute net loss per basic and diluted share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2007	2006	2007	2006

Basic weighted-average number of common shares outstanding	57.4	57.4	57.4	57.4
Effect of potentially dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—

Diluted weighted-average number of common shares outstanding	57.4	57.4	57.4	57.4

No adjustments to net loss are necessary to compute net loss per basic and diluted share. The dilutive effect of potentially dilutive securities is calculated using the treasury stock method. Options to purchase 4.8 million shares for both the three and six months ended June 30, 2007, and 5.1 million shares for both the three and six months ended June 30, 2006, were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 1.0 million restricted stock units for both the three and six months ended June 30, 2007, and 0.8 million restricted stock units for both the three and six months ended June 30, 2006 were excluded from the calculation of diluted loss per share for the same reason.

7.	Pension and Postretirement Expense

The components of net periodic benefit costs relating to our pension and other postretirement (“OPEB”) plans are as follows for the three and six months ended June 30, 2007 and 2006:

Pension Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$9.2	$11.0	$18.3	$21.9
Interest cost	31.6	30.0	61.9	59.2
Expected return on plan assets	(33.4)	(30.6)	(65.5)	(60.2)
Amortization of prior service cost	1.2	1.4	2.3	2.8
Amortization of net actuarial loss	7.0	8.8	13.8	17.7
Special termination benefits	4.0	—	4.0	—
Curtailment and settlement losses	2.9	—	7.4	4.6

Net periodic benefit cost	$22.5	$20.6	$42.2	$46.0

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
OPEB Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$0.5	$1.0	$1.0	$2.0
Interest cost	3.1	4.0	6.2	8.0
Amortization of prior service credit	(2.8)	(1.5)	(5.6)	(3.0)
Amortization of net actuarial loss	1.6	2.0	3.2	4.0
Curtailment and settlement gains	(0.3)	—	(3.5)	(0.2)

Net periodic benefit cost	$2.1	$5.5	$1.3	$10.8

Since the measurement date of our pension and OPEB plans is 90 days prior to the start of our year, curtailment gains and losses that arise during the year are recorded on a 90-day lag.

In December 2006, January 2007 and March 2007, certain employees received lump-sum payouts from two of our retirement pension plans. Accordingly, settlement losses of $1.1 million and $5.6 million were included in the net periodic benefit cost of our pension plans during the three and six months ended June 30, 2007, respectively.

In February 2007, union members at our Thunder Bay, Ontario facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 157 jobs are being eliminated. A curtailment loss of approximately $1.8 million and the cost of special termination benefits of $4.0 million were included in the net periodic benefit cost of our pension plans during the three and six months ended June 30, 2007, and a curtailment gain of $0.3 million was included in the net periodic benefit cost of our OPEB plans during the three and six months ended June 30, 2007 as a result of the employee reduction. This event will also result in a settlement loss at the time the benefits are paid.

In October 2006, Bowater approved changes to its other postretirement plan for its U.S. salaried employees. Benefits for employees were either eliminated or reduced depending on whether the employee met certain age and years of service criteria. A curtailment gain of $3.2 million was included in the net periodic benefit cost of our OPEB plans during the six months ended June 30, 2007.

The curtailment loss of $4.6 million and curtailment gain of $0.2 million included in net periodic benefit cost for our pension and OPEB plans, respectively, during the six months ended June 30, 2006 is due to the reduction of employees at our Thunder Bay “A” kraft pulp mill.

In May 2007, union members at our Gatineau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 143 jobs are being eliminated. A curtailment loss of approximately $1.7 million will be recorded in the third quarter of 2007 as a result of the employee reduction.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
8.	Income Taxes

The income tax provision attributable to loss before income taxes, minority interests and cumulative effect of accounting change differs from the amounts computed by applying the United States federal statutory income tax rate of 35% as a result of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2007	2006	2007	2006

(Loss) income before income taxes, minority interests and cumulative effect of accounting change	$(46.7)	$16.4	$(73.3)	$13.3

Expected income tax benefit (provision)	16.4	(5.8)	25.7	(4.7)
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	(24.3)	(42.1)	(37.3)	(55.6)
Foreign exchange	(16.5)	(10.2)	(17.3)	(12.6)
State income taxes, net of federal income tax benefit	(0.3)	(1.1)	(0.4)	(1.9)
Foreign taxes (2)	6.9	29.4	11.3	30.4
Other, net	(0.1)	3.5	(1.6)	5.0

Income tax provision	$(17.9)	$(26.3)	$(19.6)	$(39.4)

(1)	Income tax benefits generated on our Canadian operating losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits.

(2)	Foreign taxes benefited by $4.4 million in the six months ended June 30, 2007 and $15.2 million in the three and six months ended June 30, 2006 due to capital gains treatment of certain asset sales.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we decreased our liability for unrecognized tax benefits by $2.3 million, which was accounted for as a decrease to our January 1, 2007 retained deficit balance. Our liability for unrecognized tax benefits as of January 1, 2007 is $28.3 million, which includes interest of $0.6 million. We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $23.1 million, which includes $0.6 million of interest. If recognized, these items would impact the Consolidated Statements of Operations and our effective tax rate. We anticipate that the total amount of unrecognized tax benefits will decrease by approximately $7.0 million to $8.5 million during the next twelve months due to certain U.S. statutes of limitations closing, primarily in the third quarter of 2007. The approximately $7.0 million to $8.5 million of unrecognized tax benefits is attributable to various U.S. income tax issues. We remain subject to income tax examination in Canada for tax years 2002-2006, in Korea for tax years 2005-2006 and in the U.S. for tax years 2003-2006.

9.	Financial Instruments

Bowater utilizes certain derivative instruments to enhance its ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those exposures. We do not enter into contracts for speculative purposes; however, we do from time to time enter into commodity and currency option contracts that are not accounted for as accounting hedges. Counterparty risk is limited to institutions with long-term debt ratings of A or better for North American financial institutions or ratings of AA or better for international institutions.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
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

Canadian Dollar Forward Contracts

We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to U.S. and Canadian dollar exchange rate fluctuations, we periodically enter into and designate Canadian dollar forward contracts to hedge certain of the forecasted Canadian dollar cash outflows at our Canadian mill operations, which we believe are likely to occur. There were no hedging contracts outstanding at June 30, 2007. Hedge ineffectiveness associated with our Canadian dollar forward contracts was not material for the periods presented in our Consolidated Financial Statements.

British Pound Sterling Forward Contracts

We have entered into sales agreements denominated in British pound sterling. Beginning in the first quarter of 2007, we entered into currency forward contracts to partially limit our exposure to British pound sterling-U.S. dollar exchange rate fluctuations. These currency forward contracts, which do not currently meet the requirements for hedge accounting treatment, have been recorded at fair value in the Consolidated Statement of Operations. As a result, approximately $0.8 million and $0.7 million of pre-tax losses were recognized for the three and six months ended June 30, 2007, respectively, for contracts that we entered into to economically hedge forecasted transactions expected to occur through December 31, 2007.

Natural Gas Swap Agreements

Beginning in the third quarter of 2006, we entered into natural gas swap agreements under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our hedged natural gas costs are billed to us based on a publicly traded index plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in those indices by contractually exchanging the publicly traded index upon which we are billed for a fixed index of natural gas cost. The swap agreements, which do not currently meet the requirements for hedge accounting treatment, have been recorded at fair value in the Consolidated Statement of Operations. As a result, approximately $1.1 million of pre-tax losses and $0.1 million of pre-tax gains were recognized for the three and six months ended June 30, 2007, respectively, for contracts that we entered into in 2006 and 2007 to economically hedge forecasted transactions expected to occur through July 2008.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
Information regarding our outstanding British pound sterling and natural gas swap contracts’ notional amount, fair market value, and range of exchange rates or natural gas price index prices is summarized in the table below. The notional amount of these contracts represents the amount of foreign currencies or natural gas to be purchased or sold at maturity and does not represent our exposure on these contracts.

			Range Of
			US$/CDN$ and
			US$/GBP
	Notional		Exchange Rates
(Unaudited, in millions of U.S. dollars	Amount of	Asset /(Liability)	and Natural Gas
except rates and prices)	Derivatives	Fair Market Value	Index Prices

As of June 30, 2007:
Foreign Currency Exchange Agreements:
British pound sterling
Due in 2007	$40.3	$(0.5)	$1.9553 — 1.9992
Natural Gas Swap Agreements:
Due in 2007	$6.1	$(0.5)	$6.15 — 9.53
Due in 2008	$1.4	$0.1	$6.99 — 9.87

As of December 31, 2006:
Foreign Currency Exchange Agreements:
Canadian dollar
Due in 2007	$76.0	$(0.4)	$.8592 — .8801
Natural Gas Swap Agreements:
Due in 2007	$9.0	$(1.1)	$5.87 — 8.98

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. The risk of counterparty nonperformance is considered to be remote, and no individual financial institution holds more than 34% of our derivative financial instruments.

The components of the cash flow hedges included in “Accumulated other comprehensive loss” are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2007	2006	2007	2006

(Gains) losses reclassified to earnings on matured cash flow hedges	$(0.2)	$(11.6)	$1.1	$(29.2)
Unrealized gains for change in value on outstanding cash flow hedges	—	3.6	0.2	4.4

	(0.2)	(8.0)	1.3	(24.8)
Income tax benefit	0.1	3.0	(0.5)	9.4

Net (increase) decrease in “Accumulated other comprehensive loss”	$(0.1)	$(5.0)	$0.8	$(15.4)

10.	Commitments and Contingencies

Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

On September 30, 2005, the Ministry of Justice of the Province of Quebec (MOJ) cited one of our subsidiaries, Bowater Canadian Forest Products, Inc. (BCFPI), in connection with effluent water quality of the Dolbeau mill. BCFPI settled this citation on March 29, 2007, by agreeing to pay a fine and costs totaling CDN$158,000. The Dolbeau mill has taken steps to improve its effluent quality and has experienced only two other exceedences since January 1, 2005.

On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the combination (See Note 14). The complaint seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. The management of Bowater believes this claim is entirely without merit and intends to contest this matter.

There have been no material developments to those legal proceedings described in our Annual Report on Form 10-K filed on March 13, 2007.

11.	Share-Based Compensation

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

The following table details the share-based compensation expense (excluding the cumulative effect of accounting change) recorded in the Consolidated Statements of Operations by award:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2007	2006	2007	2006

Stock options	$0.3	$0.2	$0.6	$0.2
Restricted stock units	3.2	1.9	7.4	1.9
EPRs	0.2	(2.0)	0.3	(2.9)

Stock-based compensation expense (income)	$3.7	$0.1	$8.3	$(0.8)

The following table details the tax (benefit) provision by award:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2007	2006	2007	2006

Stock options	$(0.1)	$(0.1)	$(0.3)	$(0.1)
Restricted stock units	(0.9)	(0.4)	(2.0)	(0.4)
EPRs	(0.1)	0.5	(0.1)	0.7

Tax (benefit) provision	$(1.1)	$—	$(2.4)	$0.2

Stock Options

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
On January 30, 2007, we granted 72,146 stock options. The awards cliff vest after three years and allow for accelerated vesting upon a grantee’s retirement. We have recognized compensation expense based on the requisite service period, which is less than three years for certain employees who are eligible for retirement as of the date of the grant or become eligible for retirement during the vesting period. We issued 350,630 stock options in May 2006, which either cliff vest after 32 months (100,630 shares) or vest ratably over 36 months (250,000 shares).

A summary of option activity under our stock plans as of and for the six months ended June 30, 2007 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number Of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
(Unaudited)	(000’s)	Price	Life (years)	($000)

Outstanding at December 31, 2006	4,982	$43.45
Granted during the period	72	27.87
Exercised during the period	—	—
Canceled during the period	(249)	42.77

Outstanding at June 30, 2007	4,805	$43.25	4.7	$—

Exercisable at June 30, 2007	4,511	$44.28	4.4	$—

In accordance with SFAS 123R, we estimated the fair value of each stock option granted during the six months ended June 30, 2007 on the date of grant using a Black-Scholes option-pricing formula, applying weighted-average assumptions which are consistent with the assumptions described in “Note 21 Share-Based Compensation” included in our most recent Annual Report on Form 10-K, and amortize that value to expense over the option’s requisite service period using the straight-line attribution approach. The weighted-average fair value of options granted during the six months ended June 30, 2007 was $9.08.

During the three and six months ended June 30, 2007 and 2006, all vested options had a strike price greater than the closing price of our common stock (i.e., were “out-of-the-money”), and there were no stock option exercises during those periods.

As of June 30, 2007, there was $1.9 million of unrecognized compensation cost related to stock option awards granted under our stock plans. The unrecognized cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

On January 30, 2007, we granted 327,945 restricted stock units (“RSUs”), all of which are service-based awards. The awards cliff vest after three years and allow for accelerated vesting upon a grantee’s retirement. We have recognized compensation expense based on the requisite service period, which is less than three years for certain employees who are eligible for retirement as of the date of the grant or will become eligible for retirement during the vesting period.

On February 7, 2007, we granted 36,101 RSUs, all of which are performance-based awards. These awards vest upon closing of the merger of Bowater and Abitibi-Consolidated Inc. (“Abitibi”), or upon cancellation of the merger if the cancellation is due to a failure to receive regulatory approval or Abitibi’s acts or failures to act. Accounting guidance dictates that, for purposes of recognizing compensation expense for this type of award, the business combination is not considered “probable” until the date the merger is consummated. As vesting of these awards is predicated upon close of the merger or other events related to the business combination, no compensation expense will be recorded for these awards until consummation of the merger. In the event of the consummation of the merger, $1.0 million of compensation expense will be immediately recognized. These awards are included in our outstanding RSUs at the end of the period.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
On March 23, 2007, we granted 54,200 RSUs, all of which are performance-based awards. The vesting of these awards is contingent upon the realization of certain synergies within two years of consummation of the AbitbiBowater merger. The key terms and conditions of these RSUs have not been finalized; therefore a grant date for FAS 123R purposes has not occurred. As such, no compensation expense was recorded during the three and six months ended June 30, 2007, nor were these awards included in our outstanding RSUs at the end of the period.

On May 10, 2006, we issued four separate grants of restricted stock units totaling 775,529 shares, of which 43,530 shares are performance-based awards. The performance-based awards cliff vest after 32 months. The remaining shares, which are service-based awards, cliff vest after 32 months (178,342 shares), 20 months (503,657 shares) or 12 months (50,000 shares).

A summary of the status of our restricted stock units as of and for the six months ended June 30, 2007, is presented below:

	Number	Weighted Average
	Of Units	Fair Value at
(Unaudited)	(000’s)	Grant Date

Outstanding at December 31, 2006	665	$26.11
Granted during the period	364	27.85
Vested during the period	(54)	26.35
Forfeited during the period	(14)	26.64

Outstanding at June 30, 2007	961	$26.75

As of June 30, 2007, there was $11.4 million of unrecognized compensation cost related to restricted stock units granted under our stock plans, excluding those granted on February 7, 2007 (discussed above). This unrecognized cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of restricted stock units vested during the first six months of 2007 was $1.2 million.

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

The EPR awards are classified as liability awards under SFAS 123R since the EPRs are cash settled. In accordance with SFAS 123R, liability awards are remeasured at fair value at each reporting period and the income or expense included in the consolidated statement of operations. As of June 30, 2007, the fair value of our EPRs liability is $0.9 million. The assumptions used to value the liability are consistent with those used in the past. There have been no significant changes to the number of EPRs outstanding or exercisable since December 31, 2006. Refer to our most recent Annual Report on Form 10-K for additional details.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
12.	Off-Balance Sheet Debt Guarantees

In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our Qualified Special Purpose Entities (QSPEs). Bowater guarantees approximately $6.9 million of the investor notes’ principal balance at June 30, 2007. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes’ principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $29.9 million and obligations of approximately $26.3 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, neither of which has ever occurred.

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

None of the income or loss items following “Operating income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by Bowater’s management. For the same reason, impairments, employee termination costs, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense is, however, allocated to our segments. We also allocated depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.

The following tables summarize information about segment profit and loss for the three and six months ended June 30, 2007 and 2006:

		Coated	Specialty		Market		Corporate	Consolidated
(Unaudited, in millions)		Papers	Papers	Newsprint	Pulp	Lumber	and Other	Total

Sales
Second quarter	2007	$129.5	$151.3	$313.0	$137.7	$64.1	$3.0	$798.6

Second quarter	2006	156.2	141.8	367.3	136.7	94.0	3.4	899.4

Year to date	2007	258.0	292.5	615.9	270.8	126.9	6.1	1,570.2

Year to date	2006	309.1	272.7	740.8	266.1	190.5	13.4	1,792.6

Operating income (loss) (1)
Second quarter	2007	$4.6	$(9.8)	$(10.7)	$17.3	$(7.0)	$20.5	$14.9

Second quarter	2006	23.0	(17.2)	18.4	(1.6)	(4.8)	49.6	67.4

Year to date	2007	13.2	(18.5)	(14.8)	36.0	(20.6)	44.7	40.0

Year to date	2006	44.7	(25.4)	36.2	(1.3)	(3.5)	56.5	107.2

(1)	Corporate and other operating loss includes net gains from dispositions of assets of $64.6 million and $71.7 million for the three months ended June 30, 2007 and 2006, respectively, and $122.5 million and $100.5 million for the six months ended June 30, 2007 and 2006, respectively.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
14.	Combination with Abitibi-Consolidated Inc.

In January 2007, Bowater and Abitibi announced a definitive agreement to combine in an all-stock “merger of equals” (the combined company which has been formed in connection with the combination is referred to herein as “AbitibiBowater”). In July 2007, we received final regulatory approval from the Canadian government, and the shareholders of both Abitibi and Bowater approved the combination. We are still awaiting approval from the antitrust division of the U.S. Department of Justice. In connection with the review and approval of the transaction by the Canadian government, AbitibiBowater agreed, among other things, for a period of three years after closing, to maintain its headquarters in Montreal, Canada; to maintain at least five Canadians on its Board of Directors; and to apply for listing of its common stock on the Toronto Stock Exchange (TSX). The combination is expected to be completed in the third quarter of 2007, subject to obtaining regulatory approval from the U.S. government and other customary closing conditions. Abitibi and Bowater will continue to operate separately until the transaction closes. In connection with this announced combination, we have approved a retention and severance program for approximately 320 Bowater employees who may be impacted by the pending combination with Abitibi. This program provides a retention bonus for employees who remain with Bowater through the closing of the combination or its cancellation for any reason and an additional retention bonus for employees who remain with Bowater for a transition period following closing of the combination. The costs associated with these programs are expensed as incurred. Also in connection with the combination, we have incurred $18.0 million in direct acquisition costs as of June 30, 2007. These costs have been capitalized in our Consolidated Balance Sheet based upon the assumption that Bowater is the acquirer in this combination for accounting purposes.

15.	Subsequent Event

In order for us to maintain compliance with our U.S. and Canadian credit facilities subsequent to the consummation of the proposed combination with Abitibi, it was necessary to amend those facilities. The amendment was approved by our banks in July 2007 and will be entered into upon consummation of the combination. The amendment permits a structure that allows AbitibiBowater, which will become the parent corporation of Bowater upon consummation of the merger, to become a party to the credit facilities. All existing debt structures are expected to remain intact upon consummation of the merger; however, restrictions on the amount of cash that can be transferred from Bowater to AbitibiBowater are expected.

BOWATER INCORPORATED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data
Statements contained in this Form 10-Q that do not constitute historical financial results or other factual information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales and shipments, prices for our major products, inventory levels, cost reduction measures, manufacturing performance, product mix, capital spending and tax and exchange rates. Forward looking statements also include statements concerning our pending combination with Abitibi-Consolidated Inc., including statements about the expected timing of such transaction, conditions to closing and anticipated post-closing operations and results. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those described under the caption “Risk Factors” from time to time, in Bowater’s filings with the Securities and Exchange Commission. In addition, other risks could adversely affect us, as it is not possible for us to predict or assess all risks. We disclaim any obligation to publicly update or revise any forward-looking statements even if our situation changes in the future.
Information about industry or general economic conditions contained in this report is derived from third party sources (i.e., the Pulp and Paper Products Council; RISI, Inc.; and certain trade publications) that Bowater believes are widely accepted and accurate; however, Bowater has not independently verified this information and cannot provide assurances of its accuracy.
Accounting Policies and Estimates
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition and should be read in conjunction with our unaudited Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. Bowater’s critical accounting estimates are described under the caption “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Our net loss for the second quarter of 2007 was $62.6 million, or $1.09 per diluted share, as compared to a net loss of $10.6 million, or $0.18 per diluted share, for the same period in 2006.

BOWATER INCORPORATED
Our sales in the second quarter of 2007 were $798.6 million, a decrease of $100.8 million from the second quarter of 2006 sales of $899.4 million. Average transaction prices decreased for all of our major products except market pulp, and shipments decreased for all of our major products except specialty papers. The increase in the shipments of specialty papers was due primarily to the conversion of a newsprint machine at our Calhoun facility in July 2006 to produce a lightly coated freesheet hybrid product. Shipments of newsprint were significantly lower in the second quarter of 2007 compared to the second quarter of 2006 due to the continued decline of North American newsprint consumption and the above mentioned shift to specialty paper production. We have increased our exports of newsprint into areas where market conditions are stronger, but those export sales only partially offset the effects of the North American declines. As such, we continue to curtail paper production at several facilities. The production of paper was curtailed at our Thunder Bay, Ontario facility from September 2006 through the end of May 2007. We also indefinitely idled paper machine no. 3 at our Gatineau, Quebec facility beginning in March 2007 and indefinitely idled paper machine no. 2 at our Dolbeau, Quebec facility beginning in late May 2007 in response to the decreased North American demand for newsprint and higher costs to operate our Canadian mills, primarily due to the stronger Canadian dollar. Shipments of market pulp decreased in the second quarter of 2007 compared to the same time period in 2006 primarily due to the permanent closure of our Thunder Bay “A” kraft pulp mill in May 2006 and increased internal consumption of pulp. However, the increase in the average transaction price for market pulp more than offset the negative effect of reduced shipments. Shipments of lumber were lower in the second quarter of 2007 as compared to the second quarter of 2006 primarily due to weak demand in the U.S. housing market and the impact of quotas imposed by the Softwood Lumber Agreement in January 2007.
Our costs decreased $58.2 million during the second quarter of 2007 as compared to the same time period in 2006. This reduction in costs was primarily due to lower volumes and lower maintenance and labor costs. These lower costs were partially offset by reduced benefits from our Canadian dollar hedging program and a stronger Canadian dollar (which increased from an average rate of US$0.8903 to US$0.9099). When combined, these offsets increased our costs by $19.7 million compared to the same time period in 2006. Higher wood costs, particularly recycled fiber costs increased our costs by $6.5 million compared to the same time period in 2006. Despite the significant increase in recycled fiber costs and the stronger Canadian dollar, our operating costs per ton have remained flat across all our paper grades when compared to the first quarter of 2007. We believe the decrease in our operating costs per ton, net of recycled fiber costs and the impact of the stronger Canadian dollar, is a result of our commitment to our operational improvement program and the progress we have made in reducing our controllable costs. Specifically, our Thunder Bay mill from December 2006 through June 2007 has lowered its costs to produce paper by approximately $150 per metric ton and its costs to produce pulp by approximately $25 per metric ton. We expect the full impact of the restart of one of Thunder Bay’s paper machine and these cost improvements to be reflected in the third quarter. Additional information regarding the changes in our manufacturing and other costs is included below in the section “Consolidated Results of Operations.” In addition, we recorded a net gain on the disposition of assets of $64.6 million in the second quarter of 2007, primarily associated with our ongoing land sales program.
Business Strategy and Outlook
Our focus is on improving our product mix and reducing our operating costs per ton. North American newsprint demand declined significantly during the first six months of 2007, and there is no clear indication as to the level at which demand will stabilize. As a result of the changes in customer demand, we indefinitely idled paper machine no. 3 at our Gatineau, Quebec facility and curtailed production at various other facilities in March 2007. We reduced production of newsprint by approximately 119,000 metric tons in the first six months of 2007, including approximately 10,000 metric tons as a result of a major rebuild of a paper machine at our Calhoun mill. In addition, we indefinitely idled paper machine no. 2 at our Dolbeau, Quebec facility in late May 2007. We will continue to evaluate our production options and focus on increasing production of our more profitable product lines from our lower cost sites. For example, we converted a newsprint machine to produce specialties at our Calhoun facility in July 2006, and we plan to increase production of specialty papers at our Thunder Bay facility in the third quarter of 2007.
We expect to spend approximately $100 million on capital projects during the remaining six months of 2007 compared to depreciation of approximately $160 million. Spending in 2007 is expected to be $50 million lower than in 2006. This reduction in capital spending reflects our disciplined approach to limit capital expenditures to those that are expected to achieve the highest return on our assets.

BOWATER INCORPORATED
On January 29, 2007, we announced that we had entered into an agreement to combine with Abitibi-Consolidated Inc. (“Abitibi”) in a merger of equals. In July 2007, we received final regulatory approval from the Canadian government, and the shareholders of both Abitibi and Bowater approved the combination. We are still awaiting approval from the antitrust division of the U.S. Department of Justice. In connection with the review and approval of the transaction by the Canadian government, the newly formed jointly combined company, AbitibiBowater Inc., agreed, among other things, for a period of three years after closing, to maintain its headquarters in Montreal, Canada; to maintain at least five Canadians on its Board of Directors; and to apply for listing of its common stock on the Toronto Stock Exchange (TSX). The combination, when completed, will have a material impact on our results of operations, financial condition and liquidity going forward. Management believes that, as a result of the merger and the synergies, the combined company will be operationally and financially stronger and better able to meet changing customer needs while competing more effectively in the global marketplace. We expect that the combination will generate approximately $250 million of annual cost synergies from improved efficiencies in such areas as production, selling, administrative, distribution and procurement costs. We continue to expect to complete the combination in the third quarter of 2007, subject to obtaining regulatory approval from the U.S. government and other customary closing conditions. In connection with the combination, we have approved a retention and severance program for approximately 320 Bowater employees who may be impacted by the combination. This program provides a retention bonus for employees who remain with Bowater through the closing of the combination or its cancellation and an additional retention bonus for employees who remain with Bowater for a transition period following closing of the combination.
Business and Financial Review
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change

Sales	$798.6	$899.4	$(100.8)	$1,570.2	$1,792.6	$(222.4)
Operating income	14.9	67.4	(52.5)	40.0	107.2	(67.2)

Significant items that improved (lowered) operating income:
Product pricing			$(32.0)			$(45.5)
Shipment volume			(68.8)			(176.9)

Change in total sales			(100.8)			(222.4)
Manufacturing costs			71.7			155.4
Employee termination costs			(12.0)			(14.8)

Change in total manufacturing costs and depreciation, amortization, and cost of timber harvested			59.7			140.6
Distribution costs			0.7			8.3
Selling and administrative expenses			(5.0)			(15.7)
Gain on disposition of assets			(7.1)			22.0

			$(52.5)			$(67.2)

Three months ended June 30, 2007 versus June 30, 2006

Sales decreased in the second quarter of 2007 as compared to the second quarter of 2006 due primarily to lower transaction prices for coated papers, specialty papers, newsprint and lumber and decreased shipments of coated papers, newsprint, market pulp and lumber, partially offset by higher transaction prices for market pulp and higher shipments of specialty papers as further noted in the “Segment Results of Operations” section.

BOWATER INCORPORATED
Operating income decreased in the second quarter of 2007 as compared to the second quarter of 2006. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows:
Product pricing for our coated papers, specialty papers, newsprint, and lumber product groups was lower in the second quarter of 2007 as compared to the second quarter of 2006. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of product pricing.
Shipment volume for our coated papers, newsprint, market pulp and lumber product groups was lower in the second quarter of 2007 as compared to the second quarter of 2006. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of shipments.
Manufacturing costs were lower in the second quarter of 2007 as compared to the second quarter of 2006 resulting primarily from lower volumes ($48.6 million), lower maintenance ($20.0 million), lower labor costs ($9.2 million) and lower depreciation ($1.7 million), partially offset by reduced benefits from our Canadian dollar hedging program ($11.4 million), a stronger Canadian dollar ($8.3 million) and higher wood costs ($6.5 million).
Employee termination costs were higher in the second quarter of 2007 due to severance and pension and other postretirement related charges that exceeded amounts recorded in the second quarter of 2006. Please refer to the discussion of “Corporate and Other” for a more detailed analysis of employee termination costs.
Selling and administrative expenses were higher in the second quarter of 2007 as compared to the same period of 2006, primarily as a result of higher share-based compensation costs and higher merger-related costs. Please refer to the discussion of “Corporate and Other” for a more detailed analysis of these costs.
Gain on disposition of assets relates primarily to land sales. The decrease is due to lower net gains on land sold in the second quarter of 2007 compared to the same period of 2006.
Six months ended June 30, 2007 versus June 30, 2006

Sales decreased in the first six months of 2007 as compared to the same period of 2006 due primarily to lower transaction prices for coated papers, specialty papers, newsprint and lumber and decreased shipments of coated papers, newsprint, market pulp and lumber, partially offset by higher transaction prices for market pulp and higher shipments of specialty papers as further noted in the “Segment Results of Operations” section.
Operating income decreased in the first six months of 2007 as compared to the same period of 2006. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows:
Product pricing for our coated papers, specialty papers, newsprint, and lumber product groups was lower in the first six months of 2007 as compared to the same period of 2006. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of product pricing.
Shipment volume for our coated papers, newsprint, market pulp and lumber product groups was lower in the first six months of 2007 as compared to the same period of 2006. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of shipments.

BOWATER INCORPORATED
Manufacturing costs were lower in the first six months of 2007 as compared to the same period of 2006 resulting primarily from lower volumes ($109.2 million), lower maintenance ($26.9 million), lower labor costs ($21.7 million), lower energy costs ($4.0 million) and lower depreciation ($2.9 million), partially offset by reduced benefits from our Canadian dollar hedging program ($30.2 million), higher wood costs ($9.0 million), a stronger Canadian dollar ($3.4 million), and higher chemical costs ($1.3 million).
Employee termination costs were higher in the first six months of 2007 due to severance and pension and postretirement related charges that exceeded amounts recorded in the same period of 2006. Please refer to the discussion of “Corporate and Other” for a more detailed analysis of employee termination costs.
Distribution costs were lower in the first six months of 2007 as compared to the same period of 2006, primarily as a result of the reduced shipments of product and reduced lumber duties.
Selling and administrative expenses were higher in the first six months of 2007 as compared to the same period of 2006, primarily as a result of higher share-based compensation costs and higher merger-related costs. Please refer to the discussion of “Corporate and Other” for a more detailed analysis of these costs.
Gain on disposition of assets relates primarily to land sales. The increase is due to higher net gains on land sold in the first six months of 2007 compared to the same period of 2006.
Segment Results of Operations
During the third quarter of 2006, we announced that we had realigned our organizational structure to move from a divisional organization to a functional organization that supports and focuses on our multi-line manufacturing and sales across our mill base. As a result of this organizational realignment, our reportable segments were changed to reflect how we internally manage our business. This Management’s Discussion and Analysis reflects our new reportable segments which are coated papers, specialty papers, newsprint, market pulp, and lumber. Prior year information has been recast to the current year presentation.
In general, our products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates.

BOWATER INCORPORATED
Coated Papers

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change

Average price (per short ton)	$690	$774	$(84)	$700	$785	$(85)
Shipments (thousands of short tons)	187.5	201.8	(14.3)	368.6	394.2	(25.6)
Downtime (thousands of short tons)	13.7	19.2	(5.5)	23.8	36.0	(12.2)
Inventory at end of period (thousands of short tons)	46.7	50.0	(3.3)	46.7	50.0	(3.3)

(In millions)

Sales	$129.5	$156.2	$(26.7)	$258.0	$309.1	$(51.1)
Segment income	4.6	23.0	(18.4)	13.2	44.7	(31.5)

Significant items that improved (lowered) segment income:
Product pricing			$(15.1)			$(29.9)
Shipment volume			(11.6)			(21.2)

Change in total sales			(26.7)			(51.1)
Manufacturing costs			7.3			18.0
Distribution costs			(0.3)			—
Selling and administrative expenses			1.3			1.6

			$(18.4)			$(31.5)

BOWATER INCORPORATED
Three months ended June 30, 2007 versus June 30, 2006

Sales of coated papers decreased in the second quarter of 2007 as compared to the second quarter of 2006 primarily as a result of decreased product pricing and lower shipments. Our average transaction price decreased 10.9% and our coated mechanical papers shipments decreased 7.1% in the second quarter of 2007 as compared to the second quarter of 2006. The postal rate increase in May 2007 had a negative impact on demand for our coated mechanical grades. Demand is expected to continue to be negatively impacted by the postal rate increase. The affect of the postal rate increase aside, we are seeing improvement in the supply-demand balance for coated mechanical papers primarily due to capacity closures by some of our North American competitors, and reduced offshore imports. Specifically, imports from Europe were down in June as a result of the strong Euro and recent capacity closures overseas. We are expecting a further reduction in imports from Asia as a result of the U.S. Department of Commerce’s levy of duties on Asian imports of coated mechanical papers. We have announced a $60 per short ton price increase for our coated mechanical papers effective July 1, 2007.
Segment income decreased in the second quarter of 2007 as compared to the second quarter of 2006 primarily as a result of lower sales, as noted above. The lower sales were partially offset by lower manufacturing costs, primarily from lower volumes ($7.3 million).
Our inventories declined slightly in the second quarter, as printers begin to restock in preparation for the typically strong third quarter.
Coated Papers Third Party Data: U.S. consumer magazine advertising pages decreased 1.2% in the six months ended June 30, 2007 compared to the same period of 2006. North American demand for coated mechanical papers increased 1.3 % in the six months ended June 30, 2007 compared to the same period in 2006.
Six months ended June 30, 2007 versus June 30, 2006

Sales of coated papers decreased in the first six months of 2007 as compared to the first six months of 2006 primarily as a result of decreased product pricing and lower shipments. Our average transaction price decreased 10.8% and our coated mechanical papers shipments decreased 6.5% in the first six months of 2007 as compared to the first six months of 2006.
Segment income decreased in the first six months of 2007 as compared to the first six months of 2006 primarily as a result of lower sales, as noted above. The lower sales were partially offset by lower manufacturing costs including the impact of lower volumes ($13.7 million), lower depreciation ($2.2 million), and lower maintenance costs ($1.7 million).

BOWATER INCORPORATED
Specialty Papers

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change

Average price (per short ton)	$653	$666	$(13)	$653	$661	$(8)
Shipments (thousands of short tons)	231.9	212.8	19.1	448.2	412.6	35.6
Downtime (thousands of short tons)	8.6	1.4	7.2	14.4	1.4	13.0
Inventory at end of period (thousands of short tons)	70.4	38.2	32.2	70.4	38.2	32.2

(In millions)

Sales	$151.3	$141.8	$9.5	$292.5	$272.7	$19.8
Segment loss	(9.8)	(17.2)	7.4	(18.5)	(25.4)	6.9

Significant items that improved (lowered) segment loss:
Product pricing			$(4.4)			$(5.1)
Shipment volume			13.9			24.9

Change in total sales			9.5			19.8
Manufacturing costs			(1.3)			(10.4)
Distribution costs			(1.9)			(3.7)
Selling and administrative expenses			1.1			1.2

			$7.4			$6.9

Three months ended June 30, 2007 versus June 30, 2006

Sales increased in the second quarter of 2007 as compared to the second quarter of 2006 primarily as a result of a 9.0% increase in shipments of specialty papers which was partially offset by a slight decrease in product pricing. The increase in shipments was due to our increased production as a result of shifting machine capacity from newsprint to specialty papers. We completed the conversion of a newsprint machine to specialty production at our Calhoun mill in July 2006. In May 2007, our Thunder Bay facility restarted paper machine No. 4, which had been idled since September 2006. Coinciding with the restart of Thunder Bay’s paper machine, we indefinitely idled a specialty producing machine at our Dolbeau facility. We plan to shift Dolbeau’s specialty papers production to our Thunder Bay facility in the third quarter of 2007. Our Thunder Bay facility has two machines that can alternate between the production of newsprint and specialty papers. With the restructuring that has taken place at our Thunder Bay facility, we have been able to make the site significantly more competitive by lowering its cost to produce paper from December 2006 through June 2007 by approximately $150 per metric ton. We believe the quality assets and unique multiple fiber furnishes available at our Thunder Bay mill provide us with the opportunity to produce a variety of higher value-added specialty grades on these machines. We expect the full impact of the restart of Thunder Bay’s paper machine and these cost improvements to be reflected in the third quarter.
Segment loss decreased in the second quarter of 2007 as compared to the second quarter of 2006 primarily as a result of the increased sales discussed above, partially offset by higher manufacturing and distribution costs. The higher manufacturing costs consisted of higher volumes ($8.7 million), reduced benefits from our Canadian dollar hedging program ($2.5 million) and a stronger Canadian dollar ($1.7 million), partially offset by lower maintenance ($5.8 million) and lower labor costs ($4.8 million).

BOWATER INCORPORATED
Inventory levels were higher at June 30, 2007 as compared to June 30, 2006 due to increased capacity and a weaker market in the first half of 2007 as compared to the first half of 2006.
Specialty Papers Third Party Data: North American demand for supercalendered high gloss papers was up 4.2%; for lightweight or directory grades was up 3.5%; and for standard uncoated mechanical papers was down 8.0% for the six months ended June 30, 2007 compared to the same period in 2006.
Six months ended June 30, 2007 versus June 30, 2006

Sales increased in the first six months of 2007 as compared to the first six months of 2006 as a result of the 8.6% increase in shipments of specialty papers, which were partially offset by a slight decrease in product pricing. We continue to shift machine capacity from newsprint to specialty papers including a machine conversion at our Calhoun mill in July of 2006 and increased production of specialty papers planned at our Thunder Bay mill, which produces both newsprint and specialty papers, beginning in the third quarter of 2007.
Segment loss decreased in the first six months of 2007 as compared to the first six months of 2006 primarily as a result of increased sales discussed above, which were partially offset by higher manufacturing costs and higher distribution costs. The higher manufacturing costs were a result of higher volumes ($12.5 million), reduced benefits from our Canadian dollar hedging program ($6.6 million), higher wood costs ($3.1 million), and higher depreciation ($4.4 million), partially offset by lower energy ($5.3 million) maintenance ($5.2 million), and labor costs ($4.4 million).
Newsprint

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change

Average price (per metric ton)	$605	$640	$(35)	$612	$631	$(19)
Shipments (thousands of metric tons)	517.3	574.0	(56.7)	1,007.2	1,174.4	(167.2)
Downtime (thousands of metric tons)	56.5	64.2	(7.7)	119.5	106.3	13.2
Inventory at end of period (thousands of metric tons)	102.2	63.7	38.5	102.2	63.7	38.5

(In millions)

Sales	$313.0	$367.3	$(54.3)	$615.9	$740.8	$(124.9)
Segment (loss) income	(10.7)	18.4	(29.1)	(14.8)	36.2	(51.0)

Significant items that improved (lowered) segment (loss) income:
Product pricing			$(17.6)			$(18.8)
Shipment volume			(36.7)			(106.1)

Change in total sales			(54.3)			(124.9)
Manufacturing costs			25.0			69.1
Distribution costs			(1.2)			2.3
Selling and administrative expenses			1.4			2.5

			$(29.1)			$(51.0)

BOWATER INCORPORATED
Three months ended June 30, 2007 versus June 30, 2006

Sales decreased in the second quarter of 2007 as compared to the second quarter of 2006 primarily as a result of a 5.5% decrease in product pricing and lower shipments of newsprint. Newsprint shipments were 9.9% lower in the second quarter of 2007 when compared to the second quarter of 2006 as we continue to match production to our orders and continue the shift of machine capacity from newsprint to specialties. While North American consumption remains in decline, global newsprint demand has increased. We continue to take advantage of the stronger global markets by shipping more newsprint out of North America and into areas where market conditions are stronger. Additionally, we continued to curtail production at our Gatineau and other facilities during the quarter due to the overall weak demand of newsprint. In the second quarter of 2007, we had total downtime of 56,500 metric tons, including 2,500 metric tons of maintenance downtime. We have informed our North American customers of a $25 per ton price increase, effective September 1, 2007.
Segment income decreased to a segment loss in the second quarter of 2007 as compared to the second quarter of 2006 primarily as a result of lower sales noted above and slightly higher distribution costs, partially offset by lower manufacturing costs. Manufacturing costs were lower as a result of lower volumes ($23.0 million), lower maintenance ($9.1 million) and lower labor costs ($7.9 million), partially offset by higher wood costs, particularly increased recycled fiber costs ($12.0 million), reduced benefits from our Canadian dollar hedging program ($4.6 million), and a stronger Canadian dollar ($4.4 million).
Inventory levels increased 60.4% at June 30, 2007 as compared to June 30, 2006 due to an increase in export warehouse inventory levels.
Newsprint Third Party Data: For the six months ended June 30, 2007, total U.S. demand and consumption of newsprint decreased 11.2% and 11.1%, respectively, as compared to the same period last year. North American net exports of newsprint were 12.6% higher than 2006 levels. Total inventories (North American mills and users) at June 30, 2007 were 1.3 million metric tons, or 3.6%, higher than June 30, 2006. At June 30, 2007 and 2006, the days of supply at the U.S. daily newspapers was 45 days and 44 days, respectively. The North American operating rate was 94% for the six months ended June 30, 2007. Newspaper advertising linage declined 7.4% when compared to the first six months of 2006.
Six months ended June 30, 2007 versus June 30, 2006

Sales decreased in the first six months of 2007 as compared to the first six months of 2006 primarily as a result of lower product pricing and lower shipments of newsprint. Newsprint shipments were 14.2% lower in the first six months of 2007 when compared to the first six months of 2006 as we continue to match production to our orders and continue the shift of machine capacity from newsprint to specialties. Additionally, we temporarily curtailed production at our Gatineau and other facilities in the first six months of 2007 due to weak demand of newsprint. In the first six months of 2007, we had total downtime of 119,000 metric tons, including 13,000 metric tons of maintenance downtime primarily related to a major machine rebuild at one of our sites. We will continue to match production to our orders.
Segment income decreased to a segment loss in the first six months of 2007 as compared to the first six months of 2006 primarily as a result of lower sales noted above, partially offset by lower manufacturing and distribution costs. Manufacturing costs were lower as a result of lower volumes ($62.7 million), lower maintenance ($13.7 million), lower labor costs ($14.1 million) and lower depreciation expense ($4.6 million), partially offset by higher wood costs, particularly increased recycled fiber costs ($19.5 million), reduced benefits from our Canadian dollar hedging program ($12.1 million) and a stronger Canadian dollar ($2.6 million).

BOWATER INCORPORATED
Market Pulp

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change

Average price (per metric ton)	$648	$564	$84	$638	$544	$94
Shipments (thousands of metric tons)	212.5	242.3	(29.8)	424.2	489.7	(65.5)
Downtime (thousands of metric tons)	16.6	14.6	2.0	23.1	18.7	4.4
Inventory at end of period (thousands of metric tons)	58.7	70.5	(11.8)	58.7	70.5	(11.8)

(In millions)

Sales	$137.7	$136.7	$1.0	$270.8	$266.1	$4.7
Segment income (loss)	17.3	(1.6)	18.9	36.0	(1.3)	37.3

Significant items that improved (lowered) segment income (loss):
Product pricing			$17.1			$38.6
Shipment volume			(16.1)			(33.9)

Change in total sales			1.0			4.7
Manufacturing costs			18.8			34.1
Distribution costs			(1.4)			(1.1)
Selling and administrative expenses			0.5			(0.4)

			$18.9			$37.3

Three months ended June 30, 2007 versus June 30, 2006

Sales of market pulp increased slightly in the second quarter of 2007 as compared to the same period in 2006 as a result of higher product pricing, which was almost completely offset by lower shipments. Our average price for market pulp was 14.9% higher in the second quarter of 2007 compared to the second quarter of 2006. The increase in demand is from both North America and offshore markets, particularly China. We implemented price increases of $20 per metric ton for softwood and $30 per metric ton for fluff pulp, effective July 1, 2007. We also implemented a price increase of $20 per metric ton for hardwood grades effective August 1, 2007. Our shipments decreased 12.3% and our inventories decreased 16.7% compared to 2006, due to reduced production from our Thunder Bay facility as a result of the permanent shut of our “A” kraft pulp mill in May 2006. Mill inventories remain at low levels, particularly in softwood products, and consumer inventories are at near record lows as well. Currently, softwood grades have better market supply/demand dynamics than hardwood grades, but with the tight softwood grade market, demand for the hardwood grades is growing.
Segment income increased in the second quarter of 2007 from a segment loss for the same period in 2006, primarily as a result of lower manufacturing costs. The lower manufacturing costs consisted of lower volumes ($17.1 million) and lower labor costs ($2.2 million), partially offset by reduced benefits from our Canadian dollar hedging program ($2.7 million) and a stronger Canadian dollar ($1.0 million).
Market Pulp Third Party Data: World demand for market pulp increased 2% in the six months ended June 30, 2007 compared to the same period last year. World producers shipped at 94% of capacity during the six months ended June 30, 2007 compared to 97% during the same period in 2006.

BOWATER INCORPORATED
Six months ended June 30, 2007 versus June 30, 2006

Sales of market pulp increased in the first six months of 2007 as compared to the same period in 2006 as a result of higher product pricing, which was partially offset by lower shipments. Our average price for market pulp was 17.3% higher in the first six months of 2007 compared to first six months of 2006. The increase in demand is from both North America and offshore markets, particularly China. Our shipments decreased 13.4% and our inventories decreased 16.7% compared to 2006, due to reduced production from our Thunder Bay facility as a result of the permanent shut of our “A” kraft pulp mill in May 2006. Mill inventories remain at low levels, particularly in softwood grades, and consumer inventories are at near record lows as well.
Segment income increased in the first six months of 2007 from a segment loss for the same period in 2006 primarily as a result of the change in total sales, as noted above, and lower manufacturing costs. The lower manufacturing costs consisted of lower volumes ($25.6 million), lower labor ($5.7 million), maintenance ($4.4 million), wood ($4.3 million), and energy costs ($2.3 million), partially offset by reduced benefits from our Canadian dollar hedging program ($7.2 million) and a stronger Canadian dollar ($0.3 million).
Lumber

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change

Average price (per mbf)	$283	$334	$(51)	$278	$343	$(65)
Shipments (millions of mbf)	226.7	281.1	(54.4)	456.5	556.1	(99.6)
Downtime (millions of mbf)	43.6	54.0	(10.4)	68.6	111.9	(43.3)
Inventory at end of period (millions of mbf)	49.0	48.9	0.1	49.0	48.9	0.1

(In millions)

Sales	$64.1	$94.0	$(29.9)	$126.9	$190.5	$(63.6)
Segment loss	(7.0)	(4.8)	(2.2)	(20.6)	(3.5)	(17.1)

Significant items that improved (lowered) segment loss:
Product pricing			$(12.5)			$(30.8)
Shipment volume			(17.4)			(32.8)

Change in total sales			(29.9)			(63.6)
Manufacturing costs			21.4			34.4
Distribution costs			5.7			11.1
Selling and administrative expenses			0.6			1.0

			$(2.2)			$(17.1)

Three months ended June 30, 2007 versus June 30, 2006

Sales decreased in the second quarter of 2007 as compared to the same period in 2006 as a result of a 15.3% lumber price decrease primarily due to a weaker U.S. housing market. Our lumber shipments decreased 19.4% in the second quarter of 2007 as compared to the same period in 2006 mainly as a result of sawmills that were sold in the second quarter of 2006 and the restrictions imposed by quotas under the Softwood Lumber Agreement between the U.S. and Canada beginning in January 2007.
Segment loss increased slightly in the second quarter of 2007 as compared to the same period in 2006 as a result of the lower sales discussed above, partially offset by lower manufacturing and distribution costs. The decrease in manufacturing costs consisted of lower volumes ($10.3 million), lower wood ($5.3 million) and labor costs ($2.9 million), partially offset by reduced benefits from our Canadian dollar hedging program ($1.6 million) and a stronger

BOWATER INCORPORATED
Canadian dollar ($1.2 million). The lower distribution costs are primarily due to lower shipments and a reduction in lumber duties paid to the U.S. Department of Commerce in the second quarter of 2007 as a result of the agreement that was implemented in January 2007 regarding Canadian softwood lumber exports to the U.S.
Lumber Third Party Data: U.S. housing starts decreased 19.4% from June 2006 to June 2007.
Six months ended June 30, 2007 versus June 30, 2006

Sales decreased in the first six months of 2007 as compared to the same period in 2006 as a result of a 19.0% lumber price decrease due primarily to a weaker U.S. housing market. Our lumber shipments decreased 17.9% in the first six months of 2007 as compared to the same period in 2006 mainly as a result of sawmills that we sold in the first six months of 2006 and the restrictions imposed by quotas under the Softwood Lumber Agreement.
Segment loss increased in the first six months of 2007 as compared to the same period in 2006 as a result of lower sales discussed above, partially offset by lower manufacturing and distribution costs. The decrease in manufacturing costs consisted of lower volumes ($18.0 million), lower wood ($10.1 million), labor ($3.3 million) and maintenance costs ($1.8 million), partially offset by reduced benefits from our Canadian dollar hedging program ($4.2 million) and a stronger Canadian dollar ($0.3 million). The lower distribution costs were primarily due to lower shipments and a reduction in lumber duties paid in connection with the Softwood Lumber Agreement.
Corporate and Other
We exclude the gain on disposition of assets and employee termination costs from our internal review of product line results. Also excluded from our product line review are corporate and other items which include timber sales and general and administrative expenses. These items are analyzed separately from our product line results. The following table is included in order to facilitate the reconciliation of our product line sales and segment income (loss) to our total sales and operating income in our Consolidated Statements of Operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change

Corporate and Other:
Sales	$3.0	$3.4	$(0.4)	$6.1	$13.4	$(7.3)
Operating (loss) income:
Net gain on disposition of assets	$64.6	$71.7	$(7.1)	$122.5	$100.5	$22.0
Employee termination costs	(12.0)	—	(12.0)	(19.2)	(4.4)	(14.8)
Corporate and other	(32.1)	(22.1)	(10.0)	(58.6)	(39.6)	(19.0)

Net gain on disposition of assets: During the three months and six months ended June 30, 2007, Bowater recorded net pre-tax gains of $64.6 million and $122.5 million, respectively, related primarily to the sale of timberlands. During the first six months of 2007, we completed the sale of approximately 107,800 acres of timberlands and other assets for proceeds of $147.4 million. During the three months and six months ended June 30, 2006, Bowater recorded net pre-tax gains of $71.7 million and $100.5 million, respectively, related primarily to the sale of timberlands. During the first six months of 2006, we completed the sale of approximately 496,800 acres of timberlands in the U.S. and Canada, two small Canadian sawmills and other non-core fixed assets for total proceeds of $238.1 million.

BOWATER INCORPORATED
Employee termination costs: During the three months and six months ended June 30, 2007, we recorded $12.0 million and $19.2 million, respectively, of employee termination costs, primarily as a result of $6.6 million and $7.9 million, respectively, of pension and postretirement-related charges associated with a mill-wide restructuring at our Thunder Bay, Ontario facility, lump-sum payouts to certain employees and certain changes to our U.S. postretirement benefit plans. The balance of the charge is related to severance for a number of employees during the first six months of 2007. During the three months and six months ended June 30, 2006, we recorded $4.4 million of net curtailment losses related to the termination of employees upon the permanent closure of our Thunder Bay “A” kraft pulp mill.
Corporate and other: The decrease in sales for the three and six months ended June 30, 2007 as compared to the same periods in the prior year is due to lower timber sales, as the land that was producing the timberlands has been sold in our land sales program. The increase in operating loss during the three and six months ended June 30, 2007 is primarily due to increased share-based compensation expense ($3.6 million and $9.1 million, respectively) and merger related costs ($8.0 million and $10.3 million, respectively), incurred in connection with our planned combination with Abitibi.
Interest Expense
The decrease in interest expense of $2.0 million and $4.1 million for the three and six months ended June 30, 2007, respectively, is primarily attributable to lower average debt balances during the 2007 periods.
Income Taxes
Our effective tax rate, which resulted in the recording of a tax provision on a pre-tax loss, was (38.3)% for the second quarter of 2007 as compared to 160.4% for the second quarter of 2006 and was (26.7)% for the first six months of 2007 as compared to 296.2% for the first six months of 2006. We established a valuation allowance against our Canadian deferred tax assets in 2005. Our Canadian operations have continued to experience operating losses since then. Consequently, income tax benefits and tax credits of $24.3 million and $42.1 million for the second quarter of 2007 and 2006, respectively, and $37.3 million and $55.6 million for the first six months of 2007 and 2006, respectively, which arose primarily from operating losses at certain Canadian operations, were entirely offset by tax charges to increase our tax valuation allowance.
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in Canada. Upon consolidation, such income and gains are eliminated, but we are still liable for the Canadian taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we will likely not be recording income tax benefits on most of our 2007 operating losses generated in Canada, which would have the impact of increasing our overall effective income tax rate in future periods. To the extent that our Canadian operations become profitable, the impact of this valuation allowance would lessen or reverse and positively impact our effective tax rate in those periods.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are generally cash provided from operations and available borrowings under our credit facilities, which are discussed in more detail below. We periodically review timberland holdings and sell timberlands. In the first six months of 2007, the sale of timberlands and other assets, generating proceeds of $147.4 million, also provided a significant source of liquidity. Since late 2005, we have generated approximately $520 million of proceeds from such sales. We believe that cash from operations and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations, capital expenditures and dividend payments on a stand-alone basis for the next twelve months.

BOWATER INCORPORATED
Cash (Used for) Provided by Operations
During the first six months of 2007 and 2006, Bowater had a net loss of $98.0 million and $29.4 million, respectively. Cash used for operating activities totaled $55.8 million in the first six months of 2007 compared to cash provided by operating activities of $42.5 million during the same period of 2006. The decrease in cash provided by operations was primarily related to lower sales for most of our products and higher costs to operate certain of our mills. As noted in the discussion of our segment results of operations, transaction prices and shipments were lower for the majority of our products. Newsprint and specialty paper production has been curtailed as a result of the continued decline in newsprint demand and higher costs to operate our Canadian mills, primarily due to the stronger Canadian dollar and higher energy costs.
Working capital negatively impacted our cash flows from operations in the first six months of 2007 primarily due to an increase in inventories for newsprint and specialty papers, which resulted primarily from an increase in capacity and a weaker market for specialty papers and an increase in export warehouse inventory related to our significant increase in exports of newsprint, as well as a decrease in accounts payable and accrued liabilities due to the timing of payments. These working capital changes were partially offset by a decrease in accounts receivable which was primarily due to lower sales, net of an increase in accounts receivable resulting from an increase in export sales, which tend to have extended terms.
Cash Provided by Investing Activities
Cash provided by investing activities totaled $83.9 million and $147.5 million for the first six months of 2007 and 2006, respectively. The decrease in cash provided by investing activities during the first six months of 2007 is due primarily to fewer land sales, partially offset by decreased investment in our capital assets. Additionally, in connection with the combination with Abitibi, we spent $12.4 million for direct acquisition costs during the first six months of 2007. Capital expenditures include compliance, maintenance and return-based projects. We expect to spend approximately $100 million on similar capital projects during the remaining six months of 2007.
Cash Used for Financing Activities
Cash used for financing activities totaled $37.6 million and $106.5 million for the first six months of 2007 and 2006, respectively. Bowater paid cash dividends of $22.9 million and made net payments of $14.7 million on its long-term debt during the first six months of 2007.
Short-term Financing
As of June 30, 2007, we had available borrowings under our credit facilities as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
Short-Term Bank Debt	Commitment	Outstanding	Available (1)	Date	Rate (2)

	(in millions except for dates and interest rates)
U.S. Credit Agreement	$415.0	$—	$347.0	05/11	8.75%

Canadian Credit Agreement	165.0	—	129.2	05/08	n/a

	$580.0	$—	$476.2

(1)	The commitment available under each of the revolving credit facilities is subject to collateral requirements and covenant restrictions as described below and is reduced by outstanding letters of credit of $68.0 million for the U.S. and $35.8 million for Canada. Commitment fees for unused portions of the U.S. and Canadian facilities are 50 basis points and 25 basis points, respectively.

(2)	Borrowings under the revolving credit facilities incur interest based, at our option, on specified market interest rates plus a margin. We had borrowings under our U.S. credit agreement during the first six months of 2007.

BOWATER INCORPORATED

These borrowings were fully repaid during the first six months of 2007. We had no outstanding borrowings under our Canadian credit agreement during the first six months of 2007.
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
In order for us to maintain compliance with our U.S. and Canadian credit facilities subsequent to the consummation of the proposed combination with Abitibi, it was necessary to amend those facilities. The amendment was approved by our banks in July 2007 and will be entered into upon consummation of the combination. The amendment permits a structure that allows AbitibiBowater, which would become the parent corporation of Bowater upon consummation of the merger, to become a party to the credit facilities. All existing debt structures are expected to remain intact upon consummation of the merger; however, restrictions on the amount of cash that can be transferred from Bowater to AbitibiBowater are expected.
Employees
As of June 30, 2007, Bowater employed approximately 6,900 people, of whom approximately 4,700 were represented by bargaining units. Our unionized employees in the U.S. are represented predominantly by the United Steelworkers Union and in Canada predominantly by the Communications, Energy and Paper Union. Labor agreements covering approximately 390 employees in the U.S. paper mills expire in September 2007. A labor agreement covering approximately 150 employees at our Mokpo facility expires in July 2007.
In July 2007, Bowater negotiated a new labor agreement covering approximately 100 employees at our Saint-Félicien sawmill facility. The new agreement, which was approved by union members, expires in May 2011.
In February 2007, the union members at our Thunder Bay, Ontario facility ratified an agreement that is expected to result in approximately CDN$16.0 million in annual labor savings. This plan was one of the cost reduction measures considered in making the decision to resume operation of a paper machine at our Thunder Bay facility in May 2007. As a result of a mill-wide restructuring of this facility, 157 jobs were eliminated. This reduction in jobs is partially offset by the recall of 40 previously laid-off employees as a result of the restart of one of the paper machines at this facility in May 2007.
At our Gatineau, Quebec mill approximately 175 jobs will be eliminated in a mill-wide restructure to improve the cost competitiveness of the mill. One of Gatineau’s three paper machines is temporarily idled due to a combination of elevated costs for recycled fiber and insufficient demand for our newsprint product. In the event the idled machine is restarted, a portion of these employees would be recalled back to work.
At our Dolbeau, Quebec mill approximately 130 jobs will be eliminated in a mill-wide restructure to improve the cost competitiveness of the mill. One of Dolbeau’s two paper machines is temporarily idled due to a combination of elevated costs for recycled fiber and insufficient demand for our book printing grades. In the event the idled machine is restarted, a portion of these employees are expected to be recalled back to work.
Exchange Rate Fluctuation Effect on Earnings

BOWATER INCORPORATED
Canadian Dollar
Nearly half of our manufacturing costs and certain financial liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our tax and other financial liabilities denominated in Canadian dollars, our hedging levels, and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollars. The impact of a one-cent increase in the Canadian dollar exchange rate on our operating income is discussed below in “Exchange Rate Hedging Programs — Canadian Dollars Forward Contracts.”
British Pound Sterling
We have entered into sales agreements denominated in the British pound sterling, representing less than 5% of our sales for the first six months 2007. Accordingly, changes in the British pound sterling-U.S. dollar exchange rate impact the amount of revenues we recognize. The magnitude and direction of the impact primarily depends on our sales volume under these sales agreements, our hedging levels, and the magnitude, direction and duration of changes in the British pound sterling-U.S. dollar exchange rate. Decreases in the value of the British pound sterling versus the U.S. dollar reduce our sales, which are reported in U.S. dollars.
Exchange Rate Hedging Programs
Canadian Dollars Forward Contracts
We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. Under the exchange rates and operating conditions that existed at June 30, 2007, for every one-cent increase in the Canadian-U.S. dollar exchange rate, our operating income, before currency hedging, for the six months ended June 30, 2007 was reduced by approximately $6.7 million. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. Based on exchange rates and operating conditions projected for the remainder of 2007, we project that a one-cent increase in the Canadian dollar exchange rate would reduce our operating income for the year ended December 31, 2007, before currency hedging, by approximately $13.3 million.
At December 31, 2006, we had approximately $0.4 million of unrealized losses recorded on our Canadian dollar hedging program. With the Canadian dollar strengthening to historically high levels, we had been entering into short-term hedging contracts that extend out only a few months at a time. As of June 30, 2007, all of our outstanding contracts had expired. We continue to assess opportunities to enter into short-term hedging contracts. For a further description of our hedging activities, see Note 9 to our Consolidated Financial Statements.
British Pound Sterling Forward Contracts
Beginning in the first quarter of 2007, we entered into currency forward contracts to partially limit our exposure to British pound sterling-U.S. dollar exchange rate fluctuations. We expect exchange rate fluctuations to continue to impact revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. All of the existing contracts will mature on or before December 2007. Based on exchange rates and sales volumes projected for the remainder of 2007, we project that a one-cent increase in the British pound sterling exchange rate would reduce our sales for the year ended December 31, 2007, before currency hedging, by approximately $0.3 million.
These contracts do not currently qualify for hedge accounting treatment and have been adjusted to fair value through the Consolidated Statements of Operations. Approximately $0.8 million and $0.7 million of pre-tax losses were recognized for the three and six months ended June 30, 2007, respectively, for contracts that we purchased to economically hedge forecasted sales expected to occur in 2007. Hedging contracts outstanding at June 30, 2007 have

BOWATER INCORPORATED
been established to hedge forecasted transactions through the fourth quarter of 2007. As of June 30, 2007, the fair value of our outstanding British pound sterling forward contracts, which have a notional value of $40.3 million, is a liability of $0.5 million. For a further description of our hedging activities, see Note 9 to our Consolidated Financial Statements.
Commodity Hedging Program
Natural Gas Swap Agreements
Beginning in the third quarter of 2006, we entered into natural gas swap agreements under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our hedged natural gas costs are billed to us based on a publicly traded index plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in those indices by contractually exchanging the publicly traded index upon which we are billed for a fixed index of natural gas cost. The swap agreements, which did not qualify for hedge accounting treatment during the first six months of 2007, have been adjusted to fair value through the Consolidated Statements of Operations. As a result, approximately $1.1 million of pre-tax losses and $0.1 million of pre-tax gains were recognized for the three and six months ended June 30, 2007, respectively, for contracts that we entered into to economically hedge forecasted transactions expected to occur through July 2008. As of June 30, 2007, the fair value of our outstanding natural gas swap agreements, which have a notional amount of $7.5 million, is a liability of $0.4 million. For a further description of our hedging activities, see Note 9 to our Consolidated Financial Statements.
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

BOWATER INCORPORATED
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We have manufacturing operations in the United States, Canada and Korea and sales offices located throughout the world. As a result, we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. Approximately 40% of our pulp and paper production capacity and a significant portion of our lumber production are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See the information set forth under “Item 1A — Risks Factors — Currency fluctuations may adversely affect our results of operations and financial condition and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs” in Part II of our Form 10-Q for the three months ended March 31, 2007 and under section “Exchange Rate Fluctuation Effect on Earnings” in this Form 10-Q for further information on foreign exchange risks related to our sales and operating costs. To reduce our exposure to differences in Canadian dollar and British pound sterling exchange rate fluctuations, we periodically enter into and designate Canadian dollar forward contracts and British pound sterling forward contracts to hedge certain of our forecasted Canadian dollar cash outflows and British pound sterling cash inflows, respectively. We estimate the monthly forecasted Canadian dollar outflows on a rolling 24-month basis. Depending on the level of the Canadian dollar, we hedge the forecasted Canadian dollar outflows of manufacturing costs up to 90% in each of the first twelve months and up to 80% in the following twelve months. Due to the continued strengthening of the Canadian dollar, we are currently not hedging beyond the next three months. At June 30, 2007, we had no Canadian dollar forward contracts outstanding. We enter into British pound sterling forward contracts for an amount equal to up to 75% of outstanding sales contracts with U.K. customers, depending on the level of the British pound sterling. At June 30, 2007, we had entered into British pound sterling forward contracts for a notional amount of $40.3 million, which represented 60% of our outstanding sales contracts with U.K. customers. Information regarding the carrying value and fair market value of the outstanding contracts is set forth in Note 9 to our Consolidated Financial Statements.
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate and variable-rate long-term debt and our short-term variable-rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We have a mix of fixed-rate and variable-rate borrowings. At June 30, 2007, we had $1,990.9 million of fixed rate long-term debt and $267.9 million of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate short and long-term debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our outstanding short and long-term variable rate debt, a 100 basis-point increase in interest rates would have increased our interest expense in the first six months of 2007 by approximately $1.4 million.
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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
(b)	Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
(a)	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

(b)	On September 30, 2005, the Ministry of Justice of the Province of Quebec (MOJ) cited one of our subsidiaries, Bowater Canadian Forest Products, Inc. (BCFPI), in connection with effluent water quality of the Dolbeau mill. BCFPI settled this citation on March 29, 2007, by agreeing to pay a fine and costs totaling CDN $158,000 (approximately US $136,000). The Dolbeau mill has taken steps to improve its effluent quality and has experienced only two other exceedences since January 1, 2005.

(c)	On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the combination. The complaint seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. The management of Bowater believes this claim is entirely without merit and intends to contest this matter vigorously.

(d)	There have been no other material developments to the legal proceedings described in our Annual Report on Form 10-K filed on March 1, 2007.

BOWATER INCORPORATED
Item 6. Exhibits.
Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

4.1	First Amendment to the Credit Agreement, dated July 20, 2007, by and among Bowater Canadian Forest Products Inc., as Borrower; Bowater Incorporated, as U.S. Borrower; Bowater Canadian Holdings Incorporated, as Parent Grantor; several lenders and The Bank of Nova Scotia.
4.2	First Amendment to Credit Agreement, dated July 20, 2007, by and among Bowater Incorporated, several lenders and Wachovia Bank, National Association.
10.1	First Amendment dated May 11, 2007 to the Agreement between Bowater Incorporated and Arnold M. Nemirow, dated May 10, 2006.
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BOWATER INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED
By	/s/ William G. Harvey
William G. Harvey
Executive Vice President and Chief Financial Officer

By	/s/ Joseph B. Johnson
Joseph B. Johnson
Vice President and Controller

Dated: August 9, 2007

BOWATER INCORPORATED
INDEX TO EXHIBITS

Exhibit No.	Description
4.1	First Amendment to the Credit Agreement, dated July 20, 2007, by and among Bowater Canadian Forest Products Inc., as Borrower; Bowater Incorporated, as U.S. Borrower; Bowater Canadian Holdings Incorporated, as Parent Grantor; several lenders and The Bank of Nova Scotia.
4.2	First Amendment to Credit Agreement, dated July 20, 2007, by and among Bowater Incorporated, several lenders and Wachovia Bank, National Association.
10.1	First Amendment dated May 11, 2007 to the Agreement between Bowater Incorporated and Arnold M. Nemirow, dated May 10, 2006.
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.