Form 10-Q
period 2007-09-30
BOWATER INC
filed 2007-11-09
CIK 743368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-1872
BOWATER INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	62-0721803

(State of Incorporation)	(I.R.S. Employer Identification No.)
1155 Metcalfe Street, Suite 800; Montreal, Quebec; Canada H3B 5H2

(Address of principal executive offices)(Zip Code)
(514) 875-2160

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
Large Accelerated Filer ☑       Accelerated Filer ☐       Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2007.

Class	Outstanding at November 1, 2007

Common Stock, $1.00 Par Value	56,302,409 Shares

BOWATER INCORPORATED
I N D E X

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of US dollars except share and per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$814.7	$875.9	$2,384.9	$2,668.5
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	672.3	650.7	1,912.3	2,028.6
Depreciation, amortization and cost of timber harvested	79.5	80.8	239.1	243.1
Distribution costs	83.9	83.4	242.0	249.8
Selling and administrative expense	49.8	47.9	144.8	127.2
Arbitration award	28.4	—	28.4	—
Impairment and other related charges	—	246.4	—	246.4
Net gain on disposition of assets	(17.1)	(54.0)	(139.6)	(154.5)

Operating loss	(82.1)	(179.3)	(42.1)	(72.1)
Interest expense	(47.3)	(50.8)	(141.9)	(149.5)
Other (expense) income, net	(16.1)	4.9	(34.8)	9.7

Loss before income taxes, minority interests, and cumulative effect of accounting change	(145.5)	(225.2)	(218.8)	(211.9)

Income tax benefit (provision)	0.4	9.9	(19.2)	(29.5)
Minority interests, net of tax	3.0	(0.8)	(2.1)	(1.5)

Loss before cumulative effect of accounting change	(142.1)	(216.1)	(240.1)	(242.9)

Cumulative effect of accounting change, net of tax	—	—	—	(2.6)

Net loss	$(142.1)	$(216.1)	$(240.1)	$(245.5)

Loss per share:
Basic loss per common share:
Loss before cumulative effect of accounting change	$(2.47)	$(3.76)	$(4.18)	$(4.23)
Cumulative effect of accounting change, net of tax	—	—	—	(0.05)

Net loss	$(2.47)	$(3.76)	$(4.18)	$(4.28)

Diluted loss per common share:
Loss before cumulative effect of accounting change	$(2.47)	$(3.76)	$(4.18)	$(4.23)
Cumulative effect of accounting change, net of tax	—	—	—	(0.05)

Net loss	$(2.47)	$(3.76)	$(4.18)	$(4.28)

Average number of shares outstanding (in millions):
Basic and diluted	57.5	57.4	57.4	57.4

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of US dollars except share and per-share amounts)

	September 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$83.9	$98.9
Accounts receivable, net	456.7	444.5
Inventories	366.8	349.8
Timberlands held for sale	4.8	18.7
Other current assets	68.5	47.1

Total current assets	980.7	959.0

Timber and timberlands	58.8	60.8
Fixed assets, net	2,737.3	2,877.9
Goodwill	590.7	590.2
Other assets	142.6	158.0

Total assets	$4,510.1	$4,645.9

Liabilities and shareholders’ equity
Current liabilities:
Current installments of long-term debt	$21.7	$14.9
Short-term bank debt	72.0	—
Accounts payable and accrued liabilities	466.1	431.2

Total current liabilities	559.8	446.1

Long-term debt, net of current installments	2,243.9	2,251.6
Pension and other postretirement benefits obligations	641.1	651.1
Other long-term liabilities	72.1	92.5
Deferred income taxes	349.3	313.0
Minority interests in subsidiaries	77.7	59.0
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value. Authorized 100,000,000 shares; issued 67,852,878 and 67,585,104 shares at September 30, 2007 and December 31, 2006, respectively	67.8	67.6
Exchangeable shares, no par value. Unlimited shares authorized; 1,202,154 and 1,423,830 shares outstanding at September 30, 2007 and December 31, 2006, respectively	56.8	67.6
Additional paid-in capital	1,650.5	1,630.1
Retained deficit	(348.8)	(76.0)
Accumulated other comprehensive loss	(374.4)	(371.0)
Treasury stock at cost, 11,597,419 and 11,600,717 shares at September 30, 2007 and December 31, 2006, respectively	(485.7)	(485.7)

Total shareholders’ equity	566.2	832.6

Total liabilities and shareholders’ equity	$4,510.1	$4,645.9

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions of US dollars except share and per-share amounts)
For the nine months ended September 30, 2007

					Accumulated
			Additional		Other		Total
	Common	Exchangeable	Paid In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Shares	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2006	$67.6	$67.6	$1,630.1	$(76.0)	$(371.0)	$(485.7)	$832.6

Cumulative adjustment to retained deficit for the adoption of FIN 48	—	—	—	2.3	—	—	2.3
Dividends on common stock ($0.60 per share)	—	—	—	(35.0)	—	—	(35.0)
Retraction of exchangeable shares (221,676 shares issued and exchangeable shares retracted)	0.2	(10.8)	10.6	—	—	—	—
Share-based compensation costs for equity awards	—	—	10.6	—	—	—	10.6
Restricted stock units vested (46,098 shares, net of shares forfeited for employee withholding taxes)	—	—	(0.8)	—	—	—	(0.8)
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (3,298 shares)	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	(240.1)	—	—	(240.1)
Change in unrealized prior service costs, net of tax of $2.7	—	—	—	—	(2.2)	—	(2.2)
Change in actuarial gains and losses, net of tax of $6.5	—	—	—	—	28.7	—	28.7
Foreign currency translation	—	—	—	—	(30.7)	—	(30.7)
Change in unrealized gain on hedged transactions, net of tax of $0.5	—	—	—	—	0.8	—	0.8

Total comprehensive loss							(243.5)

Balance at September 30, 2007	$67.8	$56.8	$1,650.5	$(348.8)	$(374.4)	$(485.7)	$566.2

For the nine months ended September 30, 2006

					Accumulated
			Additional	Retained	Other		Total
	Common	Exchangeable	Paid In	Earnings	Comprehensive	Treasury	Shareholders’
	Stock	Shares	Capital	(Deficit)	Loss	Stock	Equity

Balance at December 31, 2005	$67.5	$68.1	$1,621.6	$100.1	$(156.0)	$(485.8)	$1,215.5

Cumulative adjustment to retained earnings for adoption of SAB 108	—	—	—	8.6	—	—	8.6
Dividends on common stock ($0.60 per share)	—	—	—	(34.7)	—	—	(34.7)
Retraction of exchangeable shares (315 shares issued and exchangeable shares retracted)	—	—	0.1	—	—	—	0.1
Share-based compensation costs for equity awards	—	—	5.1		—	—	5.1
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (3,473 shares)	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	(245.5)	—	—	(245.5)
Minimum pension liability	—	—	—	—	(5.1)	—	(5.1)
Foreign currency translation	—	—	—	—	4.0	—	4.0
Change in unrealized gain on hedged transactions, net of tax of $11.1	—	—	—	—	(18.2)	—	(18.2)

Total comprehensive loss							(264.8)

Balance at September 30, 2006	$67.5	$68.1	$1,626.8	$(171.5)	$(175.3)	$(485.8)	$929.8

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of US dollars)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(240.1)	$(245.5)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Cumulative effect of accounting change, net of tax	—	2.6
Share-based compensation	10.1	1.8
Depreciation, amortization and cost of timber harvested	239.1	243.1
Impairment and other related charges	—	246.4
Deferred income taxes	31.4	21.6
Minority interests, net of tax	2.1	1.5
Net pension (contributions) benefit costs	(26.6)	(25.9)
Net gain on disposition of assets	(139.6)	(154.5)
Changes in working capital:
Accounts receivable, net	(12.1)	(51.4)
Inventories	(17.0)	6.8
Income taxes receivable and payable	0.1	11.2
Accounts payable and accrued liabilities	34.6	21.2
Other, net	4.1	(10.6)

Net cash (used for) provided by operating activities	(113.9)	68.3

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(72.6)	(138.0)
Dispositions of assets, including timber and timberlands	166.6	296.5
Direct acquisition costs related to the merger with Abitibi-Consolidated Inc.	(17.2)	—

Net cash provided by investing activities	76.8	158.5

Cash flows from financing activities:
Cash dividends	(34.9)	(34.7)
Short-term financing	80.0	370.9
Short-term financing repayments	(8.0)	(432.5)
Repurchase of long-term debt	—	(17.5)
Payments of long-term debt	(15.0)	(22.3)

Net cash provided by (used for) financing activities	22.1	(136.1)

Net (decrease) increase in cash and cash equivalents	(15.0)	90.7
Cash and cash equivalents:
Beginning of period	98.9	30.1

End of period	$83.9	$120.8

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $0.3 and $2.8, respectively	$119.9	$129.6
Income taxes	$—	$6.8

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bowater Incorporated and subsidiaries (“Bowater,” also referred to as “we” or “our”). The consolidated balance sheet as of September 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the periods ended September 30, 2007 and 2006 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes and critical accounting estimates included in our most recent Annual Report on Form 10-K. Certain prior-year amounts in the notes to the consolidated financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on total shareholders’ equity or net loss.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing the threshold a tax position is required to meet before being recognized in the financial statements. As a result of the adoption, we recorded a $2.3 million credit to our opening retained deficit balance in 2007. The credit represents the cumulative effect of adoption on prior periods. For additional information regarding this adjustment, refer to Note 9, Income Taxes.

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

2.	Inventories

	September	December 31,
(Unaudited, in millions)	30,2007	2006

At lower of cost or market:
Raw materials	$57.3	$87.7
Work in process	18.0	20.1
Finished goods	155.9	123.0
Mill stores and other supplies	149.0	132.0

	380.2	362.8
Excess of current cost over LIFO inventory value	(13.4)	(13.0)

	$366.8	$349.8

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
3.	Timberlands Held for Sale

We are currently marketing for sale approximately 17,600 acres of timberlands in the United States and Canada. The sale of these timberlands is expected to be completed in 2007 and 2008. Timberlands held for sale are carried on our Consolidated Balance Sheets at cost as we expect the proceeds of the timberland sales to exceed the individual carrying values of the timberlands sold. Included in deferred income taxes are $1.1 million and $4.8 million at September 30, 2007 and December 31, 2006, respectively, of deferred tax liabilities associated with these timberlands held for sale.

During the three months ended September 30, 2007, we sold approximately 11,400 acres of timberlands and other assets for proceeds of approximately $19.2 million. During the nine months ended September 30, 2007, we sold approximately 119,200 acres of timberlands and other assets for proceeds of approximately $166.6 million.

During the three months ended September 30, 2006, we sold approximately 23,000 acres of timberlands and other assets for proceeds of approximately $58.4 million. During the nine months ended September 30, 2006, we sold approximately 519,000 acres of timberlands, our Dégelis and Baker Brook sawmills and other assets for proceeds of approximately $296.5 million.

4.	Accumulated Other Comprehensive Loss

The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are as follows:

	September 30,	December 31,
(Unaudited, in millions)	2007	2006

Unrealized prior service costs (1)	$(25.4)	$(23.2)
Unrealized actuarial gains and losses (2)	(330.2)	(358.9)
Unrealized transition obligation (3)	(0.1)	(0.1)
Foreign currency translation (4)	(18.7)	12.0
Unrealized loss on hedging transactions (5)	—	(0.8)

	$(374.4)	$(371.0)

(1)	Net of deferred tax benefit of $4.2 million and $1.5 million, respectively. Net of minority interest of $2.4 million and $2.4 million, respectively.

(2)	Net of deferred tax benefit of $103.1 million and $109.6 million, respectively. Net of minority interest of $5.2 million and $5.2 million, respectively.

(3)	Net of deferred tax benefit of $0.1 million and $0.1 million, respectively.

(4)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed indefinitely invested.

(5)	Net of a deferred tax benefit of $0.5 million for 2006.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
5.	Loss Per Share

The information required to compute net loss per basic and diluted share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

Basic weighted-average number of common shares outstanding	57.5	57.4	57.4	57.4
Effect of potentially dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—

Diluted weighted-average number of common shares outstanding	57.5	57.4	57.4	57.4

No adjustments to net loss are necessary to compute net loss per basic and diluted share. The dilutive effect of potentially dilutive securities is calculated using the treasury stock method. Options to purchase 4.8 million shares for both the three and nine months ended September 30, 2007, and 5.0 million shares for both the three and nine months ended September 30, 2006, were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 1.0 million restricted stock units for both the three and nine months ended September 30, 2007, and 0.7 million restricted stock units for both the three and nine months ended September 30, 2006 were excluded from the calculation of diluted loss per share for the same reason.
6.	Other (Expense) Income, Net

“Other (expense) income, net” in the Consolidated Statements of Operations includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

Foreign exchange (losses) gains	$(17.4)	$0.7	$(37.0)	$(2.3)
(Losses) earnings from equity method investments	(1.9)	1.0	(4.6)	5.2
Interest income	2.2	2.0	5.7	4.1
Charges for repurchase of debt (Note 11)	—	(0.5)	—	(0.5)
Miscellaneous income, net	1.0	1.7	1.1	3.2

	$(16.1)	$4.9	$(34.8)	$9.7

7.	Impairment and Other Related Charges

Goodwill Impairment

During the third quarter of 2006, we realigned our organizational structure to move from a divisional organization to a functional organization that supports and focuses on our multi-product line manufacturing and sales across our mill base. As a result of this organizational realignment, we now manage our business based on the products that we manufacture and sell to external customers and, therefore, our reportable segments and goodwill reporting units changed. Prior to the reallocation of goodwill to our new reporting units, we performed an interim test for impairment. As a result of this review, we recorded a charge of $200.0 million attributable to an impairment of goodwill at our Thunder Bay facility. Additional information regarding this impairment charge can be found in our Annual Report on Form 10-K filed on March 13, 2007.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
Asset Impairment

Based on the continued decline of North American newsprint consumption through the third quarter of 2006, we could no longer foresee the restart of paper machine No. 3 at our Thunder Bay facility, which had been idled since 2003. Accordingly, we recorded a non-cash asset impairment charge of $18.9 million in the third quarter of 2006 to write down the carrying value of the machine to its estimated fair value, which was determined using the discounted cash flow method.

During the third quarter of 2006, we decided to close our Benton Harbor operation. This close resulted in a review of the facility’s long-lived assets for impairment. As a result, we recorded a non-cash asset impairment charge of $23.5 million. An additional $4.0 million was also recorded for lease costs, contract termination costs and severance. Inventory write-downs totaling $0.4 million were recorded in cost of sales.

8.	Pension and Postretirement Expense

The components of net periodic benefit costs relating to our pension and other postretirement (“OPEB”) plans are as follows for the three and nine months ended September 30, 2007 and 2006:

Pension Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$9.1	$10.5	$27.4	$32.4
Interest cost	32.8	29.9	94.7	89.1
Expected return on plan assets	(35.1)	(30.8)	(100.6)	(91.0)
Amortization of prior service cost	1.2	1.3	3.5	4.1
Amortization of net actuarial loss	6.8	8.0	20.6	25.7
Special termination benefits	2.7	—	6.7	—
Curtailment and settlement losses, net	5.1	8.8	12.5	13.4

Net periodic benefit cost	$22.6	$27.7	$64.8	$73.7

OPEB Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$0.5	$1.1	$1.7	$3.1
Interest cost	3.2	3.9	9.3	11.9
Amortization of prior service credit	(2.8)	(1.5)	(8.5)	(4.5)
Amortization of net actuarial loss	1.6	2.1	4.8	6.1
Curtailment and settlement gains	—	(5.5)	(3.5)	(5.7)

Net periodic benefit cost	$2.5	$0.1	$3.8	$10.9

Since the measurement date of our pension and OPEB plans is 90 days prior to the start of our year, curtailment gains and losses that arise during the year are recorded on a 90-day lag.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
Events Impacting Net Periodic Benefit Cost for the Three and Nine Months Ended September 30, 2007
In October 2006, we approved changes to the other postretirement plan for our U.S. salaried employees. Benefits for employees were either eliminated or reduced depending on whether the employee met certain age and years of service criteria. As a result, a curtailment gain of $3.2 million was included in the net periodic benefit cost of our OPEB plans during the nine months ended September 30, 2007.
In February 2007, union members at our Thunder Bay, Ontario facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 157 jobs were eliminated. A curtailment loss of approximately $1.8 million and the cost of special termination benefits of $4.0 million were included in the net periodic benefit cost of our pension plans during the nine months ended September 30, 2007, and a curtailment gain of $0.3 million was included in the net periodic benefit cost of our OPEB plans during the nine months ended September 30, 2007 as a result of the employee reduction. This event will also result in a settlement loss at the time the benefits are paid.
In May 2007, union members at our Gatineau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 143 jobs were eliminated. A curtailment loss of approximately $1.7 million and special termination benefits of approximately $2.7 million were included in the net periodic benefit cost of our pension plans for the three and nine months ended September 30, 2007 as a result of the employee reduction.
In June 2007, union members at our Dolbeau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 130 jobs were eliminated. A curtailment loss of approximately $2.6 million was included in the net periodic benefit cost of our pension plans for the three and nine months ended September 30, 2007 as a result of the employee reduction. Additionally, special termination benefits of approximately $2.7 million will be included in the net periodic benefit cost of our pension plans for the fourth quarter of 2007.
At various dates from December 2006 to June 2007, certain employees received lump-sum payouts from two of our retirement pension plans. Accordingly, settlement losses of $0.8 million and $6.4 million were included in the net periodic benefit cost of our pension plans during the three and nine months ended September 30, 2007, respectively.
Events Impacting Net Periodic Benefit Cost for the Three and Nine Months Ended September 30, 2006
As a result of the reduction of employees at our Thunder Bay “A” kraft pulp mill, curtailment losses of $0.9 million and $5.5 million were included in the net periodic benefit cost of our pension plans during the three and nine months ended September 30, 2006, respectively. In addition, a curtailment gain of $0.2 million was included in net periodic benefit cost for our OPEB plans during the nine months ended September 30, 2006. This event resulted in a partial plan termination and will result in a settlement loss when the assets and liabilities are eventually settled.
In May 2006, certain employees received lump-sum payouts from the supplemental executive retirement plan. A settlement loss of $2.3 million was included in net periodic benefit cost for our pension plans during the three and nine months ended September 30, 2006.
In May 2006, we approved changes to our defined benefit pension plan for our U.S. salaried employees. Benefits for certain employees were frozen effective January 1, 2007 and were replaced with a Company contribution to a defined contribution plan. A curtailment loss of $3.9 million was included in net periodic benefit cost for our pension plans during the three and nine months ended September 30, 2006.
In June 2006, we approved changes to our defined benefit pension plan for our Canadian salaried employees. Benefits for certain employees will be frozen January 1, 2008 and will be replaced by a Company contribution to a defined contribution plan. A curtailment loss of approximately $1.7 million was included in net periodic benefit cost for our pension plans during the three and nine months ended September 30, 2006.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
In June 2006, we approved changes to our OPEB plan for Canadian salaried employees. The OPEB plan was redesigned to phase out OPEB costs by the end of 2010 by increasing the retirees’ contributions from 20% to 100% over a four-year period beginning January 1, 2007. A curtailment gain of approximately $5.5 million was included in net periodic benefit cost for our OPEB plans during the three and nine months ended September 30, 2006.
9.	Income Taxes

The income tax benefit/provision attributable to loss before income taxes, minority interests and cumulative effect of accounting change differs from the amounts computed by applying the United States federal statutory income tax rate of 35% as a result of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

Loss before income taxes, minority interests and cumulative effect of accounting change	$(145.5)	$(225.2)	$(218.8)	$(211.9)

Expected income tax benefit	50.9	78.9	76.6	74.2
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	(34.1)	(18.2)	(71.4)	(73.8)
Tax reserves (2)	5.3	17.5	5.3	17.5
Goodwill (3)	—	(78.6)	—	(78.6)
Foreign exchange	(16.3)	7.7	(33.6)	(13.6)
State income taxes, net of federal income tax benefit	0.5	(0.2)	0.1	(2.1)
Foreign taxes (4)	(2.1)	(7.2)	8.7	39.6
Other, net	(3.8)	10.0	(4.9)	7.3

Income tax benefit (provision)	$0.4	$9.9	$(19.2)	$(29.5)

(1)	Income tax benefits generated on our Canadian operating losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits.

(2)	Tax reserves of $5.3 million and $17.5 million were reversed during the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006, respectively, as the statute of limitations associated with those tax matters had expired.

(3)	We recorded a goodwill impairment charge of $200.0 million during the three and nine months ended September 30, 2006. No tax benefit is provided by this charge.

(4)	Foreign taxes benefited by $0.3 million and $4.7 million in the three and nine months ended September 30, 2007 and $15.2 million in the nine months ended September 30, 2006 due to capital gains treatment of certain asset sales.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we decreased our liability for unrecognized tax benefits by $2.3 million, which was accounted for as a decrease to our January 1, 2007 retained deficit balance. Our liability for unrecognized tax benefits as of January 1, 2007 was $28.3 million, which included interest of $0.6 million. We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $18.4 million. If recognized, these items would impact the Consolidated Statements of Operations and our effective tax rate. We anticipate that the total amount

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
of unrecognized tax benefits will decrease by approximately $6.0 million to $7.0 million during the next twelve months due to certain U.S. statutes of limitations closing, primarily in the third quarter of 2008. The approximately $6.0 million to $7.0 million of unrecognized tax benefits is attributable to various U.S. income tax issues. We remain subject to income tax examination in Canada for tax years 2002-2006, in Korea for tax years 2005-2006 and in the U.S. for tax years 2004-2006.
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

Canadian Dollar Forward Contracts

We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to U.S. and Canadian dollar exchange rate fluctuations, we periodically enter into and designate Canadian dollar forward contracts to hedge certain of the forecasted Canadian dollar cash outflows at our Canadian mill operations, which we believe are likely to occur. There were no hedging contracts outstanding at September 30, 2007. Hedge ineffectiveness associated with our Canadian dollar forward contracts was not material for the periods presented in our Consolidated Financial Statements.

British Pound Sterling Forward Contracts

We have entered into sales agreements denominated in British pound sterling. Beginning in the first quarter of 2007, we entered into currency forward contracts to partially limit our exposure to British pound sterling-U.S. dollar exchange rate fluctuations. These currency forward contracts, which do not currently meet the requirements for hedge accounting treatment, have been recorded at fair value in the Consolidated Statement of Operations. As a result, approximately $0.2 million and $0.9 million of pre-tax losses were recognized for the three and nine months ended September 30, 2007, respectively, for contracts that we entered into to economically hedge forecasted transactions expected to occur through December 31, 2007.

Natural Gas Swap Agreements

Beginning in the third quarter of 2006, we entered into natural gas swap agreements under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our hedged natural gas costs are billed to us based on a publicly traded index plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in those indices by contractually exchanging the publicly traded index upon which we are billed for a fixed index of natural gas cost. The swap agreements, which do not currently meet the requirements for hedge accounting treatment, have been recorded at fair value in the Consolidated Statement of Operations. As a result, approximately $0.6 million and $0.5 million of pre-tax losses were recognized for the three and nine months ended September 30, 2007, respectively, for contracts that we entered into in 2006 and 2007 to economically hedge forecasted transactions expected to occur through September 2008.

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

			Range
			OfUSD/CAD and
			USD/GBP
	Notional		Exchange Rates
(Unaudited, in millions of U.S. dollars	Amountof	Asset /(Liability)	and Natural Gas
except rates and prices)	Derivatives	Fair Market Value	Index Prices

As of September 30, 2007:
Foreign Currency Exchange Agreements:
British pound sterling
Due in 2007	$20.1	$(0.7)	$1.9553 – 1.9976
Natural Gas Swap Agreements:
Due in 2007	$4.7	$(0.7)	$6.34 – 9.53
Due in 2008	$4.5	$(0.1)	$6.34 – 9.87

As of December 31, 2006:
Foreign Currency Exchange Agreements:
Canadian dollar
Due in 2007	$76.0	$(0.4)	$.8592 – .8801
Natural Gas Swap Agreements:
Due in 2007	$9.0	$(1.1)	$5.87 – 8.98

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. The risk of counterparty nonperformance is considered to be remote, and no individual financial institution holds more than 35% of our derivative financial instruments.
The components of the cash flow hedges included in “Accumulated other comprehensive loss” are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

(Gains) losses reclassified to earnings on matured cash flow hedges	$—	$(5.0)	$1.1	$(34.2)
Unrealized gains for change in value on outstanding cash flow hedges	—	0.5	0.2	4.9

	—	(4.5)	1.3	(29.3)
Income tax benefit (provision)	—	1.7	(0.5)	11.1

Net (increase) decrease in “Accumulated other comprehensive loss”	$—	$(2.8)	$0.8	$(18.2)

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
11.	Long-term and Short-term Debt

In order for Bowater to maintain compliance with our U.S. and Canadian credit facilities subsequent to the consummation of the combination with Abitibi-Consolidated Inc. (“Abitibi”) (See Note 16), these facilities were amended in July 2007. The amendment permits a structure that allows AbitibiBowater to become a party to the credit facilities. All existing debt structures remain intact subsequent to consummation of the merger; however, there are restrictions on the amount of cash that can be transferred from Bowater to AbitibiBowater.

On November 2, 2007, we obtained an amendment to our US and Canadian credit facilities allowing us to adjust EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) for non-recurring gains or losses without limitation. In addition, the minimum ratio of EBITDA (defined as EBITDA, plus gains (or minus losses) from asset dispositions) to interest expense was lowered from 2.00 to 1 to 1.50 to 1 effective October 1, 2007, increasing gradually back up to 2.00 to 1 by October 1, 2008.

During August 2006, we repurchased approximately $15.6 million of our $250 million floating rate notes due March 15, 2010 for total cash consideration of approximately $15.8 million or a 1.4% premium over face value. During September 2006, we repurchased approximately $1.9 million of our $250 million 9% notes due August 1, 2009 for total cash consideration of approximately $2.0 million or a 3.7% premium over face value. In conjunction with these transactions, we recorded charges of approximately $0.5 million for premiums, fees and unamortized deferred financing fees. These charges for the early extinguishment of debt are included in “Other (expense) income, net” on the accompanying Consolidated Statement of Operations.

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

On September 30, 2005, the Ministry of Justice of the Province of Quebec (MOJ) cited one of our subsidiaries, Bowater Canadian Forest Products, Inc. (“BCFPI”), in connection with effluent water quality of the Dolbeau mill. BCFPI settled this citation on March 29, 2007, by agreeing to pay a fine and costs totaling CDN$158,000. The Dolbeau mill has taken steps to improve its effluent quality and has experienced only two other exceedences since January 1, 2005.

On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the combination with Abitibi. The complaint seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. The management of AbitibiBowater believes this claim is entirely without merit and intends to contest this matter.

On September 7, 2007, BCFPI received a decision in an arbitration related to the 1998 sale to Weyerhaeuser Company (“Weyerhaeuser”) of Bowater’s former pulp and paper facility in Dryden, Ontario. As reported in our Annual Report on Form 10-K, BCFPI and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental matters related to the mill. The arbitrators awarded Weyerhaeuser approximately $42.9 million (CDN $44.0 million), including interest. As a result of the arbitrator’s decision, which is binding upon Bowater and not subject to appeal, we recorded a pre-tax charge of $28.4 million (CDN $29.1 million) during the three and nine months ended September 30, 2007. We had previously established a reserve of approximately $14.5 million (CDN $14.9 million) in connection with these environmental matters at the time of the sale.

There have been no other material developments to those legal proceedings described in our Annual Report on Form 10-K filed on March 13, 2007.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
13.	Share-Based Compensation

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

Stock options	$0.2	$0.2	$0.8	$0.4
Restricted stock units	2.4	2.9	9.8	4.8
EPRs	(0.8)	(0.5)	(0.5)	(3.4)

Stock-based compensation expense	$1.8	$2.6	$10.1	$1.8

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
The following table details the tax (benefit) provision by award:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

Stock options	$(0.1)	$—	$(0.4)	$(0.1)
Restricted stock units	(0.6)	(0.7)	(2.6)	(1.1)
EPRs	0.2	0.1	0.1	0.8

Tax benefit	$(0.5)	$(0.6)	$(2.9)	$(0.4)

Stock Options

On September 26, 2007, the terms of all outstanding stock options granted in 2006 (315,848 stock options) were modified to allow for accelerated vesting in full upon a grantee’s involuntary termination without cause. The modification was treated as a cancellation of the 2006 awards and a new grant of the modified awards. We have reversed cumulative compensation expense recognized through the date of the modification for those stock option grants for which future vesting was considered improbable under the original terms of the grant, but considered probable under the modified terms (“Type III Modifications”). Subsequent to the date of modification, we began recognizing compensation expense associated with the 24,850 stock options identified as Type III Modifications over the requisite service periods (based on the expected vesting date for each applicable grantee). Most of the modified stock options (290,998 stock options) were granted to employees who will continue to be employed by Bowater subsequent to the combination with Abitibi. Future vesting of those stock options was considered probable under the original terms of the grant and is still considered probable under the modified terms (“Type I Modification”). As such, the original compensation expense will continue to be recognized over the requisite service period, which did not change as a result of the modification. The modification resulted in a net decrease of $0.1 million of compensation expense recognized during the three and nine months ended September 30, 2007.

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

A summary of option activity under our stock plans as of and for the nine months ended September 30, 2007 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number Of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
(Unaudited)	(000’s)	Price	Life (years)	($000)

Outstanding at December 31, 2006	4,982	$43.45
Granted during the period	72	27.87
Exercised during the period	—	—
Canceled during the period	(255)	42.72

Outstanding at September 30, 2007	4,799	$43.25	4.4	$—

Exercisable at September 30, 2007	4,505	$44.29	4.1	$—

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
In accordance with SFAS 123R, we estimated the fair value of each stock option granted during the nine months ended September 30, 2007 on the date of grant using a Black-Scholes option-pricing formula, applying weighted-average assumptions which are consistent with the assumptions described in “Note 21 Share-Based Compensation” included in our most recent Annual Report on Form 10-K, and amortize that value to expense over the option’s requisite service period using the straight-line attribution approach. The weighted-average fair value of options granted during the nine months ended September 30, 2007 was $9.08.

During the three and nine months ended September 30, 2007 and 2006, all vested options had a strike price greater than the closing price of our common stock (i.e., were “out-of-the-money”), and there were no stock option exercises during those periods.

As of September 30, 2007, there was $1.6 million of unrecognized compensation cost related to stock option awards granted under our stock plans. The unrecognized cost is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

On September 26, 2007, the terms of all outstanding performance-based and service-based restricted stock units (“RSUs”) granted in 2006 except the awards granted on May 10, 2006 that cliff vest over 20 months were modified (205,707 RSUs) to allow for accelerated vesting in full upon a grantee’s involuntary termination without cause and to remove any performance conditions from the awards. The modification was treated as a cancellation of the 2006 awards and a new grant of the modified awards. We have reversed cumulative compensation expense recognized through the date of modification for those RSUs identified as Type III Modifications. Subsequent to the date of modification, we began recognizing compensation expense associated with the 64,929 RSUs identified as Type III Modifications over the requisite service periods (based on the expected vesting date for each applicable grantee). Most of the modified RSUs (140,778 RSUs) were granted to employees who will continue to be employed by Bowater subsequent to the combination with Abitibi. As such, those RSUs are Type I Modifications, and the original compensation expense will continue to be recognized over the original requisite service period. The modification resulted in a net decrease of $0.4 million of compensation expense recognized during the three and nine months ended September 30, 2007.

On January 30, 2007, we granted 327,945 RSUs, all of which are service-based awards. The awards cliff vest after three years and allow for accelerated vesting upon a grantee’s retirement. We have recognized compensation expense based on the requisite service period, which is less than three years for certain employees who are eligible for retirement as of the date of the grant or will become eligible for retirement during the vesting period.

On February 7, 2007, we granted 36,101 RSUs, all of which are performance-based awards. These awards vested upon closing of the merger of Bowater and Abitibi. Accounting guidance dictates that, for purposes of recognizing compensation expense for this type of award, the business combination with Abitibi was not considered “probable” until the date the merger was consummated. As vesting of these awards was predicated upon close of the merger, which occurred on October 29, 2007, no compensation expense was recorded for these awards in the three and nine months ended September 30, 2007. As a result of the consummation of the merger, compensation expense of $1.0 million was recognized on October 29, 2007 and will be reflected in our results for the year ended December 31, 2007. These awards are included in our outstanding RSUs at the end of the period.

On March 23, 2007, we granted 54,200 RSUs, all of which are performance-based awards. The vesting of these awards is contingent upon the realization of certain synergies within two years of consummation of the merger of Bowater and Abitibi. The key terms and conditions of these RSUs have not been finalized; therefore a grant date for FAS 123R purposes has not occurred. As such, no compensation expense was recorded during the three and nine months ended September 30, 2007, nor were these awards included in our outstanding RSUs at the end of the period.

On June 27, 2007, we granted 1,897 RSUs, all of which are service-based awards that cliff vest after three years.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
On May 10, 2006, we issued four separate grants of restricted stock units totaling 775,529 shares, of which 43,530 shares are performance-based awards. The performance-based awards cliff vest after 32 months. The remaining shares, which are service-based awards, cliff vest after 32 months (178,342 shares), 20 months (503,657 shares) or 12 months (50,000 shares).

A summary of the status of our restricted stock units as of and for the nine months ended September 30, 2007, is presented below:

		Weighted Average
		Fair Value at
	Number Of Units	Modification or
(Unaudited)	(000’s)	Grant Date

Outstanding at December 31, 2006	665	$24.92
Granted during the period	366	27.84
Vested during the period	(64)	26.38
Canceled during the period	(13)	26.83

Outstanding at September 30, 2007	954	$25.92

As of September 30, 2007, there was $8.8 million of unrecognized compensation cost related to restricted stock units granted under our stock plans, excluding those granted on February 7, 2007 (discussed above). This unrecognized cost is expected to be recognized over a weighted-average period of one year. The total fair value of restricted stock units vested during the first nine months of 2007 was $1.4 million.

Equity Participation Rights

EPRs confer the right to receive cash based on the appreciation of Bowater’s (and subsequent to the merger, AbitibiBowater’s) common stock price, but no right to acquire stock ownership. The rights have a vesting period of two years and, unless terminated earlier in accordance with their terms, expire 10 years after the grant date. The base price is the fair market value of our common stock on the day of grant (adjusted by the Bowater exchange ratio of 0.52 on October 29, 2007). The rights may be redeemed only for cash, and the amount paid to the employee at the time of exercise is the difference between the base price and the average high/low of our common stock on the day of settlement. There have been no grants of EPRs since January 2003.

The EPR awards are classified as liability awards under SFAS 123R since the EPRs are cash settled. In accordance with SFAS 123R, liability awards are remeasured at fair value at each reporting period and the income or expense included in the consolidated statement of operations. As of September 30, 2007, the fair value of our EPRs liability is $0.1 million. The assumptions used to value the liability are consistent with those used in the past. There have been no significant changes to the number of EPRs outstanding or exercisable since December 31, 2006. Refer to our most recent Annual Report on Form 10-K for additional details.

14.	Off-Balance Sheet Debt Guarantees

In connection with our 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our Qualified Special Purpose Entities (QSPEs). Bowater guarantees approximately $6.6 million of the investor notes’ principal balance at September 30, 2007. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes’ principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $30.4 million and obligations of approximately $26.3 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, neither of which has ever occurred.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
15.	Segment Information

We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are coated papers, specialty papers, newsprint, market pulp, and lumber.

None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by Bowater’s management. For the same reason, impairments, employee termination costs, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.

The following tables summarize information about segment profit and loss for the three and nine months ended September 30, 2007 and 2006:

		Coated	Specialty		Market		Corporate	Consolidated
(Unaudited, in millions)		Papers	Papers	Newsprint	Pulp	Lumber	and Other	Total

Sales
Third quarter	2007	$152.4	$141.3	$295.8	$159.7	$62.3	$3.2	$814.7

Third quarter	2006	154.4	153.9	349.1	144.2	71.1	3.2	875.9

Year to date	2007	410.3	433.9	911.7	430.5	189.1	9.4	2,384.9

Year to date	2006	463.5	426.6	1,089.9	410.3	261.6	16.6	2,668.5

Operating income (loss) (1)
Third quarter	2007	$13.1	$(19.8)	$(39.5)	$29.3	$(10.6)	$(54.6)	$(82.1)

Third quarter	2006	15.6	(1.4)	30.9	17.4	(17.4)	(224.4)	(179.3)

Year to date	2007	26.6	(39.6)	(55.2)	66.5	(31.7)	(8.7)	(42.1)

Year to date	2006	60.3	(26.8)	67.1	16.1	(20.9)	(167.9)	(72.1)

(1)	Corporate and other operating loss includes net gains from dispositions of assets of $17.1 million and $54.0 million for the three months ended September 30, 2007 and 2006, respectively, and $139.6 million and $154.5 million for the nine months ended September 30, 2007 and 2006, respectively. Corporate and other operating loss includes an arbitration award of $28.4 million for the three and nine months ended September 30, 2007. Corporate and other operating loss also includes asset impairment and other related charges of $46.8 million and goodwill impairment of $200.0 million for the three and nine months ended September 30, 2006.
16.	Combination with Abitibi-Consolidated Inc.

On October 29, 2007, Bowater and Abitibi combined in an all-stock “merger of equals” (the combined company, which was formed in connection with the combination, is AbitibiBowater Inc.). In connection with the review and approval of the transaction by the Canadian government, AbitibiBowater agreed, among other things, for a period of three years after closing, to maintain its headquarters in Montreal, Canada; to maintain at least five Canadians on its Board of Directors; and to apply for listing of its common stock on the Toronto Stock Exchange (TSX). In connection with the review and approval of the transaction by the U.S. Department of Justice, AbitibiBowater agreed, among other things, to divest one newsprint mill, Abitibi’s mill in Snowflake, Arizona. Abitibi and Bowater continued to operate separately until October 29, 2007.

BOWATER INCORPORATED
Notes to Consolidated Financial Statements — Unaudited
On October 29, 2007, each share of Bowater common stock issued and outstanding was exchanged for 0.52 of a share of AbitibiBowater common stock and an amendment to the articles of Bowater Canada was filed so that each Bowater exchangeable share issued and outstanding will be exchanged into 0.52 of a Bowater Canada exchangeable share, which will be exchangeable for shares of AbitibiBowater common stock. Bowater’s treasury stock was canceled. Bowater’s outstanding stock options, RSUs and EPRs, whether vested or unvested, were converted into stock options, RSUs and EPRs with respect to AbitibiBowater’s common stock at an exchange ratio of 0.52. Similarly, the exercise price of the converted stock options or base prices of the EPRs were adjusted by dividing the price by the Bowater exchange ratio of 0.52.

In connection with this combination, we approved a retention and severance program for approximately 320 Bowater employees who could possibly be impacted by the combination with Abitibi. This program provides a retention bonus for employees who remain with Bowater through the closing of the combination and an additional retention bonus for employees who remain with Bowater for a transition period following the closing of the combination. The costs associated with these programs are expensed as incurred. Also in connection with the combination, we have capitalized $17.5 million of direct acquisition costs in our Consolidated Balance Sheet as of September 30, 2007 as Bowater is the accounting acquirer of Abitibi. Subsequent to the merger, AbitibiBowater is considered to be a continuation of Bowater for accounting purposes and therefore will become the accounting acquirer of Abitibi.

BOWATER INCORPORATED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis includes the accounts of Bowater Incorporated and subsidiaries (“Bowater,” also referred to as “we” or “our”).
Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data
Statements contained in this Form 10-Q that do not constitute historical financial results or other factual information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales and shipments, prices for our major products, inventory levels, cost reduction measures, manufacturing performance, product mix, capital spending and tax and exchange rates. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those described under the caption “Risk Factors” from time to time, in our filings with the Securities and Exchange Commission. In addition, other risks could adversely affect us, as it is not possible for us to predict or assess all risks. We disclaim any obligation to publicly update or revise any forward-looking statements even if our situation changes in the future.
Information about industry or general economic conditions contained in this report is derived from third party sources (i.e., the Pulp and Paper Products Council; RISI, Inc.; and certain trade publications) that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.
Accounting Policies and Estimates
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition and should be read in conjunction with our unaudited Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. Our critical accounting estimates are described under the caption “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Overview of Financial Performance
Our net loss for the third quarter of 2007 was $142.1 million, or $2.47 per diluted share, as compared to a net loss of $216.1 million, or $3.76 per diluted share, for the same period in 2006.
Our sales in the third quarter of 2007 were $814.7 million, a decrease of $61.2 million compared to the third quarter of 2006 sales of $875.9 million. Average transaction prices decreased for all of our paper products, and shipments decreased for all of our major products except coated papers. Shipments of coated paper increased primarily due to

BOWATER INCORPORATED
increased demand as a result of capacity closures by some of our North American competitors and reduced offshore imports. The increased coated paper shipments were more than offset by a reduction in average coated paper transaction prices, resulting in a slight decrease in sales for the third quarter of 2007 compared to the same period of 2006. Shipments of newsprint were significantly lower in the third quarter of 2007 compared to the third quarter of 2006 due to the continued decline of North American newsprint consumption. We have increased our exports of newsprint into areas where market conditions are stronger, but those export sales have only partially offset the effects of the North American decline. As such, we continue to curtail paper production at several facilities. We indefinitely idled paper machine no. 3 at our Gatineau, Quebec facility beginning in March 2007 and indefinitely idled paper machine no. 2 at our Dolbeau, Quebec facility beginning in late May 2007. Shipments of market pulp were slightly lower in the third quarter of 2007 as compared to the third quarter of 2006. However, the increase in average transaction prices for market pulp resulted in an increase of sales of 10.7% for the third quarter 2007 compared to the same period in 2006. Shipments of lumber were lower in the third quarter of 2007 as compared to the third quarter of 2006 due to weak demand in the U.S. housing market and the impact of quotas imposed by the Softwood Lumber Agreement in January 2007.
Our costs increased $21.6 million during the third quarter of 2007 as compared to the same time period in 2006. The increase in costs was primarily due to a stronger Canadian dollar (which compared to the U.S. dollar was on average 7.3% higher in the third quarter of 2007 compared to the third quarter of 2006, from an average rate of US$0.8919 to US$0.9568), higher wood costs (particularly recycled fiber), higher maintenance costs and reduced benefits from our Canadian dollar hedging program. These higher costs were only partially offset by lower costs resulting from reduced shipment volumes and lower labor, energy and chemicals costs. As a result, our operating costs per ton increased for all our paper grades, except coated paper which is manufactured solely in the U.S., when compared to the third quarter of 2006. Direct costs per ton, net of recycled fiber costs and the impact of the stronger Canadian dollar, decreased in the third quarter of 2007 as compared to the third quarter of 2006 for all of our paper grades as a result of our commitment to our operational improvement program and the progress we have made in reducing our controllable costs. Specifically, our Thunder Bay mill lowered its costs to produce paper and pulp by approximately $40 per metric ton since last September, despite the rapid strengthening of the Canadian dollar and the significant increase in the cost of recycled wood fiber. Substantial improvement at Thunder Bay was achieved prior to June 2007 and realized during the third quarter. Additional information regarding the changes in our manufacturing and other costs is included below in the section “Consolidated Results of Operations.” In addition, on September 7, 2007, Bowater Canadian Forest Products Inc., a subsidiary of Bowater, received a decision from an arbitration related to the 1998 sale to Weyerhaeuser Company (“Weyerhaeuser”) of Bowater’s former pulp and paper facility in Dryden, Ontario. As reported in our most recent Annual Report on Form 10-K, Bowater and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental matters related to the mill. The arbitrators in the matter awarded Weyerhaeuser a final and unappealable judgment of approximately $42.9 million, including interest, which was paid in the third quarter of 2007 and resulted in a pre-tax charge of $28.4 million. We had previously established a reserve of approximately $14.5 million (CDN $14.9 million) in connection with these environmental matters at the time of the sale.
Business Strategy and Outlook
Our focus is on improving our product mix and reducing our operating costs per ton. North American newsprint demand declined significantly during the first nine months of 2007, and there is no clear indication as to the level at which demand will stabilize. As a result of the reduction in domestic customer demand, we indefinitely idled paper machine no. 3 at our Gatineau, Quebec facility in March 2007 and curtailed production at various other facilities throughout the first nine months of 2007. We reduced production of newsprint by approximately 186,000 metric tons in the first nine months of 2007, including approximately 10,000 metric tons as a result of a major rebuild of a paper machine at our Calhoun mill. In addition, we indefinitely idled paper machine no. 2 at our Dolbeau, Quebec facility in late May 2007. We will continue to evaluate our production options and focus on increasing production of our more profitable product lines from our lower cost sites. For example, we converted a newsprint machine to produce specialties at our Calhoun facility in July 2006, and we increased production of specialty papers at our Thunder Bay facility in the third quarter of 2007.
We expect to spend approximately $30 million on capital projects during the remaining three months of 2007 compared to depreciation of approximately $80 million. Spending in 2007 is expected to be approximately $90

BOWATER INCORPORATED
million lower than in 2006. This reduction in capital spending reflects our disciplined approach to limit capital expenditures beyond those required for normal preservation and maintenance of our assets to those that are expected to achieve the highest rate of return.
On October 29, 2007, we combined with Abitibi-Consolidated Inc. (“Abitibi”) in a merger of equals. In connection with the review and approval of the transaction by the Canadian government, the newly formed jointly combined company, AbitibiBowater Inc., agreed, among other things, for a period of three years after closing, to maintain its headquarters in Montreal, Canada; to maintain at least five Canadians on its Board of Directors; and to apply for listing of its common stock on the Toronto Stock Exchange (TSX). In connection with the review and approval of the transaction by the antitrust division of the U.S. Department of Justice, AbitibiBowater Inc., agreed, among other things, to sell Abitibi’s Snowflake, Arizona newsprint mill and certain related assets. The combination with Abitibi could have a material impact on our results of operations, financial condition and liquidity going forward. We expect that the combination will generate approximately $250 million of annual cost synergies for AbitibiBowater, a portion of which are expected to impact Bowater. Annual cost synergies are expected to arise from improved efficiencies in such areas as production, selling, administrative, distribution and procurement costs.
Business and Financial Review
Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2007	2006	Change	2007	2006	Change

Sales	$814.7	$875.9	$(61.2)	$2,384.9	$2,668.5	$(283.6)
Operating loss	(82.1)	(179.3)	97.2	(42.1)	(72.1)	30.0

Significant items that impacted operating loss:
Product pricing			$(30.4)			$(75.9)
Shipment volume			(30.8)			(207.7)

Change in total sales			(61.2)			(283.6)
Manufacturing costs			(14.1)			135.5
Employee termination costs — manufacturing			(6.2)			(15.2)

Change in total manufacturing costs and depreciation, amortization, and cost of timber harvested			(20.3)			120.3
Distribution costs			(0.5)			7.8
Selling and administrative expenses			(6.9)			(16.8)
Employee termination costs — selling and administrative			5.0			(0.8)
Arbitration award			(28.4)			(28.4)
Impairment and other related charges			246.4			246.4
Gain on disposition of assets			(36.9)			$(14.9)

			$97.2			$30.0

Three months ended September 30, 2007 versus September 30, 2006
Sales decreased in the third quarter of 2007 as compared to the third quarter of 2006 due primarily to lower transaction prices for coated papers, specialty papers and newsprint and decreased shipments of specialty papers, newsprint, market pulp and lumber, partially offset by higher transaction prices for market pulp and lumber and higher shipments of coated paper as further noted in the “Segment Results of Operations” section.

BOWATER INCORPORATED
Operating loss was lower in the third quarter of 2007 when compared to the third quarter of 2006. The above table analyzes the major items that comprise the change in operating loss. The predominant item impacting the comparison is the impairment and other related charges of $246.4 million recorded in 2006:
Impairment and other related charges relate to costs recorded in the third quarter of 2006 for impairment of goodwill ($200.0 million), the closure of our Benton Harbor, Michigan facility ($27.5 million) and the write-down of a paper machine at our Thunder Bay, Ontario facility ($18.9 million). There were no impairment charges incurred in the third quarter of 2007.
A brief explanation of the other major items follows:
Product pricing for our coated papers, specialty papers and newsprint product groups was lower in the third quarter of 2007 as compared to the third quarter of 2006. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of product pricing.
Shipment volume for our specialty papers, newsprint, market pulp and lumber product groups was lower in the third quarter of 2007 as compared to the third quarter of 2006. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of shipments.
Manufacturing costs were higher in the third quarter of 2007 as compared to the third quarter of 2006 resulting primarily from a stronger Canadian dollar ($20.9 million), higher wood costs ($9.8 million), higher maintenance costs ($7.7 million) and reduced benefits from our Canadian dollar hedging program ($4.5 million), partially offset by lower labor costs ($7.0 million), lower volumes ($3.1 million), lower energy costs ($2.7 million), lower chemical costs ($1.9 million) and lower depreciation ($1.8 million).
Employee termination costs were higher in the third quarter of 2007 due to severance and pension and other postretirement related charges that exceeded amounts recorded in the third quarter of 2006. Please refer to the discussion of “Corporate and Other” for a more detailed analysis of employee termination costs.
Selling and administrative expenses were higher in the third quarter of 2007 as compared to the same period of 2006, primarily as a result of merger-related costs recorded in 2007. Please refer to the discussion of “Corporate and Other” for a more detailed analysis of these costs.
Arbitration award costs were higher in the third quarter of 2007 due to an arbitration award relating to the sale of our former Dryden, Ontario pulp and paper facility to Weyerhaeuser. Please refer to “Overview of Financial Performance” for a more detailed discussion of these costs.
Gain on disposition of assets relates primarily to land sales. The decrease is due to lower net gains on land sold in the third quarter of 2007 compared to the same period of 2006.
Nine months ended September 30, 2007 versus September 30, 2006
Sales decreased in the first nine months of 2007 as compared to the same period of 2006 due primarily to lower transaction prices for coated papers, specialty papers, newsprint and lumber and decreased shipments of coated papers, newsprint, market pulp and lumber, partially offset by higher transaction prices for market pulp and higher shipments of specialty papers as further noted in the “Segment Results of Operations” section.
Operating loss was lower in the first nine months of 2007 when compared to the same period of 2006. The above table analyzes the major items that comprise the changes in operating loss. The predominant item impacting the comparison is the impairment and other related charges of $246.4 million recorded in 2006:
Impairment and other related charges relate to costs recorded in the first nine months of 2006 for impairment of goodwill ($200.0 million), the closure of our Benton Harbor, Michigan facility ($27.5 million) and the write-

BOWATER INCORPORATED
down of a paper machine at our Thunder Bay, Ontario facility ($18.9 million). There were no impairment charges incurred in the same period of 2007.
A brief explanation of the other major items follows:
Product pricing for our coated papers, specialty papers, newsprint and lumber product groups was lower in the first nine months of 2007 as compared to the same period of 2006. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of product pricing.
Shipment volume for our coated papers, newsprint, market pulp and lumber product groups was lower in the first nine months of 2007 as compared to the same period of 2006. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of shipments.
Manufacturing costs were lower in the first nine months of 2007 as compared to the same period of 2006 resulting primarily from lower volumes ($113.5 million), lower labor costs ($27.3 million), lower maintenance costs ($18.9 million), lower energy costs ($16.5 million) and lower depreciation ($5.0 million), partially offset by higher wood costs ($33.3 million), a stronger Canadian dollar ($26.6 million), reduced benefits from our Canadian dollar hedging program ($34.7 million) and higher chemical costs ($3.1 million).
Employee termination costs were higher in the first nine months of 2007 due to severance and pension and postretirement related charges that exceeded amounts recorded in the same period of 2006. Please refer to the discussion of “Corporate and Other” for a more detailed analysis of employee termination costs.
Distribution costs were lower in the first nine months of 2007 as compared to the same period of 2006, primarily as a result of the reduced shipments of product and reduced lumber duties.
Selling and administrative expenses were higher in the first nine months of 2007 as compared to the same period of 2006, primarily as a result of higher share-based compensation costs and merger-related costs. Please refer to the discussion of “Corporate and Other” for a more detailed analysis of these costs.
Arbitration award costs were higher in the first nine months of 2007 due to an arbitration award relating to the sale of our former Dryden, Ontario pulp and paper facility to Weyerhaeuser. Please refer to “Overview of Financial Performance” for a more detailed discussion of these costs.
Gain on disposition of assets relates primarily to land sales. The decrease is due to lower net gains on land sold in the first nine months of 2007 compared to the same period of 2006.
Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are coated papers, specialty papers, newsprint, market pulp, and lumber. In general, our products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates.

BOWATER INCORPORATED
Coated Papers

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Average price (per short ton)	$711	$762	$(51)	$704	$777	$(73)
Shipments (thousands of short tons)	214.2	202.6	11.6	582.8	596.8	(14.0)
Downtime (thousands of short tons)	4.5	10.1	(5.6)	28.3	46.1	(17.8)
Inventory at end of period (thousands of short tons)	32.6	40.0	(7.4)	32.6	40.0	(7.4)

(In millions)

Sales	$152.4	$154.4	$(2.0)	$410.3	$463.5	$(53.2)
Segment income	13.1	15.6	(2.5)	26.6	60.3	(33.7)

Significant items that impact segment income:
Product pricing			$(10.7)			$(40.9)
Shipment volume			8.7			(12.3)

Change in total sales			(2.0)			(53.2)
Manufacturing costs			(1.2)			17.7
Distribution costs			(0.2)			(0.2)
Selling and administrative expenses			0.9			2.0

			$(2.5)			$(33.7)

Three months ended September 30, 2007 versus September 30, 2006
Sales of coated papers decreased in the third quarter of 2007 as compared to the third quarter of 2006 primarily as a result of lower product pricing partially offset by higher shipments. Our average transaction price decreased 6.7% and our coated mechanical papers shipments increased 5.7% in the third quarter of 2007 as compared to the third quarter of 2006. The supply-demand balance for coated mechanical papers improved in the third quarter of 2007, despite the impact of the May 2007 postal increase on demand, primarily due to capacity closures by some of our North American competitors and reduced offshore imports. We are expecting a further reduction in imports from Asia as a result of the U.S. Department of Commerce’s levy of duties on Asian imports of coated mechanical papers. Coated mechanical markets have continued to improve since the end of the third quarter of 2007 as customers strive to secure product for the upcoming strong fall season. We have already implemented two $60 price increases in the second half of 2007 and have announced a third $60 increase effective December 1.
Segment income decreased in the third quarter of 2007 as compared to the third quarter of 2006 primarily as a result of lower sales, as noted above.
Inventories declined by approximately 30% during the third quarter of 2007, the result of increased shipments for reasons noted above and as printers begin to restock in preparation for the typically strong fourth quarter.

BOWATER INCORPORATED
Nine months ended September 30, 2007 versus September 30, 2006
Sales of coated papers decreased in the first nine months of 2007 as compared to the first nine months of 2006 as a result of lower product pricing and lower shipments. Our average transaction price declined 9.4% and our coated mechanical papers shipments decreased 2.3% in the first nine months of 2007 as compared to the first nine months of 2006.
Segment income decreased in the first nine months of 2007 as compared to the first nine months of 2006 primarily as a result of lower sales, as noted above. The lower sales were partially offset by lower manufacturing costs including the impact of lower volumes ($11.4 million), lower energy costs ($7.2 million), lower depreciation ($3.5 million), and lower maintenance costs ($2.0 million), partially offset by higher wood costs ($8.1 million).
Coated Papers Third Party Data: U.S. consumer magazine advertising pages decreased 1% in the nine months ended September 2007 compared to the same period of 2006. North American demand for coated mechanical papers increased 4.8% in the nine months ended September 30, 2007 compared to the same period in 2006.
Specialty Papers

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Average price (per short ton)	$658	$679	$(21)	$654	$667	$(13)
Shipments (thousands of short tons)	214.9	226.8	(11.9)	663.1	639.4	23.7
Downtime (thousands of short tons)	36.5	3.0	33.5	50.9	5.0	45.9
Inventory at end of period (thousands of short tons)	67.6	52.7	14.9	67.6	52.7	14.9

(In millions)

Sales	$141.3	$153.9	$(12.6)	$433.9	$426.6	$7.3
Segment loss	(19.8)	(1.4)	(18.4)	(39.6)	(26.8)	(12.8)

Significant items that impact segment loss:
Product pricing			$(6.4)			$(11.7)
Shipment volume			(6.2)			19.0

Change in total sales			(12.6)			7.3
Manufacturing costs			(6.6)			(17.9)
Distribution costs			(0.2)			(3.9)
Selling and administrative expenses			1.0			1.7

			$(18.4)			$(12.8)

BOWATER INCORPORATED
Three months ended September 30, 2007 versus September 30, 2006
Sales decreased in the third quarter of 2007 as compared to the third quarter of 2006 primarily as a result of a 5.2% decrease in shipments of specialty papers and a 3.1% decrease in product pricing. The decrease in shipments was primarily the result of our decision to indefinitely idle a specialty-producing machine at our Dolbeau facility in May 2007. This idling coincided with the restart of paper machine No. 4 at our Thunder Bay facility, which had been idled since September 2006. We have completed an operational restructuring at our Thunder Bay facility, which has reduced its cost to produce paper by approximately $40 per metric ton since September 2006, despite the rapid strengthening of the Canadian dollar and the significant increase in the cost of recycled wood fiber. Significant improvements were achieved prior to June 2007, which allowed us to realize nearly the full impact of those improvements in the third quarter of 2007. Going forward, we plan to produce both newsprint and specialty papers on Thunder Bay’s two operating machines. We believe these two machines and the unique multiple fiber furnishes available to them provide the opportunity to produce a variety of higher value-added specialty grades at Thunder Bay. Consequently, we began production of specialty papers at Thunder Bay late in the third quarter of 2007 and expect its shipments of specialty papers to increase in the fourth quarter of 2007. Demand for our supercalendered products, manufactured by our Dolbeau and Donnacona facilities, was strong in September, driven largely by the lack of supply of coated mechanical paper, and is expected to stay strong during the fourth quarter. We have informed our customers of a $60 per ton price increase for our supercalendered products effective December 1. We also announced a $60 per ton price increase for our high-brite products effective October 1. Additionally, we have price initiatives in place for most of our grades of uncoated mechanical papers.
We had a higher segment loss in the third quarter of 2007 when compared to the third quarter of 2006 primarily as a result of the decreased sales discussed above, and higher manufacturing costs. The higher manufacturing costs consisted of a stronger Canadian dollar ($5.0 million), higher wood costs ($4.6 million) and higher net volume variances ($4.4 million), partially offset by lower chemical costs ($3.4 million), lower energy costs ($1.9 million) and lower labor costs ($1.4 million).
Nine months ended September 30, 2007 versus September 30, 2006
Sales increased in the first nine months of 2007 as compared to the first nine months of 2006 as a result of a 3.7% increase in shipments of specialty papers, which were partially offset by a 1.9% decrease in product pricing. We continue to shift machine capacity from newsprint to specialty papers. We completed the conversion of a newsprint machine to specialty production at our Calhoun mill in July 2006. In addition, we increased production of specialty papers at our Thunder Bay mill beginning late in the third quarter of 2007. This increased production was offset slightly by the indefinite idle of paper machine no. 2 at our Dolbeau, Quebec facility in late May 2007.
Segment loss increased in the first nine months of 2007 as compared to the first nine months of 2006 primarily as a result of increased manufacturing costs, which were partially offset by higher sales, as discussed above. The higher manufacturing costs were a result of higher net volumes ($18.0 million), higher wood costs ($14.6 million), reduced benefits from our Canadian dollar hedging program ($7.6 million), a stronger Canadian dollar ($5.9 million) and higher depreciation ($5.9 million), partially offset by lower energy costs ($10.3 million), lower chemical costs ($8.6 million), lower maintenance costs ($2.8 million), and lower labor costs ($2.7 million).
Inventory levels were higher at September 30, 2007 as compared to September 30, 2006 due to increased capacity and a weaker market in the first nine months of 2007 as compared to the first nine months of 2006.
Specialty Papers Third Party Data: North American demand for supercalendered high gloss papers was up 5.9%; for lightweight or directory grades was up 1.2%; and for standard uncoated mechanical papers was down 6.5% for the nine months ended September 30, 2007 compared to the same period in 2006.

BOWATER INCORPORATED
Newsprint

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Average price (per metric ton)	$586	$643	$(57)	$603	$635	$(32)
Shipments (thousands of metric tons)	504.7	542.5	(37.8)	1,511.9	1,716.9	(205.0)
Downtime (thousands of metric tons)	66.8	27.2	39.6	186.3	61.5	124.8
Inventory at end of period (thousands of metric tons)	104.1	77.5	26.6	104.1	77.5	26.6

(In millions)

Sales	$295.8	$349.1	$(53.3)	$911.7	$1,089.9	$(178.2)
Segment (loss) income	(39.5)	30.9	(70.4)	(55.2)	67.1	(122.3)

Significant items that impact segment (loss) income:
Product pricing			$(28.9)			$(47.5)
Shipment volume			(24.4)			(130.7)

Change in total sales			(53.3)			(178.2)
Manufacturing costs			(15.3)			53.3
Distribution costs			(3.0)			(0.7)
Selling and administrative expenses			1.2			3.3

			$(70.4)			$(122.3)

Three months ended September 30, 2007 versus September 30, 2006
Sales decreased in the third quarter of 2007 as compared to the third quarter of 2006 primarily as a result of an 8.9% decrease in product pricing and a 7.0% decrease in shipments of newsprint. We shipped less newsprint product as we curtailed production in response to the decline in our customer orders and continued the shift of machine capacity from the production of newsprint to the production of specialty paper grades. While North American consumption remains in decline, global newsprint demand excluding North America has increased through September. Export sales of newsprint increased by 17% in the third quarter of 2007 compared to the same period in 2006, as we continue to take advantage of the stronger global markets by shipping more newsprint out of North America and into areas where market conditions are stronger. In the third quarter of 2007, we had total downtime of 66,800 metric tons, including 7,600 metric tons of maintenance downtime. We are currently implementing the previously announced $25 per ton price increase and expect to have it fully implemented by the end of November.
Segment income decreased to a segment loss in the third quarter of 2007 as compared to the third quarter of 2006 primarily as a result of the lower sales noted above and higher manufacturing costs. Manufacturing costs were higher as a result of increased wood and recycled fiber costs ($12.7 million), a stronger Canadian dollar ($9.9 million), higher maintenance costs ($1.9 million) and reduced benefits from our Canadian dollar hedging program ($1.8 million), partially offset by lower volumes ($4.3 million) and lower labor costs ($3.3 million).

BOWATER INCORPORATED
Nine months ended September 30, 2007 versus September 30, 2006
Sales decreased in the first nine months of 2007 as compared to the first nine months of 2006 primarily as a result of lower product pricing and lower shipments of newsprint. Newsprint shipments were 11.9% lower in the first nine months of 2007 when compared to the first nine months of 2006 as we curtailed production in response to the decline in our customer orders and continued the shift of machine capacity from the production of newsprint to the production of specialty paper grades. In the first nine months of 2007, we had total downtime of 186,300 metric tons, including 20,400 metric tons of maintenance downtime primarily related to a major machine rebuild at one of our sites. We will continue to match production to our orders.
Segment income decreased to a segment loss in the first nine months of 2007 as compared to the first nine months of 2006 primarily as a result of lower sales noted above, partially offset by lower manufacturing costs. Manufacturing costs were lower as a result of lower volumes ($65.8 million), lower labor costs ($16.4 million), lower maintenance costs ($11.5 million), lower depreciation ($5.6 million) and lower energy costs ($3.9 million), partially offset by higher wood costs, particularly increased recycled fiber costs ($37.7 million), reduced benefits from our Canadian dollar hedging program ($13.9 million) and a stronger Canadian dollar ($13.3 million).
Inventory levels increased 34.3% at September 30, 2007 as compared to September 30, 2006 due to an increase in export warehouse inventory levels.
Newsprint Third Party Data: For the nine months ended September 30, 2007, total U.S. demand and consumption of newsprint decreased 11.3% and 10.6%, respectively, as compared to the same period last year. North American net exports of newsprint were 14.7% higher than 2006 levels. Total inventories (North American mills and users) at September 30, 2007 were 1.2 million metric tons, or 3.7%, lower than September 30, 2006. At September 30, 2007 and 2006, the days of supply at the U.S. daily newspapers was 39 days and 41 days, respectively. The North American operating rate was 94% for the nine months ended September 30, 2007. Newspaper advertising linage declined 9.1% when compared to the first nine months of 2006.

BOWATER INCORPORATED
Market Pulp

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Average price (per metric ton)	$672	$601	$71	$650	$562	$88
Shipments (thousands of metric tons)	237.7	239.8	(2.1)	661.9	729.5	(67.6)
Downtime (thousands of metric tons)	8.9	3.4	5.5	32.0	22.1	9.9
Inventory at end of period (thousands of metric tons)	51.4	59.1	(7.7)	51.4	59.1	(7.7)

(In millions)

Sales	$159.7	$144.2	$15.5	$430.5	$410.3	$20.2
Segment income	29.3	17.4	11.9	66.5	16.1	50.4

Significant items that impact segment income:
Product pricing			$16.1			$54.7
Shipment volume			(0.6)			(34.5)

Change in total sales			15.5			20.2
Manufacturing costs			(1.4)			34.1
Distribution costs			(1.9)			(3.0)
Selling and administrative expenses			(0.3)			(0.9)

			$11.9			$50.4

Three months ended September 30, 2007 versus September 30, 2006
Sales of market pulp increased in the third quarter of 2007 as compared to the same period in 2006 as a result of higher product pricing, partially offset by slightly lower shipments. Our average price for market pulp was 11.8% higher in the third quarter of 2007 compared to the third quarter of 2006. The demand remained strong from both North America and offshore markets, particularly China, primarily due to supply constraints and a weak U.S. dollar. From July 1, 2007 through October 1, 2007, we implemented several price increases which totaled $40 per metric ton for both softwood and hardwood pulp grades and $60 per metric ton for fluff pulp.
Segment income increased in the second quarter of 2007 as compared to the same period in 2006, primarily as a result of an increase in sales, partially offset by higher manufacturing and distribution costs. The higher manufacturing costs consisted of higher maintenance costs ($6.5 million), higher energy costs ($2.8 million), a stronger Canadian dollar ($2.5 million) and reduced benefits from our Canadian dollar hedging program ($1.1 million), partially offset by lower wood costs ($7.0 million) and lower volumes ($4.2 million).
Nine months ended September 30, 2007 versus September 30, 2006
Sales of market pulp increased in the first nine months of 2007 as compared to the same period in 2006 as a result of higher product pricing, partially offset by lower shipments. Our average price for market pulp was 15.7% higher in the first nine months of 2007 compared to the first nine months of 2006. The increase in demand is from both North America and offshore markets, particularly China. Our shipments decreased 9.2% and our inventories decreased 13% compared to 2006, due to reduced production from our Thunder Bay facility as a result of the permanent shut of our “A” kraft pulp mill in May 2006. Mill inventories remain at low levels, particularly in softwood products, and consumer inventories are at near record lows as well. Currently, softwood grades have better market supply-demand dynamics than hardwood grades, but with the tight softwood grade market, demand for the hardwood grades is growing.

BOWATER INCORPORATED
Segment income increased in the first nine months of 2007 as compared to the same period in 2006, primarily as a result of the increase in sales, as noted above, and lower manufacturing costs. The lower manufacturing costs consisted of lower volumes ($27.9 million), lower wood costs ($16.6 million) and lower labor costs ($5.3 million), partially offset by reduced benefits from our Canadian dollar hedging program ($8.3 million), higher chemical costs ($4.6 million), higher energy costs ($4.5 million) and a stronger Canadian dollar ($2.9 million).
Market Pulp Third Party Data: World demand for market pulp increased 3% in the nine months ended September 30, 2007 compared to the same period last year. World producers shipped at 94% of capacity during the nine months ended September 30, 2007 compared to 97% during the same period in 2006.
Lumber

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Average price (per mbf)	$302	$297	$5	$285	$329	$(44)
Shipments (millions of mbf)	206.5	239.4	(32.9)	663.0	795.5	(132.5)
Downtime (millions of mbf)	75.8	69.4	6.4	144.4	181.3	(36.9)
Inventory at end of period (millions of mbf)	43.4	54.4	(11.0)	43.4	54.4	(11.0)

(In millions)

Sales	$62.3	$71.1	$(8.8)	$189.1	$261.6	$(72.5)
Segment loss	(10.6)	(17.4)	6.8	(31.7)	(20.9)	(10.8)

Significant items that impact segment loss:
Product pricing			$0.5			$(29.8)
Shipment volume			(9.3)			(42.7)

Change in total sales			(8.8)			(72.5)
Manufacturing costs			11.1			45.4
Distribution costs			4.4			15.6
Selling and administrative expenses			0.1			0.7

			$6.8			$(10.8)

Three months ended September 30, 2007 versus September 30, 2006
Sales decreased in the third quarter of 2007 as compared to the same period in 2006 as a result of a 13.7% decrease in lumber shipments primarily due to a weak U.S. housing market and restrictions imposed by quotas under the Softwood Lumber Agreement between the U.S. and Canada beginning in January 2007. The decrease in shipments was partially offset by a slight increase in average lumber prices, which were 1.7% higher. We are not expecting any significant improvements in the lumber market before late 2008.
Segment loss decreased in the third quarter of 2007 as compared to the same period in 2006 as a result of lower manufacturing and distributions costs, partially offset by the lower sales discussed above. The decrease in manufacturing costs consisted of lower volumes ($5.6 million), and lower wood ($6.1 million), labor ($2.3 million) and maintenance ($1.4 million) costs, partially offset by a stronger Canadian dollar ($3.1 million) and reduced benefits from our Canadian dollar hedging program ($0.6 million). The lower distribution costs are primarily due to lower shipments and a reduction in lumber duties paid to the U.S. Department of Commerce in the third quarter of 2007 as a result of the agreement that was implemented in January 2007 regarding Canadian softwood lumber exports to the U.S.

BOWATER INCORPORATED
Nine months ended September 30, 2007 versus September 30, 2006
Sales decreased in the first nine months of 2007 as compared to the same period in 2006 as a result of a 13.4% average lumber price decrease due primarily to lower demand from a weaker U.S. housing market. Our lumber shipments decreased 16.7% in the first nine months of 2007 as compared to the same period in 2006 mainly as a result of sawmills that we sold in the first nine months of 2006, the restrictions imposed by quotas under the Softwood Lumber Agreement and a weaker U.S. housing market.
Segment loss increased in the first nine months of 2007 as compared to the same period in 2006 as a result of lower sales discussed above, partially offset by lower manufacturing and distribution costs. The decrease in manufacturing costs consisted of lower volumes ($27.8 million) and lower wood ($15.7 million), labor ($5.9 million) and maintenance costs ($4.2 million), partially offset by reduced benefits from our Canadian dollar hedging program ($4.9 million) and a stronger Canadian dollar ($4.1 million). The lower distribution costs were primarily due to lower shipments and a reduction in lumber duties paid as a result of the Softwood Lumber Agreement.
Lumber Third Party Data: U.S. housing starts decreased 31% from September 2006 to September 2007 and are at their lowest level in approximately 14 years.
Corporate and Other
We exclude the gain on disposition of assets and employee termination costs from our internal review of product line results. Also excluded from our product line review are corporate and other items which include timber sales and corporate general and administrative expenses. These items are analyzed separately from our product line results. The following table is included in order to facilitate the reconciliation of our product line sales and segment income (loss) to our total sales and operating loss in our Consolidated Statements of Operations.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2007	2006	Change	2007	2006	Change

Sales	$3.2	$3.2	$—	$9.4	$16.6	$(7.2)
Operating (loss) income:
Arbitration award	$(28.4)	$—	$(28.4)	$(28.4)	$—	$(28.4)
Net gain on disposition of assets	17.1	54.0	(36.9)	139.6	154.5	(14.9)
Impairment and other related charges	—	(246.4)	246.4	—	(246.4)	246.4
Employee termination costs	(8.1)	(6.9)	(1.2)	(27.3)	(11.3)	(16.0)
Corporate and other	(35.2)	(25.1)	(10.1)	(92.6)	(64.7)	(27.9)

Arbitration award; Costs recorded in the third quarter and first nine months of 2007 relate to an arbitration award relating to the sale of our former Dryden, Ontario pulp and paper facility to Weyerhaeuser. Please refer to “Overview of Financial Performance” for a more detailed discussion of these costs.
Net gain on disposition of assets: During the three months and nine months ended September 30, 2007, Bowater recorded net pre-tax gains of $17.1 million and $139.6 million, respectively, related primarily to the sale of timberlands. During the first nine months of 2007, we completed the sale of approximately 119,200 acres of timberlands and other assets for proceeds of $166.6 million. During the three months and nine months ended September 30, 2006, Bowater recorded net pre-tax gains of $54.0 million and $154.5 million, respectively, related primarily to the sale of timberlands. During the first nine months of 2006, we completed the sale of approximately 519,000 acres of timberlands in the U.S. and Canada, two small Canadian sawmills and other non-core fixed assets for total proceeds of $296.5 million.

BOWATER INCORPORATED
Impairment and other related charges: Costs were recorded in the third quarter and first nine months of 2006 for impairment of goodwill at our Thunder Bay, Ontario facility ($200.0 million), the closure of our Benton Harbor, Michigan facility ($27.5 million) and the write-down of a paper machine at our Thunder Bay, Ontario facility ($18.9 million). There were no impairment charges incurred in the comparable periods of 2007.
Employee termination costs: During the third quarter and first nine months of 2007, we recorded $8.1 million and $27.3 million, respectively, of employee termination costs, primarily as a result of $7.8 million and $15.7 million, respectively, of pension and postretirement-related charges associated with mill-wide restructurings at our Thunder Bay, Ontario; Gatineau, Quebec and Dolbeau, Quebec facilities, lump-sum payouts to certain employees of the Company and certain changes to our U.S. postretirement benefit plans. The balance of the charge for each period is related to severance for a number of employees. During the third quarter and first nine months of 2006, we recorded $6.9 million and $11.3 million, respectively, of curtailment and settlement losses related to the permanent close of our Thunder Bay “A” kraft pulp line and settlement losses and severance related to the departure of certain other employees in our organization
Corporate and other: The decrease in sales for the first nine months of 2007 as compared to the same period in 2006 is due to lower timber sales, as the land that was producing the timberlands has been sold in our land sales program. The increase in operating loss during the three and nine months ended September 30, 2007 is primarily due to merger related costs ($9.5 million and $19.8 million, respectively), incurred in 2007 in connection with the combination with Abitibi, and increased share-based compensation expense (increase of $8.3 million for the nine months ended September 30, 2007).
Interest Expense
The decrease in interest expense of $3.5 million and $7.6 million for the three and nine months ended September 30, 2007, respectively, is primarily attributable to lower average debt balances during the 2007 periods.
Income Taxes
Our effective tax rate, which resulted in the recording of a tax provision on a pre-tax loss for the first nine months of 2007 and 2006, was 0.3% for the third quarter of 2007 as compared to 4.4% for the third quarter of 2006 and was (8.8)% for the first nine months of 2007 as compared to (13.9)% for the first nine months of 2006. We established a valuation allowance against our Canadian deferred tax assets in 2005. Our Canadian operations have continued to experience operating losses since then. Consequently, income tax benefits and tax credits of $34.1 million and $18.2 million for the third quarter of 2007 and 2006, respectively, and $71.4 million and $73.8 million for the first nine months of 2007 and 2006, respectively, which arose primarily from operating losses at certain Canadian operations, were entirely offset by tax charges to increase our tax valuation allowance. The effective tax rates for the three and nine months ended September 30, 2007 and 2006 were impacted primarily by the goodwill impairment charge (in 2006 only), which does not provide any tax benefit, the tax valuation charges as described above, the reversal of tax reserves upon the expiration of the statute of limitations associated with certain tax matters and the tax treatment on foreign currency gains and losses.

BOWATER INCORPORATED
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
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are generally cash provided from operations and available borrowings under our credit facilities, which are discussed in more detail below. We periodically review timberland holdings and sell timberlands. In the first nine months of 2007, the sale of timberlands and other assets, generating proceeds of $166.6 million, also provided a significant source of liquidity. Since late 2005, we have generated approximately $539 million of proceeds from such sales. We believe that cash from operations, asset sales and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations and capital expenditures on a stand-alone basis for the next twelve months.
Cash (Used for) Provided by Operations
During the first nine months of 2007 and 2006, Bowater had a net loss of $240.1 million and $245.5 million, respectively. Cash used for operating activities totaled $113.9 million in the first nine months of 2007 compared to cash provided by operating activities of $68.3 million during the same period of 2006. The decrease in cash provided by operations was primarily related to lower sales for most of our products, higher costs to operate certain of our mills and the payment of a $42.9 million arbitration award to Weyerhaeuser for costs of certain environmental matters related to a pulp and paper facility sold to Weyerhaeuser in 1998. (We had previously established a reserve of approximately $14.5 million in connection with these environmental matters at the time of the sale.) As noted in the discussion of our segment results of operations, transaction prices and shipments were lower for the majority of our products. Newsprint and specialty paper production has been curtailed as a result of the continued decline in newsprint demand and higher costs to operate our Canadian mills, primarily due to the stronger Canadian dollar and higher energy costs.
Working capital positively impacted our cash flows from operations in the first nine months of 2007 primarily due to an increase in accounts payable and accrued liabilities related to the timing of payments. These working capital changes were partially offset by an increase in inventories for newsprint and specialty papers, which resulted primarily from an increase in production, a weaker market for specialty papers and an increase in export warehouse inventory related to our significant increase in exports of newsprint, as well as an increase in accounts receivable which was primarily due to an increase in silviculture and road maintenance expenses to be reimbursed by the Canadian government.
Cash Provided by Investing Activities
Cash provided by investing activities totaled $76.8 million and $158.5 million for the first nine months of 2007 and 2006, respectively. The decrease in cash provided by investing activities during the first nine months of 2007 is due primarily to fewer land sales, partially offset by decreased investment in our capital assets. Additionally, in connection with the combination with Abitibi, we spent $17.2 million for direct acquisition costs during the first nine months of 2007. Capital expenditures include compliance, maintenance and return-based projects and totaled $72.6 million for the first nine months of 2007. We expect to spend approximately $30 million on similar capital projects during the remaining three months of 2007.

BOWATER INCORPORATED
Cash Providd by (Used for) Financing Activities
Cash provided by financing activities totaled $22.1 million for the first nine months of 2007 compared to cash used for financing activities of $136.1 million for the first nine months of 2006. Bowater paid cash dividends of $34.9 million, had net borrowings of $72.0 million on its short-term financing and made net payments of $15.0 million on its long-term debt during the first nine months of 2007. Bowater’s shareholders became the shareholders’ of AbitibiBowater on October 29, 2007. Bowater may pay dividends to AbitibiBowater, subject to the limitations imposed by debt covenants associated with current or future credit facilities of either company.
Short-term Financing
As of September 30, 2007, we had available borrowings under our credit facilities as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
Short-term Bank Debt	Commitment	Outstanding	Available (1)	Date	Rate (2)

	(in millions except for dates and interest rates)
U.S. Credit Agreement	$415.0	$72.0	$275.0	05/11	7.8%

Canadian Credit Agreement	165.0	—	131.5	05/08	n/a

	$580.0	$72.0	$406.5

(1)	The commitment available under each of the revolving credit facilities is subject to collateral requirements and covenant restrictions as described below and is reduced by outstanding letters of credit of $68.0 million for the U.S. and $33.5 million for Canada. Commitment fees for unused portions of the U.S. and Canadian facilities are 50 basis points and 25 basis points, respectively.

(2)	Borrowings under the revolving credit facilities incur interest based, at our option, on specified market interest rates plus a margin. We had no borrowings under our Canadian Credit Agreement during the first nine months of 2007.
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
On November 2, 2007, we obtained an amendment to our U.S. and Canadian credit facilities allowing us to adjust EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) for non-recurring gains or losses without limitation. In addition, the minimum ratio of EBITDA (defined as EBITDA, plus gains (or minus losses) from asset dispositions) to interest expense was lowered from 2.00 to 1 to 1.50 to 1 effective October 1, 2007, increasing gradually back up to 2.00 to 1 by October 1, 2008.
We believe we are in compliance with all of our covenants and other requirements set forth in our credit facilities.
In order for us to maintain compliance with our U.S. and Canadian credit facilities subsequent to the consummation of the combination with Abitibi, these facilities were amended in July 2007. The amendment permits a structure that allows AbitibiBowater to become a party to the credit facilities. All existing debt structures remain intact subsequent

BOWATER INCORPORATED
to consummation of the merger; however, restrictions remain in place on the amount of cash that can be transferred from Bowater to affiliates.
Bowater may make dividends and distributions to AbitibiBowater sufficient to pay (1) taxes attributable to Bowater and its subsidiaries, (2) up to $75 million in aggregate annual dividends to the holders of common stock and exchangeable shares, and (3) up to $10 million more than 50% of AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees, and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses, or debt service.
AbitibiBowater expects to enter into new credit facilities to address its near-term liquidity requirements as described in AbitibiBowater’s Form 10-Q for the period ending September 30, 2007. This refinancing may impact Bowater’s liquidity if cross-default or cross-acceleration provisions are included in the terms of the new credit facilities.
Employees
As of September 30, 2007, Bowater employed approximately 6,800 people, of whom approximately 4,600 were represented by bargaining units. Our unionized employees in the U.S. are represented predominantly by the United Steelworkers Union and in Canada predominantly by the Communications, Energy and Paper Union.
In conjunction with AbitibiBowater’s implementation of synergistic opportunities, we expect our employee base to decline over the next twelve months. We will pay approximately $11.1 million of retention bonuses in the fourth quarter of 2007 earned by employees through the date of the combination with Abitibi, of which approximately $9.5 million was accrued as of September 30, 2007. Additional retention bonuses and severance will be paid throughout the next twelve months as integration plans are completed.
In October 2007, we announced the elimination of 49 positions at our Mersey newsprint mill in Liverpool, Nova Scotia. As required by the mill’s collective bargaining agreement, we gave four months notice of the action.
Labor agreements covering approximately 390 employees at our Coosa Pines facility expired in September 2007. Discussions between Bowater and the unions have begun. In July 2007, we began negotiations with the union at our Mokpo facility covering approximately 149 employees over the terms of the wage reopener in their labor agreement. While we believe that these negotiations will be resolved satisfactorily, we can provide no assurance regarding the outcomes or the timing of these negotiations or their effect on our operations. Any protracted work stoppage at any of our facilities could result in a disruption of our operations, which could negatively impact our ability to timely deliver certain products to our customers and thus adversely affect our results.
In July 2007, Bowater negotiated a new labor agreement covering approximately 100 employees at our Saint-Félicien, Quebec sawmill facility. The new agreement, which was approved by union members, expires in May 2011.
In June 2007, we notified the unions representing employees at the Dalhousie, New Brunswick facility of our intent to eliminate approximately 55 positions prior to the end of the year.
In June 2007, the labor contract covering approximately 110 employees at our Price, Quebec sawmill facility expired. This facility was indefinitely idled on March 30, 2007, and labor negotiations have been postponed until the re-start of operations.
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
At our Gatineau, Quebec mill approximately 175 jobs will be eliminated in a mill-wide restructure to improve the cost competitiveness of the mill. One of Gatineau’s three paper machines is temporarily idled due to a combination of elevated costs for recycled fiber and insufficient demand for our newsprint product. In the event the idled machine is restarted, a portion of these employees would be called back to work.
At our Dolbeau, Quebec mill approximately 130 jobs will be eliminated in a mill-wide restructure to improve the cost competitiveness of the mill. One of Dolbeau’s two paper machines is temporarily idled due to a combination of elevated costs for recycled fiber and insufficient demand for our book printing grades. In the event the idled machine is restarted, a portion of these employees are expected to be called back to work.

BOWATER INCORPORATED
Exchange Rate Fluctuation Effect on Earnings
Canadian Dollar
Approximately half of our manufacturing costs and certain financial liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our tax and other financial liabilities denominated in Canadian dollars, our hedging levels, and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollars. The impact of a one-cent increase in the Canadian dollar exchange rate on our operating income is discussed below in “Exchange Rate Hedging Programs – Canadian Dollars Forward Contracts.”
British Pound Sterling
We have entered into sales agreements denominated in the British pound sterling, representing less than 5% of our sales for the first nine months 2007. Accordingly, changes in the British pound sterling-U.S. dollar exchange rate impact the amount of revenues we recognize. The magnitude and direction of the impact primarily depends on our sales volume under these sales agreements, our hedging levels, and the magnitude, direction and duration of changes in the British pound sterling-U.S. dollar exchange rate. Decreases in the value of the British pound sterling versus the U.S. dollar reduce our sales, which are reported in U.S. dollars.
Exchange Rate Hedging Programs
Canadian Dollars Forward Contracts
We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. Under the exchange rates and operating conditions that existed at September 30, 2007, for every one-cent increase in the Canadian-U.S. dollar exchange rate, our operating income, before currency hedging, for the nine months ended September 30, 2007 would have been reduced by approximately $9.8 million. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. Based on operating conditions projected for the remainder of 2007, we project that a one-cent increase in the Canadian dollar exchange rate would reduce our operating results for the year ended December 31, 2007, before currency hedging, by approximately $12.3 million.
At December 31, 2006, we had approximately $0.4 million of unrealized losses recorded on our Canadian dollar hedging program. With the Canadian dollar strengthening to historically high levels, we had been entering into short-term hedging contracts that extend out only a few months at a time. As of September 30, 2007, all of our outstanding contracts had expired. We continue to assess opportunities to enter into short-term hedging contracts. Future hedging programs will be managed by our parent, AbitibiBowater, beginning in the fourth quarter and may be different than those currently in place. For a further description of our hedging activities, see Note 10 to our Consolidated Financial Statements.

BOWATER INCORPORATED
British Pound Sterling Forward Contracts
Beginning in the first quarter of 2007, we entered into currency forward contracts to partially limit our exposure to British pound sterling-U.S. dollar exchange rate fluctuations. We expect exchange rate fluctuations to continue to impact revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. All of the existing contracts will mature on or before December 2007. Based on sales volumes projected for the remainder of 2007, we project that a one-cent increase in the British pound sterling exchange rate would increase our operating results for the year ended December 31, 2007, before currency hedging, by approximately $0.6 million.
These contracts do not currently qualify for hedge accounting treatment and have been adjusted to fair value through the Consolidated Statements of Operations. Approximately $0.2 million and $0.9 million of pre-tax losses were recognized for the three and nine months ended September 30, 2007, respectively, for contracts that we purchased to economically hedge forecasted sales expected to occur in 2007. Hedging contracts outstanding at September 30, 2007 have been established to hedge forecasted transactions through the fourth quarter of 2007. As of September 30, 2007, the fair value of our outstanding British pound sterling forward contracts, which have a notional value of $20.1 million, is a liability of $0.7 million. Future hedging programs will be managed by our parent, AbitibiBowater, beginning in the fourth quarter and may be different than those currently in place. For a further description of our hedging activities, see Note 10 to our Consolidated Financial Statements.
Commodity Hedging Program
Natural Gas Swap Agreements
Beginning in the third quarter of 2006, we entered into natural gas swap agreements under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our hedged natural gas costs are billed to us based on a publicly traded index plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in those indices by contractually exchanging the publicly traded index upon which we are billed for a fixed index of natural gas cost. The swap agreements, which did not qualify for hedge accounting treatment during the first nine months of 2007, have been adjusted to fair value through the Consolidated Statements of Operations. As a result, approximately $0.6 million and $0.5 million of pre-tax losses were recognized for the three and nine months ended September 30, 2007, respectively, for contracts that we entered into to economically hedge forecasted transactions expected to occur through September 2008. As of September 30, 2007, the fair value of our outstanding natural gas swap agreements, which have a notional amount of $9.2 million, is a liability of $0.8 million. Future hedging programs will be managed by our parent, AbitibiBowater, beginning in the fourth quarter and may be different than those currently in place. For a further description of our hedging activities, see Note 10 to our Consolidated Financial Statements.
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

BOWATER INCORPORATED
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We have manufacturing operations in the United States, Canada and Korea and sales offices located throughout the world. As a result, we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. Approximately 40% of our pulp and paper production capacity and a significant portion of our lumber production are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See the information set forth under “Item 1A — Risk Factors – Currency fluctuations may adversely affect our results of operations and financial condition and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs” in Part II of our Form 10-Q for the three months ended March 31, 2007 and under section “Exchange Rate Fluctuation Effect on Earnings” in this Form 10-Q for further information on foreign exchange risks related to our sales and operating costs. To reduce our exposure to differences in Canadian dollar and British pound sterling exchange rate fluctuations, we periodically enter into and designate Canadian dollar forward contracts and British pound sterling forward contracts to hedge certain of our forecasted Canadian dollar cash outflows and British pound sterling cash inflows, respectively. We estimate the monthly forecasted Canadian dollar outflows on a rolling 24-month basis. Depending on the level of the Canadian dollar, we hedge the forecasted Canadian dollar outflows of manufacturing costs up to 90% in each of the first twelve months and up to 80% in the following twelve months. Due to the continued strengthening of the Canadian dollar, we are currently not hedging beyond the next three months. At September 30, 2007, we had no Canadian dollar forward contracts outstanding. We enter into British pound sterling forward contracts for an amount equal to up to 75% of outstanding sales contracts with U.K. customers, depending on the level of the British pound sterling. At September 30, 2007, we had entered into British pound sterling forward contracts for a notional amount of $20.1 million, which represented 60% of our outstanding sales contracts with U.K. customers. Information regarding the carrying value and fair market value of the outstanding contracts is set forth in Note 10 to our Consolidated Financial Statements.
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate and variable-rate long-term debt and our short-term variable-rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We have a mix of fixed-rate and variable-rate borrowings. At September 30, 2007, we had $1,997.7 million of fixed rate long-term debt and $339.9 million of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate short and long-term debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our outstanding short and long-term variable rate debt, a 100 basis-point increase in interest rates would have increased our interest expense in the first nine months of 2007 by approximately $2.2 million.

BOWATER INCORPORATED
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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
(b)	Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
(a)	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

(b)	On September 30, 2005, the Ministry of Justice of the Province of Quebec (MOJ) cited one of our subsidiaries, Bowater Canadian Forest Products, Inc. (“BCFPI”), in connection with effluent water quality of the Dolbeau mill. BCFPI settled this citation on March 29, 2007, by agreeing to pay a fine and costs totaling CDN $158,000 (approximately US $136,000). The Dolbeau mill has taken steps to improve its effluent quality and has experienced only two other exceedences since January 1, 2005.

(c)	On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the combination with Abitibi. The complaint seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. The management of Bowater believes this claim is entirely without merit and intends to contest this matter vigorously.

BOWATER INCORPORATED
(d)	On September 7, 2007, Bowater Canadian Forest Products Inc., a subsidiary of Bowater, received a decision from an arbitration related to the 1998 sale to Weyerhaeuser of Bowater’s former pulp and paper facility in Dryden, Ontario. As reported in our most recent Annual Report on Form 10-K, Bowater and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental matters related to the mill. The arbitrators in the matter awarded Weyerhaeuser approximately $42.9 million. This decision resulted in a pre-tax charge of $28.4 million in the third quarter of 2007. We had previously established a reserve of approximately $14.5 million in connection with these environmental matters at the time of the sale.
(e)	There have been no other material developments to the legal proceedings described in our Annual Report on Form 10-K filed on March 1, 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
We held our Annual Meeting of Stockholders on July 26, 2007. At the meeting:
(a)	Our stockholders approved and adopted the combination agreement by and among Bowater Inc., Abitibi-Consolidated Inc., Alpha-Bravo Holdings Inc. (which has since been renamed AbitibiBowater Inc.), Alpha-Bravo Merger Sub Inc. and Bowater Canada Inc., and the merger contemplated by such combination agreement, with 40,557,251 votes for, 95,100 votes against and 3,732.839 abstentions.
(b)	The following persons were elected as directors of Bowater in Class II, to serve until the 2010 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld
Arthur R. Sawchuk	44,529,416	4,997,719
Richard B. Evans	44,533,239	4,993,896
Gordon D. Giffin	48,539,595	987,540
The terms of the directors in Class III will continue until the 2008 Annual Meeting of Stockholders, and the terms of the directors in Class I will continue until the 2009 Annual Meeting of Stockholders. The names of the Class I and Class III directors are included in, and are incorporated by reference to, the definitive proxy statement for our 2007 Annual Meeting of Stockholders, which was filed with the SEC on June 25, 2007.
(c)	Our stockholders ratified the appointment of KPMG LLP as the independent registered public accounting firm for the 2007 fiscal year with 49,428,650 votes for, 54,679 votes against and 43,806 abstentions.

BOWATER INCORPORATED
Item 6. Exhibits.
Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BOWATER INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED
By /s/ William G. Harvey
William G. Harvey
Executive Vice President and Chief Financial Officer

By /s/ Joseph B. Johnson
Joseph B. Johnson
Vice President and Controller

Dated: November 9, 2007

BOWATER INCORPORATED
INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.