Form 10-K
period 2007-12-31
BOWATER INC
filed 2008-04-14
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal
Year Ended December 31, 2007
COMMISSION FILE NO. 1-8712
Bowater Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-0721803 (I.R.S. Employer Identification No.)
1155 Metcalfe Street, Suite 800, Montreal, Quebec, Canada H3B 5H2
(Address of principal executive offices)
Registrant’s telephone number, including area code: (514) 875-2160
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Bowater Incorporated is a wholly-owned subsidiary of AbitibiBowater Inc., and there is no market for the registrant’s common stock. As of February 29, 2008, 56,771,412 shares of the registrant’s common stock were outstanding.
Bowater Incorporated meets the conditions set forth in, and is filing this Form with the reduced disclosure format prescribed by, General Instructions I (1)(a) and (b) of Form 10-K.

FORWARD-LOOKING STATEMENTS
Statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our plans to achieve operational improvements and efficiencies such as the planned reduction of newsprint and coated and specialty paper capacity, the closures of certain of our paper and sawmills, our ability to realize synergies from the combination with Abitibi-Consolidated Inc. (“Abitibi”), the anticipated timing and progress of integration efforts related to the combination, our ability to meet our debt reduction target (including the success of our program to sell non-core assets, consolidate operations and the success of other actions aimed at reducing our debt), our ability to maintain and improve customer service levels, and our assessment of market conditions, anticipated future financial performance and our business outlook generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “will,” “could,” “may,” “expect,” “believe,” “anticipate” and other terms with similar meaning indicating possible future events or potential impact on our business.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, our ability to reduce newsprint and specialty papers capacity as quickly as anticipated, our ability to obtain timely contributions to our cost reduction initiatives from our unionized and salaried employees, the continued strength of the Canadian dollar against the U.S. dollar, worsening industry conditions and further growth in alternative media, actions of competitors, the demand for higher margin coated and uncoated mechanical paper, our ability to realize announced price increases, and the costs of raw materials such as energy, chemicals and fiber. In addition, with respect to forward-looking statements relating to the combination with Abitibi, the following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the risk that the businesses will not be integrated successfully or that the improved financial performance, product quality and product development will not be achieved; the risk that other combinations within the industry or other factors may limit our ability to improve our competitive position; the risk that the cost savings and other expected synergies from the combination may not be fully realized or may take longer to realize than expected; and disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers. Additional risks that could cause actual results to differ from forward-looking statements are enumerated below in Item 1A “Risk Factors.” All forward-looking statements in this report are expressly qualified by information contained in this report and in the Company’s other filings with the SEC and the Canadian securities regulatory authorities. Bowater disclaims any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.
PART I
Item 1. Business
(Abbreviated pursuant to General Instructions I (2)(d) of Form 10-K.)
Bowater Incorporated (referred to, with its subsidiaries and affiliates unless otherwise indicated, as “Bowater,” “we,” “our” or the “Company”) is a leading producer of newsprint and coated and specialty papers. In addition, we produce and sell bleached market pulp and lumber products. We currently own or operate 13 pulp and paper facilities and 8 sawmills located in the United States, Canada and South Korea. Bowater’s operations are supported by approximately 0.1 million acres of timberlands that we own or lease in the southeastern United States and by approximately 0.6 million acres of timberlands that we own in Canada. Additionally, we have contractual cutting rights on approximately 13.7 million acres of Crown-owned land in Canada.
Bowater was incorporated in Delaware in 1964. We have partnered with certain newspaper publishers in the ownership of two of our paper and pulp manufacturing facilities and certain long-lived assets at another of our manufacturing facilities. All of the other paper and pulp manufacturing facilities and equipment are wholly owned by Bowater.
On October 29, 2007, we combined with Abitibi in a merger of equals (the “Combination”). As a result of the Combination, we became a wholly-owned subsidiary of AbitibiBowater Inc. (“AbitibiBowater”), a registrant under the Securities Act of 1934. AbitibiBowater’s common stock began trading under the symbol “ABH” on both the New York Stock Exchange and the Toronto Stock Exchange on October 29, 2007. Our exchangeable shares, which are exchangeable into the common stock of AbitibiBowater, began trading under the symbol “AXB” on the Toronto Stock Exchange on October 29, 2007.

Product Lines
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp, and lumber. In general, our products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates.
Certain segment and geographical financial information, including sales by segment and by geographic area, operating income (loss) by segment, total assets by segment and long-lived assets by geographic area, can be found in note 23 to our Consolidated Financial Statements.
Newsprint
Bowater produces newsprint at nine facilities in North America and South Korea. We are a large producer of newsprint by capacity, with annual capacity of approximately 2.2 million metric tons, or approximately 6% of worldwide capacity. Our annual North American production capacity of 2.0 million metric tons represents approximately 17% of North American capacity.
Coated Papers
Bowater produces coated mechanical paper at two facilities in North America. We are one of the largest producers of coated mechanical paper in North America, with a capacity of approximately 785,000 short tons in 2007. This tonnage represents approximately 12% of North American capacity. Our coated papers are used in magazines, catalogs, books, retail advertising, direct mail and coupons.
Specialty Papers
Bowater produces specialty papers at five facilities in North America. We are one of the largest producers of specialty papers including supercalendered, superbright, high bright, bulky book and directory papers, in North America, with a capacity of approximately 1.7 million short tons in 2007. This tonnage represents approximately 26% of North American capacity. Bowater’s combined coated and specialty papers’ broad product family allows us to present a more balanced paper offering to our customers. Our specialty papers are used in books, retail advertising, direct mail, coupons, and other commercial printing applications.
Market Pulp
Bowater produces approximately one million metric tons of market pulp at five facilities in North America, which represents approximately 5% of North American capacity. We also sell market pulp in numerous overseas markets. Market pulp is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers and other absorbent products.
Lumber
Bowater operates sawmills in Canada and the United States that produce construction-grade lumber that is sold in North America. Our sawmills have an annual capacity of close to one billion board feet of lumber. In addition, our sawmills are a major source of wood chips for our pulp and paper mills.
Other Products
In addition to paper, market pulp and lumber, we sell pulpwood, sawtimber and wood chips to customers located in the United States and Canada. Sale of these other products is considered a recovery of the cost of manufacturing our primary products.

Raw Materials
Our operations consume substantial amounts of raw materials, such as wood, recovered paper and chemicals and energy, including electricity, natural gas, fuel oil, coal and wood waste, in the manufacturing of our pulp, paper and wood products. We purchase our raw materials and energy sources primarily on the open market.
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
Trends in advertising, electronic data transmission and storage, and the Internet have and could continue to adversely affect traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper publishing customers in North America use and compete with businesses that use other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end users for several of our products), television and the Internet. U.S. consumption of newsprint declined in 2007 as a result of continued declines in newspaper circulation, declines in newspaper advertising volume and publishers’ conservation measures which include increased usage of lighter basis-weight newsprint and web-width and page count reductions. Our magazine and catalog publishing customers are also subject to effects of competing media, including the Internet.
Employees
As of December 31, 2007, we employed approximately 6,700 people, of whom approximately 4,500 were represented by bargaining units. Our unionized employees are represented predominantly by the United Steelworkers Union in the U.S. and predominantly by the Communications, Energy and Paper Union in Canada. In conjunction with AbitibiBowater’s implementation of synergistic opportunities after our merger with Abitibi, we expect our employee base to decline over the next twelve months.
Cautionary Statements Regarding Use of Third-Party Data
Information about industry or general economic conditions contained in this report are derived from third-party sources (e.g. the Pulp and Paper Products Council, RISI, Inc. and trade publications) that Bowater believes are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or future results. The risks described below are not the only risks we are facing. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or results of operation.

We have substantial indebtedness that could adversely affect our financial health, and our efforts to reduce and restructure this indebtedness may not be successful.
We, AbitibiBowater and Abitibi have a significant amount of indebtedness. As of December 31, 2007, AbitibiBowater, on a consolidated basis, had outstanding total debt of approximately $5.6 billion, of which $589 million was secured debt, and shareholders’ equity of $1.9 billion. At December 31, 2007, we had outstanding debt of approximately $2.5 billion, of which $205 million was secured debt, and shareholders’ equity of $818 million. We and Abitibi have outstanding long-term notes and also utilize bank credit facilities for working capital and other operating needs.
Our substantial amount of debt could have important negative consequences. For example, it could:
•	limit our ability to obtain additional financing, if needed, or refinancing, when needed, for debt service requirements, working capital, capital expenditures, acquisitions, or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt;

•	cause us to monetize assets such as timberland or production facilities on terms that may be unfavorable to us;

•	cause us to offer debt or equity securities on terms that may not be favorable to the Company or its shareholders;

•	reduce funds available for operations, future business opportunities or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	increase employee turnover and uncertainty, divert management’s attention from routine business, and hinder our ability to recruit qualified employees; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.
Our Canadian credit facility is a 364-day facility that is currently scheduled to expire on May 30, 2008. We are currently seeking to renew this facility. Under the terms of our Canadian facility, so long as lenders holding a majority of the facility commitments agree to renew their commitments for a period of 364 days, we have the right either to replace any lender who declines to renew our commitment with a substitute lender or to renew the facility with only the commitments of the lenders who have agreed to renew their commitments. In the event that lenders holding a majority of the commitments do not agree to extend, we would be forced to seek a new facility for our Canadian operations. No assurance can be given that we will be able to obtain a new facility should a majority of the lenders decline to renew.
We recently amended our credit facilities. This amendment anticipates conveying our Coosa Pines and Grenada mills to a newly-created, wholly-owned subsidiary of AbitibiBowater by April 30, 2008, and providing a first lien on these assets as additional security to our existing lending group. If we are unable to timely complete this conveyance and grant of additional security, we would be in breach of our agreement under these facilities. See note 14, Long-Term and Short-Term Debt, for further details about these credit facilities.
We continue to explore opportunities for the sale of assets such as timberland or production facilities in order to use the proceeds to reduce our debt, but can make no assurances that we will be able to complete any such sales or that the terms of any such sales would be favorable to us.
Our bank credit facilities, the indentures governing our various notes, debentures and other debt securities and the terms and conditions of our other indebtedness may permit us or our subsidiaries to incur or guarantee additional indebtedness, including secured indebtedness in some circumstances. To the extent we incur additional indebtedness, some or all of the risks discussed above will increase.
Although management believes that we will be able to comply with the terms of its debt agreements, there can be no assurance that we will not be required to refinance all or a portion of our debt or to obtain additional financing. We may be unable to refinance or obtain additional financing because of our high levels of debt and the debt incurrence restrictions under our debt agreements. We may be forced to default on our debt obligations if cash flow is insufficient and refinancing or additional financing is unavailable. If we default under the terms of some of our indebtedness, the relevant debt holders may accelerate the maturity of its obligations, which could cause cross-defaults or cross-acceleration under our other obligations.
There can be no assurance that we will be able to generate sufficient cash flows to repay our outstanding indebtedness when it matures, in light of (1) the significant decreases in North American demand for newsprint, which is our principal product, (2) the current weakness in the housing and lumber markets, and (3) the strength of other currencies, particularly the Canadian dollar, against the U.S. dollar.

We may experience difficulties in integrating our businesses with those of Abitibi and may not realize the anticipated synergies, efficiencies and cost savings from the Combination with Abitibi.
The success of the Combination with Abitibi will depend, in significant part, on our ability to realize the anticipated synergies, efficiencies and cost savings from integrating our businesses with those of Abitibi. Our success in realizing these synergies, efficiencies and cost savings, and the timing of this realization, depend on the successful integration of such businesses and operations. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically disparate organizations and addressing possible differences in corporate and regional cultures and management philosophies may increase the difficulties of integration. The integration of certain operations following the Combination with Abitibi will take time and will require the dedication of significant management resources, which may temporarily divert management’s attention from the routine business of Bowater. Employee uncertainty and lack of focus during the integration process may also disrupt the business of Bowater.
Even if we are able to integrate such businesses and operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, efficiencies and cost savings that we currently expect from this integration or that these benefits will be achieved within the time frame or in the manner anticipated. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Combination with Abitibi may be offset by the costs incurred in integrating the businesses and operations or adverse conditions imposed by regulatory authorities on the combined business in connection with granting approval for the Combination.
In addition, the benefit of any synergies realized may not be shared equally between us and Abitibi. If we do not realize our anticipated synergies and efficiencies, in the amounts or in the time frame expected, or if our management cannot integrate successfully the operations of the two companies, our business and results of operations may be adversely affected.
We are controlled by AbitibiBowater.
All of our issued and outstanding common shares are held by AbitibiBowater and its indirect wholly-owned subsidiaries. As a result, AbitibiBowater controls our policies and operations. In addition, any synergies generated as a result of the Combination may not benefit us to the same or similar extent to which they benefit Abitibi, or at all. Actions taken by AbitibiBowater and its financial condition, matters over which we have no control, may affect us. Additionally, adverse developments at AbitibiBowater or any of its other subsidiaries could have an adverse impact on us.
Developments in alternative media could continue to adversely affect the demand for our products, especially in North America, and our responses to these developments may not be successful.
Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use other forms of media and advertising and electronic data transmission and storage, including television and the Internet, instead of newsprint, coated paper, uncoated specialty papers or other products made by us. The demand for certain of our products weakened significantly over the last several years. For example, industry statistics indicate that North American newsprint consumption has been in decline since 1999 and has experienced annual declines of 5.1% in 2005, 6.0% in 2006 and 9.8% in 2007. We believe, and certain third party forecasters indicate, that these declines in newsprint demand could continue in 2008 and beyond due to conservation measures taken by publishers, reduced North American newspaper circulation, less space devoted to advertising and substitution to other uncoated mechanical grades.
In response to the decline in North American demand for our newsprint product, we have reduced our paper production capacity by approximately 0.4 million metric tons per year between November 29, 2007 and March 31, 2008. As a result of AbitibiBowater’s continuing review of our business to reduce cost, improve our manufacturing platform, and better position ourselves in the global marketplace, it may be necessary to curtail even more production or permanently shut down even more machines or facilities. AbitibiBowater expects to announce the results and detailed action steps from this review during the second quarter of 2008 and additional curtailments or closures could take place by mid-2008. Such curtailments and shut downs would become increasingly likely as North American newsprint demand continues to decline or if market conditions otherwise worsen. Curtailments or shutdowns could result in goodwill or asset write-downs at the affected facilities and could negatively impact our cash flows and materially affect our results of operations and financial condition.
Currency fluctuations may adversely affect our results of operations and financial condition, and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs.
We compete with North American, European and Asian producers in most of our product lines. Our products are sold and denominated in U.S. dollars, Canadian dollars and selected foreign currencies. A substantial portion of our manufacturing costs are denominated in Canadian dollars. In addition to the impact of product supply and demand, changes in the relative strength or weakness of the U.S. dollar may also affect international trade flows of these products. A stronger U.S. dollar may attract imports into North America from foreign producers, increase supply and have a downward effect on prices, while a weaker U.S. dollar may encourage U.S. exports and increase manufacturing costs that are in Canadian dollars or other foreign currencies. Variations in the exchange rates between the U.S. dollar and other currencies, particularly the Euro and the currencies of Canada, United Kingdom, Sweden and certain Asian countries, will significantly affect our competitive position compared to many of our competitors.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, and direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. During 2007, the relative value of the Canadian dollar ranged from a low of US$0.85 in January 2007 to a high of US$1.09 in November 2007.
Under the exchange rates, hedging levels and operating conditions that existed during 2007, for every one cent increase in the Canadian-U.S. dollar exchange rate, our operating income, before currency hedging, for 2007 would have been reduced by approximately $13 million.
If the Canadian dollar remains strong for an extended period of time, it could influence the foreign exchange rate assumptions that are used in our evaluation of goodwill and long-lived assets for impairment and, consequently, result in additional goodwill or asset impairment charges.
We may not be successful in our strategy of increasing our share of coated and specialty papers and competing in growth markets with higher returns.
One of the components of our long-term strategy is to improve our portfolio of businesses by focusing on coated and specialty papers and competing more aggressively in growth markets with higher returns. There are risks associated with the implementation of this strategy, which is complicated and which involves a substantial number of mills, machines and personnel. Full implementation of this strategy may also require significant capital investment. To the extent we are unsuccessful in achieving this strategy, our results of operations may be adversely affected.
We face intense competition in the forest products industry and the failure to compete effectively would have a material adverse effect on our business, financial condition and results of operations.
We compete with numerous forest products companies, some of which have greater financial resources than we do. There has been a continued trend toward consolidation in the forest products industry, leading to new global producers. These global producers are typically large, well-capitalized companies that may have greater flexibility in pricing and financial resources for marketing, investment and expansion than we do. The markets for our products are all highly competitive. Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold. While the principal basis for competition is price, we also compete on the basis of customer service, quality and product type. There has also been an increasing trend toward consolidation among our customers. In addition, lumber demand is primarily driven by U.S. and Canadian residential housing construction. According to the Federal Home Loan Mortgage Corporation, total U.S. housing starts declined 25% to approximately 1.1 million units in 2007. With fewer customers in the market for our products, our negotiating position with these customers could be weakened.
In addition, our industry is capital intensive, which leads to high fixed costs. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. Global newsprint capacity, particularly Chinese and European newsprint capacity, has been increasing, which is expected to result in lower prices, volumes or both for our exported products. We believe that new hardwood pulp capacity at South American pulp mills has unit costs that are significantly below those of our hardwood kraft pulp mills. Other actions by competitors, such as reducing costs or adding low-cost capacity, may adversely affect our competitive position in the products we manufacture and, consequently, our sales, operating income and cash flows. We may not be able to compete effectively and achieve adequate levels of sales and product margins. Failure to compete effectively would have a material adverse effect on our business, financial condition and results of operations.
The forest products industry is highly cyclical. Fluctuations in the prices of, and the demand for, our products could result in smaller or negative profit margins, lower sales volumes, and curtailment or closure of operations.
The forest products industry is highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. Most of our paper and wood products are commodities that are widely available from other producers and even our coated and specialty paper is susceptible to these fluctuations. Because our commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture and distribute and, consequently, our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general economic conditions in North America and worldwide. In 2007, we experienced lower demand and decreased pricing for our wood products due to a weaker U.S. housing market. We are not expecting any significant improvements in the wood products market before 2009. AbitibiBowater is conducting an in-depth review of its lumber business with the objective of selling non-core assets, consolidating facilities, and curtailing or closing non-contributing operations. Curtailments or shutdowns could result in goodwill or asset write-downs at the affected facilities and could negatively impact our cash flows and materially affect our results of operations and financial condition. See also “Our manufacturing businesses may have difficulty obtaining fiber at favorable prices, or at all” and “Developments in alternative media could continue to adversely affect the demand for our products, especially in North America, and our responses to these developments may not be successful.”
Our manufacturing businesses may have difficulty obtaining fiber at favorable prices, or at all.
Fiber is the principal raw material we use in our business. We use both virgin fiber (wood chips and logs) and recycled fiber (old newspapers and magazines) as fiber sources for our paper mills. Wood fiber is a commodity and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada and the United States. In addition, future domestic or foreign legislation, litigation advanced by aboriginal groups and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest biodiversity and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding and other natural and man-made causes, thereby reducing supply and increasing prices.
Wood fiber pricing is subject to market influences and our cost of wood fiber may increase in particular regions due to market shifts. In 2007, we experienced lower demand and decreased pricing for our wood products due to a weaker U.S. housing market. We are not expecting any significant improvements in the wood products market before 2009. AbitibiBowater is conducting an in-depth review of its lumber business with the objective of selling non-core assets, consolidating facilities, and curtailing or closing non-contributing operations. Other wood products producers have also announced closures or curtailments of sawmills. Continued closures and curtailments are likely to reduce the supply and increase the price of wood fiber.
Pricing of recycled fiber has recently been increasing. For example, prices of old newspapers have increased from an average of $88 per ton in December 2006 to $118 per ton in December 2007, reaching a high of $132 per ton in March 2007. We believe that these price increases are related to expanding paper and packaging capacity in Asia, as well as strong North American demand, and that prices may remain at elevated levels. Any sustained increase in fiber prices would increase our operating costs and we may be unable to increase prices for our products in response.
Although we believe that the balance of fiber supply between our internal sources and the open market is adequate to support our current wood products and paper and pulp production requirements, there is no assurance that access to fiber will continue at the same levels achieved in the past. The cost of softwood fiber and the availability of wood chips may be affected. If our cutting rights pursuant to the forest licenses or forest management agreements are reduced or if any third-party supplier of wood fiber stops selling or is unable to sell wood fiber to us, our financial condition and operating results would suffer. See also “The forest products industry is highly cyclical. Fluctuations in the prices of, and the demand for, our products could result in smaller or negative profit margins, lower sales volumes, and curtailment or closure of operations.”
An increase in the cost of our purchased energy, chemicals and other raw materials would lead to higher manufacturing costs, thereby reducing our margins.
Our operations consume substantial amounts of energy such as electricity, natural gas, fuel oil, coal and wood waste. We buy energy and raw materials, including chemicals, wood, recovered paper and other raw materials, primarily on the open market. The prices for raw materials and energy are volatile and may change rapidly, directly affecting our results of operations. The availability of raw materials and energy may also be disrupted by many factors outside our control, adversely affecting our operations. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years and prices for the last several years have exceeded historical averages. As a result, fluctuations in energy prices will impact our manufacturing costs and contribute to earnings volatility.

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
For our commodity products, the relationship between industry supply and demand for these products, rather than changes in the cost of raw materials, will determine our ability to increase prices. Consequently, we may be unable to pass along increases in our operating costs to our customers. Any sustained increase in energy, chemical or raw material prices without any corresponding increase in product pricing would reduce our operating margins and potentially require us to limit or cease operations of one or more of our machines.
We could experience disruptions in operations and/or increased labor costs due to labor disputes.
AbitibiBowater believes that its subsidiaries, including Bowater, are collectively the largest employer in the Canadian pulp and paper sector and have the sector’s largest representation by unions. A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada will expire on the same date in 2009. In early 2008, we initiated negotiations with the union representing the majority of our Eastern Canadian employees on the 2009 agreements. Those negotiations occurred in March 2008 and were not successful in reaching an early agreement. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear. Furthermore, our collective agreements for our employees at our facilities in Coosa Pines and Calhoun, located in Southeast U.S. will be renewed in 2008. While negotiations with the unions in the past have resulted in collective agreements being signed, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs which could have a material adverse effect on our business, financial condition or results of operations.
Our operations require substantial capital and we may not have adequate capital resources to provide for all of our capital requirements.
Our businesses are capital intensive and require that we regularly incur capital expenditures in order to maintain our equipment, increase our operating efficiency and comply with environmental laws. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs and capital expenditures, we would have to obtain additional funds from borrowings or other available sources or reduce or delay our capital expenditures. We may not be able to obtain additional funds on favorable terms or at all. In addition, our debt service obligations will reduce our available cash flows. If we cannot maintain or upgrade our equipment as we require, we may become unable to manufacture products that compete effectively in one or more of our product lines.
Changes in laws and regulations could adversely affect our results of operations.
We are subject to a variety of foreign, federal, state, provincial and local laws and regulations dealing with trade, employees, transportation, taxes, timber and water rights and the environment. Changes in these laws or regulations or their interpretations or enforcement have required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. For example, changes in environmental laws and regulations have in the past, and could in the future, require us to spend substantial amounts to comply with restrictions on air emissions, wastewater discharge, waste management and landfill sites, including remediation costs. Environmental laws are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially.
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

We are subject to environmental laws and regulations.
We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing air emissions, wastewater discharges, timber harvesting, the storage, management and disposal of hazardous substances and waste, the clean-up of contaminated sites, landfill operation and closure, forestry operations, endangered species habitat, and health and safety. As an owner and operator of real estate and manufacturing and processing facilities, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability and damages to natural resources, resulting from past or present spills or releases of hazardous or toxic substances on or from our current or former properties. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of any spill or release of hazardous or toxic substances on or from our property, or at properties where we arranged for the disposal of regulated materials. Claims may arise out of currently unknown environmental conditions or aggressive enforcement efforts by governmental or private parties.
We have net liabilities with respect to our pension plans and the actual cost of our pension plan obligations could exceed current provisions.
As of December 31, 2007, our defined benefit pension plans were under-funded by an aggregate of approximately $124 million on a financial accounting basis. Our future funding obligations for the defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience and any changes in government laws and regulations. Any adverse change to any of these factors may require us to increase our cash contributions to our pension plans and those additional contributions could have a material adverse effect on our cash flows and results of operations.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table provides a listing of the pulp and paper facilities and sawmills we own or operate as of December 31, 2007:

Pulp and Paper Facilities	Sawmills

Canada	Canada

Dalhousie, New Brunswick(1)	Maniwaki, Quebec
Dolbeau, Quebec	Mistassini, Quebec
Donnacona, Quebec(1)	Oakhill, Nova Scotia
Gatineau, Quebec	Saint-Félicien, Quebec
Liverpool, Nova Scotia	Thunder Bay, Ontario
Thunder Bay, Ontario

United States	United States

Calhoun, Tennessee	Albertville, Alabama
Catawba, South Carolina	Westover, Alabama
Coosa Pines, Alabama
Covington, Tennessee
Grenada, Mississippi
Usk, Washington

South Korea

Mokpo, South Korea

(1)	On November 29, 2007, AbitibiBowater announced the results of the initial phase of a comprehensive strategic review of its businesses, which included a decision to reduce its newsprint and specialty papers production capacity by approximately 1 million metric tons per year during the first quarter of 2008. The reductions include the permanent closure of our Dalhousie, New Brunswick facility and the indefinite idling of our Donnacona, Quebec facility. Additionally, AbitibiBowater decided to permanently close paper machine no. 3 at our Gatineau, Quebec facility.
In addition to the properties that we own and operate, we also lease under long-term leases certain timberlands, office premises and office and transportation equipment and have cutting rights with respect to certain timberlands. Information regarding timberland leases, operating leases and cutting rights is included in note 22 to our Consolidated Financial Statements.
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
On September 7, 2007, Bowater Canadian Forest Products Inc. (“BCFPI”) received a decision in an arbitration related to the sale to Weyerhaeuser Company Limited and Weyerhaeuser Company (collectively, “Weyerhaeuser”) of Bowater’s former pulp and paper facility in Dryden, Ontario. BCFPI and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental matters related to the mill. The arbitrators awarded Weyerhaeuser approximately $43 million (CDN $44 million), including interest. As a result of the arbitrator’s decision, which is binding upon Bowater and not subject to appeal, we recorded a pre-tax charge of $28 million (CDN $29 million) during the three and nine months ended September 30, 2007. We had previously established a reserve of approximately $15 million (CDN $15 million) in connection with these environmental matters at the time of the sale.

On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the Combination. The complaint seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. This complaint has been dismissed in New York and is now before the federal district court in South Carolina. We believe this claim is entirely without merit and intend to contest this matter vigorously.
On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency (“EPA”) alleging four violations of the Clean Air Act (“CAA”) at our Calhoun mill for which penalties in excess of $100,000 could be imposed. We have strong arguments that the Calhoun mill did not violate the CAA and continue to discuss these issues with the EPA.
Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York, Tennessee, and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 770 claims remain. Insurers are defending these claims, and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.
We may be a “potentially responsible party” with respect to three hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on timberland tracts in South Carolina, owned by Calhoun Newsprint Company, a 51%-owned subsidiary. One was already contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. We believe we will not be liable for any significant amounts at any of these sites.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
All of the outstanding shares of common stock of Bowater are owned by AbitibiBowater. There is no market for Bowater’s common stock. Quarterly dividends of $0.38 per share were paid during 2006 and the first three quarters of 2007. During the fourth quarter of 2007, the payment of quarterly dividends to shareholders was suspended indefinitely.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Abbreviated pursuant to General Instructions I (2)(a) of Form 10-K.)
The following management’s discussion and analysis of financial condition and results of operations provides information that we believe is useful in understanding our operating results, cash flows and financial condition for the two years ended December 31, 2007. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing in Item 8 of this Form 10-K.
Overview
We manufacture newsprint, coated and specialty papers, market pulp and lumber, operating pulp and paper facilities and sawmills in Canada, the United States, and South Korea. Our reportable segments, which correspond to our primary product lines are newsprint, coated papers, specialty papers, market pulp and lumber.
Our net loss for 2007 was $491 million as compared to a net loss of $138 million for 2006.
Our sales in 2007 were $3.2 billion, a decrease of $319 million, or 9.0%, from 2006. In 2007, average transaction prices decreased for all of our major products except for market pulp, and shipments decreased for all of our major products except for specialty papers.
Our operating loss in 2007 was $301 million, a decrease of $342 million from an operating income of $41 million in 2006. Factors that lowered our operating results include lower sales levels, asset impairment and other related charges associated with the initial phase of AbitibiBowater’s comprehensive strategic review, merger related expenses incurred in connection with the Combination with Abitibi, an arbitration award related to a 1998 asset sale, the strengthening of the Canadian dollar against the U.S. dollar, reduced benefits from our Canadian dollar hedging program, higher wood costs (particularly recycled fiber), and closure costs. These factors were only partially offset by lower costs associated with lower volumes, as well as lower labor, energy, maintenance and chemical costs.
During 2007, immediately upon our Combination with Abitibi, AbitibiBowater began a comprehensive strategic review of its operations to reduce costs and improve its profitability. On November 29, 2007, AbitibiBowater announced the results of the initial phase of the comprehensive review, which included a decision to reduce our newsprint and commercial papers production capacity by approximately 0.4 million metric tons per year during the first quarter of 2008. The reductions include the permanent closure of our Dalhousie, New Brunswick facility, as well as the indefinite idling of our Donnacona, Quebec facility. Additionally, AbitibiBowater decided to permanently close paper machine no. 3 at our Gatineau, Quebec facility. Long-lived asset impairment charges of $100 million and severance and termination costs of $23 million were recorded as a reduction of our 2007 operating results. AbitibiBowater is continuing with the second phase of its comprehensive strategic review which is intended to result in an action plan to further reduce its costs, improve its manufacturing platform, and better position itself in a global marketplace. AbitibiBowater plans to announce the results of the second phase of its comprehensive strategic review in the second quarter of 2008, which may impact our operations.
On September 7, 2007, BCFPI received a decision from an arbitration related to the 1998 sale to Weyerhaeuser of our former pulp and paper facility in Dryden, Ontario. BCFPI and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental matters related to the mill. The arbitrators in the matter awarded Weyerhaeuser a judgment of approximately $43 million, including interest, which was paid in 2007 and resulted in a pre-tax charge of $28 million. We had previously established a provision of approximately $15 million in connection with these environmental matters at the time of the sale.

Total assets were $4.6 billion at both December 31, 2007 and December 31, 2006. Total debt (short-term and long-term) was $2.5 billion at December 31, 2007, a slight increase of $201 million when compared to December 31, 2006. Cash and cash equivalents decreased by $36 million to $63 million at December 31, 2007 as cash generated from investing and financing activities was used to fund the cash shortfall from operating activities. Our current liquidity assessment and outlook is discussed further in the “Business Strategy and Outlook” section below.
Business Strategy and Outlook
On October 29, 2007, we merged with Abitibi, and we each became a wholly-owned subsidiary of AbitibiBowater. The Combination will have a material impact on our results of operations, financial condition and liquidity going forward. Through the Combination, AbitibiBowater became a global leader in newsprint manufacturing, one that it believes to be well positioned to compete more effectively in an increasingly global market. In addition, through the Combination, AbitibiBowater is creating a stronger and a more efficient manufacturing platform that it believes will be better enabled to address the challenges of continuing newsprint demand declines in North America and the near-historic strength of the Canadian dollar. AbitibiBowater’s goal is to create a low-cost, financially disciplined organization with a stronger financial profile and increased focus on value-added products and growth markets. Our business strategy is to successfully execute on this goal, the result of which we believe will be a more dynamic and competitive organization better able to meet the needs of our customers and deliver significant value to our shareholder, AbitibiBowater.
AbitibiBowater intends for us to maintain our core focus on the largest components of our business, newsprint and coated and specialty papers. Additionally, we continue to focus on the faster growing export market by exporting more newsprint from North America into Asia, South America and certain European countries, where market conditions are stronger.
AbitibiBowater expects to generate annualized synergies as a result of the Combination of approximately $250 million by the first quarter of 2009, and anticipate that these will increase to $375 million by the end of 2009. Some of these synergies are expected to arise from and benefit our operations. We will seek to implement additional measures as we enhance our operating efficiency and productivity through continual systems analyses and operational improvements. We believe that the synergies resulting from the Combination and these additional measures will enhance our ability to further decrease production costs per ton and to increase operating cash flow and margins. AbitibiBowater expects these synergies to be achieved from improved efficiencies both at Abitibi and Bowater (although not necessarily proportionately) in such areas as production, selling, general and administrative (“SG&A”) costs, procurement and logistics costs, as described below:
•	Approximately $205 million from lower manufacturing costs. Since the Combination, AbitibiBowater has focused on reallocating production of newsprint and paper grades across its combined machine base, improving asset performance by operating machines in narrower ranges around their peak production and sharing best practices among mills to enhance production efficiency and lower cost.

•	Approximately $90 million from reducing SG&A costs. Through the elimination of duplicative sales, marketing and customer service personnel and centralization of corporate administration, management, finance and human resource functions, AbitibiBowater hopes to experience lower fixed overhead costs and achieve headcount reductions.

•	Approximately $50 million from reducing procurement costs. AbitibiBowater is seeking to lower prices of key raw materials through negotiation of volume discounts, consolidation of raw materials collection and improvement in inventory management.

•	Approximately $30 million from improved logistics. AbitibiBowater also intends to realize cost reductions from improved logistics through an optimization of freight rates as well as an enhancement of distribution facilities and timberland-mill and mill-customer pairings.
For a description of certain risks relating to the achievement of the synergies described above, see “Risk Factors — We may experience difficulties in integrating our businesses with those of Abitibi and may not realize the anticipated synergies, efficiencies and cost savings from the Combination with Abitibi” in Item 1A of this Form 10-K.
As part of AbitibiBowater’s efforts to provide funding to Abitibi, AbitibiBowater sold $350 million aggregate principal amount of convertible notes (the “convertible debt”), which are fully and unconditionally guaranteed by us. Further, we have amended our bank credit facilities to permit AbitibiBowater to incur the convertible debt, permit intercompany restructuring of the ownership of our Coosa Pines and Grenada facilities and to permit additional cash distributions to AbitibiBowater. The lenders withdrew a requirement to secure their debt with the Catawba facility. See note 14, Long-Term and Short-Term Debt, for additional information regarding this amendment.

AbitibiBowater has established an aggressive goal of reducing its consolidated debt by $1 billion within the next three years. For 2008, it has targeted approximately $500 million in asset sales, including non-core facilities, U.S. timberlands and the recently announced sale of an Abitibi newsprint mill for approximately $161 million in cash. As part of this debt reduction initiative, AbitibiBowater will continue to review non-core assets and seek to divest those that no longer fit within its long-term strategic business plan. We expect this review to impact some of our assets.
Because we recognize that cash preservation is critical, we will continue to take a disciplined approach to capital spending and expect that total capital spending will be significantly less than our depreciation expense.
We have announced price increases for several of our products in the fourth quarter of 2007 and further price increases in the first quarter of 2008. We expect our financial performance in the first quarter of 2008 to be better than our performance in the fourth quarter of 2007. We believe that the combination of recently announced price improvements, continued integration efforts, implementation of actions resulting from AbitibiBowater’s strategic review, and further progress toward achievement of synergy targets will result in further improvements in our financial performance.
Business and Financial Review

			Change
	Year Ended December 31,		2007 vs.
(In millions)	2007	2006	2006

Sales	$3,211	$3,530	$(319)
Operating (loss) income	(301)	41	(342)
Net loss	(491)	(138)	(353)

Significant items that improved (lowered) operating (loss) income:
Product pricing			$(89)
Shipments			(230)

Change in sales			(319)

Manufacturing costs			80
Manufacturing costs — employee termination costs			(22)

Change in total manufacturing costs and depreciation, amortization and cost of timber harvested			58

Selling and administrative expenses			(9)
Selling and administrative — merger and severance related costs			(47)

Change in selling and administrative expenses			(56)

Change in distribution costs			6
Change in closure costs, impairment and other related charges			130
Change in lumber duties refund			(92)
Change in arbitration award			(28)
Change in net gains on disposition of assets			(41)

			$(342)

Year ended 2007 compared to 2006
Sales
Sales decreased in 2007 as compared to 2006 by $319 million. The decrease was due primarily to lower shipments of newsprint, coated papers, market pulp and lumber, as well as lower product pricing for newsprint, coated papers, specialty papers and lumber. These were partially offset by higher transaction prices for market pulp and higher shipments of specialty papers.

Operating (loss) income
Operating income decreased to an operating loss in 2007 as compared to 2006 due to a number of factors, including changes in sales discussed previously, and costs as listed in the table above and further described below.
Our manufacturing costs decreased in 2007 as compared to 2006. The decrease is mainly attributable to lower volumes ($112 million), as well as lower labor ($38 million), energy ($19 million) and maintenance ($17 million). These were partially offset by a stronger Canadian dollar ($73 million) and higher wood costs ($92 million).
The increase in our selling and administrative expenses reflects the impact of merger related costs incurred in 2007 in connection with the Combination, employee termination costs and higher share-based compensation costs.
Our distribution costs were flat despite a decrease in shipments. Overall distribution costs per ton were higher as a result of our mix of domestic versus export shipments, higher fuel charges by our carriers and the destination of customers.
In 2007, we incurred $123 million for closure costs, impairment and other related charges related mainly to the permanent closure of our Dalhousie, New Brunswick facility, the indefinite idling of our Donnacona, Quebec facility and permanent closure of paper machine no. 3 at our Gatineau, Quebec facility. We also recorded a charge of $28 million relating to an arbitration award for a claim regarding the cost of certain environmental matters related to the 1998 sale of our pulp and paper facility in Dryden, Ontario to Weyerhaeuser. In 2007, we realized $145 million in net gains on disposition of timberlands and other fixed assets.
In 2006, we received a refund of $92 million for lumber duties that were previously paid to the U.S. government as a result of the finalization of a softwood lumber agreement between the U.S. and Canada (the “Softwood Lumber Agreement”). We also realized net gains of $186 million on the disposition of timberlands, two small sawmills and other fixed assets.
Net loss
Net loss in 2007 was $491million, an increase in net loss of $353 million compared to 2006. The increase in net loss was a result of the decrease in operating income as noted above which was partially offset by additional income tax benefits recorded in 2007.
Our effective tax rate, which resulted in the recording of a tax benefit on a pre-tax loss for 2007, was 5% compared to a tax provision on a pre-tax loss of 17% in 2006. Most of our Canadian operations have continued to experience operating losses. Consequently, income tax benefits and tax credits of $129 million and $41 million for 2007 and 2006, respectively, were offset by tax charges to increase our tax valuation allowance. Our effective tax rate for the year ended December 31, 2007 was primarily impacted by the tax valuation charges as described above, the reversal of tax reserves upon the expiration of the statute of limitations associated with certain tax matters, and the tax treatment on foreign currency gains and losses, while the effective tax rate for the year ended December 31, 2006 was impacted by those same items plus the goodwill impairment charge, which did not provide any tax benefit.
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in Canada. Upon consolidation, such income and gains were eliminated, but we are still liable for the Canadian taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we will likely not be recording income tax benefits on most of our 2008 operating losses generated in Canada, which will have the impact of increasing our overall effective income tax rate in future periods. To the extent that our Canadian operations become profitable, the impact of this valuation allowance would lessen or reverse and positively impact our effective tax rate in those periods.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires that all changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. It also requires that any gain or loss on the deconsolidation of the subsidiary to be measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment. This Statement requires expanded presentation and disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-

controlling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this statement on our results of operations and financial position.
In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS 141, “Business Combinations”, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R makes a number of changes in the following areas: how the acquisition method is applied, such as measuring the assets acquired, the liabilities assumed, and any non-controlling interest at their fair values; recognizing assets acquired and liabilities assumed arising from contingencies; recognizing contingent consideration at the acquisition date, measured at its fair value; and recognizing a gain in the event of a bargain purchase (i.e. negative goodwill). SFAS 141R will be applied prospectively for business combinations for which the acquisition date is on or after the beginning of fiscal years beginning after December 15, 2008, and in the case of post-acquisition tax adjustments, for all business combinations, regardless of the acquisition date.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The decision to elect the fair value option may be applied on an instrument by instrument basis, with a few exceptions, is irrevocable, unless a new election date occurs, and is applied to entire instruments only, not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 1, 2007. SFAS 159 would allow us, for example, to change the way we account for certain investments from the equity method (where we record our proportional interest in the operations of an investee) to a method that would base our income on a change in the fair value of the investment. We have not yet determined whether we will make this election to change the accounting basis of any of our eligible assets or liabilities.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for determining the fair value of assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 as it is applied to financial assets and liabilities and for fiscal years beginning after November 15, 2008 as it is applied to non-financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Under the guidance of SFAS 157, the valuation of liabilities assumes that the credit risk of the liability is the same before and after the transfer. We are still determining which of the valuations used in our financial statements will be affected by this guidance.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Bowater is exposed to risks associated with foreign currency exchange rates, commodity price risk and changes in interest rates.
Foreign Currency Exchange Risk
We have manufacturing operations in the United States, Canada and South Korea and sales offices located throughout the world. As a result, we are exposed to movements in foreign currency exchange rates in countries outside of the United States. Our most significant foreign currency exposure relates to Canada. Approximately 30% of our pulp and paper production capacity and a significant portion of our lumber production are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See the information set forth under “Item 1A — Risks Factors — Currency fluctuations may adversely affect our results of operations and financial condition, and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs” for further information on foreign exchange risks related to our operating costs. To reduce our exposure to differences in Canadian dollar exchange rate fluctuations, we periodically enter into and designate Canadian dollar-forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. We estimate the monthly forecasted Canadian dollar outflows on a rolling 24-month basis and, depending on the level of the Canadian dollar, hedge the first monthly Canadian dollar outflows of manufacturing costs up to 90% of such monthly forecasts in each of the first twelve months and up to 80% in the following twelve months of total forecasted Canadian dollar outflows. We also periodically enter into British pound sterling forward contracts for an amount equal to up to 75% of outstanding sales contracts with U.K. customers, depending on the level of the British pound sterling. We are not currently entering into new hedging agreements and those we had previously entered into have expired. At December 31, 2007, we had no British pound sterling or Canadian dollar forward contracts outstanding.
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate and variable-rate long-term debt and our short-term variable-rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We have a mix of fixed-rate and variable-rate borrowings. At December 31 2007, we had $2.0 billion of fixed rate long-term debt and $473 million of short and long-term variable rate debt. At December 31, 2006, we had $2.0 billion of fixed rate long-term debt and $268 million of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate short and long-term debt approximates fair value as it bears interest at rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our outstanding short and long-term variable rate debt, a 100 basis-point increase in interest rates would have increased our interest expense in 2007 and 2006 by approximately $5 million and $3 million, respectively.
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

Item 8. Financial Statements and Supplementary Data

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of US dollars)

	Years Ended December 31,
	2007	2006	2005

Sales	$3,211	$3,530	$3,484
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	2,627	2,683	2,541
Depreciation, amortization and cost of timber harvested	321	323	329
Distribution costs	328	334	340
Lumber duties refund	—	(92)	—
Selling and administrative expenses	230	174	158
Arbitration award	28	—	—
Closure costs, impairment and other related charges	123	253	83
Net gain on disposition of assets	(145)	(186)	(66)

Operating (loss) income	(301)	41	99
Interest expense	(192)	(196)	(199)
Other (expense) income, net	(24)	44	9

Loss before income taxes, minority interests and cumulative effect of accounting changes	(517)	(111)	(91)

Income tax benefit (provision)	25	(19)	(39)
Minority interests, net of tax	1	(5)	10

Loss before cumulative effect of accounting changes	(491)	(135)	(120)

Cumulative effect of accounting changes, net of tax	—	(3)	(1)

Net loss	$(491)	$(138)	$(121)

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In millions of US dollars, except share amounts)

	At December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$63	$99
Accounts receivable, net	462	444
Inventories, net	377	350
Assets held for sale	6	19
Other current assets	53	47

Total current assets	961	959

Timber and timberlands	58	61
Fixed assets, net	2,584	2,878
Goodwill	591	590
Investment in Abitibi-Consolidated Inc.	237	—
Other assets	188	158

Total assets	$4,619	$4,646

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$467	$431
Short-term bank debt	205	—
Current installments of long-term debt	21	15

Total current liabilities	693	446

Long-term debt, net of current installments	2,242	2,252
Pension and other postretirement benefit obligations	352	653
Other long-term liabilities	69	90
Deferred income taxes	365	313
Minority interests in subsidiaries	80	59
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value. Authorized 100,000,000 shares; issued 56,771,412 and 67,585,104 shares at December 31, 2007 and 2006, respectively	57	68
Exchangeable shares, no par value. Unlimited shares authorized; 5,106,627 and 740,392 shares outstanding at December 31, 2007 and 2006, respectively (2006 shares have been restated to affect the merger with Abitibi)	276	68
Additional paid-in capital	1,203	1,630
Retained deficit	(600)	(76)
Accumulated other comprehensive loss	(118)	(371)
Treasury stock at cost, none at December 31, 2007 and 11,600,717 shares at December 31, 2006	—	(486)

Total shareholders’ equity	818	833

Total liabilities and shareholders’ equity	$4,619	$4,646

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions of US dollars except share amounts)

					Accumulated
			Additional	Retained	Other		Total
	Common	Exchangeable	Paid-in	Earnings	Comprehensive	Treasury	Shareholders’
	Stock	Shares	Capital	(Deficit)	Loss	Stock	Equity

Balance at December 31, 2004	$68	$70	$1,617	$267	$(29)	$(486)	$1,507

Retraction of exchangeable shares (31,913 shares issued and 16,595 exchangeable shares retracted) (exchangeable shares restated)	—	(2)	2	—	—	—	—
Dividends on common stock ($0.80 per share)	—	—	—	(46)	—	—	(46)
Stock options exercised (69,000 shares)	—	—	2	—	—	—	2
Restricted stock units cancellation (10,203 shares)	—	—	—	—	—	—	—
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (3,311 shares)	—	—	—	—	—	—	—
Comprehensive (loss) income:
Net loss	—	—	—	(121)	—	—	(121)
Foreign currency translation	—	—	—	—	4	—	4
Minimum pension liability, net of tax of $1	—	—	—	—	(73)	—	(73)
Change in unrealized gain on hedged transactions, net of tax of $35	—	—	—	—	(58)	—	(58)

Total comprehensive loss							(248)

Balance at December 31, 2005	$68	$68	$1,621	$100	$(156)	$(486)	$1,215

Cumulative adjustment to retained earnings for adoption of SAB 108	—	—	—	9	—	—	9
Retraction of exchangeable shares (10,615 shares issued and 5,520 exchangeable shares retracted) (exchangeable shares restated)	—	—	—	—	—	—	—
Dividends on common stock ($0.80 per share)	—	—	—	(47)	—	—	(47)
Restricted stock units vested (46,496 shares, net of shares forfeited for employee withholding taxes)	—	—	—	—	—	—	—
Share-based compensation costs for equity awards	—	—	9	—	—	—	9
Treasury stock used for dividend reinvestment plans and employee and director benefits (4,357 shares)	—	—	—	—	—	—	—
Comprehensive (loss) income:
Net loss	—	—	—	(138)	—	—	(138)
Foreign currency translation	—	—	—	—	—	—	—
Minimum pension liability, net of tax of $15	—	—	—	—	60	—	60
Change in unrealized gain on hedged transactions, net of tax of $12	—	—	—	—	(19)	—	(19)

Total comprehensive loss							(97)

Adjustment to initially apply SFAS 158, net of tax of $60	—	—	—	—	(256)	—	(256)

Balance at December 31, 2006	$68	$68	$1,630	$(76)	$(371)	$(486)	$833

Cumulative adjustment to retained deficit for the adoption of FIN 48	—	—	—	2	—	—	2
Dividends on common stock ($0.60 per share)	—	—	—	(35)	—	—	(35)
Retraction of exchangeable shares (221,676 shares issued and 598,625 exchangeable shares retracted)	1	(34)	33	—	—	—	—
Share-based compensation costs for equity awards	—	—	12	—	—	—	12
Restricted stock units vested (77,351 shares, net of shares forfeited for employee withholding taxes)	—	—	2	—	—	—	2
Treasury stock used for dividend reinvestment plans and employee and director benefits (4,464 shares)	—	—	—	—	—	—	—
Cancellation of 11,596,253 shares of treasury stock and issuance of 4,964,860 exchangeable shares to affect the merger with Abitibi	(12)	242	(474)	—	—	486	242
Comprehensive (loss) income:
Net loss	—	—	—	(491)	—	—	(491)
Change in unrealized prior service costs, net of tax of $15	—	—	—	—	23	—	23
Change in actuarial gains and losses, net of tax of $43	—	—	—	—	224	—	224
Foreign currency translation	—	—	—	—	7	—	7
Change in unrealized gain on hedged transactions	—	—	—	—	(1)	—	(1)

Total comprehensive loss							(238)

Balance at December 31, 2007	$57	$276	$1,203	$(600)	$(118)	$—	$818

See accompanying notes to consolidated financial statements.

BOWATER INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of US dollars)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(491)	$(138)	$(121)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Cumulative effect of accounting changes, net of tax	—	3	1
Share-based compensation	13	5	—
Depreciation, amortization and cost of timber harvested	321	323	329
Closure costs, impairment and other related charges	100	249	83
Deferred income taxes	42	25	29
Minority interests, net of tax	(1)	5	(10)
Net pension contributions	(37)	(41)	(33)
Net gain on disposition of assets	(145)	(186)	(66)
Gain on extinguishment of debt	—	(13)	—
Gain on translation of foreign currency denominated debt	(16)	(1)	(10)
Changes in working capital:
Accounts receivable	(17)	(34)	(33)
Inventories	(27)	20	(40)
Income taxes receivable and payable	(3)	(21)	22
Accounts payable and accrued liabilities	47	(2)	13
Other, net	(5)	(12)	5

Net cash (used for) provided by operating activities	(219)	182	169

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(100)	(199)	(168)
Dispositions of assets, including timber and timberlands	174	332	76
Direct acquisition costs related to the merger with Abitibi	(35)	—	—
Other investing activities	—	(3)	—

Net cash provided by (used for) investing activities	39	130	(92)

Cash flows from financing activities:
Cash dividends	(46)	(46)	(46)
Short-term financing	238	370	572
Short-term financing repayments	(33)	(432)	(591)
Repurchases and payments of long-term debt	(15)	(135)	(14)
Stock options exercised	—	—	2

Net cash provided by (used for) financing activities	144	(243)	(77)

Net (decrease) increase in cash and cash equivalents	(36)	69	—
Cash and cash equivalents:
Beginning of year	99	30	30

End of year	$63	$99	$30

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $4 and $1 in 2006 and 2005, respectively	$195	$210	$207
Income taxes	$—	$15	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
Nature of operations
Bowater Incorporated (“Bowater,” also referred to as “we” or “our”) is a leading producer of newsprint and coated and specialty papers. In addition, we produce and sell market pulp and lumber products. We operate pulp and paper manufacturing facilities in the United States, Canada and South Korea as well as sawmills in Canada and the United States.
Abitibi and Bowater combination
On October 29, 2007, we combined with Abitibi-Consolidated Inc. (“Abitibi”) in a merger of equals (the “Combination”). As a result of the Combination, we became a wholly-owned subsidiary of AbitibiBowater Inc. (“AbitibiBowater”), a registrant under the Securities Exchange Act of 1934. AbitibiBowater’s common stock began trading under the symbol “ABH” on both the New York Stock Exchange and the Toronto Stock Exchange on October 29, 2007.
As a result of the Combination, each issued and outstanding exchangeable share of Bowater Canada Inc. (a wholly-owned subsidiary of Bowater now named AbitibiBowater Canada Inc.) was changed into 0.52 of an exchangeable share of AbitibiBowater Canada Inc. Our exchangeable shares, which are exchangeable into the common stock of AbitibiBowater, began trading under the symbol “AXB” on the Toronto Stock Exchange on October 29, 2007. All Bowater stock options, stock appreciation rights and other stock-based awards outstanding, whether vested or unvested, were converted into AbitibiBowater stock options, stock appreciation rights or stock-based awards. The number of shares subject to such converted awards was adjusted by multiplying the number of shares outstanding by the Bowater exchange ratio of 0.52. Similarly, the exercise price of the converted stock options or base price of the stock appreciation rights was adjusted by dividing such price by the Bowater exchange ratio. We retroactively restated all exchangeable share information and shares associated with stock-based awards in our consolidated financial statements and notes for all periods before the Combination to reflect the Bowater exchange ratio of 0.52.
Also as a result of the Combination, we acquired an 18.01% ownership interest in Abitibi through the issuance of 4,964,556 exchangeable shares.
Financial statements
We have prepared the consolidated financial statements in accordance with U.S. GAAP. All amounts are expressed in U.S. dollars, unless otherwise indicated. We have reclassified some of the figures for the comparative years in the consolidated financial statements and notes to make them consistent with the presentation for the current year.
Consolidation
Our consolidated financial statements include the accounts of Bowater and our wholly-owned and controlled subsidiaries. All significant transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned with the exception of the following:

	Bowater		Partner
Consolidated Subsidiary	Ownership	Partner	Ownership

Calhoun Newsprint Company (“CNC”)	51%	Herald Company, Inc.	49%
Bowater Mersey Paper Company Ltd.	51%	Washington Post Company	49%
On December 22, 2006, we acquired the minority interest in Bowater Maritimes, Inc (“BMI”), which had been previously consolidated in our financial statements with a 67% interest. BMI is now a wholly-owned subsidiary of Bowater.
Equity method investments
We account for our investments in affiliated companies where we have significant influence, but not control, over their operations using the equity method of accounting. As a result of the Combination, we acquired 18.01% of Abitibi in October 2007. We account for this investment using the equity method of accounting since we believe that, as a related party, we have significant influence, but not control, over their operations.
We also have a 40% interest in Ponderay Newsprint Company, and, through a wholly-owned subsidiary, are the managing partner. The balance of the partnership is held by subsidiaries of five newspaper publishers. Additionally, we have a 30% interest in a Canadian sawmill. Both partnerships are accounted for using the equity method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies
Use of estimates
In preparing the consolidated financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to expected future cash flows used in our goodwill and long-lived asset impairment testing, deferred tax asset valuation allowances and assumptions underlying our pension accounting. Estimates are based on a number of factors, including historical experience, current events and other assumptions that we believe are reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.
Cash and cash equivalents
Cash and cash equivalents generally consist of direct obligations of the United States and Canadian governments and their agencies, demand deposits, banker’s acceptances, investment-grade commercial paper and other short-term investment-grade securities with a maturity of three months or less from the date of purchase. These investments are recorded at cost, which approximates their market value.
Monetization of notes receivable (note 15)
We monetized notes receivable using qualified special purpose entities (“QSPEs”) set up in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The QSPEs that were established for note monetization purposes have not been consolidated within our financial statements. Our retained interest consists principally of the excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the securities issued by the QSPE to third parties) and a cash reserve account established at inception. Fair value of the retained interests was estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates. Our retained interests are included in “Other assets” in the Consolidated Balance Sheets. Excess cash flows revert to us on a quarterly or semi-annual basis. The cash reserve account reverts to us at the maturity of the investor notes.
Inventories (note 8)
Inventories are stated at the lower of cost or market value. Cost includes labor, materials and production overhead and is determined by using the average cost and last-in, first-out (“LIFO”) methods. Production overhead included in the cost of our inventories is based on the normal capacity of our production facilities. Unallocated overhead, including production overhead associated with abnormal production levels, is recognized in “Cost of sales” in the Consolidated Statements of Operations when incurred.
Timber and timberlands (note 22)
We capitalize costs related to the acquisition of timber and timberlands and subsequent costs incurred for the planting and growing of timber. The cost generally includes the acquisition cost of land and timber, property taxes, lease payments, site preparation and other costs. These costs, excluding land, are expensed at the time the timber is harvested, based on annually determined depletion rates, and are included in “Depreciation, amortization and cost of timber harvested” in the Consolidated Statements of Operations. Growth and yield models are used to estimate timber volume on our land from year to year. These volumes affect the depletion rates, which are calculated annually based on the capitalized costs and the total timber volume based on the current stage of the growth cycle.
Fixed assets (note 10)
Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Repair and maintenance costs, including those associated with planned major maintenance, are expensed as incurred. We capitalize interest on borrowings during the construction period of major capital projects as part of the related asset and amortize the capitalized interest into earnings over the related asset’s remaining useful life.
Asset retirement obligations (note 13)
We record an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists; life is determinable; and a reasonable estimate of fair value can be made, even if the timing and/or settlement of the obligation is conditional on a future event that may or may not be within our control. The liability is accreted to recognize the passage of time using a credit adjusted risk-free interest rate, and the asset

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
is depreciated over the life of the related equipment or facility. The asset and liability are subsequently adjusted for changes in the amount or timing of the estimated costs.
Environmental costs (note 19)
We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property are capitalized. We determine our liability on a site-by-site basis and record a liability at the time it is probable and can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the amount and timing of expected cash payments are reliably determinable.
Impairment of long-lived assets (note 4)
Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of a long-lived asset or group of assets (herein defined as “long-lived asset”) may no longer be recoverable. The recoverability of a long-lived asset to be held and used is tested by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by that asset. In estimating the future undiscounted cash flows, we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the asset. The principal assumptions include periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation and projected capital spending. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. Long-lived assets classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. In making our determination of the fair value of a long-lived asset, we rely primarily on the discounted cash flow method. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed or use has ceased.
Goodwill (note 3)
We test goodwill for impairment annually in the fourth quarter of each year and when events or changes in circumstances indicate that goodwill might be impaired. We compare our reporting units’ fair values with their respective carrying values, including goodwill. If a reporting unit’s fair value exceeds its carrying value, no impairment loss is recognized. If a reporting unit’s carrying value exceeds its fair value, an impairment charge equal to the difference between the carrying value of the goodwill and the implied fair value of the goodwill is recorded. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit is the implied fair value of goodwill. In making our determination of the fair value of a reporting unit, we rely primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units and makes use of several key assumptions.
The goodwill associated with Ponderay is not subject to the impairment testing as stated above. Instead, Ponderay’s goodwill is combined with our equity method investment in Ponderay Newsprint Company which is reviewed for impairment
Income taxes (note 18)
Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income and tax planning strategies. We have not provided for U.S. income taxes on the undistributed earnings of certain of our foreign subsidiaries, as we have specific plans for the reinvestment of such earnings. We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax expense.
In January 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing the threshold a tax position is required to meet before being recognized in the financial statements. Tax benefits recognized in the Consolidated Statements of Operations are measured based on the largest benefit that cumulatively has a greater than fifty percent likelihood of being sustained. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption, we recorded a $2 million credit to our opening deficit balance. The credit represents the cumulative effect of adoption on prior periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pension and other postretirement benefit obligations (note 17)
We recognize an asset or a liability for pension and other postretirement obligations net of the fair value of plan assets. An asset is recognized for a plan’s over-funded status, and a liability is recognized for a plan’s under-funded status. Changes in the funding status that have not been recognized in our net periodic benefit costs are reflected as an adjustment to our “Accumulated other comprehensive loss.” Net periodic benefit costs are recognized as employees render the services necessary to earn the pension and other postretirement benefits. Amounts we pay to match employees’ contributions in our defined contribution plans are expensed as incurred.
Financial instruments (note 16)
We record all derivatives as either assets or liabilities in the balance sheet at fair value. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are deferred and recorded as a component of “Accumulated other comprehensive loss” until the underlying transaction is recorded in earnings. At that time, gains or losses are reclassified from “Accumulated other comprehensive loss” to the Consolidated Statements of Operations on the same line as the underlying transaction has been recorded (cost of sales or interest expense). Any ineffective portion of a hedging derivative’s change in fair value is recognized immediately in earnings. Changes in the fair value of a derivative that has not been designated or does not qualify for hedge accounting treatment are recognized in earnings immediately.
Share-based compensation (note 21)
We amortize the fair value of our share-based awards over the requisite service period using the straight-line attribution approach. The requisite service period is reduced for those employees who are retirement eligible at the date of the grant or who will become retirement eligible during the vesting period. The fair value of our stock options is determined using a Black-Scholes option pricing formula. The fair value of our restricted stock units (“RSUs”) and deferred stock units (“DSUs”) are determined by multiplying the market price of a share of Bowater common stock on the grant date by the number of units. The fair value of RSUs or DSUs granted after the Combination will be determined based on the market price of a share of AbitibiBowater common stock. Share-based awards that are settled in cash or with shares purchased on the open market are recognized as a liability, which is remeasured at fair value at each balance sheet date. The cumulative effect of the change in fair value is recognized in the period of the change as an adjustment to compensation cost. We estimate forfeitures of share-based awards based on historical experience and recognize compensation cost only for those awards expected to vest. Estimated forfeitures are adjusted to actual experience as needed. Compensation cost for performance-based awards is recognized when it is probable that the performance criteria will be met.
We have elected to adopt the alternative transition method provided in FASB issued Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” for calculating the tax effects of share-based compensation. The additional paid-in capital (“APIC”) pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2007 and 2006, we had a sufficient APIC pool to cover any tax deficiencies recorded; as a result, these deficiencies did not affect our results of operations.
We classify the cash flows resulting from the tax benefit that arises from the exercise of stock options and the vesting of RSUs and DSUs that exceed the compensation cost recognized (excess tax benefits) as financing cash flows.
Before our adoption of the fair value recognition provisions of SFAS No. 123R, “Share-based Payments” and related interpretations (“SFAS 123R”) on January 1, 2006, our compensation costs were much lower as they were based on the intrinsic value of an award. In 2005, the Board accelerated the vesting of 609,830 unvested stock options granted to employees in 2004 and 2005. The exercise price for substantially all of the unvested stock option awards were below the closing market price at the time of the acceleration. We accelerated the vesting of these stock options to reduce compensation expense that would have been recorded in the Consolidated Statement of Operations in future periods upon the adoption of SFAS No. 123R. Results for periods prior to our adoption of SFAS 123R have not been restated. The table below illustrates the pro forma effect on net loss if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our share-based compensation plans in the year ended December 31, 2005:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per-share amounts)	2005

Net loss as reported:	$(121)
Add: Share-based compensation expense included in net loss	—
Deduct: Share-based compensation expense determined under fair value based methods, net of related tax effects	(8)

Pro forma net loss	$(129)

For purpose of the above disclosure, the fair value of each option granted during the year ended 2005 was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2005

Assumptions:
Expected dividend yield	2.2%
Expected stock price volatility	29.0%
Risk-free interest rate	4.0%
Expected option lives	7.2 years
Weighted average fair value of options granted (restated)	$21.52

We estimated the expected dividend yield, expected volatility and expected life of each stock option based upon historical experience. The risk-free rate of interest is based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the stock option. Forfeitures were recognized as they occurred.
The adoption of SFAS 123R resulted in a cumulative effect of accounting change of $3 million, net of tax, that we recorded in the first quarter of 2006. This cumulative charge represents the fair value of the equity participation rights obligation at January 1, 2006, net of tax, which was estimated based on a Black-Scholes option pricing formula.
Revenue recognition
Most of our sales are generated from sales of pulp and paper products, which are primarily delivered to our customers directly from our mills by either truck or rail and typically have the terms free on board (“FOB”) shipping point. For these sales, revenue is typically recorded when the product leaves the mill. Sales are reported net of allowances and rebates, and the following criteria must be met before they are recognized: persuasive evidence of an arrangement exists, delivery has occurred and we have no remaining obligations, prices are fixed or determinable, and collectibility is reasonably assured.
Translation
The functional currency of the majority of our operations is the U.S. dollar. However, some of these operations maintain their books and records in their local currency in accordance with certain statutory requirements. Non-monetary assets and liabilities and related depreciation and amortization for these foreign operations are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the balance sheet date. Gains and losses from foreign currency transactions and from remeasurement of the balance sheet are reported as “Other income, net” in the Consolidated Statements of Operations. Income and expense items are remeasured into U.S. dollars using an average exchange rate for the period.
The functional currency of our self-sustaining foreign operations is the local currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. Income and expense items are translated at average daily or monthly exchange rates for the period. The resulting translation gains or losses are recognized as a component of equity in “Accumulated other comprehensive loss.”
Staff Accounting Bulletin No. 108
In December 2006, we adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). We elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the impacted liabilities as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of our retained earnings in 2006. We recorded a cumulative adjustment to increase our “Retained earnings” by $9 million for the adoption of SAB 108.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a description of the individual adjustments included in the cumulative adjustment to Retained Earnings. These adjustments were identified by management in the normal course of performing our internal control activities:

(In millions)		Description of the Adjustment	Years Impacted

Vacation liability (net of tax of $5)	$(9)	Adjusted to reflect under accrual of vacation liability	1980’s — 2003
Deferred tax liability	8	Adjusted to reflect impact of tax rate changes	1998 — 2002
Deferred tax liability	7	Adjusted to reflect tax basis of retirement assets	1980’s — 2005
Purchased materials liability	3	Adjusted to reflect accrual of amounts owed	2004 — 2005

Total	$9

In the 1980’s, our vacation expenses were recorded on a cash basis. Upon review of the vacation policies, it was determined that certain of our mill locations were not properly accruing their liabilities based on the vacation earned by employees. In 2003, we began adjusting the vacation liability for the change in vacation earned as compared to the prior year, thus reflecting the correct adjustment to each year’s income statement. A tax benefit of $5 million was recorded for the vacation liability adjustment.
In 1998, in connection with an acquisition, we established deferred tax liabilities through purchase accounting associated with certain Canadian mills acquired. These purchase accounting related deferred taxes were maintained at the existing effective tax rate and were not adjusted for changes in our effective tax rate. In 2003, we began adjusting these deferred tax liabilities for the current year’s income statement impact. In 2006, the deferred tax liability was adjusted to reflect the then current tax rates.
In the 1980’s, we established deferred tax liabilities for certain retirement plan assets based on our conclusions regarding the tax basis of these assets. The carrying amounts of that liability was not adjusted until 2006 after it was determined that the actual tax basis should have been lower than originally calculated and adjusted for contributions and distributions.
During a balance sheet review at one of our locations, it was determined that an accrual for purchased materials and services was overstated by $3 million. Automatic accruals had been established for the purchase order amount upon receipt of materials or services rendered, however, the appropriate amount was not released from the system upon receipt of a final invoice. The purchased materials liability was adjusted to reflect the amounts owed in 2006.
Recent accounting pronouncements
In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires that all changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. It also requires that any gain or loss on the deconsolidation of the subsidiary to be measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment. This Statement requires expanded presentation and disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this statement on our results of operations and financial position.
In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS 141, “Business Combinations,” that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The Statement makes a number of changes to how the acquisition method is applied, such as measuring the assets acquired, the liabilities assumed, and any non-controlling interest at their fair values; recognizing assets acquired and liabilities assumed arising from contingencies; recognizing contingent consideration at the acquisition date, measured at its fair value; and recognizing a gain in the event of a bargain purchase (i.e. negative goodwill). SFAS 141R will be applied prospectively for business combinations for which the acquisition date is on or after the beginning of fiscal years beginning after December 15, 2008, and in the case of post-acquisition tax adjustments, for all business combinations, regardless of the acquisition date.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fair value. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The decision to elect the fair value option may be applied on an instrument by instrument basis, with a few exceptions, is irrevocable, unless a new election date occurs, and is applied to entire instruments only, not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 1, 2007. For example, SFAS 159 would allow us to change the way we account for certain investments from the equity method (where we record our proportional interest in the operations of an investee) to a method that would base our income on a change in the fair value of the investment. We have not yet determined whether we will make this election to change the accounting basis of any of our eligible assets or liabilities.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for determining the fair value of assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 as it is applied to financial assets and liabilities and for fiscal years beginning after November 15, 2008 as it is applied to non-financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Under the guidance of SFAS 157, the valuation of liabilities assumes that the credit risk of the liability is the same before and after the transfer. Although we are still determining which of the valuations used in our financial statements will be affected by this guidance, we have identified that the liability for the fair value of interest rate swaps is one of them. These instruments are carried in the balance sheet at fair value, which has previously been based on the amount for which they could be settled with the counterparty. Under the guidance of SFAS 157, beginning in 2008, their valuation will also consider the credit risk of AbitibiBowater, resulting in the liability being recorded at an amount different than its settlement value. We have not yet determined the amount of this difference.
Note 3. Goodwill
Goodwill by reportable segment is as follows as of December 31:

(In millions)	2007	2006

Newsprint	$535	$535
Specialty Papers	56	55

	$591	$590

Goodwill increased by $1 million as a result of an adjustment to the deferred taxes associated with a previous acquisition. We completed our annual goodwill impairment test in the fourth quarter of 2007. There was no impairment of any of our reporting units as a result of performing our annual impairment test. As a result of the decisions announced upon the completion of the initial phase of AbitibiBowater’s comprehensive strategic review on November 29, 2007, we reviewed the facts and circumstances surrounding the event and determined that it was not more likely than not that the fair value of our reporting units have fallen below their carrying values and, therefore, an interim test of impairment was not performed. As discussed below, the testing methodology requires us to make estimates and judgments that are subjective and difficult to apply, and thus they are inherently uncertain.
In making our determination of fair value, we rely primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units. Several of the key assumptions include periods of operation, projections of product pricing, production levels and sales volumes, product costs, market supply and demand, foreign exchange rates, inflation, weighted average cost of capital and capital spending. We derive these assumptions used in our valuation models from several sources. Many of these assumptions are derived from our internal budgets, which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. We believe that our internal forecasts are consistent with those that would be used by a potential buyer in valuing our reporting units. Our products are commodity products; therefore, pricing is inherently volatile and often follows a cyclical pattern. We derive our pricing estimates from information generated internally, from industry research firms and from other published reports and forecasts. Foreign exchange rates were based on market forward rates for 2008 followed by a gradual reversion to a 5-year historical average.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In future measurements of fair value, adverse changes in any of these assumptions could result in an impairment of goodwill that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on our financial condition and operating results.
Determining the reporting units to which we should allocate the goodwill takes considerable judgment and is based upon the determination of the reportable segments, which in and of itself, requires management’s judgment. We are required to evaluate whether each component (i.e., one level below the reportable segment) is a business by assessing those business elements (inputs, processes, outputs) that are present within the component, those business elements that are missing from the component, and the degree of difficulty in replacing the missing elements. Further, if any of the components are considered a business, we are required to determine whether they are similar for purposes of aggregation into a single reporting unit. Our similarity assessment included a review of the customers, products, distribution methods and other pertinent information associated with each component that qualified as a business.
In our 2007 impairment test, there were no indications of impairment for any of our reporting units, and the fair values of each reporting unit exceeded its carrying value amounts by at least 10%.
Effect if actual results differ from assumptions
The assumptions used in our valuation models are interrelated. The continuing degree of interrelationship of these assumptions is itself a significant assumption. Because of the interrelationships among the assumptions, we do not believe it would be meaningful to provide a sensitivity analysis on any of the individual assumptions. However, one key assumption in our valuation model is the weighted average cost of capital, which is used to discount the projected cash flows. If the weighted average cost of capital was lower, the measure of the fair value of our assets would increase. Conversely, if the weighted average cost of capital was higher, the measure of the fair value of our assets would decrease. If our estimate of the weighted average cost of capital used were to increase by 25 basis points, the fair value of each reporting unit in our 2007 annual impairment test would continue to exceed their respective carrying values.
Another key assumption in our valuation model is foreign exchange. Continuation of a strong Canadian dollar could have a significant impact on the 5-year historical average and negatively impact future valuations. It could also have a significant impact on the other key assumptions used in our valuation models.
Note 4. Closure Costs, Impairment and Other Related Charges
Immediately upon the Combination, AbitibiBowater began a comprehensive strategic review of its operations to reduce costs and improve profitability. On November 29, 2007, AbitibiBowater announced the results of the initial phase of its comprehensive review, which included a decision to reduce our newsprint and specialty papers production capacity by approximately 0.4 million metric tons per year during the first quarter of 2008. The reductions include the permanent closure of our Dalhousie, New Brunswick facility, as well as the indefinite idling of our Donnacona, Quebec facility. Additionally, AbitibiBowater decided to permanently close paper machine no. 3 at our Gatineau, Quebec facility. Long-lived asset impairment charges, including the costs associated with asset retirement obligations, and severance and termination costs associated with these closures were recorded in “Closure costs, impairment and other related charges” in our Consolidated Statement of Operations. AbitibiBowater plans to announce the results of the second phase of its comprehensive review in the second quarter of 2008.
The principal components of closure costs, impairment and other related charges are as follows:

(In millions)	2007	2006	2005

Impairment of long-lived assets	$100	$49	$83
Impairment of goodwill	—	200	—
Contractual obligations and other commitments	—	4	—
Severance and related costs	23	—	—

	$123	$253	$83

In addition, we recorded pension curtailment charges and inventory write-downs associated with these closures. See note 17, Pensions and Other Postretirement Benefit Plans, and note 8, Inventories, Net, for additional information.
Impairment of long-lived assets
In 2007, permanent closures included our Dalhousie, New Brunswick facility and paper machine no. 3 at our Gatineau, Quebec facility. Upon review of the long-lived assets at these facilities, including the capitalized asset retirement obligations recognized as a result of the closures, we recorded non-cash asset impairment charges of $100 million. The Dalhousie facility and Gatineau’s paper machine will be dismantled. The fair value of the assets of approximately $16 million was determined based on the estimated sale and salvage value plus any projected cash generated from operating the facility through the date of closing. We expect to recover the carrying value of our long-lived assets at our indefinitely-idled Donnacona facility; thus, no impairment exists.
In 2006, based on the continued decline of North American newsprint consumption, we determined we had no plans to restart paper machine no. 3 at our Thunder Bay facility which had been previously idled since 2003. Accordingly, we recorded a non-cash asset impairment charge of $19 million to write down the value of this paper machine to its estimated fair value, which was determined using discounted cash flows. We determined the fair value of our Thunder Bay mill utilizing a probability-weighted approach that assumes a potential buyer of the facility would consider alternative courses of action in estimating the discounted cash flows. Courses of action that were probability-weighted in our fair value estimation of the Thunder Bay facility include operating the mill as it is currently operated and restarting paper machine No. 3, which we permanently shut in the third quarter of 2006 but could be fully operational to a potential buyer of the facility. Also in 2006, we recorded long-lived asset impairment charges of $30 million associated with the closure of our Benton Harbor operations ($24 million), our Ignace sawmill ($5 million) and our Girardville sawmill ($1 million). The fair value of the Benton Harbor assets was approximately $3 million and was determined using discounted cash flows. The fair value of the Ignace and Girardville sawmill assets was nominal and was determined using discounted cash flows.
In 2005, the asset impairment charges relate to the permanent closure of our Thunder Bay “A” kraft pulp mill ($67 million), a coating line at our Benton Harbor paper mill ($12 million) and a paper machine at our Mokpo, Korea paper mill ($4 million). Fair value of the “A” kraft pulp mill, coating line and paper machine was nominal and was determined based on the estimated sale and salvage value plus any projected cash generated from operation of the asset through the date of closure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We do not allocate impairment charges to our reportable segments; therefore, these charges are included in Corporate and Other in note 23, Segment Information.
Impairment of goodwill
We recorded a goodwill impairment charge of $200 million in 2006. In 2006, we realigned our organizational structure from a divisional structure to a functional structure. As a result of economic conditions and the operating environment at our Thunder Bay site, including an asset impairment charge we recorded related to paper machine no. 3 and our organizational realignment in that same quarter, we performed an interim goodwill impairment test on our existing reporting units. The assumptions and methodology we used to determine fair value were similar to those used in our annual goodwill impairment test (see note 3, Goodwill). We determined the fair value of our Thunder Bay mill utilizing a probability-weighted approach that assumes a potential buyer of the facility would consider alternative courses of action in estimating the discounted cash flows. Courses of action that were probability-weighted in our fair value estimation of the Thunder Bay facility include operating the mill as it is currently operated and restarting paper machine no. 3, which we permanently shut in the third quarter of 2006 but could be fully operational to a potential buyer of the facility.
As a result of the continued strengthening of the Canadian dollar and a reduction in our estimated probability that a potential buyer would restart paper machine no. 3 or convert another newsprint machine to coated paper production, an interim test of our Thunder Bay reporting unit in 2006, under both our current operating scenario and our probability-weighted scenario, indicated that the carrying value of Thunder Bay’s net assets exceeded its fair value. Therefore, we proceeded to measure the amount of the impairment loss. The implied fair value of goodwill related to our Thunder Bay reporting unit, which was previously included in our Coated and Specialty Papers Division segment, was approximately $296 million; therefore, we recorded a goodwill impairment charge of $200 million in 2006. An interim test of our other reporting units indicated that the fair value of each of the reporting units exceeded the carrying amount of the respective reporting unit’s net assets.
Contractual obligations and other commitments
In the first quarter of 2008, we anticipate recording approximately $10 million in charges for noncancelable contracts at our Dalhousie and Donnacona operations. These amounts are expected to be paid in 2008. In 2006, we recorded $4 million for lease costs and contract termination costs associated with the closure of our Benton Harbor operation.
Severance and related costs
In 2007, we recorded $23 million of severance and related costs associated with the permanent closure of our Dalhousie, New Brunswick facility ($20 million), and the indefinite idling of our Donnacona, Quebec facility ($3 million). See note 12, Severance Related Liabilities, for information on changes in our severance accruals.
Note 5. Net Gain on Disposition of Assets

(In millions)	2007	2006	2005

Net gain on disposition of timber and timberlands	$144	$179	$62
Net gain on disposition of sawmills and other fixed assets	1	7	4

	$145	$186	$66

We sold approximately 123,000 acres, 535,200 acres, and 29,900 acres of timberlands primarily located in Tennessee, Georgia, South Carolina and Canada during 2007, 2006 and 2005, respectively. During 2006, we also sold our Baker Brook and Dégelis sawmills for proceeds of $21 million. Goodwill of $25 million was included in the calculation of the net gain on the disposition of certain of our timberlands in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Other (Expense) Income, Net
Other (expense) income, net includes non-operating items. The breakdown of the components of “Other (expense) income, net” for the three years ended December 31 is as follows:

(In millions)	2007	2006	2005

Foreign exchange gain (loss)	$(30)	$9	$(3)
Earnings from equity method investments	(6)	7	4
Interest income (note 19)	7	18	5
Charges related to repurchase of debt (note 14)	—	(8)	—
Gain on extinguishment of debt (note 14)	—	13	—
Miscellaneous income	5	5	3

	$(24)	$44	$9

Note 7. Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are as follows:

(In millions)	2007	2006

Unamortized prior service costs (1)	$—	$(23)
Unamortized actuarial losses (2)	(135)	(359)
Foreign currency translation (3)	19	12
Unrealized loss on hedging transactions (4)	(2)	(1)

	$(118)	$(371)

(1)	Net of deferred tax provision of $13 million in 2007 and deferred tax benefit of $2 million in 2006. Net of minority interest of $2 million in both 2007 and 2006.

(2)	Net of deferred tax benefit of $67 million and $110 million in 2007 and 2006, respectively. Net of minority interest of $5 million in 2006.

(3)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(4)	Net of deferred tax benefit of $1 million in both 2007 and 2006.
Note 8. Inventories, Net
Inventories, net consist of the following as of December 31:

(In millions)	2007	2006

At lower of cost or market:
Raw materials and work in process	$77	$108
Finished goods	143	123
Mill stores and other supplies	171	132

	391	363
Excess of current cost over LIFO inventory value	(14)	(13)

	$377	$350

Inventories valued using the LIFO method comprised 10% and 11% of total inventories at December 31, 2007 and 2006, respectively.
In 2007, we recorded charges of $7 million for write-downs of spare parts inventories associated with the closure of our Dalhousie facility and paper machine no. 3 at our Gatineau facility. In 2006, we recorded a charge of $2 million for the write-down of spare parts inventory associated with the closure of our Benton Harbor paper mill and the decision to permanently idle paper machine no. 3 at our Thunder Bay paper mill. Charges for inventory write-downs are included in cost

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of sales in our Consolidated Statements of Operations. See also note 4, Closure Costs, Impairment and Other Related Charges, for additional information regarding these closures.
Note 9. Assets Held for Sale
Some of our timberlands and our Price sawmill are being held for sale at December 31, 2007. We plan to complete the sale of these assets in early 2008 for an amount that exceeds their individual carrying values. The assets to be sold are carried on our Consolidated Balance Sheet as of December 31, 2007 at the lower of carrying value or fair value less costs to sell. There are no liabilities associated with assets held for sale at December 31, 2007 and 2006.
Note 10. Fixed Assets, Net
Fixed assets are comprised of the following as of December 31:

	Range of Estimated
(In millions)	Useful Lives in Years	2007	2006

Land and land improvements	10-20	$49	$50
Buildings	20-40	299	296
Machinery and equipment	5-20	6,091	6,072
Leasehold improvements	10-20	1	2
Construction in progress		53	123

		6,493	6,543
Less accumulated depreciation and amortization		(3,909)	(3,665)

		$2,584	$2,878

Losses related to impairment of long-lived assets are recognized when circumstances indicate the carrying values of the assets may not be recoverable, such as continuing losses in certain locations. When certain indicators that the carrying value of a long-lived asset may not be recoverable are triggered, we evaluate the carrying value of the asset in relation to its expected undiscounted future cash flows. If the carrying value of the asset is greater than the expected undiscounted future cash flows, an impairment charge is recorded based on the excess of the long-lived asset’s carrying value over its fair value.
Immediately upon the Combination, AbitibiBowater began a comprehensive strategic review of its operations to reduce costs and improve its profitability. On November 29, 2007, AbitibiBowater announced its decision to reduce its newsprint and commercial papers production capacity by approximately 0.4 million metric tons per year during the first quarter of 2008. The reductions include the permanent closure of our Dalhousie, New Brunswick facility, the indefinite idling of our Donnacona, Quebec facility and the permanent closure of paper machine no. 3 at our Gatineau, Quebec facility. We recorded long-lived asset impairment charges of $100 million in 2007 (see note 4, Closure Costs, Impairment and Other Related Charges).
Asset impairment loss calculations require us to apply judgment in estimating asset fair values and future cash flows, including periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation, projected capital spending and useful lives and discount rate. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate. We determined the foreign exchange rates based on market forward rates for 2008 followed by a gradual reversion to a 5-year historical average.
Note 11. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities are comprised of the following as of December 31:

(In millions)	2007	2006

Trade accounts payable	$223	$218
Payroll, bonuses and severance payable	105	84
Accrued interest	29	29
Pension and other postretirement benefit obligations	32	27
Income and other taxes payable	9	20
Electricity, gas and other energy payable	21	18
Dividends payable	—	11
Other	48	24

	$467	$431

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Severance Related Liabilities
The activity in our severance related liabilities is as follows:

(In millions)	2007 Initiatives	2006 Initiatives	2005 Initiatives	2004 Initiatives	Total

Balance at December 31, 2005	$—	$—	$13	$3	$16
Charges (credits)	—	19	(2)	—	17
Payments	—	(6)	(5)	(3)	(14)
Reclass to pension and other post retirement benefit obligation	—	(8)	—	—	(8)

Balance at December 31, 2006	—	5	6	—	11

Charges	59	—	—	—	59
Payments	(8)	(2)	(6)	—	(16)
Reclass to pension and other post retirement benefit obligation	(10)	—	—	—	(10)

Balance at December 31, 2007	$41	$3	$—	$—	$44

In 2007, we recorded approximately $59 million of employee termination costs, primarily associated with the closures announced as a result of our comprehensive strategic review (see note 4, Closure Costs, Impairment and Other Related Charges); mill-wide restructurings at our Thunder Bay, Ontario; Gatineau, Quebec; Donnacona, Quebec and Dolbeau, Quebec facilities, lump-sum payouts of pension assets to certain employees and certain changes to our U.S. postretirement benefit plans. Approximately $10 million of these costs increased our pension and postretirement benefit obligation. These initiatives resulted in the elimination of approximately 428 positions. The remaining severance accrual at December 31, 2007 is expected to be paid out in 2008 and 2009.
In 2006, we recorded approximately $19 million of employee termination costs including severance and other benefits related to the closure of our Benton Harbor facility, the closure of our Ignace sawmill, the sale of certain other sawmills and organizational realignments. Approximately $8 million of these costs increased our pension and postretirement benefit obligation.
In 2005, we recorded approximately $13 million of employee termination costs including severance and other benefits. Approximately $12 million of the $13 million relates to the permanent closure of the “A” kraft pulp mill at our Thunder Bay facility in May 2006 and the elimination of approximately 260 positions.
We do not allocate employee termination and severance costs to our segments; thus, these costs are included in “Corporate and Other” in note 23, Segment Information. Termination costs are classified as cost of sales (manufacturing personnel), selling and administrative expense (administrative personnel) or closure costs, impairment and other related charges (mill closures) in our Consolidated Statements of Operations. The severance accruals are included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Asset Retirement Obligations
The activity in our liability for asset retirement obligations as of and for the period ending December 31 is as follows:

(In millions)	2007	2006

Beginning of year	$7	$6
Additions: Mill closures (note 4)	9	—
Accretion expense	1	1

End of year	$17	$7

These asset retirement obligations consist primarily of liabilities for landfills, sludge basins and decontamination of closed sites. The related costs are capitalized as part of land and land improvements. We have not had to legally restrict assets for purposes of settling our asset retirement obligations. The costs associated with these obligations are expected to be paid over the next three years.
In 2007, as part of its comprehensive strategic review, AbitibiBowater announced the permanent closure of our Dalhousie paper mill. As a result, we were able to estimate the fair value for certain asset retirement obligations that were conditional on the closing of the facility and could not previously be estimated since the settlement date of the obligation was indeterminable. These obligations include soil and groundwater testing and remediation, removal of chemicals and other related materials and landfill capping. The costs associated with these obligations are expected to be paid over the next three years.
Additionally, we have certain other asset retirement obligations for which the timing of settlement is conditional upon the closure of the related operating facility. At this time we have no specific plans for the closure of these other facilities, and we currently intend to make improvements to the assets as necessary that would extend their lives indefinitely. Furthermore, the settlement dates have not been specified by law, regulation or contract. As a result, we are unable at this time to estimate the fair value of the liability because there are indeterminate settlement dates for the conditional asset retirement obligations. If a closure plan for any of these facilities is initiated in the future, the settlement dates will become determinable, an estimate of fair value will be made, and an asset retirement obligation will be recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Long-Term and Short-Term Debt
Short-term bank debt
As of December 31, 2007, we had cash and cash equivalents of approximately $63 million and available borrowings under our bank credit facilities as follows:

					Weighted
			Commitment		Average Interest
(In millions)	Commitment	Amount Outstanding	Available(1)	Termination Date	Rate (2)

U.S. credit facility	$415	$205	$141	05/11	7.35%

Canadian credit facility	165	—	132	05/08	n/a

	$580	$205	$273

(1)	The commitment available under each of the revolving bank credit facilities is subject to collateral requirements and covenant restrictions as described below and is reduced by outstanding letters of credit of $69 million for the U.S. credit facility and $33 million for the Canadian credit facility, while commitment fees for unused portions are 50 and 25 basis points, respectively.

(2)	Borrowings under our bank credit facilities incur interest based, at our option, on specified market interest rates plus a margin. We had no borrowings under our Canadian credit facility during 2007. The fair value of our short-term bank debt approximates its carrying value.
Bank credit facilities
On May 31, 2006, we entered into (i) a five-year credit agreement among Bowater, as Borrower, several lenders, and Wachovia Bank, National Association, as Administrative Agent (the “U.S. Credit Agreement”) and (ii) a 364-day Credit Agreement, along with our subsidiary Bowater Canadian Forest Products Inc. (“BCFPI”), among BCFPI as Borrower, Bowater as parent Guarantor, several lenders, and The Bank of Nova Scotia as Administrative Agent (the “Canadian Credit Agreement”).
Our U.S. Credit Agreement provides for a $415 million revolving credit facility with a scheduled maturity date of May 25, 2011. The U.S. Credit Agreement is guaranteed by certain of our wholly-owned subsidiaries in the United States, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater and the guarantors (ii) pledges of 65% of the stock of certain of our foreign subsidiaries, and (iii) pledges of the stock of our U.S. subsidiaries that do not own mills or converting facilities. Availability under the U.S. credit facility is limited to 90% of the net consolidated book value of our accounts receivable and inventory, excluding BCFPI and its subsidiaries.
Our Canadian Credit Agreement provides for a $165 million revolving credit facility with a maturity date of May 30, 2008, subject to annual extensions. The Canadian Credit Agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI. Availability under the Canadian credit facility is limited to 65% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries. We believe that this credit agreement will be extended or a similar agreement entered into given the fact that the agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI.
Financial covenants under our U.S. and Canadian credit facilities are based upon our consolidated financial results and consist of the following two ratios:
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

ii.	a minimum ratio of EBITDA, as defined, plus gains (or minus losses) from asset dispositions to interest expense of 2.00 to 1. This ratio has been amended, as noted below, through October 1, 2008.
On November 2, 2007, we obtained an amendment to our U.S. and Canadian Credit Agreements allowing us to adjust EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) for non-recurring gains or losses without

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
limitation. In addition, the minimum ratio of EBITDA, as defined, plus gains (or minus losses) from asset dispositions to interest expense was lowered from 2.00 to 1 to 1.50 to 1 effective October 1, 2007, increasing gradually back up to 2.00 to 1 by October 1, 2008.
On February 25, 2008, we obtained amendments to our U.S. and Canadian Credit Agreements. The amendment to the U.S. Credit Agreement was entered into between Bowater and certain subsidiaries of Bowater, AbitibiBowater, certain lenders and Wachovia Bank, National Association, as administrative agent for the various lenders under that credit agreement. The amendment to the Canadian Credit Agreement was entered into among BCFPI, Bowater and certain subsidiaries of Bowater, AbitibiBowater, certain lenders and The Bank of Nova Scotia, as Administrative Agent for the lenders under that credit agreement. The amendments principally (i) contemplate the transfer by Bowater of the Catawba, South Carolina mill assets and related operations to a new wholly-owned subsidiary of Bowater (the “Catawba Subsidiary”); (ii) permit the transfer of the equity of the Catawba Subsidiary to AbitibiBowater, (iii) make the Catawba Subsidiary an additional borrower under the U.S. Credit Agreement and a guarantor of the Canadian obligations; (iv) permit the Catawba Subsidiary, AbitibiBowater, Bowater and/or certain of their subsidiaries to incur up to an aggregate of $700 million of additional secured indebtedness, subject to certain conditions; (v) for 2008, increase the applicable margin and increase the first lien leverage ratio requirement (4.50 to 1 to March 31, 2008 and gradually decreasing to 1.25 to 1 by October 1, 2008) and decrease the interest coverage ratio requirement (.75 to 1 to March 31, 2008 and gradually increasing to 2.00 to 1 by January 1, 2009) and (vi) waive any and all defaults that may have occurred as a result of a failure by Bowater and its subsidiaries to comply with certain financial covenants. The amendments contemplate that the Catawba Subsidiary will grant a mortgage on the Catawba mill assets on or before March 31, 2008 as security for $250 million of the indebtedness outstanding under the U.S. Credit Agreement and for $50 million as security for the Canadian Credit Agreement.
On March 31, 2008, AbitibiBowater, Bowater and Bowater’s subsidiaries entered into amendments to its U.S. and Canadian bank credit facilities which principally (i) withdraws the requirement that Bowater move the Catawba, South Carolina mill assets into the Catawba Subsidiary, (ii) requires Bowater to transfer the stock in subsidiaries owning the Coosa Pines and Grenada mill assets to AbitibiBowater, and grant such lenders first-ranking mortgages on such assets, no later than April 30, 2008, and (iii) requires AbitibiBowater to provide an unsecured guarantee of obligations under our U.S. Credit Facility. Our U.S. Credit facility permits us to send distributions to AbitibiBowater to service interest on AbitibiBowater’s convertible debt provided that no default exists under this facility at the time of such payment and we are in pro forma compliance with this facility’s financial covenants at the time of such payment. The lenders under our credit facilities have implemented a more traditional, more restrictive borrowing base, using more extensive eligibility criteria and imposing additional reporting obligations on us. We are not obligated to comply with the additional reporting requirements or the more restrictive borrowing base requirements until November 15, 2008.
In addition to the limitations discussed above, we may make dividends and distributions to AbitibiBowater sufficient to pay (1) taxes attributable to Bowater and its subsidiaries, (2) up to $75 million in aggregate annual dividends to the holders of common stock and exchangeable shares, and (3) up to $10 million more than 50% of certain AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees, and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses, or debt service.
We were not in compliance with both financial covenants as of December 31, 2007; however, we have obtained a waiver through March 31, 2008, the next compliance date. Considering the covenant amendments obtained on February 25, 2008 and March 31, 2008, we expect to be in compliance throughout 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term debt
Long-term debt, net of current installments, consists of:

		Unamortized Premium		As of December 31,
(In millions)	Principal Amount	(Discount)	Effective Rate	2007	2006

Unsecured Debt:
7.95% Notes due 2011	$600	$(1)	7.9%	$599	$599
6.50% Notes due 2013	400	(1)	6.5%	399	399
9.38% Debentures due 2021	200	(1)	9.4%	199	199
9.00% Debentures due 2009	248			248	248
Notes due 2010 with interest at floating rates (7.99% and 8.36% at December 31, 2007 and 2006)	234			234	234
10.85% Debentures due 2014	125	20	6.5%	145	130
9.50% Debentures due in 2012	125			125	125
10.60% Notes due 2011	70	9	6.6%	79	81
7.75% Recycling facilities revenue bonds due 2022	62			62	62
7.40% Recycling facilities revenue bonds due 2022	40			40	40
Industrial revenue bonds due 2029 with interest at floating rates (3.50% at December 31, 2007)	34			34	34
7.62% Recycling facilities revenue bonds due 2016	30			30	30
10.50% Notes due at various dates from 2008 to 2010	20	7	7.3%	27	41
10.26% Notes due at various dates from 2008 to 2011	7	2	7.2%	9	11
6.50% UDAG loan agreement due at various dates from 2008 to 2010	5			5	5
7.40% Pollution control revenue bonds due at various dates from 2008 to 2010	4			4	5
10.63% Notes due 2010	3			3	3
Non-interest bearing loan with Government of Quebec due 2008	6			—	6

	$2,213	$35		$2,242	$2,252

Total debt
The principal amount of debt maturities for the next five years are as follows:

Amount
Year	(In millions)

2008	$226
2009	259
2010	254
2011	661
2012	125
Thereafter	907

2,432
Discounts and revaluation of debt	36

$2,468

The amounts due in 2008 are recorded as “Current installments of long-term debt” ($21 million) and “short-term bank debt” ($205 million) in our Consolidated Balance Sheets. All other amounts are recorded as “Long-term debt, net of current installments.” Total long-term debt, net of current installments, includes an additional $38 million and $46 million at December 31, 2007 and 2006, respectively, due to the revaluation of the debt balances acquired with the purchase of the Grenada Operations paper mill in August 2000 and the acquisition of Avenor Inc. in July 1998. Total long-term debt, net of current installments, also includes unamortized original issue discounts of $3 million at both December 31, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During August 2006, we repurchased approximately $16 million of our $250 million floating rate notes due March 15, 2010 and in September 2006, we repurchased approximately $2 million of our $250 million 9% notes due August 1, 2009. In conjunction with these transactions, we recorded charges of approximately $1 million for premiums, fees and unamortized deferred financing fees. The charges for the early extinguishment of debt are included in “Other income, net” in the accompanying Consolidated Statement of Operations.
During November 2006, we repurchased $95 million face value of our Series A, 10.625% notes due June 15, 2010 for total cash consideration of approximately $103 million, or a 7.8% premium over face value. This debt had a book carrying value of $108 million. In conjunction with this transaction, we recorded a net gain on the extinguishment of debt of approximately $5 million, which is included in “Other income, net” in the accompanying Consolidated Statement of Operations.
The fair value of our notes and debentures were determined by reference to quoted market prices or were determined by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. The fair value of our debt at December 31, 2007 and 2006 was $2,141 million and $2,251 million, respectively.
Note 15. Monetization of Notes Receivable
In connection with certain timberland sales transactions in 2002 and prior years, we received a portion of the sale proceeds in notes receivable from institutional investors. The full principal amounts of the notes receivable are backed by letters of credit issued by third party financial institutions. In order to increase our liquidity, we monetized these notes receivable using QSPEs set up in accordance with SFAS 140. The more significant aspects of the QSPEs are as follows:
•	The notes receivable were monetized through bankruptcy-remote limited liability companies. The bankruptcy-remote entities are QSPEs under SFAS 140 and are not consolidated in our financial statements.

•	These QSPEs have issued fixed and floating rate senior secured notes which are secured by the notes receivable held by the QSPEs. The value of these senior secured notes is equal to approximately 90% of the value of the notes receivable.

•	We retain interests in the excess future cash flows of the QSPEs (cash received from notes receivable versus cash paid out on the senior secured notes). Our retained interests are recorded at a proportional amount of the previous carrying amount of the notes receivable and treated as interest bearing investments.

•	In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs. Bowater currently guarantees approximately $6 million of the investor notes principal balance. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $29 million and obligations of approximately $25 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, events we believe are extremely unlikely to occur.
The following summarizes our retained interest in QSPEs as of December 31, 2007 and 2006, which are included in “Other assets” in our Consolidated Balance Sheets.

(In millions)	2007	2006

Calhoun Note Holdings AT LLC	$7	$7
Calhoun Note Holdings TI LLC	10	10
Bowater Catawba Note Holdings I LLC	2	2
Bowater Catawba Note Holdings II LLC	10	9
Timber Note Holdings LLC	3	4
Bowater Saluda LLC	8	8

	$40	$40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Financial Instruments
We utilize certain derivative instruments to enhance our ability to manage risk relating to cash flow exposures. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those exposures. We do not enter into contracts for speculative purposes; however, we do, from time to time enter into interest rate, commodity and currency derivative contracts that are not accounted for as accounting hedges. Counterparty risk is limited to institutions with long-term debt ratings of A or better for North American financial institutions or ratings of AA or better for international institutions.
For derivatives that qualify for hedge accounting, we designate the derivative as a hedge at its inception. We formally document all relationships between the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. Under the terms of our risk management policy, we may enter into derivative contracts to hedge forecasted transactions for a period not to exceed two years. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. If it is determined that a derivative is no longer highly effective as a hedge, we discontinue hedge accounting prospectively.
Canadian dollar forward contracts
We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to U.S.-Canadian dollar exchange rate fluctuations, we periodically enter into and designate forward contracts to hedge certain of the forecasted Canadian dollar cash outflows at our Canadian mill operations, which we believe are probable of occurring. Hedge ineffectiveness associated with these forward contracts was negligible for the periods presented.
British pound sterling forward contracts
We have entered into sales agreements denominated in British pound sterling. We began entering into currency forward contracts in early 2007 to partially limit our exposure to British pound sterling-U.S. dollar exchange rate fluctuations with respect to our British pound sterling sales. These currency forward contracts, which did not qualify for hedge accounting treatment during the year, are recorded at fair value with changes in fair value reported in sales in the Consolidated Statement of Operations. Pre-tax losses recognized on these contracts for the year ended December 31, 2007 were negligible. There were no contracts outstanding at December 31, 2007.
Natural gas hedging instruments
We began entering into natural gas swap agreements in 2006 under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our natural gas costs are based on a publicly traded index of natural gas prices plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in that index by contractually exchanging the publicly traded index upon which we are billed for a fixed amount of natural gas costs. The swap agreements, which did not qualify for hedge accounting treatment during the year, are recorded at fair value with changes in fair value reported in cost of sales in the Consolidated Statements of Operations. As a result, approximately $1 million of pre-tax losses were recognized in our Consolidated Statements of Operations in both 2007 and 2006 for contracts that we entered into to economically hedge forecasted transactions expected to occur through December 2008.
Information regarding our outstanding U.S.-Canadian dollar forward contracts’ and natural gas swap contracts’ notional amounts, fair market values and range of exchange rates or natural gas index prices is summarized in the table below. The fair value of our derivative financial instruments is based on current termination values or quoted market prices of comparable contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The notional amount of these contracts represents the amount of foreign currencies or natural gas to be purchased or sold at maturity and does not represent our exposure on these contracts.

			Range Of Natural
			Gas Index Prices,
	Notional		and U.S.-Canadian
	Amount of	Asset/(Liability)	dollar
(In millions, except index prices and exchange rates)	Derivatives	Fair Market Value	Exchange Rates

As of December 31, 2007:

Natural Gas Swap Agreements due in 2008	$6	$—	$6.56—9.87

As of December 31, 2006:

Foreign Currency Exchange Agreements:
Canadian dollar due in 2007	$76	$—	$.8592—.8801

Natural Gas Swap Agreements due in 2007	$9	$(1)	$5.87—8.98

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. We have entered into master netting agreements with those counterparties that provide that in the event of default, any amounts due to or from a counterparty will be offset. The risk of counterparty nonperformance is considered to be remote.
The components of the cash flow hedges included in “Accumulated other comprehensive loss” are as follows:

(In millions)	2007	2006	2005

Gains reclassified on matured cash flow hedges	$1	$(31)	$(96)
Unrealized (losses) gains for change in value on outstanding cash flow hedges	—	—	3

	1	(31)	(93)
Income tax benefit	—	12	35

	$1	$(19)	$(58)

Note 17. Pension and Other Postretirement Benefit Plans
We have multiple contributory and noncontributory defined benefit pension plans covering substantially all of our employees. We also sponsor a number of other postretirement benefit plans (e.g., defined benefit health care and life insurance plans) for retirees (“OPEB plans”) at certain locations. Benefits are based on years of service and, depending on the plan, average compensation earned by employees either during their last years of employment or over their careers. Our cash contributions to the plans have been sufficient to provide pension benefits to participants and meet the funding requirements of Employee Retirement Income Security Act (“ERISA”) in the United States and applicable Pension Benefits Acts in Canada.
In addition to the previously described plans, we also sponsor a number of defined contribution plans. Employees are allowed to contribute to these plans, and for the most part we make matching contributions varying from 40% to 50% on the first 6% of a union hourly employee’s contribution, and, beginning in 2007, a matching contribution of 100% on the first 3% and 50% on the next 2% of a salaried or non-union employee’s contribution. In addition, in 2007 we began making an automatic contribution, regardless of the employee’s contribution, of 2.5% to 6.5% of a salaried or non-union employee’s annual compensation, depending on their age plus years of service on the previous December 31. The new match for salaried and non-union employees was implemented as a result of the freeze of benefits effective January 1, 2007 for employees under our defined benefit pension plan for U.S. salaried employees. Prior to 2007, we made matching contributions of 60% on the first 6% of a salaried or non-union employee’s annual compensation. Our expense for the defined contribution plans totaled $9 million in 2007, $7 million in 2006, and $8 million in 2005.
Certain of the above plans are covered under collective bargaining agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A measurement date of September 30 is used for all of our plans. SFAS 158 will require us to use a December 31 measurement date beginning in 2008. We have elected to use the 15-month transition method to determine the amount of the adjustment to our opening retained deficit balance and opening accumulated other comprehensive loss balance on January 1, 2008, and the adjustment is expected to be an increase to our retained deficit of approximately $8 million and a decrease to our accumulated other comprehensive loss of approximately $1 million. The following tables include both our foreign and domestic plans. The benefit obligations of the plans outside the United States are significant relative to the total benefit obligation; however, the assumptions used to measure the obligations of those plans are not significantly different from those used for the United States plans.
The change in our benefit obligation, change in plan assets, funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets is as follows:

	Pension Plans		Other Postretirement Plans
(In millions)	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$2,315	$2,295	$264	$300
Service cost	37	44	2	4
Interest cost	129	119	13	16
Amendments	1	5	(43)	—
Actuarial (gain) loss	(133)	1	(14)	(36)
Participant contributions	11	12	3	3
Curtailments, settlements and special termination benefits	(21)	(14)	1	(6)
Benefits paid	(166)	(152)	(18)	(17)
Effect of foreign currency exchange rate changes	245	4	8	—

Benefit obligation at end of year	$2,418	$2,314	$216	$264

Change in plan assets:
Fair value of plan assets at beginning of year	$1,858	$1,715	$—	$—
Actual return on plan assets	217	150	—	—
Employer contributions	130	130	14	14
Participant contributions	11	12	4	3
Benefits paid	(166)	(152)	(18)	(17)
Effect of foreign currency exchange rate changes	215	3	—	—

Fair value of plan assets at end of year	$2,265	$1,858	$—	$—

Reconciliation of funded status:
Funded status deficiency	$(153)	$(456)	$(216)	$(264)
Post-measurement date contributions	29	37	3	3

Funded status at end of year	$(124)	$(419)	$(213)	$(261)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$47	$—	$—	$—
Accounts payable and accrued liabilities	(14)	(11)	(18)	(16)
Pension and other postretirement benefit obligations	(157)	(408)	(195)	(245)

Net obligation recognized	$(124)	$(419)	$(213)	$(261)

The sum of the projected benefit obligations and the sum of the fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $1,225 million and $1,038 million, respectively, as of December 31, 2007, and were $2,290 million and $1,833 million, respectively, as of December 31, 2006. The sum of the accumulated benefit obligations and the sum of the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $730 million and $586 million, respectively, as of December 31, 2007, and were $1,573 million and $1,269 million, respectively, as of December 31, 2006. The total accumulated benefit obligation for all pension plans was $2,269 million and $2,153 million at December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of our net periodic benefit cost consist of:

	Pension Plans			Other Postretirement Plans
(In millions)	2007	2006	2005	2007	2006	2005

Net periodic benefit cost:
Service cost	$37	$44	$36	$2	$4	$4
Interest cost	129	119	116	13	16	17
Expected return on plan assets	(137)	(122)	(114)	—	—	—
Amortization of prior service cost	5	5	3	(11)	(6)	(6)
Recognized net actuarial loss	27	36	17	6	8	9
Curtailments, settlements and special termination benefits	29	14	—	(4)	(6)	(5)

	$90	$96	$58	$6	$16	$19

A detail of amounts included in accumulated other comprehensive loss can be found in note 7, Accumulated Other Comprehensive Loss. We estimate that $7 million of prior service benefits and $13 million of net actuarial loss will be amortized from accumulated other comprehensive loss into our Consolidated Statement of Operations in 2008.
Events impacting net periodic benefit cost for the year ended December 31, 2007
In October 2006, we approved changes to the other postretirement plan for our U.S. salaried employees. Benefits for employees were either eliminated or reduced depending on whether the employee met certain age and years of service criteria. As a result, a curtailment gain of $3 million was included in the net periodic benefit cost of our OPEB plans in 2007.
In February 2007, union members at our Thunder Bay, Ontario facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 157 jobs were eliminated. A curtailment loss of approximately $2 million and the cost of special termination benefits of $4 million were included in the net periodic benefit cost of our pension plans as a result of the employee reduction. This event will also result in a settlement loss at the time the benefits are paid.
In May 2007, union members at our Gatineau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 175 jobs were eliminated. A curtailment loss of approximately $2 million and special termination benefits of approximately $2 million were included in the net periodic benefit cost of our pension plans as a result of the employee reduction.
In June 2007, union members at our Dolbeau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 130 jobs were eliminated. A curtailment loss of approximately $2 million and special termination benefits of $3 million were included in the net periodic benefit cost of our pension plans as a result of the employee reduction.
At various dates from December 2006 to December 2007, certain employees received lump-sum payouts from three of our retirement pension plans. Accordingly, settlement losses of $8 million were included in the net periodic benefit cost of our pension plans.
In November 2007, we announced the permanent closure of our Dalhousie, Quebec mill (see note 4, Closure Costs, Impairment and Other Related Charges). As a result, a curtailment loss of $3 million and special termination benefits of $1 million were included in the net periodic benefit cost of our pension plans, and a curtailment gain of $1 million was included in the net periodic benefit cost of our OPEB plans.
In December 2007, we amended the Bowater U.S. Supplemental Executive Retirement Plan and Equalization Plan to finance benefits of grandfathered executives and allow for an in-service distribution election for all active members. Accordingly, a curtailment loss of $2 million was included in the net periodic benefit cost of our pension plans.
Events impacting net periodic benefit cost for the year ended December 31, 2006
As a result of the reduction of employees at our Thunder Bay “A” kraft pulp mill, curtailment losses of $5 million and special termination benefits of $1 million were included in the net periodic benefit cost of our pension plans. This event resulted in a partial plan termination and will result in a settlement loss when the assets and liabilities are eventually settled.
In May 2006, we approved changes to our defined benefit pension plan for our U.S. salaried employees. Benefits for certain employees were frozen effective January 1, 2007 and were replaced with a Company contribution to a defined contribution plan. A curtailment loss of $4 million was included in net periodic benefit cost for our pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 2006, we approved changes to our defined benefit pension plan for our Canadian salaried employees. Benefits for certain employees will be frozen January 1, 2008 and will be replaced by a Company contribution to a defined contribution plan. A curtailment loss of approximately $2 million was included in net periodic benefit cost for our pension plans.
In June 2006, we approved changes to our OPEB plan for Canadian salaried employees. The OPEB plan was redesigned to phase out OPEB costs by the end of 2010 by increasing the retirees’ contributions from 20% to 100% over a four-year period beginning January 1, 2007. A curtailment gain of approximately $6 million was included in net periodic benefit cost for our OPEB plans.
At various dates in 2006, certain employees received lump-sum payouts from the supplemental executive retirement plan. Accordingly, settlement losses of $2 million were included in net periodic benefit cost for our pension plans.
Events impacting net periodic benefit cost for the year ended December 31, 2005
The OPEB curtailment gain of $5 million recorded in 2005 is associated with changes to certain postretirement benefits in Canada.
The following weighted average assumptions were used to determine the projected benefit obligation at the measurement dates and the net periodic benefit cost for the year:

	Pension Plans			Other Postretirement Plans
	2007	2006	2005	2007	2006	2005

Projected benefit obligation:
Discount rate	5.9%	5.4%	5.3%	6.3%	5.8%	5.3%
Rate of compensation increase	2.7%	2.7%	3.6%	3.0%	3.0%	3.8%
Net periodic benefit cost:
Discount rate	5.4%	5.2%	6.0%	5.8%	5.4%	6.0%
Expected return on assets	7.5%	7.5%	7.8%	—	—	—
Rate of compensation increase	2.7%	3.2%	3.9%	3.0%	4.0%	3.9%

The discount rate for our plans is determined by considering the timing and amount of projected future benefit payments and is based on a portfolio of long-term high quality corporate bonds of a similar duration or, for our Canadian plans, a model that matches the plan’s duration to published yield curves. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In determining the rate of compensation increase (below), we reviewed historical salary increases and promotions while considering the impact of current industry conditions and future industry outlook. For the health care cost inflation rate (below), we considered historical trends in these types of costs in the U.S. and Canada.
Effect if actual results differ from assumptions
Variations in assumptions could have a significant effect on the net periodic benefit cost and net pension and other postretirement benefit obligations reported in our Consolidated Financial Statements. For example, a 25 basis point change in any one of these assumptions would increase (decrease) our 2007 net periodic benefit cost for our pension and other postretirement plans and our net pension and other postretirement benefit obligations as follows:

			Net Pension and Other
			Postretirement Benefit
(In millions)	Net Periodic Benefit Cost		Obligations

	25 Basis	25 Basis	25 Basis	25 Basis
	Point	Point	Point	Point
Assumption	Increase	Decrease	Increase	Decrease

Discount rate	$(7)	$6	$(73)	$76
Return on assets	(5)	5	—	—
Rate of compensation increase	2	(2)	6	(7)
Health care cost inflation rate	1	(1)	6	(5)

The assumed health care cost trend rates used to determine the projected benefit obligation for the other postretirement benefit plans as of December 31, 2007 and 2006 are as follows:

	2007	2006

Health care cost trend rate assumed for next year	9.4%	8.5%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	4.9%	4.7%
Year that the rate reaches the ultimate trend rate	2013	2011

Variations in this health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have the following impact to our 2007 obligations and costs:

(In millions)	1% Increase		1% Decrease

Accumulated postretirement benefit costs	$25	12%	$(20)	(9%)
Service and interest costs	2	13%	(2)	(11%)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The allocation of fair value by asset category for plan assets held by our pension plans as of the measurement dates were as follows:

	Weighted
	Average Target
Asset Category	Allocation	2007	2006

Equity securities	58%	55%	63%
Debt securities	41%	43%	35%
Real estate	1%	2%	2%

	100%	100%	100%

Our investment strategy for our plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to secure our obligation to pay pension benefits to qualifying employees while minimizing and stabilizing pension benefit costs and contributions. The asset allocation for each plan is reviewed periodically and rebalancing toward target asset mix is made when asset classes fall outside of a predetermined range. Risk is managed for each plan through diversification of asset classes, specific constraints imposed within asset classes, annual review of the investment policies to assess the need for changes and monitoring of fund managers for compliance with mandates as well as performance measurement. A series of permitted and prohibited investments are listed in our respective investment policies. Prohibited investments include investments in the equity securities of AbitibiBowater or its affiliates as well as investments in our debt securities or those of Abitibi.
During 2008, we expect to contribute approximately $90 million to our pension plans and approximately $17 million to our other postretirement plans.
The following benefit payments are expected to be paid from the plans’ net assets. The other postretirement plans’ projected benefit payments have been reduced by expected Medicare subsidy receipts associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

		Other	Expected
	Pension	Postretirement	Subsidy
(In millions)	Plans	Plans	Receipts

2008	$197	$17	$3
2009	149	16	4
2010	193	16	5
2011	211	17	5
2012	152	16	5
Years 2013 — 2017	851	82	30

Note 18. Income Taxes
The components of “Loss before income taxes, minority interest, and cumulative effect of accounting changes” consist of the following for the years ended December 31, 2007, 2006, and 2005:

(In millions)	2007	2006	2005

United States	$(17)	$194	$188
Foreign	(500)	(305)	(279)

	$(517)	$(111)	$(91)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax benefit (provision) consists of:

(In millions)	2007	2006	2005

Federal:
Current	$6	$6	$—
Deferred	37	(46)	(49)

	43	(40)	(49)

State:
Current	(1)	(1)	—
Deferred	3	9	(6)

	2	8	(6)

Foreign:
Current	(1)	1	(10)
Deferred	(19)	12	26

	(20)	13	16

Total:
Current	4	6	(10)
Deferred	21	(25)	(29)

	$25	$(19)	$(39)

The components of deferred income taxes at December 31, 2007 and 2006, in the accompanying Consolidated Balance Sheets are as follows:

(In millions)	2007	2006

Timber and timberlands	$(21)	$(27)
Fixed assets, net	(320)	(438)
Deferred gains	(113)	(119)
Other assets	(13)	(47)

Deferred tax liabilities	(467)	(631)

Current assets and liabilities	28	18
Employee benefits and other long-term liabilities	60	247
United States tax credit carryforwards	89	86
Canadian investment tax credit carryforwards	84	57
Ordinary loss carryforwards	206	155
Valuation allowance	(357)	(237)

Deferred tax assets	110	326

Net deferred tax liability	$(357)	$(305)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax benefit (provision) attributable to loss before income taxes, minority interests and cumulative effect of accounting changes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% as a result of the following:

(In millions)	2007	2006	2005

Loss before income taxes, minority interests and cumulative effect of accounting changes	$(517)	$(111)	$(91)

Expected income tax benefit	181	39	32
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	(137)	(27)	(97)
Tax reserves	6	13	9
Goodwill (2)	—	(77)	—
Foreign exchange	(65)	(5)	1
State income taxes, net of federal income tax benefit	4	(5)	(5)
Foreign taxes	66	40	21
Change in statutory tax rates	(27)	—	—
Other, net	(3)	3	—

Income tax benefit (provision)	$25	$(19)	$(39)

(1)	We have significant deferred tax assets in the U.S. and Canada related to tax credit carryforwards and ordinary loss carryforwards. The carrying value of our deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits, or in the absence of sufficient future taxable income, that we would implement tax planning strategies to generate sufficient taxable income. If these tax planning strategies, estimates and related assumptions change in the future, we may be required to reduce the value of our deferred tax assets, resulting in additional income tax expense. During 2005, based on operating losses for our Canadian operations and current evaluation of available tax planning strategies, in accordance with SFAS No. 109, “Accounting for Income Taxes,” we recorded a tax charge to establish a valuation allowance against most of our remaining net Canadian deferred tax assets that arose during all tax years 2005 and prior, which are primarily for loss carryforwards and tax credits in Canada. In connection with this requirement, most of the income tax benefits that were generated by our 2006 and 2007 Canadian operations losses were entirely offset by a tax charge in order to increase the valuation allowance. Additionally, any income tax benefit recorded on any future operating losses generated in these Canadian operations will probably be offset by additional increases to the valuation allowance (tax charge). This would have a negative impact on our overall effective income tax rate in future periods.

(2)	We recorded a goodwill impairment charge of $200 million during the year ended December 31, 2006. No tax benefit is provided by this charge.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we decreased our liability for unrecognized tax benefits by $2 million, which was accounted for as a decrease to our January 1, 2007 retained deficit balance.
On a consolidated basis, unrealized statutory foreign currency exchange gains and losses are substantially offset by certain foreign currency exchange adjustments on which the Company receives no tax benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow:

(In millions)	2007

Balance at January 1, 2007	$28
Increase (decrease) in unrecorded tax benefits resulting from:
Positions taken in a prior period	1
Settlements with taxing authorities	(2)
Expiration of statute of limitations	(6)

Balance at December 31, 2007	$21

We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $18 million. If recognized, these items would impact the Consolidated Statements of Operations and our effective tax rate. We anticipate that the total amount of unrecognized tax benefits will decrease by approximately $6 to $7 million during the next twelve months due to certain U.S. federal and state statute of limitations expiring, primarily in the third quarter of 2008. The approximately $6 to $7 million of unrecognized tax benefits is attributable to various U.S. income tax issues including interest deductibility, intercompany transactions and purchase price allocations. We remain subject to income tax examinations in Canada for tax years 2004-2006 and in the U.S. for tax years 2003-2006.
At December 31, 2007, we had U.S. federal and state net operating loss carryforwards of $46 million and $924 million, respectively, and Canadian federal and provincial net operating loss carryforwards of $424 million and $521 million, respectively. In addition, $84 million of Canadian investment tax credit and expense carryforwards and $89 million of U.S. tax credit carryforwards were available to reduce future income taxes. The U.S. federal and state loss carryforwards expire at various dates up to 2027. The Canadian non-capital loss and investment tax credit carryforwards expire at various dates between 2008 and 2027. Of the U.S. tax credit carryforwards, $72 million consists of alternative minimum tax credits that have no expiration. A valuation allowance totaling $357 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain.
The American Jobs Creation Act of 2004 (the “AJCA”) introduced a special one-time dividend-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision) provided certain criteria are met. We determined that we would not repatriate any foreign earnings under the provisions of the AJCA.
At December 31, 2007 and December 31, 2006, we had unremitted earnings of our subsidiaries outside the United States totaling $103 million and $125 million, respectively, which, notwithstanding the AJCA, have been deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
In the normal course of business, we are subject to audits from the federal, state, provincial and other tax authorities regarding various tax liabilities. The U.S. federal statute of limitations for pre-2004 tax years expired on September 15, 2007; however, the IRS may adjust our reported tax liabilities for these years to the extent of refunds generated by operating loss carrybacks from subsequent years. We are not currently under audit by the IRS and have not been contacted by the taxing authorities regarding an audit of the post-2003 tax years. The Canadian taxing authorities are auditing years 2002 through 2006 for our Canadian entities. There were no significant adjustments to our tax liabilities arising from any audits over the last three years.
Any audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that taxes accrued on our Consolidated Balance Sheets fairly represent the amount of future tax liability due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the Combination. The complaint seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. This complaint has been dismissed in New York and is now before the federal district court in South Carolina. We believe this claim is entirely without merit and intend to contest this matter vigorously.
On September 7, 2007, BCFPI received a decision in an arbitration related to the 1998 sale to Weyerhaeuser Company (“Weyerhaeuser”) of Bowater’s former pulp and paper facility in Dryden, Ontario. BCFPI and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental matters related to the mill. The arbitrators awarded Weyerhaeuser approximately $43 million (CDN $44 million), including interest. As a result of the arbitrator’s decision, which is binding upon Bowater and not subject to appeal, we recorded a pre-tax charge of $28 million (CDN $29 million) during the three and nine months ended September 30, 2007. We had previously established a reserve of approximately $15 million (CDN $15 million) in connection with these environmental matters at the time of the sale.
On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency (“EPA”) alleging four violations of the Clean Air Act (“CAA”) at our Calhoun mill for which penalties in excess of $100,000 could be imposed. We have strong arguments that the Calhoun mill did not violate the CAA and continue to discuss these issues with the EPA.
Since late 2001, Bowater, several other paper companies and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York, Tennessee and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 770 claims remain. Insurers are defending these claims, and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.
Lumber duties
Lumber duties imposed by the U.S. Department of Commerce (“DOC”) were effective for lumber shipments from Canada to the U.S. beginning May 22, 2002. Between May 22, 2002 and October 12, 2006, we paid duties totaling approximately $113 million to cover the various duty rates then in effect. Lumber duties were included as a component of distribution costs on our Consolidated Statements of Operations.
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U. S. became effective. The agreement provides for the return of approximately $4.5 billion in accumulated cash deposits to Canadian industry with the remaining $1 billion to U.S. interests. Through an arrangement with Export Development Corporation (“EDC”), which the government of Canada designated as its agent to expedite the refund of duties, we recovered approximately $104 million on November 10, 2006. The refund consisted of a return of $92 million of the duties paid and $12 million in interest due the Company. We do not expect to recover any additional amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Softwood Lumber Agreement (“SLA”) provides for softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. Volume quotas have been established for each company within the provinces of Ontario, Quebec and British Columbia based on historical production, and the volume quotas are not transferable between provinces. The volume that we were allocated was insufficient to operate both our Ignace and Thunder Bay, Ontario sawmills; therefore, we decided to indefinitely shut our Ignace sawmill in December 2006. U.S. composite prices would have to rise above $355 per thousand board feet before the quota volume restrictions would be lifted. Our average transaction price for lumber in the fourth quarter of 2007 was $287 per thousand board feet.
In 2005, the province of Quebec mandated that the annual harvests of softwood timber on Crown-owned land would be reduced 20% below 2004 levels. The 20% reduction was required to be achieved, on average, for the period 2005 to 2008. In December 2006, the province of Quebec increased that reduction to 23.8% below 2004 levels for the period 2008 to 2013. These requirements did not have any material impact on our results of operations or financial condition during 2006 or 2007.
Letters of credit
There were outstanding letters of credit commitments totaling $102 million at December 31, 2007 (primarily for employee benefit programs, certain debt obligations and other purchase commitments), reducing availability under the revolving credit facilities. (See note 14, Long-term and Short-term Debt).
Employees
As of December 31, 2007, AbitibiBowater employed approximately 6,700 people, of whom approximately 4,500 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union in Canada and predominantly by the United Steelworkers Union in the U.S.
One collective bargaining agreement covering approximately 100 of our employees was renewed in 2007. Five collective bargaining agreements, covering approximately 560 of our employees, which expired on or before December 31, 2007, are in the process of being renegotiated. In 2008, another three collective bargaining agreements will expire, covering approximately 770 employees. A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada will expire on the same date in 2009. We requested that the union representing the majority of our Eastern Canadian employees begin negotiations on the 2009 agreements in early 2008. Those negotiations were not successful in reaching an early agreement. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike. The possibility of a strike or lockout of those employees is not clear. While negotiations with the unions in the past have resulted in collective agreements being signed, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs which could have a material adverse effect on our business, financial condition or results of operations.
Environmental matters
We may be a “potentially responsible party” with respect to three hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was already contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. We believe we will not be liable for any significant amounts at any of these sites.
We currently have recorded $6 million for environmental liabilities. Approximately $3 million of this $6 million relates to environmental reserves established in connection with prior acquisitions. The majority of these liabilities are not discounted, and they are included in other long-term liabilities on the Consolidated Balance Sheets. The $6 million represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity for the liabilities associated with environmental costs related to prior acquisitions or dispositions:

	Balance at	Payments			Balance
	beginning	Against	Increase to	Foreign	at end of
(In millions)	of year	Reserve(1)	Reserve	Exchange	year

Year ended December 31, 2007	$18	$(17)	$—	$2	$3

Year ended December 31, 2006	$19	$(2)	$1	$—	$18

Year ended December 31, 2005	$19	$(1)	$—	$1	$19

(1)	Approximately $15 million of the payments were to Weyerhaeuser (see discussion under Legal Items earlier in this note).
Note 20. Share Capital
Common Stock
Bowater is authorized to issue 100 million shares of common stock, $1 par value per share. As a result of the Combination, all outstanding common stock of Bowater is now held by AbitibiBowater.
Exchangeable shares
Refer to note 1, Basis of Presentation, for information regarding the restatement of share information in periods prior to the Combination to reflect the Bowater exchange ratio of 0.52.
In conjunction with the 1998 acquisition of Avenor, the 2001 acquisition of Alliance and the 2007 acquisition of Abitibi, our indirect wholly-owned subsidiary, AbitibiBowater Canada Inc. (“ABCI”) (formerly known as Bowater Canada Inc.), issued shares of no par value exchangeable shares (“Exchangeable Shares”). The Exchangeable Shares are exchangeable at any time, at the option of the holder, on a one-for-one basis for shares of AbitibiBowater common stock (previously Bowater common stock). Holders of Exchangeable Shares have voting rights substantially equivalent to holders of AbitibiBowater common stock and are entitled to receive dividends equivalent, on a per-share basis, to dividends paid by AbitibiBowater on its common stock. At some future date (i.e., after 2026 or if there are ever fewer than 500,000 Exchangeable Shares held by the public), the shares become redeemable at the option of ABCI in consideration for the issuance and delivery of shares of AbitibiBowater common stock. At December 31, 2007, AbitibiBowater has 5.2 million shares of common stock reserved for issuance upon the exchange of ABCI Exchangeable Shares
Treasury stock
At December 31, 2006, we held shares of common stock in treasury to pay for employee and director benefits and to fund our dividend reinvestment plan. These shares were cancelled upon consummation of the Combination.
Note 21. Share-Based Compensation
We maintain incentive stock plans that provide for grants of stock options, RSUs and DSUs to our directors, officers and certain key employees. Our stock options and RSUs are accounted for as equity-classified awards because these awards are settled by issuing shares of AbitibiBowater common stock upon exercise, in the case of stock options, or upon vesting, in the case of RSUs. The Human Resources and Compensation Committee, a sub-committee of the Board, approves on an annual basis the stock option and RSU grants and the vesting conditions. All outstanding stock options and RSUs at December 31, 2007 are service-based awards. In addition to equity-classified awards, we have liability-classified awards outstanding. Our DSUs, are accounted for as liability-classified awards because these awards are settled by giving the employee cash or AbitibiBowater common shares that we have purchased on the open market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table details the share-based compensation expense (excluding the cumulative effect of accounting change) recorded in the Consolidated Statements of Operations by award for the years ended December 31:

(In millions)	2007	2006	2005

Stock options	$1	$1	$—
Restricted stock units	13	8	—
Liability—classified awards	(1)	(4)	—

Share-based compensation expense	$13	$5	$—

The following table details the tax (benefit) provision by award for the years ended December 31:

(In millions)	2007	2006	2005

Stock options	$—	$—	$—
Restricted stock units	(4)	(2)	—
Liability—classified awards	—	1	—

Tax benefit on share-based compensation expense	$(4)	$(1)	$—

Our share-based compensation plans authorized the grant of up to 12 million shares of AbitibiBowater’s common stock in the form of stock options, RSUs and DSUs. At December 31, 2007, approximately 3 million shares were available for grant under these plans.
Refer to note 1, Basis of Presentation, for information regarding the restatement of share and per share information in periods prior to the Combination to reflect the Bowater exchange ratio of 0.52 and information regarding the exchange of outstanding share-based awards into AbitibiBowater share-based awards.
Stock options
AbitibiBowater grants options to eligible employees at Bowater to buy its common stock at exercise prices equal to the market stock price on the date that the options are granted. Stock options granted generally become exercisable over a period of two to four years. Unless terminated earlier in accordance with their terms, all options expire 10 years from the date of grant.
In May 2006, we granted 182,328 stock options, of which 52,328 cliff vest after 32 months and 130,000 vest ratably over 36 months. In January 2007, we granted 37,516 stock options, which cliff vest after three years and allow for accelerated vesting upon a grantee’s retirement.
In September 2007, the terms of all outstanding stock options granted in 2006 were modified to allow for accelerated vesting in full upon a grantee’s involuntary termination without cause. The modification of these 164,241 stock options was treated as a cancellation of the 2006 awards and a new grant of the modified awards. Of the modified stock options, 12,922 were considered Type III modifications (i.e., stock option grants for which future vesting was considered improbable under the original terms of the grant, but considered probable under the modified terms). For those stock options, we reversed cumulative compensation expense recognized through the date of the modification, and started recognizing compensation expense over the new requisite service periods (based on the expected vesting date for each applicable grantee). Of the modified stock options, 151,319 were considered Type I modifications (i.e., stock option grants for which future vesting was considered probable under the original terms of the grant and is still considered probable under the modified terms), and the original compensation expense continues to be recognized over the original requisite service periods. The impact of these modifications on 2007 compensation expense was negligible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of option activity under our stock plans as of December 31, 2007, and the changes during the year ended December 31, 2007, is presented below:

			Weighted-
			Average	Aggregate
	Number Of	Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(000’s)	Exercise Price	Life (years)	($000)

Outstanding at December 31, 2006 (Restated)	2,590	$83.55
Granted	38	53.60
Exercised	—	—
Canceled	(134)	82.12

Outstanding at December 31, 2007	2,494	$83.18	4.0	$—

Exercisable at December 31, 2007	2,346	$85.10	3.7	$—

The following table shows the weighted-average assumptions used to determine the fair value of each stock option granted or issued in 2007 and 2006:

	2007	2006
	Stock Options	Stock Options
	Granted	Granted

Assumptions:
Expected dividend yield	2.87%	2.95%
Expected volatility	35.7%	32.1%
Risk-free interest rate	4.9%	5.1%
Expected life (in years)	6.5	6.1
Weighted-average fair value of options granted (Restated)	$17.46	$15.38

We estimated the expected dividend yield based on the projected dividend payment per share divided by the stock price on the grant date. We estimated the expected life based on historical experience. We estimated the risk-free interest rate based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the option. We estimated the expected volatility based on an equal weighting of the historical volatility of our common stock (measured over a term approximating the expected life of the stock option) and implied volatility from traded options on our common stock (prior to the Combination) having a life of more than one year.
At December 31, 2007, there was $1 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.4 years. During 2007 and 2006, all vested stock options were “out-of-the-money” (i.e., they had an exercise price greater than our trading stock price). As a result, there were no stock options exercised. The total intrinsic value of stock options exercised in 2005 was $1million.
Restricted stock units
AbitibiBowater grants RSUs to eligible employees of Bowater, giving them the right to receive one share of AbitibiBowater common stock for each unit that vests. RSUs granted generally vest over a period of two to four years.
In May 2006, we granted 403,275 RSUs, of which 22,635 were performance-based and cliff vest after 32 months, 92,738 were service-based and cliff vest after 32 months, 261,902 were service-based and cliff vest after 20 months and 26,000 were service-based and cliff vest after 12 months. In August 2006 and September 2006, we granted 10,400 and 5,200 RSUs, respectively, that were service-based and cliff vest after 36 months. In January 2007, we granted 170,531 RSUs that were service-based and cliff vest after 36 months and allow for accelerated vesting upon a grantee’s retirement. In February 2007, we granted 18,773 RSUs that were performance-based awards that vested upon the completion of the Combination. In March 2007, we granted 28,184 RSUs that were performance-based awards. The vesting of these awards is contingent upon the realization of certain synergies within two years of the Combination. The key terms and conditions of these RSUs have not been finalized; therefore, a grant date for FAS 123R purposes has not yet occurred. As such, no compensation expense was recorded in 2007, nor were these awards included in our outstanding RSUs at the end of the period. In June 2007, we granted 986 RSUs that were service-based and cliff vest after 36 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2007, the terms of all outstanding performance-based and service-based RSUs granted in 2006, except the awards granted in May 2006 that cliff vest over 20 months, were modified to allow for accelerated vesting in full upon a grantee’s involuntary termination without cause and to remove any performance conditions from the awards. The modification of these 106,968 RSUs was treated as a cancellation of the 2006 awards and a new grant of the modified awards. Of the modified RSUs, 33,763 were considered Type III modifications. For those RSUs, we reversed cumulative compensation expense recognized through the date of modification, and started recognizing compensation expense over the new requisite service periods (based on the expected vesting date for each applicable grantee). Of the modified RSUs, 73,205 were considered Type I Modifications, and the original compensation expense continues to be recognized over the original requisite service periods. The impact of these modifications on 2007 compensation expense was negligible.
The following table summarizes recent activity and the status of our RSUs:

	Number Of	Weighted-Average
	Shares	Fair Value at
	(000’s)	Grant Date

Outstanding at December 31, 2006 (Restated)	346	$50.20
Granted	190	53.53
Vested	(96)	51.71
Forfeited	(7)	51.60

Outstanding at December 31, 2007	433	$51.31

At December 31, 2007, there was $7 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of RSUs vested during 2007 was $3 million.
Liability-classified awards
Prior to the Combination, we granted DSUs to directors upon deferral of their annual board retainer and meeting fees and as share-based awards. Each DSU is equivalent in value to one share of AbitibiBowater common stock. The DSUs granted to directors for board retainer and meeting fees vested immediately, while the DSUs credited to directors as retirement awards vest after five years of service. DSUs are payable upon termination or retirement.
At December 31, 2007 there were 44,109 liability-classified awards outstanding at a weighted-average share price of $20.30 with a remaining contractual term of 0.5 years. The liability for these awards was less than $1 million at December 31, 2007 and $3 million at December 31, 2006.
Note 22. Timberland Leases, Operating Leases and Purchase Obligations
We control approximately 67,000 acres of timberlands under long-term leases expiring 2023 to 2058 for which aggregate lease payments were less than $1 million each year in 2007, 2006 and 2005. These lease costs are capitalized as part of timberlands and are charged against income at the time the timber is harvested. In addition, we lease certain office premises, office equipment and transportation equipment under operating leases. Total rental expense for operating leases was $8 million in 2007, $9 million in 2006 and $9 million in 2005. We also enter into various supply and cutting rights agreements, guarantees and purchase commitments in the normal course of business. Total expenses for these agreements, guarantees and purchase commitments were $83 million in 2007, $76 million in 2006 and $78 million in 2005. We manage approximately 14 million acres of Crown-owned land in Canada on which we have cutting rights. We make payments to various Canadian provinces based on the amount of timber harvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2007, the future minimum rental payments under timberland leases, operating leases and commitments for purchase obligations are as follows:

	Timberland	Operating	Purchase
(In millions)	Lease Payments	Leases, Net	Obligations(1)

2008	$—	$7	$44
2009	1	7	41
2010	—	5	30
2011	1	4	30
2012	—	4	30
Thereafter	11	17	213

	$13	$44	$388

(1)	Purchase obligations include, among other things, a fiber supply contract for our Coosa Pines operations with commitments totaling $74 million through 2014 and a steam supply contract for our Dolbeau operations with commitments totaling $206 million through 2023.
Note 23. Segment Information
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and lumber.
None of the income or loss items following “Operating (loss) income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, impairments, employee termination costs, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.
Only assets which are identifiable by segment and reviewed by our management are allocated to segment assets. Allocated assets include goodwill and finished goods inventory. All other assets are not identifiable by segment and are included in “Corporate and Other.” Information needed to recast 2005 goodwill based on our current reportable segments, which were changed in 2006, is not readily available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize information about segment profit and loss and segment assets for the three years ended December 31, 2007, 2006 and 2005:

(Unaudited,			Coated	Specialty	Market		Corporate	Consolidated
in millions)		Newsprint	Papers	Papers	Pulp	Lumber	and Other	Total

Sales
	2007	$1,216	$570	$581	$587	$243	$14	$3,211
	2006	1,438	612	570	559	332	19	3,530
	2005	1,429	625	477	534	385	34	3,484

Depreciation, amortization and cost of timber harvested
	2007	$131	$38	$74	$54	$19	$5	$321
	2006	137	42	64	53	18	9	323
	2005	142	44	57	58	19	9	329

Operating income (loss) (1)
	2007	$(117)	$42	$(64)	$96	$(59)	$(199)	$(301)
	2006	79	76	(35)	37	63	(179)	41
	2005	72	114	2	8	14	(111)	99

Capital expenditures
	2007	$30	$7	$12	$40	$3	$8	$100
	2006	66	14	65	40	4	10	199
	2005	54	13	49	24	14	14	168

Assets
	2007	$587	$15	$99	$21	$14	$3,883	$4,619
	2006	783	62	143	107	93	3,458	4,646
	2005	239	56	60	94	110	4,593	5,152

(1)	Corporate and other operating loss includes net gains from dispositions of assets of $145 million, $186 million and $66 million for the years ended December 31, 2007, 2006 and 2005, respectively; and closure costs, impairment and other related charges of $123 million, $253 million and $83 million for the years ended December 31, 2007, 2006 and 2005, respectively. Operating income for Lumber includes a refund of lumber duties of $92 million for the year ended December 31, 2006.
Sales to our joint venture partners, which are transacted at arm’s length, were $233 million, $359 million and $326 million in 2007, 2006 and 2005, respectively. Amounts due from joint venture partners were $19 million and $51 million at December 31, 2007 and 2006, respectively, and are included in “Accounts receivable, net” on our Consolidated Balance Sheets.
Sales to Abitibi, a related party were $1 million in 2007 and less than $1 million in both 2006 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize information about our sales and assets by geographical locations:

	Sales by Country (1)
(In millions)	2007	2006	2005

United States	$2,092	$2,493	$2,484
Foreign Countries
Canada	224	235	271
Korea	92	106	104
United Kingdom	113	64	78
Mexico	105	93	71
Italy	104	74	73
India	78	69	62
Other countries (2)	403	396	341

	1,119	1,037	1,000

	$3,211	$3,530	$3,484

	Long-Lived Assets by Country (3)
(In millions)	2007	2006	2005

United States	$1,435	$1,549	$1,717
Canada	1,083	1,253	1,357
Korea	124	135	146

	$2,642	$2,937	$3,220

(1)	Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of Bowater’s 2007, 2006 or 2005 consolidated sales.

(2)	No country in this group exceeded 2% of consolidated sales.

(3)	Excludes goodwill, financial instruments and deferred tax assets.
Note 24. Subsequent Event
Amendments to Bowater credit agreement
On February 25, 2008 and March 31, 2008, AbitibiBowater, Bowater and Bowater’s subsidiaries entered into amendments to our U.S. and Canadian bank credit agreements. Please refer to note 14, Long-Term and Short-Term Debt, for a discussion of these amendments.
Guarantee of parent company indebtedness
On April 1, 2008, AbitibiBowater Inc. issued $350 million face amount of unregistered convertible debentures. The non-callable five year debentures are convertible into AbitibiBowater common shares at $10 per share, carry an 8% cash coupon, and have an ability for AbitibiBowater to pay interest in the form of additional “pay-in-kind” debentures at a rate of 10%. The holders of the debentures have the right to appoint two directors to the Board of Directors of AbitibiBowater.
We provided a full and unconditional guarantee of the payment of principal and interest, and premium, if any, on the debentures. Our guarantee ranks equally in right of payment with all of our existing and future senior indebtedness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 25. Quarterly Information (Unaudited)

Year ended December 31, 2007
(In millions)	First	Second	Third	Fourth	Year

Sales	$772	$798	$815	$826	$3,211
Operating income (loss) (1)	25	15	(82)	(259)	(301)
Net (loss) income	(35)	(63)	(142)	(251)	(491)

Year ended December 31, 2006
(In millions)	First	Second	Third	Fourth	Year

Sales	$893	$900	$876	$861	$3,530
Operating income (loss) (2)	40	67	(179)	113	41
(Loss) income before cumulative effect of accounting changes	(16)	(11)	(216)	108	(135)
Net (loss) income	(19)	(11)	(216)	108	(138)

(1)	Includes gains on dispositions of assets of $58 million in the first quarter, $65 million in the second quarter, $17 million in the third quarter and $5 million in the fourth quarter; severance of $7 million in the first quarter, $12 million in the second quarter, $8 million in the third quarter and $32 million in the fourth quarter; merger related costs of $2 million in the first quarter, $8 million in the second quarter, $10 million in the third quarter and $29 million in the fourth quarter; an arbitration award of $28 million in the third quarter; and closure costs, impairment and other related charges of $123 million in the fourth quarter.

(2)	Includes gains on dispositions of assets of $29 million in the first quarter, $72 million in the second quarter, $54 million in the third quarter and $31 million in the fourth quarter; severance of $4 million in the first quarter, $7 million in the third quarter and $5 million in the fourth quarter; closure costs, impairment and other related charges of $247 million in the third quarter and $6 million in the fourth quarter; and a refund of lumber duties of $92 million in the fourth quarter.

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
Management assessed the effectiveness of Bowater Incorporated’s internal control over financial reporting as of December 31, 2007. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Bowater Incorporated’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2007, Bowater Incorporated’s internal control over financial reporting was effective.
This Annual Report does not include an attestation report of the Company’s independent auditors regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent auditors pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Shareholders of Bowater Incorporated:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Bowater Incorporated at December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Bowater Incorporated as of December 31, 2006 and for the two years then ended were audited by other auditors whose report dated March 1, 2007 expressed an unqualified opinion on those statements.
(signed) PricewaterhouseCoopers LLP
Montreal, Canada
April 11, 2008

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Board of Directors of Bowater Incorporated:
We have audited the accompanying consolidated balance sheet of Bowater Incorporated and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowater Incorporated and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
In 2006 the Company (i) changed its method of quantifying errors; (ii) changed its method of accounting for share-based payment; and (iii) changed its method of accounting for pensions and other postretirement benefits plans. In addition, in 2005 the Company changed its method of accounting for conditional asset retirement obligations.
/s/ KPMG LLP
Greenville, South Carolina
March 1, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A(T). Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the President and the Treasurer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
This Annual Report does not include a report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2007. Management’s report on internal control over financial reporting can be found on page 59 of this Annual Report on Form 10-K.
Changes in Internal Control
There was no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 14. Principal Accountant Fees and Services
Effective October 29, 2007, and in connection with the Combination, AbitibiBowater engaged PricewaterhouseCoopers LLP (“PwC”) as independent registered public accountants for AbitibiBowater and its subsidiaries, including Bowater.
Prior to October 29, 2007, KPMG LLP (“KPMG”) had served as independent registered public accountants for Bowater. KPMG was dismissed in connection with the consummation of the Combination.
The decision to engage PwC, and to dismiss KPMG, was made by the AbitibiBowater Audit Committee, in accordance with the charter of the Audit Committee.
There have not been during any subsequent interim period preceding KPMG’s dismissal, any (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report or (2) ”reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.
Audit and Non-Audit Fees
The following is a summary of the fees paid by Bowater to PwC for professional services rendered for the fiscal year ended December 31, 2007 and the fees paid by Bowater to KPMG for professional services rendered for the fiscal year ended December 31, 2006.:

(In thousands)	2007	2006

Audit fees	$559	$3,290
Audit-related fees	60	325
Tax fees	1,057	56
All other fees	—	80

	$1,676	$3,751

Audit Fees. In 2007 “Audit Fees” consists of fees for the services rendered for the annual consolidated financial statements and fees billed for services provided in connection with the issuance of statutory financial statements of our subsidiaries. In 2007, an audit of the Company’s assessment of its internal control over financial reporting assessment was not required and the majority of the annual audit fees related to the annual consolidated financial statements are borne by AbitibiBowater. In 2006 “Audit Fees” consists of fees billed for professional services rendered for the audits of annual consolidated financial statements and internal control over financial reporting, review of interim condensed consolidated financial statements included in quarterly reports on Form 10-Q and other services provided in connection with statutory and regulatory filings or engagements.
Audit-Related Fees. “Audit-Related Fees” consists primarily of fees related to the audit of financial statements of certain employee benefit plans and other attestation engagements. In 2007 the fees relate to the audit of our U.S. employee benefit plans and in 2006 relate to both U.S. and Canadian employee benefit plans.
Tax Fees. “Tax Fees” in 2007 consists primarily of fees for tax planning and consulting related to the Combination and tax planning and consulting for our Korean and Canadian legal entities. “Tax Fees” in 2006 consists primarily of fees for tax compliance of $38.
All Other Fees. “All Other Fees” in 2006 consists primarily of fees for sustainable forest audits in Canada and annual report translation.
AbitibiBowater’s Audit Committee has adopted a policy requiring that the Audit Committee pre-approve all audit and non-audit services (including audit-related, tax and other services) performed by Bowater’s independent registered public accounting firm, and the Audit Committee pre-approved all audit and permissible non-audit services provided by PwC in 2007, following their appointment as auditors in 2007. Under policies and procedures adopted by the AbitibiBowater Audit Committee, the terms and fees of the annual audit services engagement are subject to approval by AbitibiBowater’s Audit Committee prior to the rendering of the services. The AbitibiBowater Audit Committee also reviews and approves non-audit services prior to the rendering of the services. The AbitibiBowater Audit Committee may not approve the provision of non-audit services that the SEC prohibits independent auditors from performing for their audit clients or that are otherwise inconsistent with the independent auditors’ independence. The AbitibiBowater Audit Committee is required to establish a budget for services for Bowater’s independent accountants, and Bowater’s management is required to track the independent auditors’ fees against the budget and report at least annually to the AbitibiBowater Audit Committee.
Bowater’s Vice President and Treasurer and Vice President and Controller or other officer designated by the Board must submit to the AbitibiBowater Audit Committee, jointly with the independent registered public accounting firm, requests for the independent registered public accounting firm to provide services that require pre-approval. Each request must include a statement as to whether both the independent registered public accounting firm and the submitting officer view the provision of the requested services as consistent with the SEC’s rules on auditor independence. The request must be sufficiently detailed to enable the Audit Committee to precisely identify the services requested. The AbitibiBowater Audit Committee may delegate pre-approval authority to its chair or one or more committee members but not to Bowater’s management. Any committee member with delegated authority must report all pre-approved decisions to the AbitibiBowater Audit Committee at its next scheduled meeting.
In accordance with the procedures described in its committee charter, the AbitibiBowater Audit Committee has considered whether the provision of these services is compatible with maintaining PwC’s independence and has concluded that such provision is consistent with such independence.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following are filed as a part of this Annual Report on Form 10-K:
(1)	The following are included at the indicated page of this Annual Report on Form 10-K:
(2)	Financial statement schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1	Combination Agreement and Agreement and Plan of Merger dated as of January 29, 2007 among Alpha-Bravo Holdings Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc., and Bowater Canada Inc. (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Current Report on Form 8-K filed January 29, 2007, File No. 1-8712).

2.1.1	First Amendment, dated as of May 7, 2007, to the Combination Agreement and Agreement and Plan of Merger dated as of January 29, 2007 among AbitibiBowater Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc. and Bowater Canada Inc. (the “First Amendment”) (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the Period ended March 31, 2007, File No. 1-8712)

2.2	Form of Plan Arrangement (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus/Management Information Circular of AbitibiBowater Inc., filed pursuant to Rule 424(b)(3) on June 25, 2007.

2.3	Arrangement Agreement dated as of April 1, 2001, by and between the Company and Alliance Forest Products Inc. (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2001, File No. 1-8712).

3.1	Amended and Restated Certificate of Incorporation of Bowater Incorporated dated as of January 15, 2008 (incorporated by reference to Exhibit 3.1 to Bowater Incorporated’s Current Report on Form 8-K filed on January 22, 2008, File No. 1-8712 (the “January 22, 2008 8-K”)).

3.2	Certificate of Designation of the special voting stock of Bowater Incorporated (incorporated by reference to Exhibit 4.11 to Amendment No. 1 to Bowater Incorporated’s Registration Statement No. 333-57839).

3.3	Bylaws of Bowater Incorporated amended as of July 27, 2005 (incorporated by reference to Bowater Incorporated’s Current Report on Form 8-K filed on June 27, 2005, File No. 1-8712).

Exhibit No.	Description

3.4	Amendment to Bylaws of AbitibiBowater Inc. as of January 16, 2008 (incorporated by reference to Exhibit 3.2 to the January 22, 2008 8-K).

4.1	Agreement pursuant to S-K Item 601(b)(4)(iii)(A) to provide the Commission upon request copies of certain other instruments with respect to long-term debt not being registered where the amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4.3 to Bowater Incorporated’s Registration Statement No. 2-93455).

4.2	See Exhibits 3.1, 3.2 and 3.3.

4.3	Purchase Agreement dated June 16, 2003, by and between Bowater Incorporated and UBS Securities, LLC as Representative of the Several Initial Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-8712 (the “June 2003 10-Q ”)).

4.4	Indenture dated June 19, 2003, by and between Bowater Incorporated, as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the June 2003 10-Q).

4.5	Indenture dated as of October 31, 2001 by and among Bowater Canada Finance Corporation (as Issuer), Bowater Incorporated (as Guarantor) and The Bank of New York (as Trustee) (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for period ended September 30, 2001, File No. 1-8712 (the “September 2001 10-Q”)).

4.6	Senior Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference to Bowater Incorporated’s Current Report on Form 8-K filed on March 17, 2004, File No. 1-8712 (the “March 17, 2004 8-K”)).

4.7	2004 Supplemental Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference to the March 17, 2004 8-K).

4.8	Softwood Lumber Agreement Cash Deposits Purchase and Sale Agreement, between Bowater Canadian Forest Products Inc. and Export Development Canada, dated September 19, 2006 (incorporated by reference to Exhibit 4.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-8712 (the “September 2006 10-Q”)).

4.9	Credit Agreement, dated May 31, 2006, by and among Bowater Canadian Forest Products Inc., as Borrower; Bowater Incorporated, as Guarantor; several lenders and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Bowater’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, File No. 1-8712 (“June 2006 10-Q”)).

4.9.1	First Amendment, dated June 20, 2007, to the Credit Agreement among Bowater Incorporated, Bowater Canadian Forest Products Inc., Bowater Canadian Holdings Incorporated and The Bank of Nova Scotia, as Administrative Agent for the lenders party thereto, dated as of May 31, 2006 (incorporated by reference to Exhibit 4.1 to Bowater’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, File No. 1-8712 (“June 2007 10-Q”)).

4.9.2	Second Amendment, effective as of November 2, 2007, to the Credit Agreement among Bowater Incorporated, Bowater Canadian Forest Products Inc., Bowater Canadian Holdings Incorporated and The Bank of Nova Scotia, as Administrative Agent for the lenders party thereto, dated as of May 31, 2006 (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Current Report on Form 8-K filed November 8, 2007, File no. 001-33776 (the “November 8, 2007 8-K”)).

4.9.3	Third Amendment and Waiver, dated as of February 25, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater, Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference to

Exhibit No.	Description

Exhibit 10.2 to Bowater Incorporated’s Current Report on Form 8-K filed February 29, 2008, File No. 1-8712 (the “February 29, 2008 8-K”)).

4.9.4	Fourth Amendment, dated March 31, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater, Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto.

4.10	Credit Agreement, dated as of May 31, 2006, by and among Bowater Incorporated, several lenders and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to the June 2006 10-Q).

4.10.1	First Amendment, dated July 20, 2007, to the Credit Agreement between Bowater Incorporated and Wachovia Bank, National Association, as Administrative Agent for the Lenders party thereto, dated as of May 31, 2006 (incorporated by reference to Exhibit 4.2 to the June 2007 10-Q).

4.10.2	Second Amendment, effective as of November 2, 2007, to the Credit Agreement between Bowater Incorporated and Wachovia Bank, National Association, as Administrative Agent for the Lenders party thereto, dated as of May 31, 2006 (incorporated by reference to Exhibit 10.1 to the November 8, 2007 8-K).

4.10.3	Third Amendment and Waiver, dated as of February 25, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater, Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the February 29, 2008 8-K).

4.10.4	Fourth Amendment, dated as of March 31, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater, Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto.

4.11	Form of Amended and Restated Support Agreement, among AbitibiBowater Inc., Bowater Canadian Holdings Incorporated, AbitibiBowater Canada Inc. and Bowater Incorporated (incorporated by reference to Exhibit 4.1 to Abitibi Inc.’s Form S-3ASR filed October 29, 2007).

9.1	Form of Amended and Restated Voting and Exchange Trust Agreement among AbitibiBowater Canada Inc., Bowater Canadian Holdings Incorporated, AbitibiBowater Inc., Bowater Incorporated and CIBC Mellon Trust Company (incorporated by reference to Exhibit 9.1 to AbitibiBowater Inc.’s Form S-3ASR filed October 29, 2007)

†10.1	Agreement between Bowater Incorporated and Arnold M. Nemirow, dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the June 2006 10-Q).

†10.1.1	First Amendment dated May 11, 2007 to the Agreement between Bowater Incorporated and Arnold M. Nemirow, dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the June 30, 2007 10-Q).

†10.2	Bowater Incorporated 2002 Stock Option Plan, dated as of January 30, 2002 (incorporated by reference to Exhibit 10.14 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 2001, File No. 1-8712).

†10.2.1	First Amendment to the Bowater Incorporated 2002 Stock Option Plan dated September 16, 2002. (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-8712).

†10.2.2	Form of Non-Qualified Stock Option Agreement for 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 1-8712).

Exhibit No.	Description

†10.3	Employment Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10Q for the period ended March 30, 1999, File No. 1-8712).

†10.4	Revised Change in Control Agreement between Bowater Incorporated and James T. Wright, executed on October 10, 2006, effective as of September 1, 2005 (incorporated by reference to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 2006, File No. 1-8712 (the “2006 10-K”)).

†10.5	Repayment Agreement between Jim T. Wright and Bowater Incorporated, dated October 17, 2007 (incorporated by reference to Exhibit 10.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the period ended December 31, 2007, File No. 1-33776 (ABI’s 2007 10-K”)).

†10.6	Bonus Letter between Jim T. Wright and Bowater Incorporated, dated October 17, 2007 (incorporated by reference to Exhibit 10.8 to ABI’s 2007 10-K).

†10.7	Compensatory Benefits Plan of Bowater Incorporated, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.6 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 1999, File No. 1-8712 (the “June 1999 10-Q”)).

†10.7.1	Second Amendment to the Bowater Incorporated Compensatory Benefits Plan As Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.12 to the Form 8-K, dated May 9, 2006, File No. 1-8712 (the “May 9, 2006 8-K”)).

†10.7.2	Third Amendment to the Bowater Incorporated Compensatory Benefits Plan As Amended and Restated Effective February 26, 1999, dated October 10, 2006 (incorporated by reference to Exhibit 10.5 to the September 2006 10-Q).

†10.8	Outside Director Elective Stock Option Plan, dated as of March 2, 2001 (incorporated by reference to Exhibit 10.6 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 2000, File No. 1-8712).

†10.9	Deferred Compensation Plan for Outside Directors of Bowater Incorporated, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.14 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 1996, File No. 1-8712 (the “1996 10-K”)).

†10.9.1	Amendment No. 1 dated November 1, 2001 to the Bowater Incorporated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2002, File No. 1-8712 (the “March 2002 10-Q”)).

†10.10	Retirement Plan for Outside Directors of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.7 to the June 1999 10-Q).

†10.10.1	First Amendment to the Bowater Incorporated Retirement Plan for Outside Directors, executed on September 13, 2000 (incorporated by reference to Exhibit 10.6 of Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2000, File No. 1-8712).

†10.10.2	Second Amendment dated as of November 6, 2001 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated, effective February 26, 1999 (incorporated by reference to Exhibit 10.2 the March 2002 10-Q).

†10.10.3	Fourth Amendment dated as of March 23, 2005 to the Bowater Incorporated Retirement Plan for Outside Directors as Amended and Restated February 26, 1999 (incorporated by reference to Exhibit 10.2 of Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 30, 2005, File No. 1-8712 (the “March 2005 10-Q”)).

†10.10.4	Sixth Amendment to the Bowater Incorporated Retirement Plan for Outside Directors As Amended and Restated Effective February 26, 1999, dated October 10, 2006 (incorporated by reference to Exhibit 10.4 to the September 2006 10-Q).

Exhibit No.	Description

†10.11	Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.8 to the June 1999 10-Q).

†10.11.1	First Amendment to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2000, File No. 1-8712 (the “March 2000 10-Q”)).

†10.11.2	Second Amendment, effective as of November 6, 2001, to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.21.2 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 2003, File No. 1-8712 (the “2003 10-K”)).

†10.11.3	Third Amendment, effective as of September 23, 2003, to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies, as amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.21.3 to the 2003 10-K).

†10.12	Fourth Amendment to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies As Amended and Restated Effective February 26, 1999 (incorporated by to Exhibit 10.10 to the May 9, 2006 8-K).

†10.13	Sixth Amendment, dated November 27, 2007, to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies As Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Form 8-K filed December 3, 2007, File No. 1-8712 (the “December 3, 2007 8-K”)).

†10.14	Equity Participation Rights Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.9 to the June 1999 10-Q).

†10.14.1	First Amendment to Equity Participation Rights Plan of Bowater Incorporated, dated as of November 22, 1999 (incorporated by reference to Exhibit 10.32.1 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 1999, File No. 1-8712 (the “1999 10-K”)).

†10.15	Amended and Restated Benefit Plan Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 1998, File No. 1-8712 (the “June 1998 10-Q”)).

†10.15.1	First Amendment, effective February 26, 1999, to the Amended and Restated Benefit Plan Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.11 to the June 1999 10-Q).

†10.16	First Amendment to the Trust Agreement for the Amended and Restated Bowater Incorporated Benefit Plan Grantor Trust, Effective June 6, 2000 as of June 27, 2007 (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Current Report on Form 8-K filed October 26, 2007, File No. 1-8712 (the “October 26, 2007 8-K”)).

†10.17	Amended and Restated Executive Severance Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.3 to the June 1998 10-Q).

†10.17.1	First Amendment, effective February 26, 1999, to the Amended and Restated Executive Severance Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.12 to the June 1999 10-Q).

†10.18	First Amendment to the Trust Agreement for the Amended and Restated Bowater Incorporated Executive Severance Grantor Trust, Effective June 6, 2000, as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to the October 26, 2007 8-K).

†10.19	Amended and Restated Outside Directors Benefit Plan Grantor Trust of Bowater Incorporated, effective as of April 15, 1998 (incorporated by reference to Exhibit 10.2 to the June 1998 10-Q).

Exhibit No.	Description

†10.19.1	First Amendment, effective February 26, 1999, to the Amended and Restated Outside Directors Benefit Plan Grantor Trust of Bowater Incorporated (incorporated by reference to Exhibit 10.13 to the June 1999 10-Q).

†10.20	Benefits Equalization Plan of Bowater Incorporated, amended and restated as of February 26, 1999 (incorporated by reference to Exhibit 10.14 to the June 1999 10-Q).

†10.20.1	Amendment No. 1 dated December 12, 2001 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999 (incorporated by reference to Exhibit 10.1 to the March 2002 10-Q).

†10.20.2	Amendment No. 2 dated September 23, 2003 to the Bowater Incorporated Equalization Benefits Plan effective February 26, 1999 (incorporated by reference to Exhibit 10.27.2 to the 2003 10-K).

†10.20.3	Third Amendment to the Bowater Incorporated Benefits Equalization Plan As Amended and Restated Effective February 26, 1999 (incorporated by to Exhibit 10.11 to the May 9, 2006 8-K).

†10.20.4	Fourth Amendment to the Bowater Incorporated Benefits Equalization Plan as Amended and Restated Effective February 26, 1999, dated October 10, 2006 (incorporated by reference to Exhibit 10.6 to the September 2006 10-Q).

†10.20.5	Fifth Amendment, dated November 27, 2007, to the Bowater Incorporated Benefits Equalization Plan As Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.2 to the December 3, 2007 8-K).

†10.21	1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Bowater Incorporated Annual Report on Form 10-K for the period ended December 31, 1991, File No. 1-8712).

†10.21.1	First Amendment, effective April 15, 1998, to the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.37.1 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 1998, File No. 1-8712 (the “1998 10-K”)).

†10.21.2	Second Amendment, effective February 26, 1999, to the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the June 1999 10-Q).

†10.22	Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.31 to the 1996 10-K).

†10.22.1	First Amendment, effective April 15, 1998, to the Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.38.1 to the 1998 10-K).

†10.22.2	Second Amendment, effective February 26, 1999, to the Bowater Incorporated 1997 Stock Option Plan, as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.16 to the June 1999 10-Q).

†10.23	Bowater Incorporated 2000 Stock Option Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.40 to the 1999 10-K).

†10.24	Senior Executive Retirement Plan of Bowater Incorporated’s subsidiary, Bowater Canadian Forest Products Inc. (formerly Bowater Pulp and Paper Canada Inc., and formerly Avenor Inc.), effective as of November 28, 1997 (incorporated by reference to Exhibit 10.40 to the 1998 10-K).

†10.24.1	Form of Letter of Notification to Senior Managers of Alliance Forest Products, Inc. with respect to the harmonization of methodology to be used to qualify termination benefits payable under the Defined Benefits Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.31.1 to the 2003 10-K).

†10.25	Bowater Incorporated Annual Incentive Plan, as amended and restated effective as of January 1, 1999 (incorporated by reference to Exhibit 10.2 to the March 2000 10-Q).

Exhibit No.	Description

10.26	Licensing Agreement, dated as of December 30, 1976, as amended, between Bowater Incorporated and Bowater Industries plc (incorporated by reference to Exhibit 10.13 to Bowater Incorporated’s Registration Statement No. 2-90172).

10.27	Trademark Agreement, dated May 8, 1984, between Bowater Incorporated and Bowater Corporation plc (incorporated by reference to Exhibit 10.17 to Bowater Incorporated’s Registration Statement No. 2-90172).

10.28	World-Wide Trademark Ownership, Use and Assignment Agreement, effective as of June 30, 1997, by and between Bowater Incorporated and Rexam plc (formerly Bowater plc) (incorporated by reference to Exhibit 10.40 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 1997, File No. 1-8712).

10.29	Stock Purchase Agreement, dated as of May 18, 1999, by and between Inexcon Maine, Inc. and Bowater Incorporated (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Current Report on Form 8-K filed on September 1, 1999, File No. 1-8712 (the “September 1, 1999 8-K”)).

10.29.1	Amendment No. 1, dated August 17, 1999, to the Stock Purchase Agreement, dated May 18, 1999, between Inexcon Maine, Inc. and Bowater Incorporated (incorporated by reference to Exhibit 2.1.1 to the September 1, 1999 8-K).

†10.30	Employment Agreement dated as of September 24, 2001, by and between Bowater Incorporated and Pierre Monahan. (incorporated by reference to Exhibit 10.5 to the September 2001 10-Q).

†10.30.1	Letter of Amendment dated June 3, 2003 to Employment Agreement by and between Bowater Incorporated and Pierre Monahan (incorporated by reference to Exhibit 10.44.1 to the 2003 10-K).

†10.31	Letter Agreement, dated November 26, 2007, between Bowater Incorporated and Pierre Monahan (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Current Report on Form 8-K filed November 30, 2007, File No. 1-8712 (the “November 30, 2007 8-K”)).

†10.32	Final Release, dated November 26, 2007, executed by Pierre Monahan (incorporated by reference to Exhibit 10.2 to the November 30, 2007 8-K).

†10.33	Change in Control Agreement dated as of September 24, 2001, by and between Bowater Incorporated and Pierre Monahan (incorporated by reference to Exhibit 10.6 to the September 2001 10-Q).

†10.34	Bowater Incorporated Mid-Term Incentive Plan, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.51 to the 2003 10-K).

†10.34.1	First Amendment to the Bowater Incorporated Mid-Term Incentive Plan, effective January 25, 2005 (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 1-8712).

†10.34.2	Second Amendment to the Bowater Incorporated Mid-Term Incentive Plan, Effective as of January 1, 2003 (incorporated by reference to Exhibit 10.3 to the May 9, 2006 8-K).

†10.35	2004 Non-Employee Director Stock Unit Plan, effective May 1, 2004 (incorporated by reference to Exhibit 10.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 1-8712).

†10.36	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and C. Randolph Ellington (incorporated by reference to Exhibit 10.48 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 2004, File No. 1-8712 (the “2004 10-K”)).

†10.37	Change in Control Agreement between Bowater Incorporated and C. Randy Ellington, executed on January 25, 2007, effective as of August 14, 2006 (incorporated by reference to Exhibit 10.31 to the 2006 10-K).

†10.38	Employment Agreement, dated as of August 1, 1997, by and between Bowater Incorporated and William C. Morris (incorporated by reference to Exhibit 10.51 to the 2004 10-K).

Exhibit No.	Description

†10.39	Amended and Restated Change in Control Agreement between Bowater Incorporated and William C. Morris, executed on January 9, 2007, effective as of August 14, 2006 (incorporated by reference to Exhibit 10.33 to the 2006 10-K).

†10.40	Amended and Restated Change in Control Agreement, dated June 9, 2000, by and between Bowater Incorporated and Colin R. Wolfe (incorporated by reference to Exhibit 10.55 to the 2004 10-K).

†10.41	Outside Directors’ Deferred Stock-Based Fee Plan, effective as of May 11, 2005 (incorporated by reference to Exhibit 10.1 to the March 2005 10-Q).

†10.41.1	First Amendment to the Bowater Incorporated Outside Directors’ Stock-Based Deferred Fee Plan Effective as of May 11, 2005, dated October 10, 2006 (incorporated by reference to Exhibit 10.3 to the September 2006 10-Q).

†10.42	Memorandum of Agreement between Bowater Canadian Forest Products Inc. and Bowater Maritimes Inc. and Bowater Mersey Paper Company Limited and the Communications, Energy and Paper Workers Union of Canada (CEP) dated June 24, 2005 (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, File No. 1-8712).

†10.43	Employment Agreement, dated April 4, 2006, by and between Bowater Incorporated and David J. Paterson (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, File No. 1-8712).

†10.44	Bowater Incorporated Restricted Stock Unit Agreement between David J. Paterson and Bowater Incorporated, dated May 10, 2006 (incorporated by reference to Exhibit 10.1 to the May 9, 2006 8-K).

†10.45	Bowater Incorporated Non-Qualified Stock Option Agreements between David J. Paterson and Bowater Incorporated, dated May 1, 2006 (incorporated by reference to Exhibit 10.2 to the May 9, 2006 8-K).

†10.46	Change In Control Agreement between David J. Paterson and Bowater Incorporated, dated May 10, 2006 (incorporated by reference to Exhibit 10.4 to the May 9, 2006 8-K).

†10.47	Amended and Restated Change in Control Agreement between Bowater Incorporated and Ronald T. Lindsay, dated May 9, 2006 (incorporated by reference to Exhibit 10.2 to the June 2006 10-Q).

†10.48	Employment Agreement between Bowater Incorporated and Ronald T. Lindsay, dated May 9, 2006 (incorporated by reference to Exhibit 10.3 to the June 2006 10-Q).

†10.49	Amended and Restated Change in Control Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 5, 2005 (incorporated by reference to Exhibit 10.5 to the June 2006 10-Q).

†10.50	Employment Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 5, 2005 (incorporated by reference to Exhibit 10.6 to the June 2006 10-Q).

†10.51	Repayment Agreement between William G. Harvey and Bowater Incorporated, dated October 17, 2007 (incorporated by reference to Exhibit 10.3 to AbitibiBowater’s 2007 10-K).

†10.52	Bonus Letter between William G. Harvey and Bowater Incorporated dated October 26, 2007 (incorporated by reference to Exhibit 10.4 to AbitibiBowater’s 2007 10-K).

†10.53	Amended and Restated Change in Control Agreement between Bowater Incorporated and Joseph B. Johnson, executed on August 2, 2006, effective as of January 25, 2006 (incorporated by reference to Exhibit 10.8 to the June 2006 10-Q).

†10.54	Employment Agreement between Bowater Incorporated and Joseph B. Johnson, executed on August 2, 2006, effective as of January 25, 2006 (incorporated by reference to Exhibit 10.11 to the June 2006 10-Q).

Exhibit No.	Description

†10.55	Form of Bowater Incorporated Restricted Stock Unit Agreement — Bonus (incorporated by reference to Exhibit 10.5 to the May 9, 2006 8-K).

†10.56	Form of Bowater Incorporated Restricted Stock Unit Agreement — Regular Award (incorporated by reference to Exhibit 10.6 to the May 9, 2006 8-K).

†10.57	Form of Bowater Incorporated Performance-Based Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the May 9, 2006 8-K).

†10.58	Form of Bowater Incorporated Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.8 to the May 9, 2006 8-K).

†10.59	Form of Bowater Incorporated 2004 Non-Employee Director Stock Unit Plan Award Agreement (incorporated by reference to Exhibit 10.9 to the May 9, 2006 8-K).

†10.60	Change in Control Agreement, dated August 7, 2006, between Bowater Incorporated and W. Eric Streed (incorporated by reference to Exhibit 10.1 to the September 2006 10-Q).

†10.61	Change in Control Agreement, dated August 21, 2006, between Bowater Incorporated and David A. Spraley (incorporated by reference to Exhibit 10.53 to the 2006 10-K).

†10.62	Second Amendment, dated November 27, 2007, to the Bowater Incorporated Retirement Savings Plan as Amended and Restated Effective January 1, 2007 (incorporated by reference to Exhibit 10.4 to the December 3, 2007 8-K).

†10.63	Seventh Amendment, dated November 27, 2007, to the Bowater Incorporated Retirement Plan (incorporated by reference to Exhibit 10.3 to the December 3, 2007 8-K).

†10.64	First Amendment, dated November 27, 2007, to the Bowater Incorporated Supplemental Retirement Savings Plan Effective as of January 1, 2005 (incorporated by reference to Exhibit 10.5 to the December 3, 2007 8-K).

†10.65	Bowater Incorporated Retention Bonus Pay Plan (Effective as of January 29, 2007) (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Current Report on Form 8-K filed February 26, 2007, File No. 1-8712)

10.66	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Current Report on Form 8-K filed February 1, 2007, File No. 1-8712).

12.1*	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the registrant.

31.1*	Certification of CEO Pursuant to Section 302.

31.2*	Certification of CFO Pursuant to Section 302.

*	Filed with this Form 10-K.

†	This is a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bowater Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWATER INCORPORATED
Date: April 11, 2008	By:	/s/ David J. Paterson
David J. Paterson
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bowater and in the capacities indicated, as of April 11, 2008.

Signature	Title

/s/ David J. Paterson David J. Paterson	Director, President

/s/ William G. Harvey William G. Harvey	Director, Vice President and Treasurer

/s/ Joseph B. Johnson Joseph B. Johnson	Vice President and Controller

/s/ Colin Keeler Colin Keeler	Director

/s/ Breen Blaine Breen Blaine	Director

/s/ Gaynor L. Nash Gaynor L. Nash	Director