Form 10-Q
period 2008-03-31
BOWATER INC
filed 2008-05-15
CIK 743368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-1872
BOWATER INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	62-0721803

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1155 Metcalfe Street, Suite 800; Montréal, Québec; Canada H3B 5H2

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐            Accelerated Filer ☐            Non-accelerated Filer ☑            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Bowater Incorporated is a wholly-owned subsidiary of AbitibiBowater Inc., and there is no market for the registrant’s common stock. As of April 30, 2008, 56,288,059 shares of the registrant’s common stock were outstanding.
Bowater Incorporated meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H (1)(a) and (b) of Form 10-Q.

BOWATER INCORPORATED

		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007	1

	Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	3

	Notes to Condensed Consolidated Financial Statements	4 – 9

Forward-Looking Statements		10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 – 13

Item 4T.	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 6.	Exhibits	15

	SIGNATURES	16
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2

BOWATER INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2008	2007

Sales	$826	$772
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	636	601
Depreciation, amortization and cost of timber harvested	78	80
Distribution costs	83	75
Selling and administrative expenses	47	49
Closure costs and related charges	8	—
Net gain on disposition of assets	(23)	(58)

Operating (loss) income	(3)	25
Equity in loss of Abitibi-Consolidated Inc.	(35)	—
Interest expense	(51)	(47)
Other income (expense), net	9	(5)

Loss before income taxes and minority interests	(80)	(27)
Income tax provision	(4)	(1)
Minority interests, net of tax	2	(7)

Net loss	$(82)	$(35)

See accompanying notes to condensed consolidated financial statements.

BOWATER INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions)

	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$130	$63
Accounts receivable, net	447	462
Inventories, net	393	377
Other current assets	45	59

Total current assets	1,015	961

Fixed assets, net	2,520	2,584
Goodwill	591	591
Investment in Abitibi-Consolidated Inc.	198	237
Other assets	238	246

Total assets	$4,562	$4,619

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable and accrued liabilities	$455	$467
Short-term bank debt	279	205
Current installments of long-term debt	21	21

Total current liabilities	755	693

Long-term debt, net of current installments	2,236	2,242
Other long-term liabilities	412	421
Deferred income taxes	365	365
Minority interests in subsidiaries	76	80
Commitments and contingencies
Shareholder’s equity:
Common stock, $1 par value. 56.3 shares at March 31, 2008 and December 31, 2007	56	56
Exchangeable shares, no par value. 4.9 shares at March 31, 2008 and 5.1 shares at December 31, 2007	267	276
Additional paid-in capital	1,213	1,204
Retained deficit	(688)	(600)
Accumulated other comprehensive loss	(130)	(118)

Total shareholder’s equity	718	818

Total liabilities and shareholder’s equity	$4,562	$4,619

See accompanying notes to condensed consolidated financial statements.

BOWATER INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2008	2007

Net cash used for operating activities	$(19)	$(16)

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(14)	(26)
Dispositions of assets, including timber and timberlands	29	64
Direct acquisition costs related to the merger with Abitibi-Consolidated Inc.	—	(9)

Net cash provided by investing activities	15	29

Cash flows from financing activities:
Cash dividends	—	(11)
Short-term financing	74	—
Payments of long-term debt	(3)	(3)

Net cash provided by (used for) financing activities	71	(14)

Net increase (decrease) in cash and cash equivalents	67	(1)

Cash and cash equivalents:
Beginning of year	63	99

End of period	$130	$98

See accompanying notes to condensed consolidated financial statements.

BOWATER INCORPORATED
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Bowater Incorporated and subsidiaries (“Bowater,” also referred to as “we” or “our”). We have prepared the accompanying condensed consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of our operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Impact of Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158’s measurement date provisions are effective for fiscal years ending after December 15, 2008. A measurement date of September 30, 2007 was used for all of our plans. SFAS 158 requires us to use a December 31 measurement date. We have elected to use the 15-month transition method to determine the amount of the adjustment to our opening retained deficit balance and opening accumulated other comprehensive loss balance on January 1, 2008, and the adjustment increased our retained deficit by $6 million, net of taxes of $2 million, and increased our accumulated other comprehensive loss by $11 million, net of taxes of $1 million. The increase to our accumulated other comprehensive loss primarily represents the additional net actuarial loss that arose from our fourth quarter of 2007 settlement and curtailment events.

New Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities, requiring us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Early application is encouraged.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance also provides additional disclosure requirements related to recognized intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited.

BOWATER INCORPORATED
Notes to Condensed Consolidated Financial Statements (Unaudited)
2.	Inventories, Net

	March 31,	December 31,
(Unaudited, in millions)	2008	2007

At lower of cost or market:
Raw materials and work in process	$80	$77
Finished goods	148	143
Mill stores and other supplies	179	171

	407	391
Excess of current cost over LIFO inventory value	(14)	(14)

	$393	$377

3.	Short-Term Debt

As of March 31, 2008, our available borrowings under bank credit facilities were as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
(Unaudited, in millions)	Commitment	Outstanding	Available(1)	Date	Rate(2)

U.S. credit facility	$415	$240	$84	05/11	6.8%
Canadian credit facility	165	39	94	05/08	7.0%

	$580	$279	$178

(1)	The commitment available under each of the revolving bank credit facilities is subject to collateral requirements and covenant restrictions as described below or in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008, and is reduced by outstanding letters of credit of $69 million for the U.S. credit facility and $32 million for the Canadian credit facility, while commitment fees for unused portions are 50 and 25 basis points, respectively.

(2)	Borrowings under the bank credit facilities incur interest based, at our option, on specified market interest rates plus a margin.
Bowater’s U.S. credit agreement is guaranteed by certain of our wholly-owned subsidiaries in the United States, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater and the guarantors (ii) pledges of 65% of the stock of certain of our foreign subsidiaries, and (iii) pledges of the stock of our U.S. subsidiaries that do not own mills or converting facilities. Availability under the U.S. credit facility is limited to 75% of the net consolidated book value of our accounts receivable and inventory, excluding Bowater Canadian Forest Products Inc. (“BCFPI”) and its subsidiaries.

Bowater’s Canadian credit agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI. Availability under the Canadian credit facility is limited to 60% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries. We believe that this credit agreement will be extended or a similar agreement entered into given the fact that the agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI.

Amendments to Bank Credit Facilities

For a discussion of our U.S. credit facility, our Canadian credit facility, as well as certain amendments to our bank credit facilities entered into on November 2, 2007, February 25, 2008 and March 31, 2008, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008.

BOWATER INCORPORATED
Notes to Condensed Consolidated Financial Statements (Unaudited)
On April 30, 2008, we entered into further amendments to our U.S. credit facility and Canadian credit facility which principally extend the dates for (1) granting the lenders first-ranking mortgages on the Coosa Pines and Grenada mill assets from April 30, 2008 to May 15, 2008, and (2) delivering other related documentation to the lenders from April 30, 2008 to various dates between May 22, 2008 and June 30, 2008. We fully anticipate meeting these commitments.

Our U.S. credit facility permits us to send distributions to AbitibiBowater Inc. (“AbitibiBowater”) to service interest on its convertible debt provided that no default exists under this facility at the time of such payment and we are in pro forma compliance with this facility’s financial covenants at the time of such payment. The lenders under our credit facilities have implemented a more traditional, more restrictive borrowing base, using more extensive eligibility criteria and imposing additional reporting obligations on us. We are not obligated to comply with the additional reporting requirements or the more restrictive borrowing base requirements until November 15, 2008.

In addition to the limitations discussed above, we may make dividends and distributions to AbitibiBowater sufficient to pay (1) taxes attributable to us and our subsidiaries, (2) up to $75 million in aggregate annual dividends to the holders of common stock and exchangeable shares, and (3) up to $10 million more than 50% of certain AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees, and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses, or debt service.

We may also, from time to time, subject to any applicable restrictions contained in any indebtedness documents, enter into transactions with related parties, including AbitibiBowater for management and other services (such as IT, environmental, human resources and legal services) and inter-company advances, loans and investments, intercompany product sales and purchases.

Considering the amendments to our U.S. credit facility and Canadian credit facility, we expect to be in compliance through March 31, 2009.

4.	Accumulated Other Comprehensive Loss

The components of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets are as follows:

	March 31,	December 31,
(Unaudited, in millions)	2008	2007

Unamortized prior service costs (1)	$1	$—
Unamortized actuarial losses (2)	(148)	(135)
Foreign currency translation (3)	19	19
Unrecognized loss on hedging transactions (4)	(2)	(2)

	$(130)	$(118)

(1)	Net of deferred tax provision of $14 million at March 31, 2008 and $13 million at December 31, 2007. Net of minority interest of $2 million as of March 31, 2008 and December 31, 2007.

(2)	Net of deferred tax benefit of $69 million and $67 million at March 31, 2008 and December 31, 2007, respectively.

(3)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed indefinitely invested.

(4)	Net of deferred tax benefit of $1 million as of March 31, 2008 and December 31, 2007.

BOWATER INCORPORATED
Notes to Condensed Consolidated Financial Statements (Unaudited)
Our comprehensive loss, which includes our net loss and the changes in our accumulated other comprehensive loss, is $84 million for the three months ended March 31, 2008 and $31 million for the three months ended March 31, 2007.

5.	Pension and Other Postretirement Expense

The components of net periodic benefit costs relating to our pension and other postretirement benefit plans (“OPEB plans”) are as follows for the three months ended March 31, 2008 and 2007:

	Pension Plans		Other Postretirement Plans

	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Unaudited, in millions)	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$6	$9	$—	$—
Interest cost	35	30	3	3
Expected return on plan assets	(40)	(32)	—	—
Amortization of prior service cost (credit)	1	1	(3)	(3)
Recognized net actuarial loss	2	7	2	2
Curtailments and settlements	—	5	—	(3)

Net periodic benefit cost (credit)	$4	$20	$2	$(1)

Events Impacting Net Periodic Benefit Cost for the Three Months Ended March 31, 2007

In December 2006, certain employees received lump-sum payouts from two of our retirement pension plans. Accordingly, we recorded settlement losses of $5 million in the first quarter of 2007.

In October 2006, we approved changes to our OPEB plan for our U.S. salaried employees. Benefits for employees were either eliminated or reduced depending on whether the employee met certain age and years of service criteria. As a result, we recorded a curtailment gain of $3 million in the first quarter of 2007.

6.	Commitments and Contingencies

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

On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the combination of Bowater and Abitibi-Consolidated Inc. to form AbitibiBowater Inc. This complaint was dismissed and the matter is now before the Court of Common Pleas in Greenville County, South Carolina, where the parties are currently involved in the initial stages of the litigation, including discovery and the maintaining of various procedural motions. The Levin Group seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. We believe this claim is entirely without merit and intend to continue to contest this matter vigorously.

BOWATER INCORPORATED
Notes to Condensed Consolidated Financial Statements (Unaudited)
Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York, Tennessee, and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 800 claims remain. Insurers are defending these claims and we believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.

There have been no other material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008.

7.	Off-Balance Sheet Debt Guarantees

In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our Qualified Special Purpose Entities (QSPEs). Bowater guarantees approximately $6 million of the investor notes’ principal balance at March 31, 2008. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes’ principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $29 million and obligations of approximately $25 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, neither of which has ever occurred.

On April 1, 2008, AbitibiBowater consummated the sale of a private placement of $350 million of 8% convertible notes due 2013 (“Convertible Notes”) to Fairfax Financial Holdings Limited (“Fairfax”) and certain of its designated subsidiaries. The Convertible Notes bear interest at a rate of 8% per annum (10% per annum if payment of interest is made through the issuance of additional convertible notes as “pay in kind”). We provided a full and unconditional guarantee of the payment of principal and interest, and premium, if any, on the debentures. Our guarantee ranks equally in right of payment with all of our existing and future senior indebtedness. On April 15, 2008, Fairfax exercised its right to appoint two directors to the Board of AbitibiBowater, pursuant to the terms of the purchase agreement.

8.	Segment Information

We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and lumber.

None of the income or loss items following “Operating (loss) income” in our Condensed Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, impairments, employee termination costs, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.

BOWATER INCORPORATED
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables summarize information about segment profit and loss for the three months ended March 31, 2008 and 2007:

		Coated	Specialty	Market		Corporate	Consolidated
(Unaudited, in millions)	Newsprint	Papers	Papers	Pulp	Lumber	and Other(1)	Total

Sales
First Quarter 2008	$303	$169	$154	$151	$49	$—	$826
First Quarter 2007	303	129	141	133	63	3	772

Operating (loss) income
First Quarter 2008	$(24)	$34	$—	$30	$(18)	$(25)	$(3)
First Quarter 2007	(4)	9	(9)	19	(14)	24	25

(1)	“Corporate and Other” operating (loss) income includes a net gain from disposition of assets of $23 million and $58 million for the three months ended March 31, 2008 and 2007, respectively, and employee termination, closure and other related costs of $13 million for the three months ended March 31, 2008

BOWATER INCORPORATED
FORWARD-LOOKING STATEMENTS
Statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our plans to achieve operational improvements and efficiencies such as the planned reduction of newsprint and coated and specialty paper capacity, the closures of certain of our paper and sawmills, our ability to realize synergies from the combination with Abitibi-Consolidated Inc. (“Abitibi”), the anticipated timing and progress of integration efforts related to the combination, our ability to meet our debt reduction target (including the success of our program to sell non-core assets, consolidate operations and the success of other actions aimed at reducing our debt), our ability to renew and comply with the requirements of our credit facilities, increases in future export shipments, our ability to maintain and improve customer service levels, and our assessment of market conditions, anticipated future financial performance and our business outlook generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “will,” “could,” “may,” “expect,” “believe,” “anticipate” and other terms with similar meaning indicating possible future events or potential impact on our business.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, our ability to reduce newsprint and specialty papers capacity as quickly as anticipated, our ability to obtain timely contributions to our cost reduction initiatives from our unionized and salaried employees, the continued strength of the Canadian dollar against the U.S. dollar, general industry conditions and further growth in alternative media, actions of competitors, the demand for higher margin coated and uncoated mechanical paper, our ability to realize announced price increases, and the costs of raw materials such as energy, chemicals and fiber. In addition, with respect to forward-looking statements relating to the combination with Abitibi, the following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the risk that the businesses will not be integrated successfully or that the improved financial performance, product quality and product development will not be achieved; the risk that other combinations within the industry or other factors may limit our ability to improve our competitive position; the risk that the cost savings and other expected synergies from the combination may not be fully realized or may take longer to realize than expected; and disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers. These and other risks that that could cause actual results to differ from forward-looking statements are enumerated in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2007. All forward-looking statements in this report are expressly qualified by information contained in this report and in the Company’s other filings with the SEC and the Canadian securities regulatory authorities. Bowater disclaims any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Abbreviated pursuant to General Instructions H(1)(a) and (b) of Form 10-Q.)
This Management’s Discussion and Analysis includes the accounts of Bowater Incorporated and subsidiaries (“Bowater,” also referred to as “the Company”, “we” or “our”).
This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Condensed Consolidated Financial Statements and related notes appearing in Item 1 of this Form 10-Q.
Business Strategy and Outlook
We are a wholly-owned subsidiary of AbitibiBowater Inc. (“AbitibiBowater”) and an 18% shareholder of Abitibi-Consolidated Inc. (“Abitibi”), which is also a subsidiary of AbitibiBowater. AbitibiBowater is a global leader in newsprint manufacturing. Following the October 29, 2007 combination of Bowater and Abitibi (the “Combination”), AbitibiBowater announced that it expects to generate annualized synergies as a result of the merger of approximately $375 million by the end of 2009. AbitibiBowater recently indicated that it had achieved an annual run rate of

BOWATER INCORPORATED
approximately $180 million in captured synergies from the Combination. Some of these synergies are reflected in our results for the first quarter, 2008. Additional synergies are expected to arise from or benefit our operations in the future. A discussion of the Combination and the expected synergies to result from the Combination is included in “Business Strategy and Outlook” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.
During the first quarter of 2008, AbitibiBowater completed the implementation of the first phase of its company-wide strategic review which reduced our newsprint and specialty papers production capacity. The reductions included the permanent closure of our Dalhousie (New Brunswick) mill and the indefinite idling of our Donnacona (Quebec) mill. These facilities, both of which were cash flow negative, represented, in the aggregate, capacity of approximately 400,000 metric tons of newsprint and specialty papers. Additionally, we permanently closed our previously idled paper machine No. 3 at our Gatineau (Quebec) facility.
As previously announced, during the implementation of the action plan generated during the first phase of its strategic review, AbitibiBowater simultaneously worked on phase two of its review. Phase two includes a comprehensive review of all aspects of its business in an effort to further reduce costs, improve its manufacturing platform and better position itself in the global marketplace. AbitibiBowater recently announced the second phase of its company-wide strategic review and the actions to be taken as a result. A summary of the announcements which may result in changes to our operations, are set forth below:
•	North American newsprint consumption continues to decline, however, business fundamentals have improved. Given the context and AbitibiBowater’s continued dialogue with stakeholders at several manufacturing sites, additional production closure decisions have not been taken. AbitibiBowater will continue to evaluate further action as the year progresses.

•	AbitibiBowater will focus on the largest components of its combined business: newsprint, coated papers and specialty papers.

•	AbitibiBowater will grow its international presence in newsprint, increasing its export shipments in 2008 by about 10%.

•	AbitibiBowater restarted a specialty machine at our Dolbeau, Quebec facility in February, to significantly improve the site’s cost structure.

•	Nearly 50% of AbitibiBowater’s lumber production will be idled and certain lumber operations in Eastern Canada will be consolidated.

•	An increase in AbitibiBowater’s targeted asset sales to $750 million, including the sale of our Mokpo, South Korea paper mill, as well as additional sales including forest lands, sawmills, hydroelectric sites and other assets.
On April 30, 2008, we entered into further amendments to our U.S. credit facility and Canadian credit facility which principally extended the dates for (1) granting the lenders first-ranking mortgages on the Coosa Pines and Grenada mill assets from April 30, 2008 to May 15, 2008, and (2) delivering other related documentation to the lenders from April 30, 2008 to various dates between May 22, 2008 and June 30, 2008. We fully anticipate meeting these commitments.
For additional information on our U.S. and Canadian credit facilities, as well as certain prior amendments to theses facilities, reference is made to Note 14 “Long-Term and Short-Term Debt” and Note 24 “Subsequent Event” to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
On April 1, 2008, we provided a full and unconditional guarantee of the payment of principal and interest, and premium, if any, on $350 million of face amount of unregistered convertible debentures issued by AbitibiBowater on the same date. See Note 7 “Off-Balance Sheet Debt Guarantees” to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a further discussion of this guarantee.

BOWATER INCORPORATED
Business and Financial Review

	Three Months Ended
	March 31,
(Unaudited, in millions)	2008	2007	Change

Sales	$826	$772	$54
Operating (loss) income	(3)	25	(28)
Net loss	(82)	(35)	(47)

Significant items that improved (lowered) operating (loss) income:
Product pricing	51
Shipment volume	3

Change in sales	54

Change in total manufacturing costs and depreciation, amortization, and cost of timber harvested	(33)
Change in distribution costs	(8)
Change in selling and administrative expenses	2
Closure costs and related charges	(8)
Change in net gain on disposition of assets	(35)

Change in operating (loss) income	(28)

Other significant items that improved (lowered) net loss:
Change in interest expense	(4)
Change in equity in loss of Abitibi	(35)
Change in other income (expense)	14
Change in income tax provision	(3)
Change in minority interests, net of tax	9

Change in net loss	$(47)

Three months ended March 31, 2008 versus March 31, 2007

Sales
Sales increased in the first quarter of 2008 as compared to the first quarter of 2007 due primarily to higher transaction prices for coated papers, specialty papers, and market pulp and increased shipments of coated papers and specialty papers, partially offset by lower transaction prices and shipments of lumber.
Operating (loss) income
Operating income in the first quarter of 2007 decreased to an operating loss in the first quarter of 2008 due to a number of factors, including changes in sales, discussed previously, and changes in costs as listed in the table above and discussed below.
Manufacturing Costs
Our manufacturing costs were higher in the first quarter of 2008 as compared to the first quarter of 2007 resulting primarily from higher volumes ($13 million), higher wood and purchased fiber costs ($17 million), higher energy costs ($12 million), higher chemical costs ($7 million), and a stronger Canadian dollar ($39 million), partially offset by lower labor costs ($24 million) and maintenance costs ($14 million).

BOWATER INCORPORATED
Distribution costs
Our distribution costs were higher in the first quarter of 2008 as compared to the first quarter of 2007, primarily as a result of our mix of domestic versus export shipments, higher fuel charges by our carriers, and the locations of customers relative to our mills. The increase in shipments on certain of our products also contributed to the higher costs.
Net gain on disposition of assets
Our net gain on disposition of assets relates primarily to land sales. The decrease is due to lower levels of land and other asset sales in the first quarter of 2008 compared to the first quarter of 2007.
Net loss
The increase in our net loss was the result of a decrease in operating income, as noted above, as well as a number of other factors described below.
Our interest expense increased primarily due to borrowings during the quarter under our short-term credit facilities, which bear interest at a floating interest rate.
The change in our equity in the loss of Abitibi for the quarter ($35 million) arises because of our ownership interest that was acquired as a result of the Combination.
Our other income (expense), net, improved primarily due to foreign exchange gains resulting from our Canadian dollar denominated debt obligations ($16 million).
Our effective tax rate, which resulted from the recording of a tax provision on a pre-tax loss for the first quarter of 2008 was (5%) compared to a tax provision on a pre-tax loss of (4%) in the same period of 2007. Most of our Canadian operations have continued to experience operating losses. Consequently, income tax benefits and tax credits were offset by tax charges to increase our tax valuation allowance.
The change in our minority interest in the first quarter of 2008 as compared to the first quarter of 2007 was due to the fact that one of our consolidated subsidiaries, which is 49% owned by a minority shareholder, recorded a pre-tax gain on the sale of land in the first quarter of 2007 of $22 million.
Item 4T. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the President and Vice President and Treasurer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
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
On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the combination of Bowater and Abitibi-Consolidated Inc. to form AbitibiBowater Inc. This complaint was dismissed and the matter is now before the Court of Common Pleas in Greenville County, South Carolina, where the parties are currently involved in the initial stages of the litigation, including discovery and the maintaining of various procedural motions. The Levin Group seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. We believe this claim is entirely without merit and intend to continue to contest this matter vigorously.
Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York, Tennessee, and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 800 claims remain. Insurers are defending these claims and we believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.
There have been no other material developments to the legal proceedings described in our annual report on Form 10-K for the year ended December 31, 2007.
Item 1A. Risk Factors.
There are no material changes to the Risk Factors previously disclosed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

BOWATER INCORPORATED
Item 6. Exhibits.
Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

10.1	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto.

10.2	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

BOWATER INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED

	By	/s/ William G. Harvey

William G. Harvey Director, Vice President and Treasurer

	By	/s/ Joseph B. Johnson

Joseph B. Johnson Vice President and Controller
Dated: May 15, 2008

BOWATER INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto.

10.2	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.