Form 10-Q
period 2008-06-30
BOWATER INC
filed 2008-08-22
CIK 743368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 001-08712
BOWATER INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	62-0721803

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1155 Metcalfe Street, Suite 800; Montréal, Québec; Canada H3B 5H2

(Address of principal executive offices)(Zip Code)
(514) 875-2160

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Bowater Incorporated is a wholly-owned subsidiary of AbitibiBowater Inc., and there is no market for the registrant’s common stock. As of July 31, 2008, 56,288,059 shares of the registrant’s common stock were outstanding.
Bowater Incorporated meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H (1)(a) and (b) of Form 10-Q.

BOWATER INCORPORATED

BOWATER INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$844	$798	$1,670	$1,570
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	656	639	1,292	1,240
Depreciation, amortization and cost of timber harvested	65	80	143	160
Distribution costs	77	83	160	158
Selling and administrative expenses	31	46	78	95
Closure costs and related charges	5	—	13	—
Net gain on disposition of assets	(17)	(65)	(40)	(123)

Operating income	27	15	24	40
Equity in loss of Abitibi-Consolidated Inc.	(33)	—	(68)	—
Interest income	12	2	14	4
Interest expense	(52)	(48)	(103)	(95)
Other income (expense), net	(3)	(15)	4	(22)

Loss before income taxes and minority interests	(49)	(46)	(129)	(73)
Income tax provision	(13)	(19)	(17)	(20)
Minority interests, net of tax	(1)	2	1	(5)

Net loss	$(63)	$(63)	$(145)	$(98)

See accompanying notes to unaudited condensed consolidated financial statements.

BOWATER INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$91	$63
Accounts receivable, net	432	462
Accounts receivable from affiliates	91	—
Inventories, net	325	377
Assets held for sale	178	6
Other current assets	53	53

Total current assets	1,170	961

Fixed assets, net	1,863	2,584
Goodwill	407	591
Investment in Abitibi-Consolidated Inc.	176	237
Other assets	253	246

Total assets	$3,869	$4,619

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable and accrued liabilities	$396	$464
Short-term bank debt	305	205
Current installments of long-term debt	13	21
Liabilities associated with assets held for sale	12	—

Total current liabilities	726	690

Long-term debt, net of current installments	2,220	2,242
Other long-term liabilities	506	421
Deferred income taxes	248	365
Minority interests in subsidiaries	77	80
Commitments and contingencies
Shareholder’s equity:
Common stock, $1 par value. 56.3 shares at June 30, 2008 and December 31, 2007	56	56
Exchangeable shares, no par value. 4.9 shares at June 30, 2008 and 5.1 shares at December 31, 2007	241	276
Additional paid-in capital	1,334	1,207
Note receivable from AbitibiBowater Inc.	(650)	—
Deficit	(759)	(600)
Accumulated other comprehensive loss	(130)	(118)

Total shareholder’s equity	92	821

Total liabilities and shareholder’s equity	$3,869	$4,619

See accompanying notes to unaudited condensed consolidated financial statements.

BOWATER INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2008	2007

Net cash used for operating activities	$(63)	$(56)

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(29)	(51)
Dispositions of assets, including timber and timberlands	50	147
Direct acquisition costs related to the merger with Abitibi-Consolidated Inc.	—	(12)

Net cash provided by investing activities	21	84

Cash flows from financing activities:
Cash dividends	—	(23)
Short-term financing, net	101	—
Payments of long-term debt	(20)	(15)
Payments of credit facility fees	(11)	—

Net cash provided by (used for) financing activities	70	(38)

Net increase (decrease) in cash and cash equivalents	28	(10)

Cash and cash equivalents:
Beginning of year	63	99

End of period	$91	$89

See accompanying notes to unaudited condensed consolidated financial statements.

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
1.	Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Bowater Incorporated and its subsidiaries (“Bowater,” also referred to as the “Company,” “we” or “our”). On October 29, 2007, we combined with Abitibi-Consolidated Inc. (“Abitibi”) in a merger of equals (the “Combination”). As a result of the Combination, we and Abitibi each became a wholly-owned subsidiary of AbitibiBowater Inc. (“AbitibiBowater”) and we became an 18% shareholder of Abitibi. The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of our operations for the periods presented. The results of the interim period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008. Certain prior-year amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the 2008 presentation.

Note Contribution and Spin-off During the Second Quarter of 2008

On May 15, 2008, we transferred the ownership interest we held in our wholly-owned subsidiary Bowater Newsprint South LLC (“Newsprint South”) to AbitibiBowater (the “Spin-off”). Newsprint South, now a direct and wholly-owned subsidiary of AbitibiBowater, owns and operates the Coosa Pines, Alabama and Grenada, Mississippi mills, as well as the Westover, Alabama sawmill. The Spin-off was completed to fulfill the requirement of our bank lenders, under our U.S. and Canadian credit facilities, that we transfer the Coosa Pines and Grenada mills to AbitibiBowater. We charged the distribution of our $569 million investment in Newsprint South to additional paid-in-capital. (See Note 6, “Note Contribution and Spin-off During the Second Quarter of 2008”).

On May 12, 2008, AbitibiBowater contributed to Bowater, as additional paid-in-capital, a 12.5% promissory note in the amount of $650 million due June 30, 2013, executed by AbitibiBowater in favor of Bowater. Interest on the note is due semi-annually and is recorded in interest income on our Consolidated Statements of Operations. This note is guaranteed by Newsprint South and certain of its subsidiaries. Since the note receivable is due from our parent, AbitibiBowater, it has been classified as a separate caption in shareholder’s equity. Subsequent repayments of the note by AbitibiBowater will result in a reduction of the note, which will result in an increase in shareholder’s equity.

As a result of the Spin-off, the unaudited condensed consolidated financial statements included herein do not reflect the financial position or results of operations of our former Coosa Pines, Grenada and Westover mills after May 15, 2008.

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements

Impact of Recently Adopted Accounting Pronouncement

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158’s measurement date provisions are effective for fiscal years ending after December 15, 2008. Prior to the adoption of SFAS 158, a measurement date of September 30, 2007 was used for all of our plans. SFAS 158 requires us to use a December 31 measurement date. We have elected to use the 15-month transition method to determine the amount of the adjustment to our opening deficit balance and opening accumulated other comprehensive loss balance on January 1, 2008. The adjustment increased our opening deficit by $6 million, net of taxes of $2 million, and increased our opening accumulated other comprehensive loss by $11 million, net of taxes of $1 million. The increase to our accumulated other comprehensive loss primarily represents the additional net actuarial loss that arose from settlement and curtailment events in the fourth quarter of 2007.

New Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities, requiring us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance also provides additional disclosure requirements related to recognized intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.

In May 2008, the FASB issued Statement No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.

In June 2008, the EITF reached a consensus in Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). This issue addresses the accounting for nonrefundable maintenance deposits paid by the lessee to the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We have not determined the impact of adoption of this accounting guidance on our results of operations or financial position.

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
2.	Inventories, Net

	June 30,	December 31,
(Unaudited, in millions)	2008	2007

At lower of cost or market:
Raw materials and work in process	$54	$77
Finished goods	128	143
Mill stores and other supplies	157	171

	339	391
Excess of current cost over LIFO inventory value	(14)	(14)

	$325	$377

3.	Short-Term Debt

As of June 30, 2008, available borrowings under our bank credit facilities were as follows:

		Amount	Commitment	Termination	Weighted Average
(Unaudited, in millions)	Commitment	Outstanding	Available(1)	Date	Interest Rate(2)

U.S. credit facility	$415	$270	$60	05/11	6.3%
Canadian credit facility	144	35	76	06/09	6.5%

	$559	$305	$136

(1)	The commitment available under each of these revolving bank credit facilities is subject to collateral requirements and covenant restrictions as described below, and in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 15, 2008, and is reduced by outstanding letters of credit of $70 million for the U.S. credit facility and $32 million for the Canadian credit facility. Commitment fees for unused portions of our U.S. and Canadian credit facilities are 50 and 25 basis points, respectively.

(2)	Borrowings under the bank credit facilities incur interest based, at our option, on specified market interest rates plus a margin.
Bowater’s U.S. credit agreement is guaranteed by certain of the U.S. wholly-owned subsidiaries of Bowater and Newsprint South, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater, Newsprint South and their subsidiaries that are guarantors (ii) pledges of 65% of the stock of certain of our foreign subsidiaries, (iii) pledges of the stock of our U.S. subsidiaries that do not own mills or converting facilities and (iv) pledges of the stock of the subsidiaries of Newsprint South. Availability under the U.S. credit facility is limited to 75% of the net consolidated book value of the accounts receivable and inventory, excluding Bowater Canadian Forest Products Inc. (“BCFPI”) and its subsidiaries.

BCFPI’s Canadian credit agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI and is guaranteed by Bowater, Newsprint South and certain of their wholly-owned subsidiaries and certain Canadian subsidiaries of BCFPI. Availability under the Canadian credit facility is limited to 60% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries.

Amendments to Bank Credit Facilities

For a more complete discussion of our U.S. credit facility, our Canadian credit facility, as well as certain amendments to our bank credit facilities entered into on November 2, 2007, February 25, 2008 and March 31, 2008, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008, and for additional amendments to these credit facilities entered into on April 30, 2008, reference is made to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 15, 2008.

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
During the second quarter of 2008, AbitibiBowater, Bowater and certain subsidiaries and affiliates of Bowater entered into further amendments to our U.S. and Canadian credit facilities which required the spin-off of Newsprint South to AbitibiBowater by Bowater to grant the lenders first-ranking mortgages on our former Coosa Pines and Grenada mill assets under the U.S. and Canadian credit agreements and imposed additional reporting obligations on Bowater. The Canadian credit facility was further amended principally to (i) extend the maturity date of the Canadian credit facility from May 28, 2008 to June 5, 2009, (ii) impose additional reporting obligations on BCFPI and implement more extensive eligibility criteria for the assets that may be used in determining the borrowing base under our Canadian credit facility (thereby reducing the funds available under our Canadian credit facility) and (iii) reduce the aggregate commitment for all of the lenders party to our Canadian credit facility from $165 million to $144 million.

During the first six months of 2008, we incurred fees of $11 million associated with the amendments to our bank credit facilities, which are being amortized to interest expense over the term of the facilities.

Our U.S. credit facility permits us to send distributions to AbitibiBowater to service interest on its convertible debt provided that no default exists under the facility at the time of such payment and we are in pro forma compliance with the facility’s financial covenants at the time of such payment. The lenders under our credit facilities have implemented a more traditional, more restrictive borrowing base, using more extensive eligibility criteria and imposing additional reporting obligations. We are not obligated to comply with the additional requirements regarding reporting or the more restrictive borrowing base until November 15, 2008.

In addition, we may make dividends and distributions to AbitibiBowater sufficient to pay (1) taxes attributable to us and our subsidiaries, and (2) up to $10 million more than 50% of certain AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees, and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses, or debt service.

On August 7, 2008, we amended our U.S. and Canadian credit facilities to, among other things, reduce the required interest coverage ratio for the fiscal quarter ending June 30, 2008. These amendments were effective as of June 29, 2008. Without these amendments, we would have been in violation of the interest coverage ratio covenants under our credit facilities for the second quarter.

4.	Accumulated Other Comprehensive Loss

The components of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets are as follows:

	June 30,	December 31,
(Unaudited, in millions)	2008	2007

Unamortized prior service costs (1)	$1	$—
Unamortized actuarial losses (2)	(150)	(135)
Foreign currency translation (3)	20	19
Unrecognized loss on hedging transactions (4)	(1)	(2)

	$(130)	$(118)

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
(1)	Net of deferred tax provision of $14 million at June 30, 2008 and $13 million at December 31, 2007. Net of minority interest of $2 million as of June 30, 2008 and December 31, 2007.

(2)	Net of deferred tax benefit of $69 million and $67 million at June 30, 2008 and December 31, 2007, respectively.

(3)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed indefinitely invested.

(4)	Net of deferred tax benefit of $1 million as of June 30, 2008 and December 31, 2007.
Our comprehensive loss, which includes our net loss and the changes in our accumulated other comprehensive loss, is $63 million and $146 million for the three and six months ended June 30, 2008, respectively, and $69 million and $100 million for the three and six months ended June 30, 2007, respectively.

5.	Pension and Other Postretirement Expense

The components of net periodic benefit costs relating to our pension and other postretirement benefit plans (“OPEB plans”) (prior to the charges to Newsprint South — see Note 7, “Transactions with Related Parties”) are as follows for the three and six months ended June 30, 2008 and 2007:

Pension Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$7	$9	$13	$18
Interest cost	34	32	69	62
Expected return on plan assets	(39)	(33)	(79)	(65)
Amortization of prior service cost	1	1	2	2
Recognized net actuarial loss	2	7	4	14
Special termination benefits	—	4	—	4
Curtailments and settlements	—	2	—	7

Net periodic benefit cost	$5	$22	$9	$42

OPEB Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$1	$1	$1	$1
Interest cost	4	3	7	6
Amortization of prior service credit	(3)	(3)	(6)	(6)
Recognized net actuarial loss	1	1	3	3
Curtailments and settlements	1	—	1	(3)

Net periodic benefit cost	$4	$2	$6	$1

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
Events Impacting Net Periodic Benefit Cost for the Three and Six Months Ended June 30, 2008
In June 2008, the cumulative number of employees terminated as a result of the Combination became significant, triggering a curtailment. As a result, a curtailment loss of $1 million is included in the net periodic benefit cost of our OPEB plans during the three and six months ended June 30, 2008.

Events Impacting Net Periodic Benefit Cost for the Three and Six Months Ended June 30, 2007

In December 2006, January 2007 and March 2007, certain employees received lump-sum payouts from two of our retirement pension plans. Accordingly, settlement losses of $1 million and $6 million were included in the net periodic benefit cost of our pension plans during the three and six months ended June 30, 2007, respectively.

In February 2007, as a result of a mill-wide restructuring of our Thunder Bay, Ontario facility, 157 jobs were eliminated. As a result, a curtailment loss of $1 million and special termination benefits of $4 million were included in the net periodic benefit cost of our pension plans during the three and six months ended June 30, 2007. This event also resulted in a settlement loss at the time the benefits were paid.

In October 2006, we approved changes to our OPEB plan for our U.S. salaried employees. Benefits for employees were either eliminated or reduced depending on whether the employee met certain age and years of service criteria. As a result, a curtailment gain of $3 million was included in the net periodic benefit cost of our OPEB plans during the six months ended June 30, 2007.

6.	Note Contribution and Spin-off During the Second Quarter of 2008

On May 12, 2008, AbitibiBowater contributed to Bowater, as additional paid-in-capital, a 12.5% promissory note in the amount of $650 million due June 30, 2013, executed by AbitibiBowater in favor of Bowater. Interest on the note is due semi-annually and is recorded in interest income on our Consolidated Statements of Operations. This note is guaranteed by Newsprint South and certain of its subsidiaries. Since the note receivable is due from our parent, AbitibiBowater, it has been classified as a separate caption in shareholder’s equity. Subsequent repayments of the note by AbitibiBowater will result in a reduction of the note, which will result in an increase in shareholder’s equity. Prior to May 15, 2008, Newsprint South was a wholly-owned subsidiary of Bowater. Subsequently on May 15, 2008, Newsprint South became a direct subsidiary of AbitibiBowater as a result of the Spin-off (see Note 1, “Organization and Basis of Presentation”).

The impact on the additional paid-in-capital account in shareholder’s equity, resulting from the note contributed and investment distributed in the Spin-off, was as follows:

(Unaudited, in millions)

Note contributed
Note receivable — AbitibiBowater	$650

Total note contributed	650

Investment distributed
Current assets	68
Fixed assets	503
Goodwill	184
Current liabilities	(47)
Long-term debt	(5)
Other long-term liabilities	(3)
Deferred taxes	(131)

Bowater’s investment in Newsprint South	569

Net increase in additional paid-in-capital account in shareholder’s equity	$81

Review of Long-lived Assets (Including Goodwill)
We considered the Spin-off a “triggering event” requiring review of Newsprint South’s long-lived assets for recoverability. The cash flows of the Grenada paper mill, the Coosa Pines paper mill and the Westover sawmill are each at the lowest level for which we are able to identify separate cash flows that are largely independent of cash flows associated with other assets groups. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2007, filed April 14, 2008, for details about assumptions used in the testing of our long-lived assets for impairment. Our testing indicated that the long-lived assets of Newsprint South are recoverable, and that no impairment existed immediately before the Spin-off. The asset impairment was based on a comparison of the book values of Newsprint South to the fair value of the Newsprint South assets transferred. This asset impairment analysis also included an allocation of goodwill as discussed below.

The Spin-off was also considered a “triggering event” requiring review of our goodwill to determine if an impairment test was needed immediately before the Spin-off (i.e., whether we considered it likely that the fair value of our goodwill was impaired). We have two reporting units with goodwill allocated to them: the Newsprint reporting unit and the Specialty Papers reporting unit. Our Grenada paper mill and a portion of our Coosa Pines paper mill were components of the Newsprint reporting unit. The Westover sawmill was not a component of a reporting unit with allocated goodwill. Upon review of the facts, we concluded that it was not likely that the fair value of our Newsprint reporting unit had fallen below its carrying value just prior to the Spin-off; thus, no test for impairment was performed.

Since the Spin-off comprised a portion of a reporting unit that constitutes a business, a portion of the goodwill in the Newsprint reporting unit was allocated to the components that were included in the Spin-off based on the fair value of the newsprint operations of the Grenada and Coosa Pines paper mills relative to the fair value of the other components of the Newsprint reporting unit that will remain with Bowater. The allocation of goodwill to the components included in the Spin-off is as follows:

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited, in millions)	Allocation of
Goodwill as of
Components of Newsprint Reporting Unit	May 15, 2008

Components included in the Spin-off	$184
Other components that will remain with Bowater	342

$526

Immediately after the Spin-off, we evaluated our Newsprint reporting unit, consisting of the remaining components, for impairment. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2007, filed April 14, 2008, for details about assumptions used in the testing of our goodwill for impairment. No significant changes to those assumptions were needed for this interim test. Our test indicated that there was no impairment of the $342 million remaining goodwill immediately following the Spin-off.

7.	Transactions with Related Parties

On January 1, 2008, we began providing certain corporate administrative services on behalf of AbitibiBowater and certain of its subsidiaries (referred to as “Affiliates”) including legal, finance, tax, risk management, IT, executive management, payroll and employee benefits. As such, we have charged a portion of our general and administrative expenses to our Affiliates and recorded this charge as a reduction of our costs, based on specific identification or on an appropriate allocation key (e.g., sales, purchases, headcount, etc.) determined by the type of expense or department. During the three and six months ended June 30, 2008, we charged our Affiliates approximately $4 million and $7 million, respectively, for certain corporate administrative expenses that we incurred on their behalf, net of expenses our Affiliates incurred on our behalf.

We maintain a centralized domestic sales force. We buy products from our Affiliates at the same price we sell those products to third party customers. In order to compensate us for these services, we charge our Affiliates and our subsidiaries a service fee equal to 120% of our selling costs based on the value of the products acquired from them. The fees charged to our wholly-owned subsidiaries are eliminated in consolidation. During the three and six months ended June 30, 2008, we charged our Affiliates $2 million and $3 million, respectively, for these services.

Since the Spin-off, from May 15, 2008 through June 30, 2008, goods in the amount of $72 million were purchased from Newsprint South, now an Affiliate. Additionally, during the six months ended June 30, 2008, we sold $14 million of wood products to, and purchased $13 million of recycled fiber from, our Abitibi Affiliates at market prices. These transactions were made in the normal course of business and have been recorded at the exchanged amounts.

We sponsor a number of defined benefit pension plans and other postretirement benefit plans covering our employees and employees of Newsprint South. Since the Spin-off, we have charged Newsprint South for pension and other postretirement benefit costs based on an actuarial determination of the current service cost associated with its employees. This charge of less than $1 million for both the three and six months ended June 30, 2008 is recorded as a reduction to our pension benefit costs.

We maintain a number of share-based compensation programs that provided for grants of stock options, restricted stock units and deferred stock units to our directors, officers and certain key employees (as well as certain key employees of Newsprint South). After the Combination with Abitibi, any new grants of share-based awards are made through AbitibiBowater’s plans. Since the Spin-off, we have charged Newsprint South for share-based compensation based on the fair value of the unvested awards granted to its employees. This charge of less than $1 million for both the three and six months ended June 30, 2008 is recorded as a reduction to our share-based compensation costs.

For the three months ended June 30, 2008, we recorded $11 million of interest income on the note receivable from AbitibiBowater.

8.	Commitments and Contingencies

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

There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 15, 2008.

9.	Off-Balance Sheet Debt Guarantees

In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our Qualified Special Purpose Entities (QSPEs). Bowater guarantees approximately $5 million of the investor notes’ principal balance at June 30, 2008. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2 million) through 2008. The remaining investor notes’ principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $24 million and obligations of approximately $22 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, neither of which has ever occurred.

On April 1, 2008, AbitibiBowater consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 (“the Convertible Notes”) to Fairfax Financial Holdings Limited and certain of its designated subsidiaries. The Convertible Notes bear interest at a rate of 8% per annum (10% per annum if payment of

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
interest is made through the issuance of additional convertible notes as “pay in kind”). We provided a full and unconditional guarantee of the payment of principal and interest on the Convertible Notes. Our guarantee ranks equally in right of payment with all of our existing and future senior indebtedness.

10.	Segment Information

We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and lumber.

None of the income or loss items following “Operating income (loss)” in our Condensed Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, impairments, employee termination costs, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.

Only assets which are identifiable by segment and reviewed by our management are allocated to segment assets. Allocated assets include goodwill and finished goods inventory. All other assets are not identifiable by segment and are included in “Corporate and Other.”

The following tables summarize information about segment sales and operating income (loss) for the three and six months ended June 30, 2008 and 2007:

			Coated	Specialty	Market		Corporate	Consolidated
(Unaudited, in millions)		Newsprint	Papers	Papers	Pulp	Lumber	and Other	Total

Sales
Second Quarter	2008	$303	$167	$166	$153	$54	$1	$844
Second Quarter	2007	313	129	151	138	64	3	798

Year to date	2008	606	336	320	304	103	1	1,670
Year to date	2007	616	258	292	271	127	6	1,570

Operating income (loss)(1)
Second Quarter	2008	$(4)	$35	$(5)	$19	$(3)	$(15)	$27
Second Quarter	2007	(11)	4	(11)	18	(7)	22	15

Year to date	2008	(28)	69	(5)	49	(21)	(40)	24
Year to date	2007	(16)	13	(19)	37	(21)	46	40

(1)	“Corporate and Other” operating income (loss) includes a net gain from disposition of assets of $17 million and $65 million for the three months ended June 30, 2008 and 2007, respectively, and $40 million and $123 million for the six months ended June 30, 2008 and 2007, respectively, and closure costs and related charges of $5 million and $13 million for the three and six months ended June 30, 2008, respectively.
The following table summarizes information about segment assets as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(Unaudited, in millions)	2008	2007
Newsprint	$384	$587
Coated papers	26	15
Specialty papers	96	99
Market pulp	19	21
Lumber	10	14
Corporate and other	3,334	3,883

	$3,869	$4,619

BOWATER INCORPORATED
FORWARD-LOOKING STATEMENTS
Statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our plans to achieve operational improvements and efficiencies, including, among other things, reducing costs and increasing export shipments, our ability to implement newsprint price increases, our ability to realize synergies from the combination with Abitibi-Consolidated Inc. (“Abitibi”), the anticipated timing and progress of integration efforts related to the combination, our ability to meet our debt reduction target (including the success of our program to sell non-core assets, consolidate operations and the success of other actions aimed at reducing our debt), our ability to renew and comply with the requirements of our credit facilities, our ability to maintain and improve customer service levels, and our assessment of market conditions, anticipated future financial performance and our business outlook generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “will,” “could,” “may,” “expect,” “believe,” “anticipate” and other terms with similar meaning indicating possible future events or potential impact on our business.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, our ability to reduce newsprint and specialty papers capacity as quickly as anticipated, our ability to obtain timely contributions to our cost reduction initiatives from our unionized and salaried employees, the continued strength of the Canadian dollar against the U.S. dollar, industry conditions generally and further growth in alternative media, actions of competitors, the demand for higher margin coated and uncoated mechanical paper, our ability to realize announced price increases, the costs of raw materials such as energy, chemicals and fiber, our ability to service our increased debt and refinancing risk. In addition, with respect to forward-looking statements relating to the combination with Abitibi, the following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the risk that the businesses will not be integrated successfully or that the improved financial performance, product quality and product development will not be achieved; the risk that other combinations within the industry or other factors may limit our ability to improve our competitive position; the risk that the cost savings and other expected synergies from the combination may not be fully realized or may take longer to realize than expected; and disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers. Additional risk factors that could cause actual results to differ from forward-looking statements are enumerated in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008. All forward-looking statements in this report are expressly qualified by information contained in this report and in our other filings with the SEC. Bowater disclaims any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Abbreviated pursuant to General Instructions H(1)(a) and (b) of Form 10-Q.)
This Management’s Discussion and Analysis includes the accounts of Bowater Incorporated and subsidiaries (“Bowater,” also referred to as “the Company”, “we” or “our”). On October 29, 2007, we combined with Abitibi in a merger of equals (the “Combination”). As a result of the Combination, we and Abitibi each became a wholly-owned subsidiary of AbitibiBowater Inc. (“AbitibiBowater”), and we became an 18% shareholder of Abitibi.
This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Unaudited Condensed Consolidated Financial Statements and related notes appearing in Item 1 of this Form 10-Q.
Note Contribution and Spin-off During the Second Quarter of 2008
On May 15, 2008, we transferred the ownership interest we held in our wholly-owned subsidiary Bowater Newsprint South LLC (“Newsprint South”) to AbitibiBowater (the “Spin-off”). Newsprint South, now a direct and wholly-owned subsidiary of AbitibiBowater, owns and operates the Coosa Pines, Alabama and Grenada, Mississippi mills, as well as the Westover, Alabama sawmill. The Spin-off was completed to fulfill the requirement of our bank lenders, under our U.S. and Canadian credit facilities, that we transfer the Coosa Pines and Grenada mills to AbitibiBowater. We charged the distribution of our $569 million investment in Newsprint South to additional paid-in-capital. (See Note 6, “Note Contribution and Spin-off During the Second Quarter of 2008”).

BOWATER INCORPORATED
On May 12, 2008, AbitibiBowater contributed to Bowater, as additional paid-in-capital, a 12.5% promissory note in the amount of $650 million due June 30, 2013, executed by AbitibiBowater in favor of Bowater. Interest on the note is due semi-annually and is recorded in interest income on our Consolidated Statements of Operations. This note is guaranteed by Newsprint South and certain of its subsidiaries. Since the note receivable is due from our parent, AbitibiBowater, it has been classified as a separate caption in shareholder’s equity. Subsequent repayments of the note by AbitibiBowater will result in a reduction of the note, which will result in an increase in shareholder’s equity.
As a result of the Spin-off, the unaudited condensed consolidated financial statements included herein do not reflect the financial position or results of operations of our former Coosa Pines, Grenada and Westover mills after May 15, 2008.

BOWATER INCORPORATED
Business and Financial Review

	Six Months Ended June 30,
(Unaudited, in millions)	2008	2007	Change

Sales	$1,670	$1,570	$100
Operating income	24	40	(16)
Net loss	(145)	(98)	(47)

Significant items that improved (lowered) operating income:
Product pricing			$392
Shipment volume			(292)

Change in sales			100
Change in cost of sales and depreciation, amortization and cost of timber harvested			(35)
Change in distribution costs			(2)
Change in selling and administrative expenses			17
Change in closure costs and related charges			(13)
Change in net gain on disposition of assets			(83)

Change in operating income			(16)

Other significant items that improved (lowered) net income:
Change in interest expense			(8)
Change in interest income			10
Change in equity in loss of Abitibi			(68)
Change in other income (expense)			26
Change in income tax provision			3
Change in minority interests, net of tax			6

Change in net loss			$(47)

Six months ended June 30, 2008 versus June 30, 2007
Sales
Sales increased in the first six months of 2008 as compared to the same period of 2007 due primarily to higher transaction prices for newsprint, coated papers, specialty papers, and market pulp and increased shipments of coated papers, partially offset by lower transaction prices and shipments of lumber.
Operating income
Operating income in the first six months of 2008 decreased compared to the same period of 2007 due to changes in costs as listed in the table above and discussed below.
Manufacturing Costs
Our manufacturing costs were higher in the first six months of 2008 as compared to the first six months of 2007 resulting primarily from increased costs for fiber and wood ($45 million), energy ($23 million), chemicals ($15 million) and unfavorable currency exchange ($57 million), partially offset by lower costs for labor and benefits ($45 million), maintenance repairs ($17 million) and lower

BOWATER INCORPORATED
volumes ($17 million).
Distribution costs
Our distribution costs were slightly higher in the first six months of 2008 as compared to the first six months of 2007, despite a significant reduction in shipments year over year. Distribution costs per ton in 2008 were significantly higher as a result of our market mix of domestic versus export shipments, higher fuel charges by our carriers and the destination of customers.
Net gain on disposition of assets
Our net gain on disposition of assets relates primarily to land sales. The decrease is due to lower levels of land and other asset sales in the first six months of 2008 compared to the first six months of 2007.
Net loss
In addition to the decrease in operating income as noted above, the increase in our net loss was also the result of a number of other factors described below.
The change in our equity in the loss of Abitibi for the first six months of 2008 ($68 million) arises because of our ownership interest that was acquired as a result of the Combination.
Our interest income increased in the first six months of 2008 compared to the same period of 2007 primarily due to interest earned on a note receivable from AbitibiBowater.
Our interest expense increased primarily due to borrowings during the first six months of 2008 under our short-term credit facilities, which bear interest at a floating interest rate.
Our other income (expense), net, improved primarily due to foreign exchange gains resulting from our Canadian dollar denominated debt obligations.
Our effective tax rate, which resulted from the recording of a tax provision on a pre-tax loss for the first six months of 2008 was (13%) compared to a tax provision on a pre-tax loss of (27%) in the same period of 2007. Most of our operations outside of the United States have continued to experience operating losses. Consequently, income tax benefits and tax credits were offset by tax charges to increase our tax valuation allowance.

BOWATER INCORPORATED
Liquidity
During the second quarter of 2008, AbitibiBowater, Bowater and certain subsidiaries and affiliates of Bowater entered into further amendments to our U.S. and Canadian credit facilities which required the Spin-off of Newsprint South to AbitibiBowater by Bowater to grant the lenders first-ranking mortgages on our former Coosa Pines and Grenada mill assets under the U.S. and Canadian credit agreements and imposed additional reporting obligations on Bowater. The transfer of Newsprint South out of the Bowater consolidated group will impact Bowater’s results of operations going forward, decreasing their revenues and costs. We believe the impact on our results of operations will be substantially offset by the interest payments we receive on the 12.5% promissory note in the amount of $650 million contributed to us by AbitibiBowater. In addition, we are exploring the possibility, subject to market conditions, of obtaining additional financing during the fourth quarter of 2008 to provide additional liquidity support. However, no assurance can be made that we will be able to obtain such financing or that it will be available on terms that are acceptable to us.
The Canadian credit facility was further amended principally to (i) extend the maturity date of the Canadian credit facility from May 28, 2008 to June 5, 2009, (ii) impose additional reporting obligations on BCFPI and implement more extensive eligibility criteria for the assets that may be used in determining the borrowing base under our Canadian credit facility (thereby reducing the funds available under our Canadian credit facility) and (iii) reduce the aggregate commitment for all of the lenders party to our Canadian credit facility from $165 million to $144 million.
On August 7, 2008, we amended our U.S. and Canadian credit facilities to, among other things, reduce the required interest coverage ratio for the fiscal quarter ending June 30, 2008. These amendments were effective as of June 29, 2008. Without these amendments, we would have been in violation of the interest coverage ratio covenants under our credit facilities for the second quarter.
For a more complete discussion of our U.S. credit facility, our Canadian credit facility, as well as certain amendments to our bank credit facilities entered into on November 2, 2007, February 25, 2008 and March 31, 2008, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008, and for additional amendments to these credit facilities entered into on April 30, 2008, reference is made to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 15, 2008.
We expect to be in compliance with the covenants under our U.S. and Canadian credit facilities through June 30, 2009.
As of June 30, 2008, availability under our U.S. and Canadian bank credit facilities was $60 million and $76 million, respectively. Bowater’s next significant maturity of long-term debt is its $248 million, 9% debentures due August 2009 (as well as the Bowater Canadian credit facility which expires on June 5, 2009). As discussed above, on May 15, 2008, Bowater transferred the common stock of Newsprint South that it held to AbitibiBowater. The Spin-off provides AbitibiBowater the ability to enter into asset-backed loans utilizing the Coosa Pines and Grenada mill assets.
On April 1, 2008, we provided a full and unconditional guarantee of the payment of principal and interest on $350 million of face amount of unregistered convertible notes issued by AbitibiBowater on the same date. See Note 9, “Off-Balance Sheet Debt Guarantees” to our Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a further discussion of this guarantee.

BOWATER INCORPORATED

Item 4T.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2008. Based on that evaluation, the President and Vice President and Treasurer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
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
There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 15, 2008.

Item 1A.	Risk Factors.
There are no material changes to the Risk Factors previously disclosed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008.

BOWATER INCORPORATED

Item 6.	Exhibits.

Exhibit No.	Description

10.1	8% Senior Convertible Notes due 2013 Indenture, dated April 1, 2008, by and among AbitibiBowater Inc., Bowater Incorporated and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2008, SEC File No. 001-08712).

10.2	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008, SEC File No. 001-08712).

10.3	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008, SEC File No. 001-08712).

10.4	Seventh Amendment, dated as of June 6, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2008, SEC File No. 001-08712).

10.5	Seventh Amendment, dated as of August 7, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.17 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

10.6	Ninth Amendment, dated as of August 7, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.18 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

BOWATER INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED
By	/s/ William G. Harvey
William G. Harvey
Director, Vice President and Treasurer

By	/s/ Joseph B. Johnson
Joseph B. Johnson
Vice President and Controller

Dated: August 22, 2008

BOWATER INCORPORATED
INDEX TO EXHIBITS

Exhibit No.	Description

10.1	8% Senior Convertible Notes due 2013 Indenture, dated April 1, 2008, by and among AbitibiBowater Inc., Bowater Incorporated and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2008, SEC File No. 001-08712).

10.2	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008, SEC File No. 001-08712).

10.3	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008, SEC File No. 001-08712).

10.4	Seventh Amendment, dated as of June 6, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2008, SEC File No. 001-08712).

10.5	Seventh Amendment, dated as of August 7, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.17 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

10.6	Ninth Amendment, dated as of August 7, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.18 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.