Form 10-Q
period 2008-09-30
BOWATER INC
filed 2008-11-14
CIK 743368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
COMMISSION FILE NUMBER: 001-08712
BOWATER INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware	62-0721803

(State or other jurisdiction of incorporation or organization )	(I.R.S. employer identification number)
1155 Metcalfe Street, Suite 800; Montréal, Québec; Canada H3B 5H2

(Address of principal executive offices) (Zip Code)
(514) 875-2160

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Bowater Incorporated is a wholly-owned subsidiary of AbitibiBowater Inc., and there is no market for the registrant’s common stock. As of October 31, 2008, 100 shares of the registrant’s common stock were outstanding.
Bowater Incorporated meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H (1)(a) and (b) of Form 10-Q.

BOWATER INCORPORATED

BOWATER INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$854	$815	$2,524	$2,385
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	662	672	1,954	1,912
Depreciation, amortization and cost of timber harvested	59	80	202	240
Distribution costs	85	84	245	242
Selling and administrative expenses	40	50	118	145
Arbitration award	—	28	—	28
Closure costs, impairment and other related charges	127	—	140	—
Net gain on disposition of assets	(4)	(17)	(44)	(140)

Operating loss	(115)	(82)	(91)	(42)
Equity in loss of Abitibi-Consolidated Inc.	(24)	—	(92)	—
Interest income	21	2	35	6
Interest expense	(51)	(47)	(154)	(142)
Other income (expense), net	3	(19)	7	(41)

Loss before income taxes and minority interests	(166)	(146)	(295)	(219)
Income tax benefit (provision)	18	1	1	(19)
Minority interests, net of tax	(1)	3	—	(2)

Net loss	$(149)	$(142)	$(294)	$(240)

See accompanying notes to unaudited condensed consolidated financial statements.

BOWATER INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share data)

	September 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$100	$63
Accounts receivable, net	473	462
Accounts receivable from affiliates	10	—
Inventories, net	344	377
Assets held for sale	181	6
Other current assets	38	53

Total current assets	1,146	961

Fixed assets, net	1,690	2,584
Goodwill	407	591
Investment in Abitibi-Consolidated Inc.	148	237
Other assets	258	246

Total assets	$3,649	$4,619

Liabilities and shareholder’s (deficit) equity
Current liabilities:
Accounts payable and accrued liabilities	$417	$464
Short-term bank debt	382	205
Current installments of long-term debt	262	21
Liabilities associated with assets held for sale	13	—

Total current liabilities	1,074	690

Long-term debt, net of current installments	1,964	2,242
Other long-term liabilities	402	421
Deferred income taxes	225	365
Minority interests in subsidiaries	75	80
Commitments and contingencies
Shareholder’s (deficit) equity:
Common stock, $.01 par value and 100 shares at September 30, 2008 and $1 par value and 56.3 million shares at December 31, 2007	—	56
Exchangeable shares, no par value. 4.4 million shares at September 30, 2008; 5.1 million shares at December 31, 2007	242	276
Additional paid-in capital	1,388	1,207
Note receivable from AbitibiBowater Inc.	(681)	—
Deficit	(910)	(600)
Accumulated other comprehensive loss	(130)	(118)

Total shareholder’s (deficit) equity	(91)	821

Total liabilities and shareholder’s (deficit) equity	$3,649	$4,619

See accompanying notes to unaudited condensed consolidated financial statements.

BOWATER INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2008	2007

Net cash used in operating activities	$(125)	$(114)

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(39)	(73)
Dispositions of assets, including timber and timberlands	55	167
Direct acquisition costs related to the merger with Abitibi-Consolidated Inc.	—	(17)

Net cash provided by investing activities	16	77

Cash flows from financing activities:
Cash dividends	—	(35)
Short-term financing, net	177	72
Payments of long-term debt	(20)	(15)
Payments of credit facility fees	(11)	—

Net cash provided by financing activities	146	22

Net increase (decrease) in cash and cash equivalents	37	(15)

Cash and cash equivalents:
Beginning of period	63	99

End of period	$100	$84

See accompanying notes to unaudited condensed consolidated financial statements.

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Basis of Presentation
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Bowater Incorporated and its subsidiaries (“Bowater,” also referred to as the “Company,” “we” or “our”). On October 29, 2007, we combined with Abitibi-Consolidated Inc. (“Abitibi”) in a merger of equals (the “Combination”). As a result of the Combination, we and Abitibi each became a wholly-owned subsidiary of AbitibiBowater Inc. (“AbitibiBowater”) and we became an 18% shareholder of Abitibi. The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of our operations for the periods presented. The results of the interim period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008. Certain prior-year amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the 2008 presentation.
Reduction in Common Stock
In January 2008, AbitibiBowater, Bowater’s sole shareholder, approved an amendment to the Certificate of Incorporation, reducing the number of Bowater’s outstanding common shares from approximately 56.3 million shares to 100 shares, and reducing the par value of those shares from $1.00 to $0.01. Accordingly, as of September 30, 2008, “Common stock” decreased and “Additional paid-in capital” increased by approximately $56 million on our Condensed Consolidated Balance Sheets.
Note Contribution and Spin-off During the Second Quarter of 2008
On May 15, 2008, we transferred the ownership interest we held in our wholly-owned subsidiary, Bowater Newsprint South LLC (“Newsprint South”), to AbitibiBowater (the “Spin-off”). Newsprint South, now a direct and wholly-owned subsidiary of AbitibiBowater, owns and operates the Coosa Pines, Alabama and Grenada, Mississippi mills, as well as the Westover, Alabama sawmill. The Spin-off was completed to fulfill the requirement of our bank lenders, under our U.S. and Canadian credit facilities, that we transfer the Coosa Pines and Grenada mills to AbitibiBowater. We charged the distribution of our $569 million investment in Newsprint South to additional paid-in-capital. (See Note 7, “Note Contribution and Spin-off During the Second Quarter of 2008”).
On May 12, 2008, AbitibiBowater contributed to Bowater, as additional paid-in capital, a 12.5% promissory note in the amount of $650 million due June 30, 2013, executed by AbitibiBowater in favor of Bowater. Interest on the note is due semi-annually and is recorded in interest income on our Unaudited Condensed Consolidated Statements of Operations. This note is guaranteed by Newsprint South and certain of its subsidiaries. Since the note receivable is due from our parent, AbitibiBowater, it has been classified as a separate caption in shareholder’s (deficit) equity. Subsequent repayments of the note by AbitibiBowater will result in a reduction of the note, which will result in an increase in shareholder’s (deficit) equity. On October 15, 2008, AbitibiBowater elected to make the interest payment due on that date through the issuance of an additional note with similar terms. As a result, the interest receivable on the note as of September 30, 2008 of $31 million is included in “Note receivable from AbitibiBowater Inc.” in shareholder’s (deficit) equity.
As a result of the Spin-off, the unaudited condensed consolidated financial statements included herein do not reflect the financial position or results of operations of our former Coosa Pines, Grenada and Westover mills after May 15, 2008.
Impact of Recently Adopted Accounting Pronouncement
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158’s measurement date provisions are effective for fiscal years ending after December 15, 2008. Prior to the adoption of SFAS 158, a measurement date of September 30, 2007 was

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
used for all of our plans. SFAS 158 requires us to use a December 31 measurement date. We have elected to use the 15-month transition method to determine the amount of the adjustment to our opening deficit balance and opening accumulated other comprehensive loss balance on January 1, 2008. The adjustment increased our opening deficit by $6 million, net of taxes of $2 million, and increased our opening accumulated other comprehensive loss by $11 million, net of taxes of $1 million. The increase to our accumulated other comprehensive loss primarily represents the additional net actuarial loss that arose from our settlement and curtailment events in the fourth quarter of 2007.
New Accounting Pronouncements
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities, requiring us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
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
In May 2008, the FASB issued Statement No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
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
2. Inventories, Net

	September 30,	December 31,
(Unaudited, in millions)	2008	2007

At lower of cost or market:
Raw materials and work in process	$49	$77
Finished goods	154	143
Mill stores and other supplies	155	171

	358	391
Excess of current cost over LIFO inventory value	(14)	(14)

	$344	$377

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
3. Liquidity and Debt
Liquidity, Short-term Bank Debt and Current Installments of Long-Term Debt
As of September 30, 2008, total short-term bank debt and current installments of long-term debt totaled $644 million. In order to address our significant upcoming debt maturities, which primarily consist of: (i) our Canadian credit facility which matures on June 5, 2009 ($67 million outstanding at September 30, 2008) and (ii) our $248 million 9% debentures due August 1, 2009, we are currently pursuing refinancing alternatives and the sale of assets.
Our primary sources of liquidity and capital resources are cash on hand, cash provided from operations and available borrowings under our bank credit facilities. As of September 30, 2008, we had cash on hand of approximately $100 million. Our third quarter 2008 cash used in operations was $62 million, an increase of $18 million as compared to the second quarter of 2008. In addition, we had $76 million of available borrowings under our bank credit facilities.
There is no assurance that we will have sufficient cash to repay our $248 million 9% debentures due August 1, 2009, without significant asset sales or external financing as presently contemplated by our available refinancing plans. Additionally, our $144 million Canadian bank credit facility will expire on June 5, 2009 ($67 million outstanding at September 30, 2008). We are currently seeking to replace both the U.S. and Canadian credit facilities with a senior secured asset-based revolving credit facility with a syndicate of lenders and are exploring the feasibility of issuing senior secured notes contingent upon the consummation of the new asset-based revolving credit facility. The proceeds of any such notes offering would be used to repay our 9% debentures due August 1, 2009 and for working capital.
Bank Credit Facilities
As of September 30, 2008, available borrowings under our bank credit facilities were as follows:

					Weighted
		Amount	Commitment	Termination	Average
(Unaudited, in millions)	Commitment	Outstanding	Available(1)	Date	Interest Rate(2)

U.S. credit facility	$415	$315	$30	05/11	6.7%
Canadian credit facility	144	67	46	06/09	6.3%

	$559	$382	$76

(1)	The commitment available under each of these revolving bank credit facilities is subject to collateral requirements and covenant restrictions (after giving effect to the financial covenant waivers included in the November 12, 2008 amendment) as described below or in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 15, 2008 or in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 22, 2008, and is reduced by outstanding letters of credit of $70 million for our U.S. credit facility and $31 million for our Canadian credit facility. Commitment fees for unused portions of our U.S. and Canadian credit facilities are 50 and 25 basis points, respectively.

(2)	Borrowings under the bank credit facilities incur interest based, at our option, on specified market interest rates plus a margin.
Our U.S. credit agreement is guaranteed by AbitibiBowater, Newsprint South and certain wholly-owned U.S. subsidiaries of Bowater and Newsprint South, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater, Newsprint South and their subsidiaries that are guarantors, (ii) pledges of 65% of the stock of certain of our foreign subsidiaries, (iii) pledges of the stock of our U.S. subsidiaries that do not own mills or converting facilities and (iv) pledges of the stock of the subsidiaries of Newsprint South. Availability under the U.S. credit facility is limited to 75% of the net consolidated book value of our accounts receivable and inventory, excluding Bowater Canadian Forest Products Inc. (“BCFPI”) and its subsidiaries, and is reduced by the amount of outstanding letters of credit.

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
Our Canadian credit agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI and is guaranteed by us, Newsprint South and certain of their wholly-owned subsidiaries and certain subsidiaries of BCFPI. Availability under the Canadian credit facility is limited to 60% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries, and is reduced by the amount of outstanding letters of credit.
Amendments to Bank Credit Facilities
For a more complete discussion of our U.S. credit facility, our Canadian credit facility, as well as certain amendments to these bank credit facilities entered into on November 2, 2007, February 25, 2008 and March 31, 2008, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008, for amendments to these bank credit facilities entered into on April 30, 2008, reference is made to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 15, 2008 and for amendments to these bank credit facilities entered into on June 6, 2008 and August 7, 2008, reference is made to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 22, 2008.
During the second quarter of 2008 and the first nine months of 2008, we incurred fees of $11 million associated with the amendments to the bank credit facilities, which are being amortized to interest expense over the term of the facilities.
Our U.S. credit facility permits us to send distributions to AbitibiBowater to service interest on its convertible debt provided that no default exists under this facility at the time of such payment and we are in pro forma compliance with this facility’s financial covenants at the time of such payment. Under previous amendments, the lenders under our U.S. and Canadian credit facilities implemented a more restrictive borrowing base, using more extensive eligibility criteria and imposing additional reporting obligations on us (although, as described below, the date by which we must comply with these more restrictive requirements is now to be phased in through March 31, 2009).
On November 12, 2008, we and the other parties to our U.S. and Canadian credit facilities entered into amendments to those facilities that, among other things: (1) waive the requirement that we are required to comply immediately with the more restrictive borrowing base requirements by November 15, 2008 and provide instead for phased-in implementation through March 31, 2009 (extending to April 29, 2009 under certain circumstances) and waive compliance with certain financial covenant requirements for the third quarter of 2008 (absent such waiver, we would have been in violation of the senior secured leverage ratio and the interest coverage ratio covenants under the credit facilities for the third quarter); (2) amend certain covenants, including the leverage ratio, for the fourth quarter of 2008; (3) increase the interest rate under each facility by 125 basis points; (4) provide a lien on substantially all Canadian fixed assets and the shares of our South Korean subsidiary (which operates our Mokpo mill) to Canadian lenders, as security for indebtedness in a principal amount not to exceed 10% of the shareholders’ equity of BCFPI as of September 30, 2008; (5) add a provision requiring that 75% of the proceeds of asset sales by us or our subsidiaries be used to reduce amounts outstanding under both facilities on a pro rata basis; (6) reduce, pro rata, the aggregate amount of the commitment under both facilities by $10 million; and (7) require that we maintain no more than $70 million of cash on hand, with any excess to be used to reduce amounts outstanding under the facilities.
We expect to be in compliance with the financial covenants of the amended credit facilities through March 31, 2009. However, as discussed above, we expect to refinance our U.S. and Canadian credit facilities prior to March 31, 2009. Our ability to consummate such refinancing will be subject to market and other conditions, and no assurance can be made that such transactions will be consummated on terms acceptable to us, or at all.
The U.S. and Canadian credit facilities further provide that we may make dividends and distributions to AbitibiBowater sufficient to pay (1) taxes attributable to us and our subsidiaries and (2) up to $10 million more than 50% of certain of AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses or debt service.
We may also, from time to time, subject to any applicable restrictions contained in any indebtedness documents, enter into transactions with related parties, including AbitibiBowater, for management and other services (such as IT, environmental, human resources and legal services) and intercompany advances, loans and investments, intercompany product sales and purchases.

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
4. Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets are as follows:

	September 30,	December 31,
(Unaudited, in millions)	2008	2007

Unamortized prior service costs (1)	$3	$—
Unamortized actuarial losses (2)	(151)	(135)
Foreign currency translation (3)	18	19
Unrecognized loss on hedging transactions (4)	—	(2)

	$(130)	$(118)

(1)	Net of deferred tax provision of $16 million and $13 million as of September 30, 2008 and December 31, 2007, respectively. Net of minority interest of $3 million and $2 million as of September 30, 2008 and December 31, 2007, respectively.

(2)	Net of deferred tax benefit of $71 million and $67 million as of September 30, 2008 and December 31, 2007, respectively.

(3)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed indefinitely invested.

(4)	Net of deferred tax benefit of $1 million as of September 30, 2008 and December 31, 2007.
Our comprehensive loss, which includes our net loss and the changes in our accumulated other comprehensive loss, was $149 million and $295 million for the three and nine months ended September 30, 2008, respectively, and $143 million and $243 million for the three and nine months ended September 30, 2007, respectively.
5. Closure Costs, Impairment and Other Related Charges
“Closure costs, impairment and other related charges” in the Condensed Consolidated Statements of Operations includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2008	2007	2008	2007

Asset impairment	$127	$—	$127	$—
Other closure costs:
Noncancelable contracts	—	—	10	—
Severance and other	—	—	3	—

	$127	$—	$140	$—

Immediately upon the Combination, AbitibiBowater began a comprehensive strategic review of its operations to reduce costs and improve its profitability. On November 29, 2007, AbitibiBowater announced the results of the initial phase of its comprehensive review, which included a decision to reduce its newsprint and specialty papers production capacity by approximately one million metric tons per year. The reductions included the permanent closure of our Dalhousie, New Brunswick paper mill, as well as the indefinite idling of our Donnacona, Quebec paper mill. Additionally, AbitibiBowater decided to permanently close paper machine no. 3 at our Gatineau, Quebec facility. The actions were completed in the first quarter of 2008. We recorded charges of $123 million for long-lived asset impairment, severance and termination costs associated with our mills in the fourth quarter of 2007. During the nine months ended September 30, 2008, we recorded additional costs for noncancelable contracts of $10 million and severance and other costs of $3 million at our Dalhousie and Donnacona operations.

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
In November 2008, AbitibiBowater announced the permanent closure of our previously idled Donnacona paper mill, based on current market conditions. Upon review of the recoverability of the long-lived assets at this facility, we used this additional information and recorded long-lived asset impairment charges of $127 million at our Donnacona paper mill for the three and nine months ended September 30, 2008. The fair value of the long-lived assets of Donnacona of $10 million was determined based on its estimated sale and salvage values. Additionally, $7 million of mill stores inventory was determined to be unusable and was recorded in cost of sales.
6. Pension and Other Postretirement Expense
The components of net periodic benefit costs relating to our pension and other postretirement benefit plans (“OPEB plans”) (prior to the charges to Newsprint South — see Note 8, “Transactions with Related Parties”) are as follows for the three and nine months ended September 30, 2008 and 2007:
Pension Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$7	$9	$20	$27
Interest cost	34	33	103	95
Expected return on plan assets	(40)	(35)	(119)	(100)
Amortization of prior service cost	1	1	3	3
Recognized net actuarial loss	2	7	6	21
Special termination benefits	—	3	—	7
Curtailments and settlements	—	5	—	12

Net periodic benefit cost	$4	$23	$13	$65

OPEB Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$—	$1	$1	$2
Interest cost	3	3	10	9
Amortization of prior service credit	(2)	(3)	(8)	(9)
Recognized net actuarial loss	1	2	4	5
Curtailments and settlements	—	—	2	(3)

Net periodic benefit cost	$2	$3	$9	$4

Events Impacting Net Periodic Benefit Cost for the Three and Nine Months Ended September 30, 2008
In June 2008, the cumulative number of employees terminated as a result of the Combination became significant, triggering a curtailment. As a result, a curtailment loss of $2 million was included in the net periodic benefit cost of our OPEB plans during the nine months ended September 30, 2008.

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
Events Impacting Net Periodic Benefit Cost for the Three and Nine Months Ended September 30, 2007
In June 2007, union members at our Dolbeau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 130 jobs were eliminated. A curtailment loss of approximately $2 million was included in the net periodic benefit cost of our pension plans for the three and nine months ended September 30, 2007 as a result of the employee reduction.
In May 2007, union members at our Gatineau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 143 jobs were eliminated. A curtailment loss of approximately $2 million and special termination benefits of approximately $3 million were included in the net periodic benefit cost of our pension plans for the three and nine months ended September 30, 2007 as a result of the employee reduction.
At various dates from December 2006 to June 2007, certain employees received lump-sum payouts from two of our retirement pension plans. Accordingly, settlement losses of $1 million and $6 million were included in the net periodic benefit cost of our pension plans during the three and nine months ended September 30, 2007, respectively.
In February 2007, as a result of a mill-wide restructuring of our Thunder Bay, Ontario facility, 157 jobs were eliminated. As a result, a curtailment loss of $2 million and special termination benefits of $4 million were included in the net periodic benefit cost of our pension plans during the nine months ended September 30, 2007. This event will also result in a settlement loss at the time the benefits are paid.
In October 2006, we approved changes to our OPEB plan for our U.S. salaried employees. Benefits for employees were either eliminated or reduced depending on whether the employee met certain age and years of service criteria. As a result, a curtailment gain of $3 million was included in the net periodic benefit cost of our OPEB plans during the nine months ended September 30, 2007.
7. Note Contribution and Spin-off During the Second Quarter of 2008
On May 12, 2008, AbitibiBowater contributed to Bowater, as additional paid-in capital, a 12.5% promissory note in the amount of $650 million due June 30, 2013, executed by AbitibiBowater in favor of Bowater. Interest on the note is due semi-annually and is recorded in interest income on our Condensed Consolidated Statements of Operations. This note is guaranteed by Newsprint South and certain of its subsidiaries. Since the note receivable is due from our parent, AbitibiBowater, it has been classified as a separate caption in shareholder’s (deficit) equity. Subsequent repayments of the note by AbitibiBowater will result in a reduction of the note, which will result in an increase in shareholder’s (deficit) equity. Prior to May 15, 2008, Newsprint South was a wholly-owned subsidiary of Bowater. Subsequently on May 15, 2008, Newsprint South became a direct subsidiary of AbitibiBowater as a result of the Spin-off (see Note 1, “Organization and Basis of Presentation”).
The impact on the additional paid-in capital account in shareholder’s (deficit) equity, resulting from the note contributed and investment distributed in the Spin-off, was as follows:

(Unaudited, in millions)

Note contributed
Note receivable — AbitibiBowater	$650

Total note contributed	650

Investment distributed
Current assets	68
Fixed assets	503
Goodwill	184
Current liabilities	(47)
Long-term debt	(5)
Other long-term liabilities	(3)
Deferred taxes	(131)

Bowater’s investment in Newsprint South	569

Net increase in additional paid-in capital account in shareholder’s (deficit) equity	$81

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
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

(Unaudited, in millions)
Allocation of Goodwill
Components of Newsprint Reporting Unit	as of May 15, 2008

Components included in the Spin-off	$184
Other components that will remain with Bowater	342

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
8. Transactions with Related Parties
On January 1, 2008, we began providing certain corporate administrative services on behalf of AbitibiBowater and certain of its subsidiaries (referred to as “Affiliates”) including legal, finance, tax, risk management, IT, executive management, payroll and employee benefits. As such, we have charged a portion of our general and administrative expenses to our Affiliates and recorded this charge as a reduction of our costs, based on specific identification or on an appropriate allocation key (e.g., sales, purchases, headcount, etc.) determined by the type of expense or department. During the three and nine months ended September 30, 2008, we charged our Affiliates approximately $1 million and $8 million, respectively, for certain corporate administrative expenses that we incurred on their behalf, net of expenses our Affiliates incurred on our behalf.

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
We maintain a centralized domestic sales force. We buy products from our Affiliates at the same price we sell those products to third party customers. In order to compensate us for these services, we charge our Affiliates and our subsidiaries a service fee equal to 120% of our selling costs based on the value of the products acquired from them. The fees charged to our wholly-owned subsidiaries are eliminated in consolidation. During the nine months ended September 30, 2008, we charged our Affiliates $2 million for these services.
Since the Spin-off, from May 15, 2008 through September 30, 2008, goods in the amount of $157 million were purchased from Newsprint South, now an Affiliate, of which $85 million were purchased during the third quarter of 2008. Additionally, during the three and nine months ended September 30, 2008, we sold $11 million and $25 million, respectively, of wood products to, and purchased $12 million and $25 million, respectively, of recycled fiber from, our Abitibi Affiliates at market prices. During the three and nine months ended September 30, 2008, we also purchased $47 million of paper from our Abitibi Affiliates at market prices, which was subsequently sold to third-party customers. These transactions were made in the normal course of business and have been recorded at the exchanged amounts.
We sponsor a number of defined benefit pension plans and other postretirement benefit plans covering our employees and employees of Newsprint South. Since the Spin-off, we have charged Newsprint South for pension and other postretirement benefit costs based on an actuarial determination of the current service cost associated with its employees. This charge, of less than $1 million for the third quarter of 2008 and $1 million for the period from May 15, 2008 through September 30, 2008, is recorded as a reduction to our pension benefit costs.
We maintain a number of share-based compensation programs that provided for grants of stock options, restricted stock units and deferred stock units to our directors, officers and certain key employees (as well as certain key employees of Newsprint South). After the Combination with Abitibi, any new grants of share-based awards are made through AbitibiBowater’s plans. Since the Spin-off, we have charged Newsprint South for share-based compensation based on the fair value of the unvested awards granted to its employees. This charge, of less than $1 million for both the third quarter of 2008 and the period from May 15, 2008 through September 30, 2008, is recorded as a reduction to our share-based compensation costs.
From May 12, 2008 through September 30, 2008, we recorded $31 million of interest income on the note receivable from AbitibiBowater, of which $20 million was recorded in the third quarter of 2008.
9. Commitments and Contingencies
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
10. Off-Balance Sheet Debt Guarantees
In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our Qualified Special Purpose Entities (“QSPEs”). Bowater guarantees approximately $5 million of the investor notes’ principal balance as of September 30, 2008. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2 million) through 2008. The remaining investor notes’ principal amount is to be repaid in 2009.

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
Timber Note Holdings LLC has assets of approximately $24 million and obligations of approximately $22 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, neither of which has ever occurred.
On April 1, 2008, AbitibiBowater consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 (the “Convertible Notes”) to Fairfax Financial Holdings Limited and certain of its designated subsidiaries. The Convertible Notes bear interest at a rate of 8% per annum (10% per annum if payment of interest is made through the issuance of additional convertible notes as “pay in kind”). We provided a full and unconditional guarantee of the payment of principal and interest on the Convertible Notes. Our guarantee ranks equally in right of payment with all of our existing and future senior indebtedness. On October 15, 2008, AbitibiBowater elected to make the interest payment due on that date through the issuance of additional convertible notes. As a result, the balance of the Convertible Notes currently outstanding is $369 million.
11. Segment Information
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and lumber.
None of the income or loss items following “Operating loss” in our Condensed Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.
The following tables summarize information about segment sales and operating income (loss) for the three and nine months ended September 30, 2008 and 2007:

			Coated	Specialty	Market	Wood	Corporate	Consolidated
(Unaudited, in millions)		Newsprint	Papers	Papers	Pulp	Products	and Other	Total

Sales
Third Quarter	2008	$354	$176	$166	$108	$50	$—	$854
Third Quarter	2007	296	152	142	160	62	3	815

Year to date	2008	960	512	486	412	153	1	2,524
Year to date	2007	912	410	434	431	189	9	2,385

Operating income (loss)(1)
Third Quarter	2008	$40	$30	$11	$4	$(6)	$(194)	$(115)
Third Quarter	2007	(39)	14	(20)	29	(11)	(55)	(82)

Year to date	2008	12	99	6	53	(27)	(234)	(91)
Year to date	2007	(55)	27	(39)	66	(32)	(9)	(42)

(1)	“Corporate and Other” operating loss included a net gain from disposition of assets of $4 million and $17 million for the three months ended September 30, 2008 and 2007, respectively, and $44 million and $140 million for the nine months ended September 30, 2008 and 2007, respectively, and closure costs, impairment and other related charges of $127 million and $140 million for the three and nine months ended September 30, 2008, respectively, as well as charges for the writedown of mill stores inventory related to the permanent closure of our Donnacona paper mill of $7 million for the three and nine months ended September 30, 2008. “Corporate and Other” operating loss also included a pre-tax charge for an arbitration award of $28 million for the three and nine months ended September 30, 2007.

BOWATER INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements
Only assets which are identifiable by segment and reviewed by our management are allocated to segment assets. Allocated assets include goodwill and finished goods inventory. All other assets are not identifiable by segment and are included in “Corporate and Other.”
The following table summarizes information about segment assets as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(Unaudited, in millions)	2008	2007

Newsprint (1)	$403	$587
Coated papers	26	15
Specialty papers	92	99
Market pulp (1)	28	21
Lumber	12	14
Corporate and other (1)	3,088	3,883

	$3,649	$4,619

(1)	We transferred our investment in Newsprint South to AbitibiBowater. Prior to the transfer, our Newsprint, Market pulp and Corporate and other segments included assets of Newsprint South. See Note 7, “Note Contribution and Spin-off During the Second Quarter of 2008” for additional information. Included in our investment was $184 million of goodwill previously included in our Newsprint segment.

BOWATER INCORPORATED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Abbreviated pursuant to General Instructions H(1)(a) and (b) of Form 10-Q.)
This Management’s Discussion and Analysis includes the accounts of Bowater Incorporated and subsidiaries (“Bowater,” also referred to as “the Company,” “we” or “our”). On October 29, 2007, we combined with Abitibi-Consolidated Inc. (“Abitibi”) in a merger of equals (the “Combination”). As a result of the Combination, we and Abitibi each became a wholly-owned subsidiary of AbitibiBowater Inc. (“AbitibiBowater”), and we became an 18% shareholder of Abitibi.
This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Unaudited Condensed Consolidated Financial Statements and related notes appearing in Item 1 of this Form 10-Q.
Note Contribution and Spin-off During the Second Quarter of 2008
On May 15, 2008, we transferred the ownership interest we held in our wholly-owned subsidiary Bowater Newsprint South LLC (“Newsprint South”) to AbitibiBowater (the “Spin-off”). Newsprint South, now a direct and wholly-owned subsidiary of AbitibiBowater, owns and operates the Coosa Pines, Alabama and Grenada, Mississippi mills, as well as the Westover, Alabama sawmill. The Spin-off was completed to fulfill the requirement of our bank lenders, under our U.S. and Canadian credit facilities, that we transfer the Coosa Pines and Grenada mills to AbitibiBowater. We charged the distribution of our $569 million investment in Newsprint South to additional paid-in-capital. (See Note 7, “Note Contribution and Spin-off During the Second Quarter of 2008” to our Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q).
On May 12, 2008, AbitibiBowater contributed to Bowater, as additional paid-in capital, a 12.5% promissory note in the amount of $650 million due June 30, 2013, executed by AbitibiBowater in favor of Bowater. Interest on the note is due semi-annually. This note is guaranteed by Newsprint South and certain of its subsidiaries. Since the note receivable is due from our parent, AbitibiBowater, it has been classified as a separate caption in shareholder’s (deficit) equity. Subsequent repayments of the note by AbitibiBowater will result in a reduction of the note, which will result in an increase in shareholder’s (deficit) equity. On October 15, 2008, AbitibiBowater elected to make the interest payment due on that date through the issuance of an additional note with similar terms. As a result, the interest receivable on the note as of September 30, 2008 of $31 million is included in “Note receivable from AbitibiBowater Inc.” in shareholder’s (deficit) equity.
As a result of the Spin-off, the Unaudited Condensed Consolidated Financial Statements included herein do not reflect the financial position or results of operations of our former Coosa Pines, Grenada and Westover mills after May 15, 2008.
Cautionary Statements Regarding Forward-Looking Information
Statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our refinancing activities, our efforts to improve operating and financial performance, our plans for future price increases for certain of our products, our efforts to reduce costs and increase revenues and profitability, our business outlook, our curtailment of production of certain of our products, our assessments of market conditions, our ability to achieve targeted synergies (as part of the overall AbitibiBowater program), AbitibiBowater’s ability to meet its $1 billion debt reduction target (including the success of its program to sell non-core assets and the success of other actions aimed at reducing our debt, as well as the debt of Abitibi) and our strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate” and other terms with similar meaning indicating possible future events or potential impact on the business of Bowater.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. These

BOWATER INCORPORATED
risks and uncertainties include, but are not limited to, our substantial indebtedness and our ability to refinance our existing indebtedness or to obtain financing or otherwise derive additional liquidity, especially in light of the current decline in the global economy and the credit crisis, our capital intensive operations and the adequacy of our capital resources, AbitibiBowater’s ability to meet the continued listing requirements of the New York Stock Exchange, industry conditions generally and further growth in alternative media, our ability to realize announced price increases, our ability to obtain timely contributions to our cost-reduction initiatives from our unionized and salaried employees, the prices and terms under which we would be able to sell targeted assets, the volatility of the U.S. dollar against the Canadian dollar, the costs of raw materials such as energy, chemicals and fiber and the success of our post-merger integration activities, including the rollout of information technology platforms and billing and procurement systems as well as the impact of our liquidity position on the relationship with our customers, vendors and trade creditors. In addition, with respect to forward-looking statements relating to the Combination, the following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the risk that the businesses will not be integrated successfully or that the improved financial performance, product quality and product development will not be achieved; the risk that other combinations within the industry or other factors may limit our ability to improve our competitive position; the risk that the cost savings and other expected synergies from the Combination may not be fully realized or may take longer to realize than expected; and disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers. Additional risks that could cause actual results to differ from forward-looking statements are enumerated in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008, as further updated in Item 1A. “Risk Factors” in Part II of this Form 10-Q. All forward-looking statements in this report are expressly qualified by information contained in this report and in our other filings with the SEC. We disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.
Accounting Policies and Estimates
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition in our Unaudited Condensed Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008, as updated below for Goodwill and Long-lived Asset Impairment.
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
Our judgments are based on our assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in our Unaudited Condensed Consolidated Financial Statements. It is important that the reader of our financial statements understand that actual results could differ materially from these estimates, assumptions, projections and judgments.
Goodwill
We have a significant amount of goodwill recorded in our Unaudited Condensed Consolidated Balance Sheets. We review the carrying value of our goodwill for impairment in the fourth quarter of each year or more frequently, if an event occurs that triggers such an interim review. Goodwill is allocated to reporting units for purposes of performing a test for impairment. If a reporting unit’s carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and the implied fair value of the goodwill is recorded.
We determined the fair values of our reporting units relying primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units. Several of the key assumptions used in our valuation models include periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation, weighted average cost of capital and capital spending. We derive these assumptions from several sources, including our internal budgets, which contain existing sales data based

BOWATER INCORPORATED
on current product lines and assumed production levels, manufacturing costs and product pricing. We believe that our internal forecasts are consistent with those that would be used by a potential buyer in valuing our reporting units.
Our products are commodity products; therefore, pricing is inherently volatile and often follows a cyclical pattern. The average price over a commodity cycle forms the basis of our product pricing assumption. We derive our pricing estimates from information generated internally, from industry research firms and from other published reports and forecasts. As of December 31, 2007, because the strength of the Canadian dollar (as compared to the U.S. dollar) was near historical highs, we believed a potential buyer would consider a shorter-term view of exchange rates between the Canadian and U.S. dollar. Therefore, we used foreign exchange rates that are based on market forward rates followed by a gradual reversion to a 5-year historical average.
Determining the reporting units to which we should allocate the goodwill takes considerable judgment and is based upon the determination of the reportable segments, which in and of itself, requires management’s judgment. We are required to evaluate whether each component (i.e., one level below the reportable segment) is a business by assessing those business elements (inputs, processes, outputs) that are present within the component, those business elements that are missing from the component, and the degree of difficulty in replacing the missing elements. Further, if any of the components are considered a business, we are required to determine whether they are similar for purposes of aggregation into a single reporting unit. Our similarity assessment included a review of the customers, products, distribution methods and other pertinent information associated with each component that qualifies as a business and prepares discrete financial information and is regularly reviewed by segment management. Once the reporting units are defined, we were required to determine which reporting units benefited synergistically from an acquisition and allocate the acquired goodwill to those reporting units based on a reasonable and supportable methodology that is conceptually consistent with the amount of goodwill that would be recognized in a purchase combination involving these reporting units.
In our 2007 impairment test, there were no indications of impairment for any of our reporting units, and the fair value of each reporting unit exceeded the respective carrying value of each reporting unit by at least 10%.
During the third quarter of 2008 and subsequent to the end of the third quarter, AbitibiBowater experienced a significant decline in the price of its publicly-traded common stock and, accordingly, a significant decline in its market capitalization. We believe the decline in AbitibiBowater’s stock price was principally driven by the current economic environment and the extraordinary decline in worldwide stock markets as a whole. It has also been impacted by our and Abitibi’s liquidity concerns. We do not believe that these events impact the fair value of our reporting units with allocated goodwill; however, they would impact AbitibiBowater’s ability to reconcile the fair value of its reporting units to its market capitalization. As part of our annual goodwill impairment test, which we will perform in the fourth quarter of 2008, AbitibiBowater will prepare a reconciliation of the fair value of its reporting units to its market capitalization. As a result of this reconciliation process, and if AbitibiBowater’s stock price remains at current levels for a more extended period of time, it is possible that AbitibiBowater could identify factors impacting enterprise value that have not yet been reflected in its assessment of reporting unit fair value. Any consequent reduction in the estimated fair value of our reporting units as a result of the identification of such factors could result in a non-cash goodwill impairment charge.
Long-lived Asset Impairment
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
Asset impairment loss calculations require us to apply judgment in estimating asset fair values and future cash flows, including periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation, projected capital spending, estimated useful lives and discount rates. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate. We determined the foreign exchange rates based on market forward rates followed by a gradual reversion to a 5-year historical average.

BOWATER INCORPORATED
Immediately upon the Combination, AbitibiBowater began a comprehensive strategic review of its operations to reduce costs and improve its profitability. On November 29, 2007, AbitibiBowater announced the results of the initial phase of its comprehensive review, which, among other things, included AbitibiBowater’s decision to reduce its newsprint and specialty papers production capacity by approximately one million metric tons per year. The reductions include the permanent closure of our Dalhousie, New Brunswick facility, the indefinite idling of our Donnacona, Quebec facility and the permanent closure of paper machine no. 3 at our Gatineau, Quebec facility. These actions were completed in the first quarter of 2008.
In November 2008, we announced the permanent closure of our previously idled Donnacona paper mill, based on current market conditions. Upon review of the recoverability of the long-lived assets at this facility, we used this additional information and recorded long-lived asset impairment charges of $127 million at our Donnacona paper mill for the three and nine months ended September 30, 2008. The fair value of the long-lived assets of Donnacona of $10 million was determined based on its estimated sale and salvage values.

BOWATER INCORPORATED
Business and Financial Review

	Nine Months Ended
	September 30,
(Unaudited, in millions)	2008	2007	Change

Sales	$2,524	$2,385	$139
Operating loss	(91)	(42)	(49)
Net loss	(294)	(240)	(54)

Significant items that improved (lowered) operating loss:
Product pricing			$326
Shipment volume			(187)

Change in sales			139
Change in cost of sales and depreciation, amortization and cost of timber harvested			(4)
Change in distribution costs			(3)
Change in selling and administrative expenses			27
Change in arbitration award			28
Change in closure costs, impairment and other related charges			(140)
Change in net gain on disposition of assets			(96)

Change in operating loss			(49)

Other significant items that improved (lowered) net loss:
Change in equity in loss of Abitibi			(92)
Change in interest income			29
Change in interest expense			(12)
Change in other income (expense), net			48
Change in income tax benefit (provision)			20
Change in minority interests, net of tax			2

Change in net loss			$(54)

Nine months ended September 30, 2008 versus September 30, 2007

Sales
Sales increased in the first nine months of 2008 as compared to the same period of 2007, primarily due to higher transaction prices for newsprint, coated papers, specialty papers and market pulp. Shipments of coated papers and specialty papers were flat and were lower for newsprint, market pulp and lumber for the nine months ended September 30, 2008 as compared to the same period of 2007.
Operating loss
Operating loss in the first nine months of 2008 increased by $49 million compared to the same period of 2007, due to changes in costs as listed in the table above and discussed below.

BOWATER INCORPORATED
          Manufacturing Costs
Our manufacturing costs were slightly higher in the first nine months of 2008 as compared to the first nine months of 2007, primarily due to increased costs for fiber and wood and energy, partially offset by lower costs for labor and benefits, maintenance repairs, lower volumes, depreciation and other favorable costs.
          Distribution costs
Our distribution costs were slightly higher in the first nine months of 2008 as compared to the first nine months of 2007, despite a significant reduction in shipments year over year. Distribution costs per ton in 2008 were significantly higher as a result of our market mix of domestic versus export shipments, higher fuel charges by our carriers and the destination of customers.
          Selling and administrative expenses
Selling and administrative expenses decreased by $27 million in the first nine months of 2008 compared to the same period in 2007, primarily as a result of synergies from the Combination and the allocation of $10 million of our administrative costs to our Affiliates.
          Arbitration award
In September 2007, we received a decision in an arbitration related to the 1998 sale to Weyerhaeuser Company (“Weyerhaeuser”) of our former pulp and paper facility in Dryden, Ontario. We and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental costs related to the mill. The arbitrators awarded Weyerhaeuser approximately $43 million, including interest. As a result of the decision, which was binding upon us and not subject to appeal, we recorded a pre-tax charge of $28 million during the third quarter of 2007.
          Closure costs, impairment and other related charges
Immediately upon the Combination, AbitibiBowater began a comprehensive strategic review of its operations to reduce costs and improve its profitability. On November 29, 2007, AbitibiBowater announced the results of the initial phase of its comprehensive review, which included a decision to reduce its newsprint and specialty papers production capacity by approximately one million metric tons per year. The reductions included the permanent closure of our Dalhousie, New Brunswick paper mill, as well as the indefinite idling of our Donnacona, Quebec paper mill. Additionally, AbitibiBowater decided to permanently close paper machine no. 3 at our Gatineau, Quebec facility. The actions were completed in the first quarter of 2008. We recorded charges of $123 million for long-lived asset impairment, severance and termination costs associated with our mills in the fourth quarter of 2007. During the nine months ended September 30, 2008, we recorded additional costs for noncancelable contracts of $10 million and severance and other costs of $3 million at our Dalhousie and Donnacona operations.
In November 2008, AbitibiBowater announced the permanent closure of our previously idled Donnacona paper mill, based on current market conditions. Upon review of the recoverability of the long-lived assets at this facility, we used this additional information and recorded long-lived asset impairment charges of $127 million at our Donnacona paper mill for the nine months ended September 30, 2008. Additionally, $7 million of mill stores inventory was determined to be unusable and was recorded in cost of sales.
          Net gain on disposition of assets
Our net gain on disposition of assets relates primarily to land sales. The decrease of $96 million is due to lower levels of land and other asset sales in the first nine months of 2008 compared to the first nine months of 2007.
Net loss
In addition to the increase in operating loss as noted above, the increase in our net loss was also the result of a number of other factors described below.
The change in our equity in the loss of Abitibi for the first nine months of 2008 ($92 million) arises because of our ownership interest that was acquired as a result of the Combination.
Our interest income increased by $29 million in the first nine months of 2008 compared to the same period of 2007, primarily due to interest earned on a note receivable from AbitibiBowater.

BOWATER INCORPORATED
Our other income (expense), net, improved by $48 million primarily due to foreign exchange gains resulting from our Canadian dollar denominated debt obligations.
Our effective tax rate, which resulted from the recording of a tax benefit on a pre-tax loss for the first nine months of 2008 was 0% compared to a tax provision on a pre-tax loss of (9%) in the same period of 2007. Most of our operations outside of the United States have continued to experience operating losses. Consequently, income tax benefits and tax credits were offset by tax charges to increase our tax valuation allowance.
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in the local country. Upon consolidation, such income and gains are eliminated, but we are still liable for the local country taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we will probably not be recording income tax benefits on the majority of any 2008 operating losses generated outside the United States, which would have an adverse impact on our overall effective income tax rate in future periods. For the three and nine months ended September 30, 2008, our income tax provision calculation was changed from a method using a forecasted global effective tax rate to a method which calculates the effective tax rate based on the actual income in each separate legal entity. This method is provided under FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB No. 28” and is permitted in circumstances where reliable forecasts of income on a legal entity basis are not available.

BOWATER INCORPORATED
Liquidity
Overview
Our primary sources of liquidity and capital resources are cash on hand, cash provided from operations and available borrowings under our credit facilities. We also periodically review timberland holdings and sell timberlands as a source of additional liquidity. AbitibiBowater has targeted approximately $750 million in asset sales by the end of 2009, including our Mokpo, South Korea paper mill, as well as additional sales including timberlands, sawmills and other assets. It is unclear how the current global credit crisis may impact our ability to sell any of these assets.
We have significant short-term debt maturities which primarily consist of: (i) our Canadian credit facility which matures on June 5, 2009 ($67 million outstanding at September 30, 2008) and (ii) our $248 million 9% debentures due August 1, 2009.
We believe that cash on hand, cash generated from our operations and access to our existing credit facilities will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and contractual obligations (excluding debt maturities) for the next twelve months. However, the weakening U.S. and global economy, together with the current credit environment, could reduce our ability to generate cash from operations. In the event we do not generate adequate cash from operations, our existing credit facilities may not provide us with sufficient liquidity to support our operations. In addition, we will need to refinance our $248 million 9% debentures due August 1, 2009, which may prove difficult in the current market and economic environment.
The ongoing and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions and companies, and has impacted our ability to refinance our short-term obligations. These financial market conditions have reduced the ability of many companies, including us, to refinance short-term credit facilities and other short-term indebtedness. Our operations are funded by cash generated through our operations and available borrowings under our credit facilities, although these sources will not be sufficient alone to refinance our short-term obligations. We are currently working on refinancing plans for our short-term obligations and intend to refinance these short-term obligations before their due dates. More specifically, we intend to engage in a series of refinancing transactions prior to March 31, 2009, which we expect to consist of some combination of replacing our U.S. and Canadian credit facilities with a senior secured asset-based revolving credit facility and issuing new senior secured notes, among others. However, considering current market conditions and the instability of the credit markets, no assurance can be made that we will be able to complete these refinancing transactions or that they will be completed on terms acceptable to us. If such refinancings are not consummated, we believe our liquidity could approach the minimum amounts necessary to operate our business and we would be highly dependent on the success of our previously announced initiatives, including the receipt of substantial proceeds from asset sales and improved operating performance and conditions. If our future cash flow is insufficient and refinancing or additional financing is unavailable, we may be unable to meet our debt obligations. If we default under the terms of some of our indebtedness, the relevant debt holders may accelerate the maturity of its obligations, which could cause cross-defaults or cross-acceleration under our other obligations. There are no cross-defaults or cross-acceleration provisions under our obligations as it relates to Abitibi; however, AbitibiBowater has guaranteed certain of our debt obligations and the debt obligations of certain of our subsidiaries.
Liquidity, Short-term Bank Debt and Current Installments of Long-Term Debt
As of September 30, 2008, total short-term bank debt and current installments of long-term debt totaled $644 million. In order to address our significant upcoming debt maturities, which, as noted above, primarily consist of: (i) our Canadian credit facility which matures on June 5, 2009 ($67 million outstanding at September 30, 2008) and (ii) our $248 million 9% debentures due August 1, 2009, we are currently pursuing refinancing alternatives and the sale of assets.
Our primary sources of liquidity and capital resources are cash on hand, cash provided from operations and available borrowings under our bank credit facilities. As of September 30, 2008, we had cash on hand of approximately $100 million. Our third quarter 2008 cash used in operations was $62 million, an increase of $18 million as compared to the second quarter of 2008. In addition, we had $76 million of available borrowings under our bank credit facilities.
We are forecasting improved quarterly cash from operations, but there is no assurance that we will have sufficient cash to repay our $248 million 9% debentures due August 1, 2009 or our $144 million Canadian bank credit facility, without significant asset sales or external financing as presently contemplated by our available refinancing plans. We are currently seeking to replace both the U.S. and Canadian credit facilities with a senior secured asset-based revolving credit facility with a

BOWATER INCORPORATED
syndicate of lenders. The U.S. facility would be expected to have a maturity of five years and be secured by a first lien on substantially all of our U.S. working capital assets. The Canadian facility would be expected to have a maturity of 364 days and be secured by a first lien on substantially all of the Canadian working capital assets of Bowater Canadian Forest Products Inc. (“BCFPI”) and a second lien on substantially all of our U.S. working capital assets. In addition, subject to market conditions, we are exploring the feasibility of issuing senior secured notes contingent upon the consummation of the new asset-based revolving credit facility. The proceeds of any such notes offering would be used to repay our 9% debentures due August 1, 2009 and for working capital. Any new notes and related guarantees would likely be secured by security interests in certain collateral subject to permitted liens. However, considering current market conditions and the credit environment, no assurance can be made that we will be able to complete these refinancing transactions or that they will be completed on terms that are acceptable to us. Management believes that our short-term liquidity constraints, although elevating risks, do not materially affect the financial condition of Abitibi or AbitibiBowater on a stand-alone basis.
Bank Credit Facilities
As of September 30, 2008, available borrowings under our bank credit facilities were as follows:

					Weighted
		Amount	Commitment	Termination	Average
(Unaudited, in millions)	Commitment	Outstanding	Available(1)	Date	Interest Rate(2)

U.S. credit facility	$415	$315	$30	05/11	6.7%
Canadian credit facility	144	67	46	06/09	6.3%

	$559	$382	$76

(1)	The commitment available under each of these revolving bank credit facilities is subject to collateral requirements and covenant restrictions (after giving effect to the financial covenant waivers included in the November 12, 2008 amendment) as described below or in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 15, 2008 or in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 22, 2008, and is reduced by outstanding letters of credit of $70 million for our U.S. credit facility and $31 million for our Canadian credit facility. Commitment fees for unused portions of our U.S. and Canadian credit facilities are 50 and 25 basis points, respectively.

(2)	Borrowings under the bank credit facilities incur interest based, at our option, on specified market interest rates plus a margin.
Our U.S. credit agreement is guaranteed by AbitibiBowater, Newsprint South and certain wholly-owned U.S. subsidiaries of Bowater and Newsprint South, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater, Newsprint South and their subsidiaries that are guarantors, (ii) pledges of 65% of the stock of certain of our foreign subsidiaries, (iii) pledges of the stock of our U.S. subsidiaries that do not own mills or converting facilities and (iv) pledges of the stock of the subsidiaries of Newsprint South. Availability under the U.S. credit facility is limited to 75% of the net consolidated book value of our accounts receivable and inventory, excluding BCFPI and its subsidiaries, and is reduced by the amount of outstanding letters of credit.
Our Canadian credit agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI and is guaranteed by Bowater, Newsprint South and certain of their wholly-owned subsidiaries and certain subsidiaries of BCFPI. Availability under the Canadian credit facility is limited to 60% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries, and is reduced by the amount of outstanding letters of credit.

BOWATER INCORPORATED
Based on information currently available to us, we have no indication that the financial institutions syndicated under our U.S. credit agreement and Canadian credit agreement would be unable to fulfill their commitments. However, given the current economic environment and credit risk market crisis, there is no assurance that this may not change in the future.
Amendments to Bank Credit Facilities
For a more complete discussion of our U.S. credit facility, our Canadian credit facility, as well as certain amendments to these bank credit facilities entered into on November 2, 2007, February 25, 2008 and March 31, 2008, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008, for amendments to these bank credit facilities entered into on April 30, 2008, reference is made to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 15, 2008 and for amendments to these bank credit facilities entered into on June 6, 2008 and August 7, 2008, reference is made to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 22, 2008.
Our U.S. credit facility permits us to send distributions to AbitibiBowater to service interest on its convertible debt provided that no default exists under this facility at the time of such payment and we are in pro forma compliance with this facility’s financial covenants at the time of such payment. Under previous amendments, the lenders under our U.S. and Canadian credit facilities implemented a more restrictive borrowing base, using more extensive eligibility criteria and imposing additional reporting obligations on us (although, as described below, the date by which we must comply with these more restrictive requirements is now to be phased in through March 31, 2009).
On November 12, 2008, we and the other parties to our U.S. and Canadian credit facilities entered into amendments to those facilities that, among other things: (1) waive the requirement that we are required to comply immediately with the more restrictive borrowing base requirements by November 15, 2008 and provide instead for phased-in implementation through March 31, 2009 (extending to April 29, 2009 under certain circumstances) and waive compliance with certain financial covenant requirements for the third quarter of 2008 (absent such waiver, we would have been in violation of the senior secured leverage ratio and the interest coverage ratio covenants under the credit facilities for the third quarter); (2) amend certain covenants, including the leverage ratio, for the fourth quarter of 2008; (3) increase the interest rate under each facility by 125 basis points; (4) provide a lien on substantially all Canadian fixed assets and the shares of our South Korean subsidiary (which operates our Mokpo mill) to Canadian lenders, as security for indebtedness in a principal amount not to exceed 10% of the shareholders’ equity of BCFPI as of September 30, 2008; (5) add a provision requiring that 75% of the proceeds of asset sales by us or our subsidiaries be used to reduce amounts outstanding under both facilities on a pro rata basis; (6) reduce, pro rata, the aggregate amount of the commitment under both facilities by $10 million; and (7) require that we maintain no more than $70 million of cash on hand, with any excess to be used to reduce amounts outstanding under the facilities.
We expect to be in compliance with the financial covenants of the amended credit facilities through March 31, 2009. However, as discussed above, we expect to refinance our U.S. and Canadian credit facilities prior to March 31, 2009. Our ability to consummate such refinancing will be subject to market and other conditions, and no assurance can be made that such transactions will be consummated on terms acceptable to us, or at all.
The U.S. and Canadian credit facilities further provide that we may make dividends and distributions to AbitibiBowater sufficient to pay (1) taxes attributable to us and our subsidiaries and (2) up to $10 million more than 50% of certain of AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses or debt service.
We may also, from time to time, subject to any applicable restrictions contained in any indebtedness documents, enter into transactions with related parties, including AbitibiBowater, for management and other services (such as IT, environmental, human resources and legal services) and intercompany advances, loans and investments, intercompany product sales and purchases.

BOWATER INCORPORATED
On April 1, 2008, we provided a full and unconditional guarantee of the payment of principal and interest on $350 million of face amount of unregistered convertible notes issued by AbitibiBowater on the same date. See Note 10, “Off-Balance Sheet Debt Guarantees” to our Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a further discussion of this guarantee. On October 15, 2008, AbitibiBowater elected to make the interest payment due on that date through the issuance of additional convertible notes. As a result, the balance of the convertible notes currently outstanding is $369 million.
Employee Benefit Plans
The determination of projected benefit obligations and the recognition of expenses related to pension and other postretirement obligations are dependent on assumptions used in calculating these amounts. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates and other factors. Management develops each assumption using relevant company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.
Recent deterioration in the securities markets has impacted the value of the assets included in our defined benefit pension plans, the effect of which has not been reflected in the accompanying Unaudited Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2008, based on the provisions of SFAS 158, which require plan assets and obligations to be re-measured at December 31, 2008. In June 2008, we embarked on a de-risking strategy with our pension plans by reducing the equity component of such plans. Currently, our plans are comprised of approximately 25% equity and 75% fixed income. Accordingly, we mitigated the recent volatility that went through the equity markets.
Should values not recover before December 31, 2008, the decline in fair value of our plans would result in increased total pension costs for 2009 as compared to total pension costs expected during 2008. However, future minimum cash contributions are not expected to be materially impacted in 2009 as a result of the continued market volatility since the 2009 contributions are largely based on valuations performed as of or prior to January 1, 2008. A continued decline in fair value of our plans may, however, increase the minimum cash contributions that will be required in 2010.
Item 4T. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2008. Based on that evaluation, the President and Vice President and Treasurer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
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
Item 1A. Risk Factors.
The following risk factors are intended to update the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on April 14, 2008. In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or future results. The risks described below are not the only risks we are facing. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or results of operations.
Our substantial indebtedness is currently affecting our financial health.
We, AbitibiBowater and Abitibi have a significant amount of indebtedness. As of September 30, 2008, AbitibiBowater, on a consolidated basis, had outstanding total debt of approximately $6.2 billion, of which approximately $1.1 billion was secured debt, and shareholders’ equity of $1.2 billion. At September 30, 2008, we had outstanding debt of approximately $2.6 billion, of which $0.4 billion was secured debt, and a shareholder’s deficit of $91 million. AbitibiBowater has outstanding long-term convertible notes and we have outstanding long-term notes. In addition, we utilize bank credit facilities for working capital and other operating needs. Our substantial amount of debt could have important negative consequences, by further:
•	limiting our ability to obtain additional financing, if needed, or refinancing, when needed, for debt service requirements, working capital, capital expenditures or other purposes;

•	increasing our vulnerability to current and future adverse economic and industry conditions;

•	requiring us to dedicate a substantial portion of our cash flows from operations to make payments on our debt;

•	causing us and AbitibiBowater to monetize assets such as timberland or production facilities on terms that may be unfavorable to us;

•	causing us to offer debt securities on terms that may not be favorable to us;

•	reducing funds available for operations, future business opportunities or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes and opportunities in our business and our industry;

BOWATER INCORPORATED
•	increasing employee turnover and uncertainty, diverting management’s attention from routine business and hindering our ability to recruit qualified employees; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.
Our bank credit facilities, the indentures governing our various notes, debentures and other debt securities and the terms and conditions of our other indebtedness may permit us or our subsidiaries to incur or guarantee additional indebtedness, including secured indebtedness in some circumstances. The terms of this indebtedness also restrict our and AbitibiBowater’s ability to sell assets, apply the proceeds of such sales, and reinvest in our business. As discussed in the immediately following risk factor, we expect that we will incur additional or replacement indebtedness in the near term. As a result, some or all of the risks discussed above may increase.
There can be no assurance that we will be able to generate sufficient cash flows to repay our outstanding indebtedness when it matures, in light of (1) the significant decreases in North American demand for newsprint, which is our principal product, (2) the current weakness in the housing and lumber markets, (3) current pricing for our coated, specialty and market pulp products and (4) the strength of other currencies against the U.S. dollar. If our future cash flow is insufficient and refinancing or additional financing is unavailable, we may be unable to meet our debt obligations. If we default under the terms of some of our indebtedness, the relevant debt holders may accelerate the maturity of its obligations, which could cause cross-defaults or cross-acceleration under our other obligations. There are no cross-defaults or cross-acceleration provisions under our obligations as it relates to Abitibi.
In addition, both our and AbitibiBowater’s substantial indebtedness and current liquidity situation may cause concern to one or more of our customers, vendors or trade creditors. If any customer’s, vendor’s or trade creditor’s concern changes their business relations with us by stopping work, ceasing sales, requiring sales on cash terms or other changes, these changes may materially adversely affect our cash flows and results of operations.
The current decline in the global economy and credit crisis may significantly inhibit our ability to reduce and refinance our current indebtedness.
As of September 30, 2008, short-term bank debt and current installments of long-term debt totaled $644 million. Based on our current and expected cash flows and existing credit facilities, we expect that we will need to refinance a significant portion of this indebtedness. During the third quarter of 2008, the global credit markets suffered a significant contraction, including the failure of some large financial institutions. This has resulted in a significant decline in the credit markets and the overall availability of credit. Although many governments, including the United States, have recently taken actions to ease the current credit crisis and make more credit available, no assurance can be provided that such efforts will be successful. Market disruptions, such as those currently being experienced, as well as our high debt levels and the overall weakness in demand for our products may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if our short-term or long-term borrowing costs dramatically increase, our ability to finance our current operations and meet our short-term and long-term obligations could be adversely affected.
In addition, AbitibiBowater has targeted approximately $750 million in asset sales by the end of 2009, including our Mokpo, South Korea paper mill, as well as additional forest lands, sawmills and other assets in order to reduce our outstanding indebtedness and provide us with additional working capital. However, as a result of the current global economy and credit crisis, it may be difficult for potential purchasers to obtain the financing necessary to buy such assets. As a result, AbitibiBowater may be forced to sell the assets for significantly lower amounts than planned or may not be able to sell them at all.
Our operations require substantial capital and we may not have adequate capital resources to provide for all of our capital requirements.
Our businesses are capital intensive and require that we regularly incur capital expenditures in order to maintain our equipment, increase our operating efficiency and comply with environmental laws. In addition, significant amounts of capital may be required to modify our equipment to produce alternative grades with better demand characteristics or

BOWATER INCORPORATED
to make significant improvements in the characteristics of our current products. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs and capital expenditures, we would have to obtain additional funds from borrowings or other available sources or reduce or delay our capital expenditures. As discussed above, the recent credit crisis and downturn in the global economy has resulted in a significant decline in the credit markets and the overall availability of credit. We may not be able to obtain additional funds on favorable terms or at all. In addition, our debt service obligations will reduce our available cash flows. If we cannot maintain or upgrade our equipment as we require, we may become unable to manufacture products that compete effectively.
If AbitibiBowater does not meet the continued listing requirements of the New York Stock Exchange, its common stock may be delisted.
AbitibiBowater’s common stock is listed on both the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange. The NYSE requires AbitibiBowater to continue to meet certain listing standards, including standards related to the trading price of AbitibiBowater’s common stock (e.g., maintaining an average share price of at least $1.00), as well as AbitibiBowater’s global market capitalization (e.g., maintaining an average global market capitalization of at least $75 million). If AbitibiBowater does not meet the NYSE’s continued listing standards, AbitibiBowater will be notified by the NYSE and will be required to take corrective action to meet the continued listing standards; otherwise AbitibiBowater’s common stock will be delisted from the NYSE. While AbitibiBowater expects that it would have a reasonable time (e.g., between 6 and 18 months) to take corrective action, AbitibiBowater cannot provide any assurances that it will have a reasonable time, if any, or that its corrective action would be successful. A delisting of AbitibiBowater’s common stock from the NYSE could hurt its investors by reducing the liquidity and market price of its common stock. Additionally, a delisting could negatively impact AbitibiBowater by reducing the number of investors willing to hold or acquire its common stock, which could negatively impact its ability to access the public capital markets, which in turn, could have a negative impact on us. A delisting could also reduce the value of AbitibiBowater’s equity compensation plans, including the Bowater plans, which could negatively impact our ability to retain key employees.
Developments in alternative media could continue to adversely affect the demand for our products, especially in North America, and our responses to these developments may not be successful.
Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television and the Internet, instead of newsprint, coated paper, uncoated specialty papers or other products made by us. The demand for certain of our products weakened significantly over the last several years. For example, industry statistics indicate that North American newsprint consumption has been in decline for several years and has experienced annual declines of 5.1% in 2005, 6% in 2006, 9.8% in 2007 and 9.4% for the first nine months of 2008. We believe, and certain third party forecasters indicate, that these declines in newsprint demand could continue or accelerate for the remainder of 2008 and for 2009 and beyond due to conservation measures taken by publishers, reduced North American newspaper circulation, less space devoted to advertising and substitution to other uncoated mechanical grades.
One of AbitibiBowater’s responses to the declining demand for its products has been to curtail its production capacity. For example, during the first quarter of 2008, AbitibiBowater completed the implementation of the first phase of a strategic review, which, among other things, reduced its newsprint and specialty papers production capacity by almost 1 million metric tons per year. During the third quarter of 2008, AbitibiBowater announced that it would take approximately 30,000 to 35,000 metric tons per month of market-related downtime in newsprint during the fourth quarter of 2008. Additionally, AbitibiBowater recently announced that it would take approximately 35,000 metric tons of market-related downtime in pulp during the fourth quarter of 2008. AbitibiBowater has also disclosed that it plans to reduce capacity in 2009

BOWATER INCORPORATED
by taking 50,000 metric tons of market-related downtime monthly. It may also become necessary to curtail even more production or permanently shut down even more machines or facilities. Such further curtailments and shut downs would become increasingly likely as North American newsprint demand continues to decline or if market conditions otherwise worsen. Curtailments or shutdowns could result in goodwill or asset write-downs and additional costs at the affected facilities, and could negatively impact our cash flows and materially affect our results of operations and financial condition.
Item 5. Other Information.
As of November 12, 2008, we and the other parties to our U.S. and Canadian credit facilities entered into amendments to those facilities that, among other things: (1) waive the requirement that we are required to comply immediately with the more restrictive borrowing base requirements by November 15, 2008 and provide instead for phased-in implementation through March 31, 2009 (extending to April 29, 2009 under certain circumstances) and waive compliance with certain financial covenant requirements for the third quarter of 2008 (absent such waiver, we would have been in violation of the senior secured leverage ratio and the interest coverage ratio covenants under the credit facilities for the third quarter); (2) amend certain covenants, including the leverage ratio, for the fourth quarter of 2008; (3) increase the interest rate under each facility by 125 basis points; (4) provide a lien on substantially all Canadian fixed assets and the shares of our South Korean subsidiary (which operates our Mokpo mill) to Canadian lenders, as security for indebtedness in a principal amount not to exceed 10% of the shareholders’ equity of BCFPI as of September 30, 2008; (5) add a provision requiring that 75% of the proceeds of asset sales by us or our subsidiaries be used to reduce amounts outstanding under both facilities on a pro rata basis; (6) reduce, pro rata, the aggregate amount of the commitment under both facilities by $10 million; and (7) require that we maintain no more than $70 million of cash on hand, with any excess to be used to reduce amounts outstanding under the facilities. See “Liquidity — Amendments to Bank Credit Facilities” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

BOWATER INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWATER INCORPORATED
By	/s/ William G. Harvey
William G. Harvey
Director, Vice President and Treasurer

By	/s/ Joseph B. Johnson
Joseph B. Johnson
Vice President and Controller

Dated: November 14, 2008

BOWATER INCORPORATED
INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.